Form 10-Q
period 2010-06-30
THL Credit, Inc.
filed 2010-08-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 001-33559

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-454-4424

Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $.001 par value per share, outstanding at August 9, 2010 was 19,791,888.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2010

	INDEX	PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Statements of Assets and Liabilities as of June 30, 2010 and March 31, 2010 (unaudited)	2

	Statements of Operations for the period from April 1, 2010 through June 30, 2010 and for the period from May 26, 2009 (inception) through March 31, 2010 (unaudited)	3

	Statements of Changes in Net Assets for the period from April 1, 2010 through June 30, 2010 and for the period from May 26, 2009 (inception) through March 31, 2010 (unaudited)	4

	Statements of Cash Flows for the period from April 1, 2010 through June 30, 2010 and for the period from May 26, 2009 (inception) through March 31, 2010 (unaudited)	5

	Schedule of Investments as of June 30, 2010 (unaudited)	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Reserved	26

Item 5.	Other Information	26

Item 6.	Exhibits	26

SIGNATURES		28

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc.

Statements of Assets and Liabilities (Unaudited)

	June 30, 2010	March 31, 2010

Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $84,732,921 and $0, respectively)	$84,842,626	$—

Total investments at fair value (cost of $84,732,921 and $0, respectively)	84,842,626	—

Cash and cash equivalents	174,836,729	100,500
Prepaid expenses and other assets	55,080	—
Deferred offering costs	—	414,767

Total assets	$259,734,435	$515,267

Liabilities:
Accrued expenses	$1,148,345	$435,000
Base management fees payable	743,327	—
Accrued administrator expenses	351,013	—
Due to affiliate	60,714	171,360

Total liabilities	2,303,399	606,360

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 19,791,888 and 6,700 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	19,792	7

Paid-in capital in excess of par	256,764,291	100,493
Net unrealized appreciation on investments	109,705	—
Accumulated undistributed net investment income	537,248	(191,593)

Total net assets	257,431,036	(91,093)

Total liabilities and net assets	$259,734,435	$515,267

Net asset value per share	$13.01	$(13.60)

The accompanying notes are an integral part of these financial statements.

THL Credit, Inc.

Statements of Operations (Unaudited)

	For the period from April 1, 2010 through June 30, 2010	For the period from May 26, 2009 (inception) through March 31, 2010

Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$2,440,486	$—

Total investment income	2,440,486	—

Expenses:
Base management fees	743,327	—
Administrator expenses	351,013	—
Professional fees	283,334	—
Insurance expenses	149,028	—
Directors’ fees	127,375	—
Other general and administrative expenses	57,568	—
Organization expenses	—	191,593

Total expenses	1,711,645	191,593

Net investment income (loss)	728,841	(191,593)

Unrealized Appreciation:
Net change in unrealized appreciation	109,705	—

Net increase (decrease) in net assets resulting from operations	$838,546	$(191,593)

Net investment income per common share	$0.04	$(28.60)

Net increase (decrease) in net assets resulting from operations per common share	$0.04	$(28.60)

Basic and diluted weighted-average common shares outstanding	19,625,761	6,700

The accompanying notes are an integral part of these financial statements.

THL Credit, Inc.

Statements of Changes in Net Assets (Unaudited)

	For the period from April 1, 2010 through June 30, 2010	For the period from May 26, 2009 (inception) through March 31, 2010

Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income	$728,841	$(191,593)
Net change in unrealized appreciation	109,705	—

Net increase (decrease) in net assets resulting from operations	838,546	(191,593)

Capital Share Transactions:
Issuance of common stock	265,488,445	100,500
Less offering costs	(8,804,862)	—

Net increase in net assets resulting from capital share transactions	256,683,583	100,500

Total Increase (Decrease) in Net Assets	257,522,129	(91,093)
Net assets at beginning of period	(91,093)	—

Net assets at end of period	$257,431,036	$(91,093)

Common shares outstanding at end of period	19,791,888	6,700

Capital Share Activity:
Shares issued	19,785,188	6,700

The accompanying notes are an integral part of these financial statements.

THL Credit, Inc.

Statements of Cash Flows (Unaudited)

	For the period from April 1, 2010 through June 30, 2010	For the period from May 26, 2009 (inception) through March 31, 2010
Operating Activities:

Net increase (decrease) in net assets resulting from operations	$838,546	$(191,593)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used in) provided by operating activities:

Purchases of investments	(28,968,750)	—
Proceeds from sale of investments	7,218,750	—
Net change in unrealized appreciation on investments	(109,705)	—
PIK interest income	(197,098)	—
Accretion of original issue discounts on investments, and other fees	(65,668)	—
Income from investment in member interest	(612,706)	—
Increase in prepaid expenses and other assets	(55,080)	—
(Decrease) increase in accrued expenses	(189,832)	435,000
Increase in base management fees payable	743,327	—
Increase in accrued administrator expenses	351,013	—
(Decrease) increase in due to affiliate	(170,684)	171,360

Net cash (used in) provided by operating activities	(21,217,887)	414,767

Financing Activities:
Proceeds from the issuance of common stock	203,380,996	100,500
Offering costs paid	(7,841,647)	—
Decrease (increase) in deferred offering costs	414,767	(414,767)

Net cash provided by (used in) financing activities	195,954,116	(314,267)

Net increase in cash and cash equivalents	174,736,229	100,500
Cash and cash equivalents, beginning of period	100,500	—

Cash and cash equivalents, end of period	$174,836,729	$100,500

Non-Cash Financing Activity:

Issuance of 4,140,496 shares of common stock for the purchase of investments valued at $62,107,449

The accompanying notes are an integral part of these financial statements.

THL Credit, Inc.

Schedule of Investments (Unaudited)

June 30, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Amortized Cost	Fair Value

Non-controlled/non-affiliated investments – 32.96% of net asset value

Anytime Worldwide, LLC Senior Secured Note, 16.0%, due 12/11/14 Class A Units(3) Warrant for Class B	Recreation & Leisure Services	$12,900,000 157,257.10	$12,352,521 564,140 —	$12,352,521 564,140 —

			12,916,661	12,916,661

Food Processing Holdings, LLC Senior Subordinated Note, 13.5% cash 2.0% PIK, due 8/10/15(4) Class A Units(5) Class B Units(5)	Food Processing Services	$12,092,215 162.44 406.09	11,534,830 163,268 408,161	11,534,830 163,268 408,161

			12,106,259	12,106,259

HEALTHCAREfirst, Inc. Senior Subordinated Note, 13.5% cash 3.5% PIK, due 12/4/15	Healthcare, Business Services	$12,528,125	12,156,330	12,156,330

			12,156,330	12,156,330

Intelligrated, Inc. Senior Secured Second Lien Term Loan, L + 1000, due 6/21/17(8)	Industrial	$10,000,000	9,625,930	9,625,930

			9,625,930	9,625,930

JDC Healthcare Management, LLC Senior Subordinated Note, 12.0% cash 3.5% PIK, due 6/16/14 Member interest(5)(6)	Healthcare, Dental Services	$10,373,587 1,393.00	9,777,071 1,393,209	9,777,071 1,393,209

			11,170,280	11,170,280

LCP Capital Fund, LLC Member interest(5)(7)	Financial Services	$12,000,000	12,612,706	12,612,706

			12,612,706	12,612,706

Surgery Center Holdings, Inc. Senior Subordinated Note, 13.5% cash 2.0% PIK, due 6/24/15 Preferred Stock, 19.0% dividend rate Member interest(5)(6)	Healthcare, Ambulatory Surgery Centers	$13,222,117 913.04 389,821	12,859,389 895,545 389,821	12,859,389 1,005,250 389,821

			14,144,755	14,254,460
Total investments – 32.96% of net asset value			$84,732,921	$84,842,626

Cash equivalents – 26.09% of net asset value		$67,162,119	$67,162,119	$67,162,119

Total investments and cash equivalents – 59.05% of net asset value			$151,895,040	$152,004,745

The accompanying notes are an integral part of these financial statements.

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.

(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to a LIBOR floor of 2.5%.

The accompanying notes are an integral part of these financial statements.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)

June 30, 2010

1. Organization

THL Credit, Inc. (the “Company”) was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986. The Company’s investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle-market companies.

The Company was initially funded on July 23, 2009, issuing 6,700 shares of common stock at an aggregate purchase price of $100,500 to THL Credit Opportunities, L.P., an affiliate of THL Credit Advisors LLC (the “Advisor”). While the Company incurred certain costs in connection with an anticipated initial public offering, which ultimately would have been borne by the Advisor had the offering not closed, the Company did not formally commence principal operations until the completion of the offering on April 21, 2010 as described below.

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”), and affiliate of the Company, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

On April 21, 2010, the Company completed its initial public offering, formally commencing principal operations, and sold 9,000,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, the Company sold 6,307,692 shares of its common stock to BDC Holdings at $13.00 per share that was not subject to an underwriting discount and commission. On April 27, 2010, the Company closed the sale of the aforementioned 15,307,692 shares and received $191.7 million of net proceeds.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $4.1 million.

2. Significant Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

in the economic environment, financial markets, credit worthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified within Level 1 of the fair value hierarchy used in connection with GAAP reporting and as described in Note 4. Cash equivalents consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated June 30, 2010 and payable July 1, 2010 in the amount of $67,162,138, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $68,492,080. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Valuation of Investments

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith under the direction of our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management of the Advisor;

•

to the extent determined by the audit committee of our board of directors, independent valuation firms engaged by our board of directors conduct independent appraisals and review the Advisor’s preliminary valuations and their own independent assessment;

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. For debt investments, the Company determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

Investment Risk

The value of investments will generally fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, the Company’s ability to dispose of investments at a price and time that the Company deems advantageous may be impaired. The extent of this exposure is reflected in the carrying value of these financial assets and recorded in the Statements of Assets and Liabilities.

Lower-quality debt securities involve greater risk of default or price changes due to changes in the credit quality or the issuer. The value of lower-quality debt securities often fluctuates in response to company, political, or economic developments and can decline significantly over short periods of time or during periods of general or regional economic difficulty. Lower-quality debt securities can be thinly traded or have restrictions on resale, making them difficult to sell at an acceptable price. The default rate for lower-quality debt securities is likely to be higher during economic recessions or periods of high interest rates.

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation or depreciation on investments in the Statement of Operations.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

The Company has investments in debt securities which contain a contractual paid-in-kind, or “PIK”, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and record as interest income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect amounts to be collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. For the period from April 1, 2010 through June 30, 2010, the Company recognized $197,098 in PIK income. No PIK income was recognized for the period from May 26, 2009 (inception) through March 31, 2010.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties and unamortized loan origination fees are recorded as interest income.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the period from April 1, 2010 through June 30, 2010, and for the period from May 26, 2009 (inception) through March 31, 2010.

Income Taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains). The Company, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on estimated excess taxable income as required.

If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the amount by which 98% of the Company’s annual taxable income exceeds the distributions from such taxable income during the year earned. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits in the accompanying financial statements. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by taxing authorities.

Dividends

Dividends and distributions to stockholders are recorded on the applicable record date. The amount, if any to be paid out as a dividend is determined by the Company’s board of directors on a quarterly basis. Net realized capital gains, if any, generally are distributed at least annually, out of assets legally available for such distributions, although the Company may decide to retain such capital gains for investment.

3. Recent Accounting Pronouncements

In August 2009, FASB issued Accounting Standard Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.” The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities. ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU No. 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company adopted ASU No. 2009-05 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company adopted ASU No. 2009-12 beginning April 1, 2010. The adoption of this standard did not have a material effect on its financial position and results of operations as of and for the period ended June 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended June 30, 2010.

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

4. Investments

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2 – Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3 – Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management.

The Company has adopted the authoritative guidance under GAAP on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. The guidance also provides a list of factors to determine whether there has been a significant decrease in relation to normal market activity. Regardless, however, of the valuation technique and inputs used, the objective for the fair value measurement in those circumstances is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. The guidance also requires additional disclosures regarding inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities, which if applicable should be disclosed. As the Company’s fair value methodologies are consistent with the amended accounting principles, adoption did not have a material effect on the financial statements.

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is not determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment, if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for Investment Companies as of the reporting entity’s measurement date. The adoption of this guidance does not have a material effect on the financial statements. The guidance also requires certain additional disclosures, which if applicable, must be disclosed.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

The following is a summary of the industry classification in which the Company invests as of June 30, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Financial services	$12,612,706	$12,612,706	4.90%
Food processing services	12,106,259	12,106,259	4.70%
Healthcare, ambulatory surgery centers	14,144,755	14,254,460	5.54%
Healthcare, business services	12,156,330	12,156,330	4.72%
Healthcare, dental services	11,170,280	11,170,280	4.34%
Industrial	9,625,930	9,625,930	3.74%
Recreation & leisure services	12,916,661	12,916,661	5.02%

Total	$84,732,921	$84,842,626	32.96%

Region:	Cost	Fair Value	% of Net Assets
Northeast	$12,612,706	$12,612,706	4.90%
Southeast	26,251,014	26,360,719	10.24%
Midwest	34,698,921	34,698,921	13.48%
Southwest	11,170,280	11,170,280	4.34%

Total	$84,732,921	$84,842,626	32.96%

The following is a summary of the levels within the fair value hierarchy in which the Company invests:

Description:	Fair Value	Level 1	Level 2	Level 3
Loans and debt investments	$68,306,071	—	—	$68,306,071
Investments in funds	12,612,706	—	—	12,612,706
Equity investments	3,923,849	—	—	3,923,849
Cash equivalents	67,162,119	$67,162,119	—	—

Total investments and cash equivalents	$152,004,745	$67,162,119	—	$84,842,626

The following is a rollforward of the amounts for the period April 1, 2010 through June 30, 2010 for investments classified within Level 3:

	Loans and debt investments	Investments in funds	Equity investments	Totals
Beginning balance, April 1, 2010	$—	$—	$—	$—
Purchases(2)	75,262,055	12,000,000	3,814,144	91,076,199
Sales(2)	(7,218,750)	—	—	(7,218,750)
Unrealized appreciation(1)	—	—	109,705	109,705
PIK and non-cash earnings	262,766	612,706	—	875,472

Ending balance, June 30, 2010	$68,306,071	$12,612,706	$3,923,849	$84,842,626

Net change in unrealized appreciation from investments still held as of the reporting date	$—	$—	$109,705	$109,705

[1]	All unrealized gains (losses) in the table above are reflected in the accompanying Statement of Operations.
[2]	Net purchases (sales) include proceeds from principal paydowns and capital drawndowns.

The Company has invested in LCP Capital Fund, LLC (“LCP”), an investment company that was organized to participate in investment opportunities that arise when a special purpose entity or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. The capital may be in the form of credit default swaps, subordinated debt, preferred stock or other forms of equity.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

As of June 30, 2010, the Company had subscribed into series 2005-01 of LCP in the amount of $12,000,000. This commitment has been fully funded. The Company’s contributed capital is maintained in the form of a collateral account held by a custodian and acts as collateral on certain credit default swaps for which LCP receives premium payments on throughout the year. LCP anticipates distributing to the Company on a quarterly basis. Such distributions are reflected in the Statement of Operations as interest income in the period earned. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP has a remaining life of 19 years; however, it is expected that series 2005-01 will dissolve within 2 to 7 years. Other capital series within LCP will have exposure to different investments and will have different remaining lives.

5. Related Party Transactions

Investment Management Agreement

The Company entered into an Investment Management Agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of the Company’s board of directors, will manage the day-to-day operations of, and provide investment advisory services to the Company.

The Advisor will receive a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

The base management fee will be calculated at an annual rate of 1.5% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. For the first quarter of our operations, the base management fee will be calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee will be calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter will be appropriately prorated.

The incentive fee will have two components, ordinary income and capital gains, as follows:

The ordinary income component will be calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s Administration Agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor will receive no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor will receive 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor will not be paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

The second component of the incentive fee will be determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2010. This component will equal 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized depreciation for the period ending December 31, 2010.

For the period from April 1, 2010 through June 30, 2010, the Company incurred base management fees payable to the Advisor of $743,327 and incurred no incentive fees. The Company incurred no base management fees or incentive fees for the period May 26, 2009 (inception) through March 31, 2010.

Administration Agreement

The Company has also entered into an Administration Agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the Administration Agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of Company’s expenses and the performance of administrative and professional services rendered to the Company by others. Payments under the Administration Agreement are equal to an amount based upon the Company’s allocable portion of the Advisors overhead in performing its obligations under the Administration Agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs. Under the Administration Agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the period from April 1, 2010 through June 30, 2010, the Company incurred administrative services expenses payable to the Advisor of $351,013. The Company incurred no administrative services fees for the period May 26, 2009 (inception) through March 31, 2010.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts have been recorded in the Statement of Assets and Liabilities as Due to affiliates as of June 30, 2010 and March 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

Indemnification

The Investment Management Agreement provides that, absent willful misfeasance, bad faith or gross negligence in the performance of their respective duties or by reason of the reckless disregard of their respective duties and obligations, the Advisor and its officers, managers, agents, employees, controlling persons, members (or their owners) and any other person or entity affiliated with it, are entitled to indemnification from the Company for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of services under the Investment Management Agreement or otherwise as the Company’s investment advisor.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,700 and 10,448,188 shares, respectively, of the Company’s common stock as of June 30, 2010.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations for the period from April 1, 2010 through June 30, 2010:

Numerator – net increase in net assets resulting from operations:	$838,546
Denominator – basic and diluted weighted average shares:	19,625,761
Basic and diluted net increase in net assets per common share resulting from operations:	$0.04

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Organizational and Offering Expenses

A portion of the net proceeds of the Company’s initial public offering of 15,307,692 shares of common stock was used for organizational and offering expenses of approximately $191,593 and $8,804,862 and, respectively. Organizational expenses are expensed as incurred. Offering costs, which includes $7,586,313 of underwriters fees, have been charged against paid in capital in excess of par. As of June 30, 2010 and March 31, 2010, $963,215 and $300,000, respectively, of offering related costs are included in accrued expenses and due to affiliates in the Statements of Assets and Liabilities. All organizational and offering costs were borne by the Company.

THL Credit, Inc.

Notes to Financial Statements (Unaudited)—(Continued)

June 30, 2010

8. Financial Highlights

The following is a schedule of financial highlights for the period from April 21, 2010 (commencement of principal operations) through June 30, 2010:

Per Share Data:
Net asset value, beginning of period	$12.99
Net investment income(3)	0.04
Net change unrealized appreciation of investments(4)	(0.02)

Net increase in net assets resulting from operations	0.02

Net asset value, end of period	$13.01

Per share market value at end of period	$11.50
Total return(1)	(11.54%)
Shares outstanding at end of period	19,791,888
Ratio/Supplemental Data:
Net assets at end of period	$257,431,036
Ratio of operating expenses to average net assets (2)	3.11%
Ratio of net investment income to average net assets(2)	1.80%

(1)

Total return is based on the change in market price per share assuming an investment at the initial public offering price of $13.00 per share. Total return takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(2)	Annualized. Annualized amounts for operating expenses and net investment income exclude non-recurring costs related to director recruitment.
(3)	Calculated based on weighted average common shares outstanding.
(4)

Negative amount reflects incremental underwriting fees and offering expenses related to the initial public offering and exercise of the overallotment shares and the effect of rounding on a per share basis.

9. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

10. Subsequent Events

There were no material events to report subsequent to June 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment advisor;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors;

•	the ability of THL Credit Advisors to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of THL Credit Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Forward-looking statements speak only as of the date they are made, and we assume no duty to and do not undertake to update forward-looking statements. Actual results could differ materially from those anticipated in forward-looking statements and future results could differ materially from historical performance.

Overview

THL Credit, Inc. (the “Company”) was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

On April 21, 2010, the Company completed its initial public offering, formally commencing principal operations, and sold 9,000,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, the Company sold 6,307,692 shares of its common stock to THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”) at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $4.1 million.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

Portfolio and Investment Activity

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and BDC Holdings, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day, issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

We completed our first quarter of operations on June 30, 2010 with approximately $84.8 million (at fair value) invested in seven companies. As of June 30, 2010, the portfolio was invested 55% in subordinated debt, 26% in senior secured debt, 15% in income-producing equity interests, and 4% in equity. Our average portfolio company investment at amortized cost was approximately $12.1 million. Our largest portfolio company investment by value was approximately $14.3 million. The Company had approximately $174.8 million of cash and cash equivalents as of June 30, 2010.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their current cost was 17.9% at June 30, 2010. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 16.6% at June 30, 2010.

At June 30, 2010, 14% of our debt investments bore interest based on floating rates, such as LIBOR, and 86% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 14% at June 30, 2010.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States. These rules also permit us to include as qualifying assets certain follow-on investments in companies that were eligible portfolio companies at the time of initial investment but that no longer meet the definition.

Results of Operations

We commenced principal operations on April 21, 2010, and therefore have no period which to compare results for the quarter ended June 30, 2010.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Expenses

Our primary operating expenses include the payment of a base management fee and, expenses reimbursable under the Investment Management Agreement, administration expenses and the allocable portion of overhead under the Administration Agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Investment Management Agreement with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the Advisor under the Investment Management Agreement, as well as any costs and expenses incurred by the Advisor relating to any non-investment advisory, administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating Income

Investment income totaled $2,440,486 for the period from April 1, 2010 through June 30, 2010, of which $1,751,894 was attributable to interest on subordinated debt and senior secured loans, $612,706 attributable to interest from income-producing equity securities and $75,886 to interest earned on cash and cash equivalents.

Operating Expenses

Operating expenses totaled $1,711,645 for the period from April 1, 2010 through June 30, 2010, and consisted of base management fees, administrator expenses, professional fees, insurance expenses, directors fees and other general and administrative fees, including a $205,000 one-time charge related to cost of recruiting directors. The base management fees for the quarter were $743,327 as provided for in the Investment Management Agreement. No incentive fee was incurred for the quarter. Expenses for administrative services under the Administration Agreement were $351,013.

Net Investment Income

Net investment income was $728,841, or $0.04 per common share based on a weighted average of 19,625,761 common shares outstanding for the period from April 1, 2010 through June 30, 2010.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation on investments totaling $109,705 reflects the net change in the fair value of the Company’s investment portfolio for the period from April 1, 2010 through June 30, 2010.

Net Increase in Net Assets from Operations

Net increase in net assets resulting from operations totaled $838,546, or $0.04 per common share based on a weighted average of 19,625,761 common shares outstanding for the period from April 1, 2010 through June 30, 2010.

Financial condition, liquidity and capital resources

We generated cash primarily from the net proceeds of our initial public offering as well as cash flows from operations, including interest earned and fees received on subordinated debt, senior secured loans and other income producing equity securities. In the future, we may also fund a portion of our investments through borrowing from banks and future equity offerings. We do not expect to incur such indebtedness until the proceeds of our initial public offering have been substantially invested.

At June 30, 2010, we had $174,836,729 in cash and cash equivalents. The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, and other general corporate purposes.

We anticipate that substantially all of the net proceeds from our initial public offering will be invested by March 31, 2011. At that time, we expect that our portfolio will primarily consist of senior subordinated debt and senior secured loans. We can offer no assurances we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and capital gains) to avoid excise tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions at a particular level.

No dividends were paid during the period from April 1, 2010 through June 30, 2010.

Recent developments

On August 5, 2010, our board of directors declared a dividend of $0.05 per share, payable on September 30, 2010 to stockholders of record at the close of business on September 2, 2010.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company’s significant accounting policies are further described in the notes to the financial statements.

Valuation of Portfolio Investments

With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors.

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by or under the direction of our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith under the direction of our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management of the Advisor;

•

to the extent determined by the audit committee of our board of directors, independent valuation firms engaged by our board of directors conduct independent appraisals and review the Advisor’s preliminary valuations and their own independent assessment;

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. For debt investments, the Company determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

Our investments are generally structured as debt and equity investments in the form of subordinated debt, senior secured loans, member interests and equity investments. The purchase price, excluding upfront fees and transaction costs, is typically the best estimate of fair value at time of purchase. When evidence supports a subsequent change to the carrying value from the original purchase price, adjustments are made to reflect the expected exit values. Ongoing reviews by the Advisor and our independent valuation firm are based on an assessment of each underlying investment, incorporating valuations that consider the evaluation of financing and sale transactions with third parties, expected cash flows and market-based information, including comparable transactions, and performance multiples, among other factors.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Payment-in-Kind Interest or PIK Interest

We have investments in our portfolio which contain PIK interest provisions. PIK interest is added to the principal balance of the investment and is recorded as interest income. For us to maintain our status as a RIC, this income must be paid out to stockholders in the form of dividends even though we have not collected any cash with respect to PIK securities.

Federal Income Taxes

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year.

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the period from April 1, 2010 through June 30, 2010, most of the loans in our portfolio bore interest at fixed rates. One of the loans in our portfolio has a floating interest rate based on LIBOR and an interest rate floor, which has effectively converted the loan into a fixed rate loan in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the period from April 1, 2010 through June 30, 2010, we did not engage in hedging activities.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934.

There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are know to be contemplated.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in our most recent Form N-2 filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Sales of unregistered securities

On July 23, 2009, the Company issued 6,700 shares of its common stock at a price of $15.00 per share to THL Credit Opportunities, L.P.

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”), to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities.

On April 21, 2010 concurrent with the Company’s initial public offering, the Company sold 6,307,692 share of its common stock to BDC Holdings at $13.00 per share that was not subject to an underwriting discount and commission.

Issuer purchases of equity securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits.

(a) Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Amended and Restated Certificate of Incorporation (1)

3.2	Bylaws (2)

4	Form of Specimen Certificate (1)

10.1	Dividend Reinvestment Plan*

10.2	Investment Management Agreement (1)

10.3	Purchase Agreement*

10.4	Custodian Agreement*

10.5	Administration Agreement (1)

10.6	Sub-Administration Agreement*

10.7	Purchase and Sale Agreement (1)

10.8	License Agreement (1)

10.9	Subscription Agreement – THL Credit Opportunities, L.P.(1)

10.10	Subscription Agreement – THL Credit Partners BDC Holdings, L.P.*

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith
(1)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010
(2)	Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009

(b) Reports on Form 8-K

On May 3, 2010, we filed a current report on Form 8-K, pursuant to Item 9 reporting the issuance of a press release, announcing Stephanie Pare’ Sullivan had joined the Company and the Board of Directors had elected her as General Counsel and Chief Compliance Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: August 9, 2010	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: August 9, 2010	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer