Form 10-Q
period 2010-09-30
THL Credit, Inc.
filed 2010-11-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at November 9, 2010 was 19,836,264.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2010

	INDEX	PAGE NO.

	PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

	Consolidated Statements of Assets and Liabilities as of September 30, 2010 and March 31, 2010 (unaudited)	2

	Consolidated Statements of Operations for the three and six months ended September 30, 2010 (unaudited)	3

	Consolidated Statements of Changes in Net Assets for six months ended September 30, 2010 and for the period from May 26, 2009 (inception) through March 31, 2010 (unaudited)	4

	Consolidated Statement of Cash Flows for the six months ended September 30, 2010 (unaudited)	5

	Consolidated Schedule of Investments as of September 30, 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Reserved	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

SIGNATURES		31

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly-owned subsidiary unless the context states otherwise.

Item 1.	Consolidated Financial Statements

THL Credit, Inc.

Consolidated Statements of Assets and Liabilities (Unaudited)

	September 30, 2010	March 31, 2010

Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $104,560,713 and $0, respectively)	$105,723,385	$—

Total investments	105,723,385	—

Cash and cash equivalents:
Cash	107,805,478	100,500
Repurchase agreement (See Note 2)	53,115,601	—

Total cash and cash equivalents	160,921,079	100,500

Interest receivable	275,000	—
Prepaid expenses and other assets	51,335	—
Deferred offering costs	—	414,767

Total assets	$266,970,799	$515,267

Liabilities:
Payable for investments purchased	$5,820,000	$—
Base management fees payable	974,004	435,000
Accrued expenses	278,001	—
Due to affiliate	17,655	171,360

Total liabilities	7,089,660	606,360

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 19,836,264 and 6,700 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	19,836	7

Paid-in capital in excess of par	257,286,996	100,493
Net unrealized appreciation on investments	1,162,672	—
Accumulated undistributed net investment income	1,411,635	(191,593)

Total net assets	259,881,139	(91,093)

Total liabilities and net assets	$266,970,799	$515,267

Net asset value per share	$13.10	$(13.60)

The accompanying notes are an integral part of these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30, 2010	For the six months ended September 30, 2010

Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$4,080,836	$6,521,322

Total investment income	4,080,836	6,521,322

Expenses:
Base management fees	974,004	1,717,331
Administrator expenses	624,018	975,031
Insurance expenses	191,608	340,636
Professional fees	171,269	454,603
Other general and administrative expenses	128,581	186,149
Directors’ fees	127,375	254,750

Total expenses	2,216,855	3,928,500

Net investment income	1,863,981	2,592,822

Unrealized Appreciation:
Net change in unrealized appreciation on investments	1,052,967	1,162,672

Net increase in net assets resulting from operations	$2,916,948	$3,755,494

Net investment income per common share	$0.09	$0.13

Net increase in net assets resulting from operations per common share	$0.15	$0.19

Basic and diluted weighted-average common shares outstanding	19,792,370	19,719,798

The accompanying notes are an integral part of these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Changes in Net Assets (Unaudited)

	For the six months ended September 30, 2010	For the period from May 26, 2009 (inception) through March 31, 2010
Net Increase (Decrease) in Net Assets Resulting from Operations:
Net investment income (loss)	$2,592,822	$(191,593)
Net change in unrealized appreciation on investments	1,162,672	—

Net increase (decrease) in net assets resulting from operations	3,755,494	(191,593)

Distributions to Stockholders:
Distributions from net investment income	(989,594)	—
Capital Share Transactions:
Issuance of common stock	266,011,194	100,500
Less offering costs	(8,804,862)	—

Total Increase (Decrease) in Net Assets	259,972,232	(91,093)
Net assets at beginning of period	(91,093)	—

Net assets at end of period	$259,881,139	$(91,093)

Common shares outstanding at end of period	19,836,264	6,700

Capital Share Activity:
Shares issued	19,785,188	6,700
Shares issued from reinvestment of dividends	44,376	—

Net increase in capital share activity	19,829,564	6,700

The accompanying notes are an integral part of these consolidated financial statements.

THL Credit, Inc.

Consolidated Statement of Cash Flows (Unaudited)

For the six months ended September 30, 2010
Cash flows from operating activities:

Net increase in net assets resulting from operations	$3,755,494
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:

Net change in unrealized appreciation on investments	(1,162,672)
Purchases of investments	(42,443,850)
Proceeds from sale of investments	7,218,750
PIK interest income	(513,545)
Accretion of original issue discounts on investments and other fees	(169,841)
Income from investment in member interest	(1,409,743)
Distribution from investment in member interest	612,706
Proceeds from paydowns of investments	72,259
Increase in interest receivable	(275,000)
Increase in prepaid expenses and other assets	(51,335)
Decrease in accrued expenses	(108,452)
Increase in base management fees payable	974,004
Decrease in due to affiliate	(213,743)

Net cash used for operating activities	(33,714,968)

Cash flows from financing activities:
Issuance of shares of common stock	203,380,996
Offering costs paid	(8,793,366)
Distributions paid to stockholders	(466,850)
Decrease in deferred offering costs	414,767

Net cash provided by financing activities	194,535,547

Net increase in cash and cash equivalents	160,820,579
Cash and cash equivalents, beginning of period	100,500

Cash and cash equivalents, end of period	$160,921,079

Non-Cash Financing Activity:

Issuance of 4,140,496 shares of common stock for the purchase of investments valued at $62,107,449.

Issuance of 44,376 shares of common stock for reinvestment of dividends of $522,744.

The accompanying notes are an integral part of these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (Unaudited)

September 30, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 40.68% of net asset value
Anytime Worldwide, LLC Senior Secured Note, 16.0%, due 12/11/14 Class A Units(3)	Recreation & leisure	$12,900,000 157,257.10	$12,374,104 564,140	$12,737,500 843,500
Warrant for Class B	services		—	—

			12,938,244	13,581,000

Country Pure Foods LLC Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$13,750,000	13,479,691	13,479,691

			13,479,691	13,479,691

Food Processing Holdings, LLC Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 8/10/15(4) Class A Units(5) Class B Units(5)	Food processing services	$12,153,173 162.44 406.09	11,614,086 163,268 408,161	11,614,086 163,268 408,161

			12,185,515	12,185,515

HEALTHCAREfirst, Inc. Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Healthcare, business services	$12,624,174	12,263,298	12,263,298

			12,263,298	12,263,298
Intelligrated, Inc. Senior Secured Second Lien Term Loan, L + 1000, due 6/21/17(8)	Industrial	$9,925,000	9,562,229	9,925,000

			9,562,229	9,925,000

JDC Healthcare Management, LLC Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14 Member interest(5)(9)	Healthcare, dental services	$10,466,373 1,393.00	9,897,458 1,393,309	9,897,458 1,393,309

			11,290,767	11,290,767

LCP Capital Fund, LLC Member interest(5)(7)(10)	Financial services	$12,000,000	12,797,037	12,797,037

			12,797,037	12,797,037

MedQuist Inc. Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Healthcare, business services	$6,000,000	5,820,000	5,820,000

			5,820,000	5,820,000

Surgery Center Holdings, Inc. Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15 Preferred Stock, 19.0% dividend rate Member interest(5)(6)	Healthcare, ambulatory surgery centers	$13,288,771 913.04 389,821	12,938,566 895,545 389,821	12,938,566 1,052,690 389,821

			14,223,932	14,381,077

Total investments – 40.68% of net asset value			$104,560,713	$105,723,385

Cash equivalents – 20.44% of net asset value
Repurchase agreement (See Note 2)		$53,115,601	$53,115,601	$53,115,601

Total investments and cash equivalents – 61.12% of net asset value			$157,676,314	$158,838,986

The accompanying notes are an integral part of these consolidated financial statements.

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to a LIBOR floor of 2.5%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash or 2% PIK and 12.0% cash, at the option of the issuer on a quarterly basis
(12)	Publicly-traded company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

The accompanying notes are an integral part of these consolidated financial statements.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2010

1. Organization

THL Credit, Inc. (the “Company”) was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle-market companies.

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

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”), an affiliate of the Company, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

On April 21, 2010, the Company completed its initial public offering, formally commencing principal operations, and sold 9,000,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, the Company sold 6,307,692 shares of its common stock to BDC Holdings at $13.00 per share, the sale of which was not subject to an underwriting discount and commission. On April 27, 2010, the Company closed the sale of the aforementioned 15,307,692 shares and received $191.7 million of net proceeds.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $4.1 million.

The Company established a wholly-owned subsidiary (“subsidiary”), which is structured as a Delaware corporation, to hold portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The Company currently qualifies as a RIC for federal income tax purposes, which allows us to avoid paying corporate income taxes on any income or gains that we distribute to our stockholders. The purpose of establishing this entity is to satisfy the RIC tax requirement that at least 90% of our gross income for income tax purposes is investment income.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company does not consolidate portfolio company investments.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets, credit worthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, repurchase agreements, and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at times, cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit. Cash equivalents are classified within Level 1 of the fair value hierarchy used in connection with GAAP reporting and as described in Note 2.

Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. Cash equivalents as of the balance sheet date consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated September 30, 2010 and payable October 1, 2010 in the amount of $53,115,601, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $54,119,917. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Valuation of Investments

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•	our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

•	preliminary valuation conclusions are then documented and discussed with senior management of the Advisor;

•

to the extent determined by the audit committee of our board of directors, independent valuation firms engaged by the Company conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, the Company determines the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company adopted ASU No. 2009-12 beginning April 1, 2010. The adoption of this standard did not have a material effect on its financial position and results of operations as of and for the period ended September 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended September 30, 2010.

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

The Company has adopted the authoritative guidance under GAAP on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. The guidance also provides a list of factors to determine whether there has been a significant decrease in relation to normal market activity. Regardless, however, of the valuation technique and inputs used, the objective for the fair value measurement in those circumstances is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. The guidance also requires additional disclosures regarding inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities, which if applicable should be disclosed. As the Company’s fair value methodologies are consistent with the amended accounting principles, adoption did not have a material effect on the consolidated financial statements.

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is not determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment, if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for Investment Companies as of the reporting entity’s measurement date. The adoption of this guidance did not have a material effect on the consolidated financial statements. The guidance also requires certain additional disclosures, which if applicable, must be disclosed.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following is a summary of the industry classification in which the Company invests as of September 30, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Financial services	$12,797,037	$12,797,037	4.92%
Food & beverage	13,479,691	13,479,691	5.19%
Food processing services	12,185,515	12,185,515	4.69%
Healthcare, ambulatory surgery centers	14,223,932	14,381,077	5.53%
Healthcare, business services	18,083,298	18,083,298	6.96%
Healthcare, dental services	11,290,767	11,290,767	4.34%
Industrial	9,562,229	9,925,000	3.82%
Recreation & leisure services	12,938,244	13,581,000	5.23%
Repurchase agreement	53,115,601	53,115,601	20.44%

Total investments and cash equivalents	$157,676,314	$158,838,986	61.12%

Region:	Cost	Fair Value	% of Net Assets
Northeast(1)	$71,732,638	$71,732,638	27.60%
Southeast	26,409,447	26,566,592	10.22%
Midwest	48,243,462	49,248,989	18.96%
Southwest	11,290,767	11,290,767	4.34%

Total investments and cash equivalents	$157,676,314	$158,838,986	61.12%

The following is a summary of the levels within the fair value hierarchy in which the Company invests:

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$66,013,099	$—	—	$66,013,099
Senior secured debt	22,662,500	—	—	22,662,500
Investments in funds	12,797,037	—	—	12,797,037
Equity investments	4,250,749	—	—	4,250,749
Repurchase agreement	53,115,601	53,115,601	—	—

Total investments and cash equivalents	$158,838,986	$53,115,601	$—	$105,723,385

[1]	Northeast region includes repurchase agreement with State Street Bank & Trust Company.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The following tables roll forward the changes in fair value during the three and six-month periods ended September 30, 2010 for investments classified within Level 3:

	Subordinated debt	Senior secured debt	Investments in funds	Equity investments	Totals
Beginning balance, July 1, 2010	$46,327,620	$21,978,451	$12,612,706	$3,923,849	$84,842,626

Purchases(2)	19,295,000	—	—	100	19,295,100

Sales and repayments(2)	—	(72,259)	(612,706)	—	(684,965)

Unrealized appreciation(1)	—	726,167	—	326,800	1,052,967
Net amortization of premiums, discounts and fees	74,032	30,141	—	—	104,173

PIK and non-cash earnings	316,447	—	797,037	—	1,113,484

Ending balance, September 30, 2010	$66,013,099	$22,662,500	$12,797,037	$4,250,749	$105,723,385

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$—	$726,167	$—	$326,800	$1,052,967

	Subordinated debt	Senior secured debt	Investments in funds	Equity investments	Totals
Beginning balance, April 1, 2010	$—	$—	$—	$—	$—

Purchases(2)	65,377,444	29,179,611	12,000,000	3,814,244	110,371,299

Sales and repayments(2)	—	(7,291,009)	(612,706)	—	(7,903,715)

Unrealized appreciation(1)	—	726,167	—	436,505	1,162,672
Net amortization of premiums, discounts and fees	122,110	47,731	—	—	169,841

PIK and non-cash earnings	513,545	—	1,409,743	—	1,923,288

Ending balance, September 30, 2010	$66,013,099	$22,662,500	$12,797,037	$4,250,749	$105,723,385

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$—	$726,167	$—	$436,505	$1,162,672

[1]	All unrealized gains in the table above are reflected in the accompanying Consolidated Statement of Operations.
[2]	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

As of September 30, 2010, the Company had subscribed into series 2005-01 of LCP in the amount of $12,000,000. This commitment has been fully funded. The Company’s contributed capital is maintained in the form of a collateral account held by a custodian and acts as collateral on certain credit default swaps for which LCP receives premium payments on throughout the year. LCP anticipates distributing to the Company on a quarterly basis. Such distributions are reflected in the consolidated Statement of Operations as interest income in the period earned. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP has a remaining life of 19 years; however, it is expected that series 2005-01 will dissolve within 2 to 7 years. Other capital series within LCP will have exposure to different investments and will have different remaining lives.

Investment Risk

The value of investments will generally fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, the Company’s ability to dispose of investments at a price and time that the Company deems advantageous may be impaired. The extent of this exposure is reflected in the carrying value of these financial assets and recorded in the consolidated Statements of Assets and Liabilities.

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

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation or depreciation on investments in the consolidated Statement of Operations.

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

The Company has investments in debt securities which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement and added to the principal balance of the investment and record as interest income.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect amounts to be collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash. For the three and six month periods ended September 30, 2010, the Company recognized $316,447 and $513,545 in PIK income, respectively.

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized loan origination fees, and unamortized discounts are recorded as interest income.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three and six month periods ended September 30, 2010.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits in the accompanying consolidated financial statements. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by taxing authorities.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

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

Capital transactions in connection with our dividend reinvestment plan are recorded when issued.

3. Recent Accounting Pronouncements

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

The incentive fee will have two components, ordinary income and capital gains, as follows:

The ordinary income component will be calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s Administration Agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor will receive no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor will receive 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor will not be paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

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

For the three and six month periods ended September 30, 2010, the Company incurred base management fees payable to the Advisor of $974,004 and $1,717,331, respectively. The Company incurred no incentive fees for the three and six month periods ended September 30, 2010.

Administration Agreement

The Company has also entered into an Administration Agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the Administration Agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the Administration Agreement and the Investment Management Agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisors to the Company. Such costs are reflected as Administrator Expenses in the accompanying Consolidated Statement of Operations. Under the Administration Agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three and six month periods ended September 30, 2010, the Company incurred administrative services expenses payable to the Advisor of $624,018 and $975,031, respectively.

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts have been recorded in the consolidated Statements of Assets and Liabilities as Due to affiliates as of September 30, 2010 and March 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

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

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,728 and 10,492,535 shares, respectively, or 0.03% and 52.9%, respectively, of the Company’s common stock as of September 30, 2010.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30, 2010	For the six months ended September 30, 2010
Numerator – net increase in net assets resulting from operations:	$2,916,948	$3,755,494
Denominator – basic and diluted weighted average common shares:	19,792,370	19,719,798
Basic and diluted net increase in net assets per common share resulting from operations:	$0.15	$0.19

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Organizational and Offering Expenses

A portion of the net proceeds of the Company’s initial public offering of 15,307,692 shares of common stock was used for organizational and offering expenses of approximately $191,593 and $8,804,862, respectively. Organizational expenses are expensed as incurred. Offering costs, which includes $7,586,313 of underwriters’ fees, have been charged against paid in capital in excess of par. As of September 30, 2010 and March 31, 2010, $11,496 and $300,000, respectively, of offering related costs are included in accrued expenses and due to affiliates in the consolidated Statements of Assets and Liabilities. All organizational and offering costs were borne by the Company.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

7. Financial Highlights

The following is a schedule of financial highlights for the three months ended September 30, 2010 and for the period from April 21, 2010 (commencement of principal operations) through September 30, 2010:

	For the three months ended September 30, 2010	For the period from April 21, 2010 (commencement of principal operations) through September 30, 2010
Per Share Data:
Net asset value, beginning of period	$13.01	$12.99
Net investment income(3)	0.09	0.13
Net change in unrealized appreciation of investments(4)	0.05	0.03

Net increase in net assets resulting from operations	0.14	0.16
Dividends to stockholders	(0.05)	(0.05)

Net asset value, end of period	$13.10	$13.10

Per share market value at end of period	$11.78	$11.78
Total return(1)	2.87%	(9.00%)
Shares outstanding at end of period	19,836,264	19,836,264
Ratio/Supplemental Data:
Net assets at end of period	$259,881,139	$259,881,139
Ratio of operating expenses to average net assets(2)	3.40%	3.32%
Ratio of net investment income to average net assets(2)	2.86%	2.36%
Portfolio turnover	0.03%	2.81%

(1)

Total return is based on the change in market price per share during the period. For the period from April 21, 2010 (commencement of principal operations) through September 30, 2010 total return is calculated assuming an investment at the initial public offering price of $13.00 per share. Total return takes into account dividends and distributions, if any, reinvested in accordance with our dividend reinvestment plan.

(2)	Annualized. Annualized amounts for operating expenses and net investment income exclude non-recurring costs related to director recruitment.
(3)	Calculated based on weighted average common shares outstanding.
(4)

Net change in unrealized appreciation of investments reflects incremental underwriting fees and offering expenses related to the initial public offering and exercise of the overallotment shares and the effect of rounding on a per share basis.

8. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

September 30, 2010

9. Subsequent Events

On October 7, 2010, the Company closed on a $12,000,000 investment in the senior secured note of OEM Group, Inc. (“OEM”), headquartered in Gilbert, AZ. OEM is a global provider of aftermarket parts, service and capital equipment solutions to semiconductor fabrication plants and producers of emerging electronic technologies.

On October 14, 2010, the Company closed on a $10,000,000 investment in the senior secured term loan and funded $843,000 of a $1,636,000 revolving loan commitment for T&D Solutions, LLC (“T&D”). T&D, headquartered in Alexandria, LA, is a provider of maintenance and new construction services for electric transmission and distribution lines in the Gulf states region.

On November 3, 2010, the Company closed on a $13,000,000 investment in the senior subordinated note of C&K Market, Inc. (“C&K”), headquartered in Brookings, Oregon. C&K owns and operates supermarkets and pharmacies primarily in rural communities in Oregon and Northern California.

On November 4, 2010, our board of directors declared a dividend of $0.10 per share, payable on December 28, 2010 to stockholders of record at the close of business on November 30, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

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

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

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

We completed our second quarter of operations on September 30, 2010 with approximately $105.7 million (at fair value) invested in nine companies. During the quarter ended September 30, 2010, we invested $19.3 million in 2 portfolio companies. As of September 30, 2010, the portfolio was invested 62.5% in subordinated debt, 21.4% in senior secured debt, 12.1% in income-producing equity interests, and 4.0% in equity. Our average portfolio company investment at amortized cost and fair value was approximately $11.6 million and $11.7 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $14.2 million and $14.4 million, respectively. The Company had approximately $160.9 million of cash and cash equivalents as of September 30, 2010.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their current cost was 17.6% at September 30, 2010. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 16.5% at September 30, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of loan origination and commitment fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments with no stated dividend rate, short-term investments, cash and cash equivalents.

At September 30, 2010, 11% of our debt investments bore interest based on floating rates, such as LIBOR, and 89% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 11% at September 30, 2010.

We do not “control” and we are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Results of Operations

We commenced principal operations on April 21, 2010, and therefore have no prior periods with which to compare results for the quarter and six-month period ended September 30, 2010.

Revenues

We generate revenues primarily in the form of interest on the debt we hold. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Operating Income

Investment income totaled $4,080,836 for the three months ended September 30, 2010, of which $3,151,428 was attributable to interest on subordinated debt and senior secured loans, $797,037 attributable to interest from income-producing equity securities and $132,371 to interest earned on cash and cash equivalents.

Investment income totaled $6,521,322 for the six months ended September 30, 2010, of which $4,903,322 was attributable to interest on subordinated debt and senior secured loans, $1,409,743 attributable to interest from income-producing equity securities and $208,257 to interest earned on cash and cash equivalents.

Expenses

Our primary operating expenses include the payment of a base management fee and expenses reimbursable under the Investment Management Agreement, administration expenses and the allocable portion of overhead under the Administration Agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Investment Management Agreement and Administration Agreement (“the Agreements”) with the Advisor provide that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the Agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating Expenses

Operating expenses totaled $2,216,855 for the three months ended September 30, 2010, and consisted of base management fees, administrator expenses, professional fees, insurance expenses, directors’ fees and other general and administrative fees. The base management fees for the quarter were $974,004 as provided for in the Investment Management Agreement. No incentive fee was incurred for the quarter. Expenses for administrative services under the Administration Agreement were $624,018.

Operating expenses totaled $3,928,500 for the six months ended September 30, 2010, and consisted of base management fees, administrator expenses, professional fees, insurance expenses, directors’ fees and other general and administrative fees, including a $205,000 one-time charge related to cost of recruiting directors. The base management fees for the period were $1,717,331 as provided for in the Investment Management Agreement. No incentive fee was incurred for the period. Expenses for administrative services under the Administration Agreement were $975,031.

Net Investment Income

Net investment income was $1,863,981, or $0.09 per common share based on a weighted average of 19,792,370 common shares outstanding for the three months ended September 30, 2010.

Net investment income was $2,592,822, or $0.13 per common share based on a weighted of 19,719,798 common shares outstanding for the six months ended September 30, 2010.

Net Realized Gains and Losses

During the three and six months ended September 30, 2010, we did not recognize any realized gains or losses on our portfolio company investments.

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

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation on investments totaling $1,052,967 reflects the net change in the fair value of the Company’s investment portfolio for the three months ended September 30, 2010.

Net change in unrealized appreciation on investments totaling $1,162,672 reflects the net change in the fair value of the Company’s investment portfolio for the six months ended September 30, 2010.

The unrealized appreciation on our investments was driven by improvements in the capital market conditions and in the financial performance of certain portfolio companies.

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net Increase in Net Assets from Operations

Net increase in net assets resulting from operations totaled $2,916,948, or $0.15 per common share based on a weighted average of 19,792,370 common shares outstanding for the three months ended September 30, 2010.

Net increase in net assets resulting from operations totaled $3,755,494, or $0.19 per common share based on a weighted average of 19,719,798 common shares outstanding for the six months ended September 30, 2010.

Financial condition, liquidity and capital resources

At September 30, 2010, we had $160,921,079 in cash and cash equivalents. The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, and other general corporate purposes.

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

We anticipate that substantially all of the net proceeds from our initial public offering will be invested by March 31, 2011. At that time, we expect that our portfolio will primarily consist of subordinated debt and senior secured loans. We can offer no assurances we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

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

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10

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

On August 5, 2010, our board of directors declared a dividend of $0.05 per share, payable on September 30, 2010 to stockholders of record at the close of business on September 2, 2010. The dividend was paid out of net income earned in the period from April 1, 2010 through June 30, 2010.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three and six months ended September 30, 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $522,744.

Under the terms of our dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2010, approximately 80% would be from ordinary income and approximately 20% would be a return of capital for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2010 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Recent developments

On November 4, 2010, our board of directors declared a dividend of $0.10 per share, payable on December 28, 2010 to stockholders of record at the close of business on November 30, 2010.

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

On October 7, 2010, the Company closed on a $12,000,000 investment in the senior secured note of OEM Group, Inc. (“OEM”), headquartered in Gilbert, AZ. OEM is a global provider of aftermarket parts, service and capital equipment solutions to semiconductor fabrication plants and producers of emerging electronic technologies.

On October 14, 2010, the Company closed on a $10,000,000 investment in the senior secured term loan and funded $843,000 of a $1,636,000 revolving loan commitment for T&D Solutions, LLC (“T&D”). T&D, headquartered in Alexandria, LA, is a provider of maintenance and new construction services for electric transmission and distribution lines in the Gulf states region.

On November 3, 2010, the Company closed on a $13,000,000 investment in the senior subordinated note of C&K Market, Inc. (“C&K”), headquartered in Brookings, Oregon. C&K owns and operates supermarkets and pharmacies primarily in rural communities in Oregon and Northern California.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. The Advisor will be reimbursed for administrative services incurred on our behalf. For the three and six months ended September 30, 2010, we incurred approximately $974,004 and $1,717,331, respectively, in base management fees, and $624,018 and $975,031, respectively, in administrative services expenses payable to the Advisor.

Off-Balance sheet arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events,” that amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

Related Party Transactions

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts have been recorded in the consolidated Statement of Assets and Liabilities as Due to affiliates as of September 30, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,728 and 10,492,535 shares, respectively, or 0.03% and 52.9%, respectively, of the Company’s common stock as of September 30, 2010.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, the Company’s significant accounting policies are further described in the notes to the consolidated financial statements.

Valuation of Portfolio Investments

As a business development company, we generally invest in illiquid securities including debt and equity investments of middle-market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

to the extent determined by the audit committee of our board of directors, independent valuation firms engaged by the Company conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

In September 2009, the FASB issued ASU No. 2009-12, “Measuring Fair Value Measurements and Disclosures: Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” that provides additional guidance on how companies should estimate the fair value of certain alternative investments, such as hedge funds, private equity funds and venture capital funds. The fair value of such investments can now be determined using net asset value (“NAV”) as a practical expedient, unless it is probable that the investment will not be sold at a price equal to NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale will be required. New disclosures of the attributes of all investments within the scope of the new guidance is required, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. ASU No. 2009-12 is effective for the first annual or interim reporting period ending after December 15, 2009, with early application permitted. The Company adopted ASU No. 2009-12 beginning April 1, 2010. The adoption of this standard did not have a material effect on its financial position and results of operations as of and for the period ended September 30, 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended September 30, 2010.

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

Because federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the six months ended September 30, 2010, 89% of the loans in our portfolio bore interest at fixed rates. One of the loans in our portfolio has a floating interest rate based on LIBOR and an interest rate floor, which has effectively converted the loan into a fixed rate loan in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the six months ended September 30, 2010, we did not engage in hedging activities.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

Item 1A.	Risk Factors

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Registration Statement on Form N-2 filed with the Securities and Exchange Commission on April 20, 2010. These factors are supplemented by the following:

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Act, institutes a wide range of reforms that will have an impact on all financial institutions. Many of these provisions are subject to rule making procedures and studies that will be conducted in the future. Accordingly, we cannot predict the effect the Act or its implementing regulations will have on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 44,376 shares of common stock under our dividend reinvestment plan during the three months ended September 30, 2010. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was approximately $0.5 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits.

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: November 9, 2010	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: November 9, 2010	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer