Form 10-K
period 2010-12-31
THL Credit, Inc.
filed 2011-03-14
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 001-33559

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-454-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-Accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2010 based on the closing price on that date of $11.50 on the NASDAQ Global Select Market was $228 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

Portions of the Registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

As of March 14, 2011, there were 20,039,985 shares of the Registrant’s common stock outstanding.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “THL Credit” refer to THL Credit, Inc.; “THL Credit Advisors,” the “Advisor” or the “Administrator” refers to THL Credit Advisors LLC; “Greenway” refers to THL Credit Greenway Fund LLC; “THL Credit Opportunities” refers to THL Credit Opportunities, L.P.; “BDC Holdings” refers to THL Credit Partners BDC Holdings, L.P.; and “THL Credit Group” refers to THL Credit Group, L.P. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

General

We are an externally-managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or 1940 Act. On April 21, 2010, we completed our initial public offering, formally commencing principal operations. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code. In 2009, the Company was treated for tax purposes as a corporation. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We invest primarily in subordinated debt, or mezzanine debt, and junior capital, which in certain cases includes an associated equity component such as warrants, preferred stock or other similar securities. In certain instances we will also make direct equity investments. We define middle market companies to mean both public and privately-held companies with annual revenues of between $25 million and $500 million. We expect to generate returns through a combination of contractual interest payments on debt investments, equity appreciation (through options, warrants, conversion rights or direct equity investments) and origination and similar fees. We can offer no assurances that we will achieve our investment objective.

We believe there are significant opportunities to finance middle market companies that require capital for growth and acquisitions. We also believe that, as a result of the recent credit crisis, a significant investment opportunity exists to invest in middle market companies requiring mezzanine debt to recapitalize their balance sheets. Additionally, we generally do not intend to invest in start-up companies, operationally distressed situations or companies with speculative business plans. Furthermore, we may invest throughout an entity’s capital structure, which may include senior secured loans, common and preferred equity, options and warrants, high-yield bonds and other structured securities. In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities. We anticipate that, over time, our investment portfolio will consist primarily of investments in junior capital.

It is also our belief that a combination of sponsored and unsponsored mezzanine investments is important to having the most attractive opportunities across investment cycles, and to that end our nationwide origination efforts target both private equity sponsors and referral sources of unsponsored companies.

Unsponsored companies are either privately-held companies typically owned and controlled by entrepreneurs rather than private equity firms or microcap public companies, or those public companies with market capitalization of less than $300 million. We believe that unsponsored middle market companies represent a large, attractive and less competitive mezzanine investment opportunity for two primary reasons: (1) the number of unsponsored companies far exceeds the number of sponsored companies; and (2) most mezzanine investors focus primarily on sponsored companies. We also believe that investments in unsponsored companies will provide for the most attractive economics, alignment of interests with management and the greatest control for us as an investor because unsponsored companies generally have less access to capital providers.

With respect to sponsored transactions, which we define as those companies controlled by private equity firms, or sponsors, we expect the demand for leveraged buyouts to grow as mergers and acquisition activity increases, although with reduced senior lending from banks and collateralized loan obligation vehicles. We believe junior capital providers will see increasing opportunities to fill the financing gap. We expect significant demand from sponsors who need to recapitalize the balance sheets of certain of their portfolio companies or, in certain situations, acquire portfolio companies.

We are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We may borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets) when the terms and conditions available are favorable to long-term investing and well-aligned with our investment strategy and portfolio composition. We do not plan to incur significant leverage, or to pay significant interest in respect thereof, until after the proceeds of our initial public offering are substantially invested in accordance with our investment objective and do not intend to incur leverage in excess of 33% of our total assets after giving effect to such leverage. In determining whether to borrow money, we will analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred stock to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred stock would be borne by holders of our common stock.

THL Credit Advisors LLC

Our investment activities are managed by our investment adviser, THL Credit Advisors. THL Credit Advisors is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Investment Advisers Act of 1940, or the Advisers Act. THL Credit Advisors is led by James K. Hunt, W. Hunter Stropp and Sam W. Tillinghast, who, along with Terrence W. Olson, Stephanie Paré Sullivan, Christopher J. Flynn and Kunal M. Soni, constitute its principals. We refer to these individuals collectively as the THL Credit Principals. The THL Credit Principals and other investment professionals make up our investment team. THL Credit Advisors is owned and controlled by the THL Credit Principals and a partnership consisting of certain of the partners of THL Partners.

Before joining THL Credit Group, an affiliate of THL Credit Advisors, in 2007, Messrs. Hunt, Tillinghast and Stropp, who collectively have investment experience of 24 years on average and 14 years at a minimum, were responsible for over $40 billion in investments over the period from 1990 to 2006. Messrs. Hunt and Tillinghast separately had ultimate investment authority for SunAmerica Corporate Finance and the Private Placement Group of AIG, respectively, where these investments were made. The responsibilities of these individuals included sourcing, identifying, evaluating, structuring, managing and monitoring mezzanine debt, leveraged loans, private placements and private equity investments. Over the past three years, these individuals have held ultimate responsibility for approximately $320 million in investments. The THL Credit Principals have worked together extensively in the past and have invested through multiple business and credit cycles, investing across the entire capital structure. We believe the THL Credit Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management.

THL Credit Advisors also serves as our administrator and leases office space to us and provides us with equipment and office services. The tasks of our administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

Thomas H. Lee Partners, L.P. (“THL Partners”)

Founded in 1974, THL Partners is one of the oldest and largest private equity investment firms in the United States. Since its establishment, THL Partners has raised approximately $22 billion of equity capital and together with its affiliates, completed acquisitions of more than 100 businesses, with an aggregate purchase price in excess of $125 billion and over 200 add-on transactions. THL Partners focuses its high value-added strategy on growth businesses and seeks to partner with the best managers in an industry to build great companies. We benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the contacts and industry knowledge of THL Partners’ investment team to enhance its transaction sourcing capabilities and consults with the THL Partners team on specific industry issues, trends and other matters to complement our investment process. A partnership consisting of certain partners of THL Partners holds a 50% economic interest in THL Credit Advisors, subject to certain preferred payment obligations if such partnership makes additional capital contributions in excess of its original investment in THL Credit Advisors.

Market opportunity

We intend to invest primarily in private subordinated debt investments of middle market companies. We believe the environment for investing in middle market companies is attractive for several reasons, including:

Consolidation among commercial banks has reduced the focus on middle market business. We believe that many senior lenders have de-emphasized their service and product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing borrowers to reduce leverage.

Middle market companies are increasingly seeking lenders with long-term permanent capital for debt and equity capital. We believe that many middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. Further, we believe many middle market companies are inclined to seek capital from a small number of providers with access to permanent capital that can satisfy their specific needs and can serve as value-added financial partners with an understanding of, and longer-term view oriented towards the growth of such businesses.

The current market environment may mean more favorable terms for investments in middle market companies. We believe the tight supply of all forms of credit due to deleveraging by banks, hedge funds and structured investment vehicles, such as CLOs, will remain for years and that this situation provides a promising environment in which to originate mezzanine investments. This has resulted in mezzanine investments being characterized by lower leverage multiples, higher current returns, greater opportunity for equity appreciation, better prepayment protection, tighter deal structures and more meaningful financial covenants. We cannot, however, provide any assurance as to the length of time this tight credit supply will persist.

Investment strategy

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We invest primarily in private subordinated debt, which in certain cases includes an associated equity component such as warrants or other similar securities. In certain instances we will also make direct equity investments. Our capital is used to support organic growth, acquisitions, market or product expansion, and recapitalizations. As such, our investment adviser targets companies with strong operators or management teams which maintain a strong alignment of interests in their business and are seeking capital to grow the company. In these situations, a substantial portion of the shareholders’ net worth is subordinated to our debt instrument, reinforcing this alignment of interests.

Our strategy includes an intensive and proactive sourcing of transactions by our investment adviser who targets investments in both sponsored and unsponsored middle market companies. Sponsored investments, or investments in companies that are controlled by private equity firms, are sourced via long-standing relationships of the THL Credit Principals and ongoing development of new relationships with referral sources and equity sponsors who view our investment adviser as a partner in the transaction, rather than simply a source of capital to leverage their returns. Unsponsored investments are largely sourced from a variety of regional and local intermediaries, including regional investment banking firms, business brokers, accountants and lawyers, rather than large commercial or investment banks. For information regarding differences between sponsored and unsponsored transactions, see “Item 1. Business — General” above.

We believe a strategy focused on mezzanine debt in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private mezzanine investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on mezzanine loans tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity.

We have submitted to the Investment Division of the Small Business Administration (the “SBA”) a Management Assessment Questionnaire, the first step in the process of applying to license a Small Business Investment Company (the “SBIC”). The SBIC, which would be a wholly-owned subsidiary of THL Credit Inc., would have investment objectives similar to ours and would make similar types of investments in accordance with SBA regulations. The SBIC would be subject to regulation and oversight by the SBA. There can be no assurance that we will be granted an SBIC license in a timely manner or at all.

Competitive advantages

We believe that, although THL Credit Advisors is a newly-organized investment adviser and has limited experience managing a business development company, we possess the following competitive advantages over many other capital providers to middle market companies:

Highly experienced management team. Before joining an affiliate of THL Credit Advisors three years ago, Messrs. Hunt, Tillinghast and Stropp, who have 24 years of investment experience on average and 14 years at a minimum, have been responsible for over $40 billion in investments, which included identifying, evaluating, structuring, managing and monitoring mezzanine debt, leveraged loans, private placements and private equity investments. The THL Credit Principals have worked together extensively in the past and have invested through multiple business and credit cycles, investing across the entire capital structure with the objective of generating attractive, long-term, risk-adjusted returns. Significant to executing on our strategy will be the THL Credit Principals’ unique investment perspective and skill-set by virtue of their complementary collective experience as both debt and equity investors. In addition, we believe the THL Credit Principals bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, active monitoring and direct dialogue with management.

No legacy portfolio. As a newly-formed company, we are not adversely affected by deteriorating credit quality of investments held in any legacy portfolios that were built or acquired prior to the fourth quarter of 2008. We believe this provides us with a significant competitive advantage as we will be able to deploy our available capital into investments that have been structured and priced to reflect current, rather than historical, market conditions. Additionally, our efforts can be more focused on sourcing and accessing new investments. There can be no assurance, however, that we will be able to avoid losses or deterioration in the credit quality of our investments.

National middle market origination platform. With offices in Boston, Houston and Los Angeles, THL Credit Advisors has deep and diverse national origination relationships in the mezzanine and private equity markets. These relationships provide an important channel through which our investment adviser expects to generate deal flow consistent with our investment strategy. Members of THL Credit Advisors’ investment team have relationships with investment bankers, commercial bankers (national, regional and local), lawyers, accountants and business brokers as well as access to the extensive network of THL Partners. THL Credit Advisors actively utilizes these relationships and networks to source and execute attractive investments, and maintains a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the THL Credit Advisors investment team members in the market allow THL Credit Advisors an early look at new investment opportunities.

Ability to execute unsponsored mezzanine transactions. THL Credit Advisors believes it is one of the few credit market participants that actively seek unsponsored investments and possesses the experience and resources to source unsponsored mezzanine transactions. Furthermore, THL Credit Advisors has the capability to perform the rigorous in-house due diligence, structuring and monitoring activities necessary to execute such transactions.

Investment selection

Our value-oriented investment philosophy is primarily focused on maximizing yield relative to risk. Upon identifying a potential opportunity, THL Credit Advisors performs an initial screen to determine whether pursuing intensive due diligence is merited. As part of this process, we have identified several criteria we believe are important in evaluating and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, each prospective portfolio company in which we choose to invest may not meet all of these criteria.

Value orientation/positive cash flow. Our investment philosophy places a premium on fundamental credit analysis and has a distinct value orientation. We generally focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Although we obtain liens on collateral when appropriate and available, we are primarily focused on the predictability of future cash flow. We generally do not intend to invest in start-up companies or companies with speculative business plans.

Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of an investment and we invest in companies where strong management teams are either already in place or where new management teams have been identified. Additionally, we generally require the portfolio companies to have in place compensation provisions that appropriately incentivize management to succeed and to act in our interests as investors.

Strong competitive position. We seek to invest in companies that have developed competitive advantages and defensible market positions within their respective markets and are well positioned to capitalize on growth opportunities.

Exit strategy. We seek companies that we believe will generate consistent cash flow to repay our loans and reinvest in their respective businesses. We expect such internally generated cash flow in portfolio companies to be a key means by which we exit from our investments over time. In addition, we invest in companies whose business models and expected future cash flows offer attractive exit possibilities for the equity component of our returns. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Due diligence and investment process

We employ a rigorous and disciplined underwriting and due diligence process. Our process includes a comprehensive understanding of a borrower’s industry, market, operational, financial, organizational and legal position and prospects. We seek borrowers that have proven management teams that have a vested interest in the company in the form of a meaningful level of equity ownership, that generate stable and predictable cash flow, and whose market position is defensible. We invest in companies with the expectation that we will own the investment through a complete business cycle, and possibly a recession, and we determine the appropriate amount of debt for the company accordingly. In addition, we view a sale of the company which might result in a refinancing of our investment as a possibility but not an expectation. We conduct thorough reference and background checks on senior management for all mezzanine transactions. Our intention is to craft strong and lender-friendly credit agreements with covenants, events of default, remedies and inter-creditor agreements being an integral part of our legal documents.

Our due diligence typically includes the following elements (although not all elements will necessarily form part of every due diligence project):

Issuer Characteristics: key levers of the business including a focus on drivers of cash flow and growth; revenue visibility; customer and supplier concentrations; historical revenue and margin trends; fixed versus variable costs; free cash flow analysis; company performance in view of industry performance; and sensitivity analysis around various future performance scenarios (with a focus on downside scenario analysis);

Industry Analysis: including the company’s position within the context of the general economic environment and relevant industry cycles; industry size and growth rates; competitive landscape; barriers to entry and potential new entrants; product position and defensibility of market share; technological, regulatory and similar threats; and pricing power and cost considerations;

Management: including the quality, breadth and depth of the issuer’s management; track record and prior experience; background checks; reputation; compensation and equity incentives; corporate overhead; and motivation; interviews with management, employees, customers and vendors;

Financial Analysis: an understanding of relevant financial ratios and statistics, including various leverage, liquidity, free cash flow and fixed charge coverage ratios; impact on ratios in various future performance scenarios and comparison of ratios to industry competitors; satisfaction with the auditor of the financial statements; quality of earnings analysis;

Capital Structure: diverse considerations regarding leverage (including understanding seniority and leverage multiples); ability to service debt; collateral and security protections; covenants and guarantees; equity investment amounts and participants (where applicable); and review of other significant structural terms and pertinent legal documentation; and

Collateral and Enterprise Value: analysis of relevant collateral coverage, including assets on a liquidation basis and enterprise value on a going concern basis; matrix analysis of cash flow and valuation multiples under different scenarios along with recovery estimates; comparison to recent transaction multiples and valuations.

Investment committee

The purpose of the Investment Committee is to evaluate and approve as deemed appropriate all investments by THL Credit Advisors. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committee also serves to provide investment consistency and adherence to THL Credit Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

In addition to reviewing investments, the committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and deal flow are also reviewed on a regular basis. Members of our investment team are encouraged to share information and views on credits with the committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. Our investment committee currently consists of James K. Hunt, W. Hunter Stropp, Sam W. Tillinghast, Christopher J. Flynn and Kunal M. Soni. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the five members of the committee is required, with Mr. Hunt, the Chief Executive Officer, having veto power.

Investment structure

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We invest primarily in private subordinated debt, or mezzanine debt, and junior capital, which in many cases includes an associated equity component such as warrants, preferred stock or other similar securities. In certain instances we also make direct equity investments. We generally do not intend to invest in start-up companies, operationally distressed situations or companies with speculative business plans. In order to achieve our investment objective, we will compose a portfolio that will include primarily mezzanine loans by investing an average of approximately $10 million to $25 million of capital per transaction. Generally, mezzanine loans rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Typically, mezzanine loans have elements of both debt and equity instruments, offering the fixed returns in the form of interest payments associated with debt, while providing lenders an opportunity to participate in the capital appreciation of a borrower, if any, through an equity interest. This equity interest typically takes the form of warrants to purchase common stock. Due to its higher risk profile and often less restrictive covenants as compared to senior loans, mezzanine loans generally earn a higher return than senior secured loans. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. We believe that mezzanine loans offer an attractive investment opportunity based upon their historic returns and resilience during economic downturns.

We may invest throughout an entity’s capital structure, which may include senior secured loans, common and preferred equity, options and warrants, high-yield bonds and other structured securities.

In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include high-yield bonds, private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including, as applicable, senior, junior, and equity capital providers, to structure an investment. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

We structure our mezzanine investments, or junior capital, primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that will provide us with current interest income. These loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years. In some cases, we may enter into loans that, by their terms, convert into equity or additional debt securities or defer payments of interest for the first few years after our investment. Also, in some cases our mezzanine loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans will have maturities of five to ten years. In determining whether a prospective mezzanine loan investment satisfies our investment criteria, we generally seek a high total return potential, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations. To the extent we invest in senior secured loans, we expect such loans to have terms of three to ten years and may provide for deferred interest payments in the first few years of the term of the loan. To the extent we invest in senior secured loans, we obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first or second priority liens on the assets of a portfolio company. We expect that the interest rate on senior secured loans generally will range between 2% and 10% over the London Interbank Offer Rate, or LIBOR, which is a rate that changes daily and reflects the rate at which large banks lend to one another.

We tailor the terms of the investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board under some circumstances or participation rights.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority-interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Managerial assistance

As a BDC, we offer, and must provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. We may receive fees for these services and will reimburse THL Credit Advisors as our Administrator for its allocated costs in providing such assistance subject to review and approval by our board of directors. THL Credit Advisors will provide such managerial assistance on our behalf to portfolio companies that request this assistance.

Staffing

We do not currently have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee of our Advisor or Administrator. Our executive officers are also executive officers of our Advisor. Our day-to-day investment operations are managed by our Advisor. Our Advisor currently has 12 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse our Advisor for costs and expenses incurred by our Advisor for office space rental, office equipment and utilities allocable to our Advisor under the management agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Monitoring

We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to be critical to our performance. We have developed a monitoring template that promotes compliance with these standards and that is used as a tool by THL Credit Advisors’ investment committee to assess investment performance relative to plan. In addition, our portfolio companies may rely on us to provide financial and capital market expertise and may view us as a value-added resource.

As part of the monitoring process, THL Credit Advisors continually assesses the risk profile of each of our investments and will rate them based on the following categories, which we refer to as THL Credit Advisors’ investment performance rating, or IPR:

1 – Performing at or above plan.

2 – Watch / minor risk. Portfolio company operating below plan but in compliance with financial covenants and performance is expected to improve.

3 – Significant risk. Portfolio company performing materially below plan and may be in default of financial covenants. Loss of principal not expected but returns likely impaired.

4 – Potential impairment. Focus is on preservation of capital.

For any investment rated 2, 3 or 4, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.17 at December 31, 2010. We did not have any portfolio companies at December 31, 2009. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2010:

Grade 1	$127,689,411
Grade 2	25,839,768
Grade 3	—
Grade 4	—

Total investments	$153,529,179

Competition

Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, commercial finance companies and private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

Investment management agreement

THL Credit Advisors serves as our investment adviser. THL Credit Advisors is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, THL Credit Advisors manages the day-to-day operations of, and provide investment advisory and management services to, THL Credit, Inc. The address of THL Credit Advisors is 100 Federal Street, 31st Floor, Boston, Massachusetts 02110.

Under the terms of our investment management agreement, THL Credit Advisors:

•	determines the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes;

•	identifies, evaluates and negotiates the structure of the investments we make (including performing due diligence on our prospective portfolio companies); and

•	closes, monitors and administers the investments we make, including the exercise of any voting or consent rights.

THL Credit Advisors’ services under the investment management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our investment management agreement, we pay THL Credit Advisors a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Beginning with our second quarter of operations, the base management fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately prorated.

Incentive Fee. The incentive fee has two components, ordinary income and capital gains, calculated as follows:

The ordinary income component is calculated and payable quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a total return requirement and deferral of non-cash amounts, and will be 20.0% of the amount, if any, by which our preincentive fee net investment income, expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter exceeds a 2.0% (which is 8.0% annualized) hurdle rate and a “catch-up” provision measured as of the end of each calendar quarter. Under this provision, in any calendar quarter, our investment adviser receives no incentive fee until our preincentive fee net investment income equals the hurdle rate of 2.0%, but then receives, as a “catch-up,” 100% of our preincentive fee net investment income with respect to that portion of such preincentive fee net investment income, if any, that exceeds the hurdle rate but is less than 2.5%. The effect of the “catch-up” provision is that, subject to the total return and deferral provisions discussed below, if preincentive fee net investment income exceeds 2.5% in any calendar quarter, our investment adviser receives 20.0% of our preincentive fee net investment income as if a hurdle rate did not apply. For this purpose, preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under the administration agreement (as defined below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest). Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income will be payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter will be limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding calendar quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (such as PIK interest or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. Any reversal of such accounts would reduce net income for the quarter by the net amount of the reversal (after taking into account the reversal of incentive fees payable) and would result in a reduction and possibly elimination of the incentive fees for such quarter. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle and there is no delay of payment if prior quarters are below the quarterly hurdle.

Preincentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive preincentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.5% base management fee. These calculations will be appropriately pro rated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing on December 31, 2010, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees, provided that the incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2010. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

Examples of Quarterly Incentive Fee Calculation

Example 1: Income Portion of Incentive Fee before Total Return Requirement Calculation:

Assumptions

•	Hurdle rate(1) = 2.00%

•	Base management fee(2) = 0.375%

•	Other expenses (legal, accounting, custodian, transfer agent, etc.)(3) = 0.40%

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 1.25%

•	Pre-incentive fee net investment income (investment income—(base management fee + other expenses)) = 0.475%

Pre-incentive net investment income does not exceed hurdle rate, therefore there is no incentive fee.

Alternative 2

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 2.90%

•	Preincentive fee net investment income (investment income—(base management fee + other expenses)) = 2.125%

Preincentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive fee = (100% × “Catch-Up”) + (the greater of 0% AND (20.0% × (preincentive fee net investment income—2.5%)))

= (100.0% x (preincentive fee net investment income—2.00%)) +0%

= (100.0% x (2.125%—2.00%))

= 100% x 0.125%

= 0.125%

Alternative 3

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Preincentive fee net investment income (investment income—(base management fee + other expenses)) = 2.725%

Preincentive fee net investment income exceeds hurdle rate, therefore there is an incentive fee.

Incentive Fee = (100% × “Catch-Up”) + (the greater of 0% AND (20.0% × (preincentive fee net investment income—2.5%)))

= (100% × (2.5%—2.0%)) + (20.0% × (2.725%—2.5%))

= 0.5% + (20.0% × 0.225%)

= 0.5% + 0.045%

= 0.545%

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.5% annualized base management fee.
(3)	Excludes organizational and offering expenses.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Assumptions

•	Hurdle rate (1) = 2.00%

•	Base management fee (2) = 0.375%

•	Other expenses (legal, accounting, transfer agent, etc.)(3)= 0.40%

•	Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Preincentive fee net investment income (investment income – (base management fee + other expenses)) = 2.725%

•	20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

Although our preincentive fee net investment income exceeds the hurdle rate of 2.0% (as shown in Alternative 3 of Example 1 above), no incentive fee is payable because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters did not exceed the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters.

Alternative 2

Additional Assumptions

•	Investment Income (including interest, dividends, fees, etc.) = 3.50%

•	Preincentive fee net investment income (investment income – (base management fee + other expenses)) = 2.725%.

•	20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

Because our preincentive fee net investment income exceeds the hurdle rate of 2.0% and because 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative income and capital gains incentive fees accrued and/or paid for the preceding 11 calendar quarters, an incentive fee would be payable, as shown in Alternative 3 of Example 1 above.

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.5% annualized base management fee.
(3)	Excludes organizational and offering expenses.

Example 3: Capital Gains Portion of Incentive Fee:

Alternative 1:

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), and $30 million investment made in Company B (“Investment B”)

•	Year 2: Investment A sold for $50 million and fair market value, or FMV, of Investment B determined to be $32 million

•	Year 3: FMV of Investment B determined to be $25 million

•	Year 4: Investment B sold for $31 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•	Year 2: Capital gains incentive fee of $6.0 million ($30 million realized capital gains on sale of Investment A multiplied by 20.0%)

•	Year 3: None; $5.0 million (20.0% multiplied by ($30 million cumulative capital gains less $5 million cumulative capital depreciation)) less $6.0 million (previous capital gains fee paid in Year 2)

•	Year 4: Capital gains incentive fee of $200,000; $6.20 million ($31 million cumulative realized capital gains multiplied by 20.0%) less $6.0 million (capital gains fee paid in Year 2)

Alternative 2

Assumptions

•	Year 1: $20 million investment made in Company A (“Investment A”), $30 million investment made in Company B (“Investment B”) and $25 million investment made in Company C (“Investment C”)

•	Year 2: Investment A sold for $50 million, FMV of Investment B determined to be $25 million and FMV of Investment C determined to be $25 million

•	Year 3: FMV of Investment B determined to be $27 million and Investment C sold for $30 million

•	Year 4: FMV of Investment B determined to be $35 million

•	Year 5: Investment B sold for $20 million

The capital gains portion of the incentive fee would be:

•	Year 1: None

•

Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million capital gains fee received in Year 2

•	Year 4: None

•

Year 5: None; $5.0 million of capital gains incentive fee (20.0% multiplied by $25 million (cumulative realized capital gains of $35 million less realized capital losses of $10 million)) less $6.4 million cumulative capital gains fee paid in Year 2 and Year 3

Payment of our expenses

All investment professionals and staff of THL Credit Advisors, when and to the extent engaged in providing investment advisory and management services, and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by THL Credit Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;

•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);

•

expenses, including travel-related expenses, incurred by THL Credit Advisors or payable to third parties in originating investments for the portfolio, performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administrator expenses payable under our administration agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by THL Credit Advisors as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	dues, fees and charges of any trade association of which we are a member; and

•

all other expenses reasonably incurred by us or the Administrator in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

We reimburse THL Credit Advisors for costs and expenses incurred by THL Credit Advisors for office space rental, office equipment and utilities allocable to the performance by THL Credit Advisors of its duties under the investment management agreement, as well as any costs and expenses incurred by THL Credit Advisors relating to any non-investment advisory, administrative or operating services provided by THL Credit Advisors to us or in the form of managerial assistance to portfolio companies that request it.

Routinely, THL Credit Advisors may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse THL Credit Advisors for such amounts paid on our behalf.

Limitation of liability and indemnification

The investment management agreement provides that THL Credit Advisors and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of THL Credit Advisors’ members, directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and termination

The investment management agreement was approved by our board of directors on March 30, 2010. Unless terminated earlier as described below, it will continue in effect for a period of two years from its effective date. It will remain in effect from year to year thereafter if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Item 1A. Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Administration agreement

We have entered into an administration agreement with THL Credit Advisors (“the Administrator”), which we refer to as the “administration agreement,” under which the Administrator provides administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Routinely, the Administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Administrator for such amounts paid on our behalf.

Additionally, at our request, the Administrator provides on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

License agreement

We and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to us and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or THL Credit Advisors by THL Partners in the case of certain events of non-compliance.

Regulation

Regulated Investment Company and Business Development Company Regulations

We have elected to be regulated as a BDC under the 1940 Act. We have also elected to be treated for tax purposes as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers or sub-advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than “interested persons,” as that term is defined in the 1940 Act.

In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by “a majority of our outstanding voting securities” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940

Act as the lesser of: (a) 67% or more of such company’s voting securities present at a meeting if more than 50% of the outstanding voting securities of such company are present or represented by proxy, or (b) more than 50% of the outstanding voting securities of such company. We do not anticipate any substantial change in the nature of our business.

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities.

We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. With respect to such securities, we may, for the purpose of public resale, be deemed an “underwriter” as that term is defined in the Securities Act of 1933, or the Securities Act. We do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, except for registered money market funds, we generally cannot acquire more than 3% of the voting stock of any investment company, invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of more than one investment company. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might indirectly subject our stockholders to additional expenses as they will indirectly be responsible for the costs and expenses of such companies. None of our investment policies are fundamental and any may be changed without stockholder approval.

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

•	is organized under the laws of, and has its principal place of business in, the United States;

•

is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

•	satisfies either of the following:

•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or

•

is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result thereof, the BDC has an affiliated person who is a director of the eligible portfolio company.

•	Securities of any eligible portfolio company which we control.

•

Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.

•

Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.

•	Securities received in exchange for or distributed on or with respect to securities described above, or pursuant to the exercise of warrants or rights relating to such securities.

•	Cash, cash equivalents, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment.

Control, as defined by the 1940 Act, is presumed to exist where a BDC beneficially owns more than 25% of the outstanding voting securities of the portfolio company.

Significant managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Item 1. Business—Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Our investment adviser monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Item 1A. Risk Factors—Risks related to our operations as a BDC.”

Proxy voting policies and procedures

We have delegated our proxy voting responsibility to THL Credit Advisors. The Proxy Voting Policies and Procedures of THL Credit Advisors are set forth below. The guidelines are reviewed periodically by THL Credit Advisors and our independent directors, and, accordingly, are subject to change.

Introduction

THL Credit Advisors is registered as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, THL Credit Advisors has fiduciary duties to us. As part of this duty, THL Credit Advisors recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. THL Credit Advisors’ Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

THL Credit Advisors evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and THL Credit Advisors will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

THL Credit Advisors also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by stockholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If THL Credit Advisors has determined that management is generally socially responsible, THL Credit Advisors will generally vote against these types of non-routine proposals. Non-routine proposals concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. THL Credit Advisors will generally vote in favor of such proposals provided the position of current stockholders is preserved or enhanced. Non-routine proposals concerning stockholder rights are made regularly by both management and stockholders. They can be generalized as involving issues that transfer or realign board or stockholder voting power. THL Credit Advisors typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, THL Credit Advisors believes stability and continuity promote profitability. THL Credit Advisors’ guidelines in this area seek a middle road and individual proposals will be carefully assessed in the context of their particular circumstances.

If a vote may involve a material conflict of interest, prior to approving such vote, THL Credit Advisors must consult with its chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, THL Credit Advisors’ employees shall vote the proxy in accordance with THL Credit Advisors’ proxy voting policy.

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

Chief Compliance Officer

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We and THL Credit Advisors have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Our joint code of ethics and business conduct are available, free of charge, on our website at www.thlcredit.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We intend to disclose any amendments to, or waivers from, our code of business conduct and ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission and the NASDAQ Global Select Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0300. In addition, the code of ethics is available on the IDEA Database on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

Privacy Principles

We are committed to maintaining the privacy of stockholders and to safeguarding our non-public personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Generally, we do not receive any nonpublic personal information relating to our stockholders, although certain nonpublic personal information of our stockholders may become available to us. We do not disclose any nonpublic personal information about our stockholders or former stockholders to anyone, except as permitted by law or as is necessary in order to service stockholder accounts (for example, to a transfer agent or third party administrator).

We restrict access to nonpublic personal information about our stockholders to our investment adviser’s employees with a legitimate business need for the information. We maintain physical, electronic and procedural safeguards designed to protect the nonpublic personal information of our stockholders.

Compliance with the Sarbanes-Oxley Act of 2002 and The NASDAQ Global Select Market Corporate Governance Regulations

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. The Sarbanes-Oxley Act has required us to review our policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

In addition, The NASDAQ Global Select Market has adopted various corporate governance requirements as part of its listing standards. We believe we are in compliance with such corporate governance listing standards. We will continue to monitor our compliance with all future listing standards and will take actions necessary to ensure that we are in compliance therewith.

Other

We have adopted an investment policy that mirrors the requirements applicable to us as a BDC under the 1940 Act.

We are subject to periodic examination by the SEC for compliance with the Exchange Act and the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our stockholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and THL Credit Advisors have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and THL Credit Advisors have designated a chief compliance officer to be responsible for administering the policies and procedures.

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (http://www.sec.gov) .

Our internet address is www.thlcredit.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Certain U.S. Federal Income Tax Considerations

We have elected to be treated as a RIC, under Subchapter M of the Internal Revenue Code. As a RIC, we generally do not have to pay corporate taxes on any income we distribute to our stockholders as dividends, which allows us to reduce or eliminate our corporate-level tax liability. To continue to qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as defined below). In addition, to qualify for RIC tax treatment we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our ordinary income plus the excess of our realized net short-term capital gains over our realized net long-term capital losses.

Taxation as a Regulated Investment Company

If we:

•	qualify as a RIC, and

•

distribute each year to stockholders at least 90% of our investment company taxable income (which is defined in the Internal Revenue Code generally as ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses).

We will be subject to a 4% nondeductible U.S. federal excise tax, or 4% excise tax, to the extent that we did not distribute (actually or on a deemed basis): 98% of our ordinary income for each calendar year; 98% of our capital gain net income for each calendar year; and any income realized, but not distributed, in prior calendar years.

To qualify as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from (1) dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities and (2) net income derived from an interest in a “qualified publicly traded partnership” or other income derived with respect to our business of investing in such stock or securities; and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consist of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of (i) one issuer, (ii) two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and are engaged in the same or similar or related trades or businesses or (iii) one or more “qualified publicly traded partnerships,” known as the Diversification Tests.

We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount, we must include in taxable income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We also may have to include in taxable income other amounts that we have not yet received in cash, such as payment-in-kind interest and deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of accrual, we may be required to make a cash distribution to our stockholders in the amount of that non-cash income in order to satisfy the 90% Distribution Requirement, even though we will not have received any cash representing such income.

If we fail to satisfy the 90% Distribution Requirement or fail to qualify as a RIC in any taxable year, we would be subject to tax in that year on all of our taxable income at regular corporate rates, regardless of whether we make any distributions to our stockholders. Distributions would not be required, and any distributions made in taxable years beginning before January 1, 2013 would be taxable to our stockholders as ordinary dividend income that, subject to certain limitations, may be eligible for the 15% maximum rate to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, corporate distributees would be eligible for the dividends-received deduction.

Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain.

Item 1A.	Risk Factors

Before you invest in our common stock, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Report on Form 10-K, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face, but they are the principal risks associated with an investment in the Company. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks related to our business

We are a new company with a limited operating history.

We were incorporated in May 2009, completed an initial public offering of our common stock in April 2010 and have a limited operating history. We are subject to all of the business risks and uncertainties associated with any new business, including the risk that we will not achieve our investment objective and that the value of our common stock could decline substantially. Although we anticipate that it may take until the second quarter of 2011 to invest substantially all of the net proceeds of our initial public offering in our targeted investments, because of our lack of operating history, we may be unable to identify and fund investments that meet our criteria.

Until we are able to invest such net proceeds in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields substantially lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in our initial years of operation will be based on our ability to invest our capital in suitable portfolio companies in a timely manner. Further, the management fee payable to our investment adviser, THL Credit Advisors, will not be reduced while our assets are invested in such temporary investments.

Our investment adviser and the members of its investment committee have limited experience managing a BDC.

The 1940 Act imposes numerous constraints on the operations of BDCs and RICs. For example, under the 1940 Act, BDCs companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. Our investment adviser and the majority of the members of our senior management only have limited experience managing or providing management consulting services to a BDC. Our investment adviser’s and the members of its investment committee’s lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

We may suffer credit losses.

Investment in middle market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

The lack of liquidity in our investments may adversely affect our business.

Our investments generally are made in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager has material non-public information regarding such portfolio company.

A substantial portion of our portfolio investments may be recorded at fair value as determined in good faith by or under the direction of our board of directors and, as a result, there may be uncertainty regarding the value of our portfolio investments.

The debt and equity securities in which we invest for which market quotations are not readily available will be valued at fair value as determined in good faith by or under the direction of our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such investments.

We will be exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments, the value of our common stock and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could also have an adverse impact on our net interest income. An increase in interest rates could decrease the value of any investments we hold which earn fixed interest rates, including subordinated loans, senior and junior secured and unsecured debt securities and loans and high-yield bonds, and also could increase any interest expense, thereby decreasing our net income. Also, an increase in interest rates available to investors could make investment in our common stock less attractive if we are not able to increase our dividend rate, which could reduce the value of our common stock.

If we are unable to manage our investments effectively, we may be unable to achieve our investment objective.

Our ability to achieve our investment objective will depend on our ability to manage our business, which will depend, in turn, on the ability of THL Credit Advisors to identify, invest in and monitor companies that meet our investment criteria. Accomplishing this result largely will be a function of THL Credit Advisors’ investment process and, in conjunction with its role as Administrator, its ability to provide competent, attentive and efficient services to us.

We may experience fluctuations in our periodic operating results.

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rate on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.

If we fail to continue to qualify as a BDC, we might be regulated as a closed-end investment company under the 1940 Act, which would subject us to substantially more regulatory restrictions under the 1940 Act and correspondingly decrease our operating flexibility and could significantly increase our costs of doing business. Furthermore, any failure to comply with the requirements imposed on BDCs by the 1940 Act could cause the SEC to bring an enforcement action against us.

There is a risk that we may not make distributions and consequently will become subject to corporate-level income tax.

We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or periodically increase our dividend rate.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by or under the direction of our board of directors. Decreases in the market values or fair values of our investments will be recorded as unrealized depreciation. Any unrealized depreciation in our investment portfolio could be an indication of a portfolio company’s potential inability to meet its repayment obligations to us. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing or preferred stock, we may become subject to certain asset coverage ratio requirements and other financial covenants under the terms of our debt or preferred stock, and could in some circumstances also become subject to similar requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Although we do not pay to our investment adviser any portion of the incentive fee attributable to deferred interest until we receive such interest in cash, it is possible that we will fail to collect interest in such an amount that our preincentive fee net investment income would not have exceeded the hurdle rate for one or more quarters if such investments did not permit interest deferral. Consequently, we may make incentive fee payments on income in circumstances where we otherwise would not have done so and with respect to which we do not have a clawback right against our investment adviser. However, if we ultimately never collect any of the deferred interest, and had not accrued for such interest in the quarter in question, our preincentive fee net investment income would not have exceeded the hurdle and we would not have paid any incentive fee to our investment adviser.

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles, such as hedge funds, those entities have begun to invest in areas in which they have not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of THL Credit Advisors, particularly its Chief Executive Officer and Chief Investment Officer, James K. Hunt, and its Co-Presidents, W. Hunter Stropp and Sam W. Tillinghast, our Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, and our Chief Compliance Officer and General Counsel, Stephanie Paré Sullivan, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

Our investment adviser has the right to resign on 60 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

THL Credit Advisors has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a new replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Our board of directors has the authority to modify or waive certain of our operating policies and strategies without prior notice and without stockholder approval (except as required by the 1940 Act). However, absent stockholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results or value of our stock. Nevertheless, the effects could adversely affect our business and impact our ability to make distributions and cause you to lose all or part of your investment.

Our investment adviser and its affiliates, senior management and employees have certain conflicts of interest.

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In any such case, if THL Credit Advisors forms other affiliates in the future, we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

If we use borrowed funds or the proceeds of preferred stock to make investments, we will be exposed to risks typically associated with leverage which will increase the risk of investing in us.

We may borrow money and may issue debt securities or preferred stock to leverage our capital structure, which is generally considered a speculative investment technique. As a result:

•

our common shares would be exposed to incremental risk of loss; therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage;

•	any depreciation in the value of our assets may magnify losses associated with an investment and could totally eliminate the value of an asset to us;

•

if we do not appropriately match the assets and liabilities of our business and interest or dividend rates on such assets and liabilities, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;

•

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 200%, and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

•	any credit facility would be subject to periodic renewal by our lenders, whose continued participation cannot be guaranteed;

•

such securities would be governed by an indenture or other instrument containing covenants restricting our operating flexibility or affecting our investment or operating policies, and may require us to pledge assets or provide other security for such indebtedness;

•	we, and indirectly our common stockholders, bear the entire cost of issuing and paying interest or dividends on such securities;

•

if we issue preferred stock, the special voting rights and preferences of preferred stockholders may result in such stockholders’ having interests that are not aligned with the interests of our common stockholders, and the rights of our preferred stockholders to dividends and liquidation preferences will be senior to the rights of our common stockholders;

•	any convertible or exchangeable securities that we issue may have rights, preferences and privileges more favorable than those of our common shares; and

•

any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 200%.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio equals at least 200% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.

There are potential conflicts of interest between us and the fund managed by us.

On January 20, 2011, we announced the formation of THL Credit Greenway Fund LLC (“Greenway”) as a portfolio company of ours. Greenway is an investment fund with $150,000,000 of capital committed by affiliates of a single institutional investor, and will be managed by us. Certain of our officers serve or may serve in an investment management capacity to Greenway. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out Greenway’s operations. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for Greenway in the event that the interests of Greenway run counter to our interests.

Greenway may from time to time, invest in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and Greenway. As a result, there may be conflicts in the allocation of investment opportunities between us and Greenway. We may or may not participate in investment made by funds managed by us or one of our affiliates.

Risks related to our investments

We invest primarily in mezzanine debt and junior capital and we may not realize gains from our equity investments.

When we invest in mezzanine debt and junior capital, we may acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in prospective private and middle market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of THL Credit Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

We do not generally intend to take controlling equity positions in our portfolio companies. To the extent that we do not hold a controlling equity interest in a portfolio company, we are subject to the risk that such portfolio company may make business decisions with which we disagree, and the stockholders and management of such portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity for the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company, and may therefore suffer a decrease in the value of our investments.

In addition, we may not be in a position to control any portfolio company by investing in its debt securities. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt investors.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.

We invest primarily in mezzanine debt issued by our portfolio companies. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Additionally, certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment.

We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status.

Our ability to invest in public companies may be limited in certain circumstances.

To maintain our status as a BDC, we are not permitted to acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Subject to certain exceptions for follow-on investments and distressed companies, an investment in an issuer that has outstanding securities listed on a national securities exchange may be treated as a qualifying asset only if such issuer has a market capitalization that is less than $250 million at the time of such investment and meets the other specified requirements.

Our incentive fee may induce our investment adviser to make certain investments, including speculative investments.

The incentive fee payable by us to THL Credit Advisors may create an incentive for THL Credit Advisors to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to THL Credit Advisors is determined, which is calculated separately in two components as a percentage of the interest and other ordinary income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our THL Credit Advisors to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, THL Credit Advisors receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on ordinary income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, THL Credit Advisors may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to THL Credit Advisors with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of THL Credit Advisors as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

We may be obligated to pay our investment adviser incentive compensation payments even if we have incurred unrecovered cumulative losses from more than three years prior to such payments and may pay more than 20% of our net capital gains as incentive compensation payments because we cannot recover payments made in previous years.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 20.0% of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid.

Our investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates that a portion of our investments may be in securities of foreign companies in order to provide diversification or to complement our U.S. investments although we are required generally to invest at least 70% of our assets in companies organized and having their principal place of business within the U.S. and its possessions. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. These risks many be more pronounced for portfolio companies located or operating primarily in emerging markets, whose economies, markets and legal systems may be less developed.

Although it is anticipated that most of our investments will be denominated in U.S. dollars, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency may change in relation to the U.S. dollar. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we can offer no assurance that we will, in fact, hedge currency risk or, that if we do, such strategies will be effective. As a result, a change in currency exchange rates may adversely affect our profitability.

Hedging transactions may expose us to additional risks.

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Capital markets recently experienced a period of disruption and instability. These market conditions materially and adversely affected debt and equity capital markets in the United States and abroad, which could have a negative impact on our business and operations.

Through early 2009, the financial services industry and the securities markets generally were adversely affected by significant declines in the values of nearly all asset classes and by a lack of liquidity. This was initially triggered by declines in the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets during this period were characterized by substantially increased volatility and short-selling and an overall loss of investor and public confidence. The decline in asset values caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which increased the downward pressure on asset values and outflows of client funds across the financial services industry. While the markets have generally stabilized and improved since the first quarter of 2009, asset values for many asset classes have not returned to previous levels. Business, financial and economic conditions, particularly unemployment levels, lending activities and the housing markets, continue to be negatively impacted by the events of recent years.

Since 2008, governments, regulators and central banks in the United States and worldwide have taken steps to increase liquidity and to restore investor and public confidence. In addition, there are numerous legislative and regulatory actions that have been taken or proposed to deal with what regulators, politicians and others believe to be the root causes of the financial crisis. It is presently unclear which of these proposals will be adopted and in what form and whether the net effect of such proposals will in fact be positive or negative for the financial markets over either the short or long-term.

Risks related to our operations as a BDC

Our ability to enter into transactions with our affiliates will be restricted.

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we, raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock) or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•

Senior Securities. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

Changes in the laws or regulations governing our business, or changes in the interpretations thereof, and any failure by us to comply with these laws or regulations, could have a material adverse effect on our business, results of operations or financial condition.

Changes in the laws or regulations or the interpretations of the laws and regulations that govern BDCs, RICs or non-depository commercial lenders could significantly affect our operations and our cost of doing business. We are subject to federal, state and local laws and regulations and are subject to judicial and administrative decisions that affect our operations, including our loan originations, maximum interest rates, fees and other charges, disclosures to portfolio companies, the terms of secured transactions, collection and foreclosure procedures and other trade practices. If these laws, regulations or decisions change, or if we expand our business into jurisdictions that have adopted more stringent requirements than those in which we currently conduct business, we may have to incur significant expenses in order to comply, or we might have to restrict our operations. In addition, if we do not comply with applicable laws, regulations and decisions, we may lose licenses needed for the conduct of our business and may be subject to civil fines and criminal penalties.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Item 1. Business—Regulation.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Loss of status as a RIC would reduce our net asset value and distributable income.

We intend to qualify as a RIC under the Code. As a RIC we would not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1. Business—Certain U.S. Federal Income Tax Considerations.”

If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax, which would have a material adverse effect on our results of operations and financial condition.

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without being taxed at the corporate level and to obtain favorable RIC treatment, we must meet certain income source, asset diversification and annual distribution requirements. To qualify as a RIC under the Internal Revenue Code, we must meet certain source-of-income, asset diversification and annual distribution requirements and maintain our status as a BDC, including:

•

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, on an annual basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and, thus, become subject to corporate-level income tax.

•	The income source requirement will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.

•

The asset diversification requirement will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

Satisfying these requirements may require us to take actions we would not otherwise take, such as selling investments at unattractive prices to satisfy diversification, distribution or source of income requirements. In addition, while we are authorized to borrow funds in order to make distributions, under the 1940 Act we are not permitted to make distributions to stockholders while we have debt obligations or other senior securities outstanding unless certain “asset coverage” tests are met. If we fail to qualify as a RIC for any reason and become or remain subject to corporate-level income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions. Such a failure would have a material adverse effect on our results of operations and financial conditions, and thus, our stockholders.

Our common stock price may be volatile and may fluctuate substantially.

As with any stock, the price of our common stock will fluctuate with market conditions and other factors. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of closed-end management investment companies, which are structured similarly to us, frequently trade at a discount from their net asset value. Our shares may trade at a price that is less than the offering price. This risk may be greater for investors who sell their shares in a relatively short period of time after completion of the offering.

The market price and liquidity of the market for our common shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•

significant volatility in the market price and trading volume of securities of BDCs or other companies in the sector in which we operate, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;

•	loss of RIC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of key personnel from our investment adviser;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors; and

•	loss of a major funding source.

The impact of recent financial reform legislation on us is uncertain.

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, became effective on July 21, 2010, although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act. Nevertheless, the Dodd-Frank Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

The shares of our common stock beneficially owned by our principal stockholders are generally available for resale, subject to the provisions of Rule 144 promulgated under the Securities Act. Sales of substantial amounts of our common stock, or the availability of such common stock for sale, could adversely affect the prevailing market prices for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of securities should we desire to do so.

Certain provisions of the Delaware General Corporation Law and our certificate of incorporation and bylaws could deter takeover attempts and have an adverse impact on the price of our common stock.

The Delaware General Corporation Law, our certificate of incorporation and our bylaws contain provisions that may have the effect of discouraging a third party from making an acquisition proposal for us. We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our articles of incorporation dividing our board of directors into three classes with the term of one class expiring at each annual meeting of stockholders. These anti-takeover provisions may inhibit a change in control in circumstances that could give the holders of our common stock the opportunity to realize a premium over the market price of our common stock.

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2010, our net asset value per share was $13.06. The daily average closing price of our shares on the Nasdaq Global Select Market for the fiscal year ended December 31, 2010 was $12.18. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

We incur significant costs as a result of being a publicly traded company.

As a publicly traded company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented by the SEC.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 100 Federal Street, 31st Floor, Boston, MA 02110. THL Credit Advisors furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal proceedings

As of December 31, 2010, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.” We completed our initial public offering of common stock on April 21, 2010 at a price of $13.00 per share. Prior to such date there was no public market for our common stock. The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported on The NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2010
First quarter	—	—
Second quarter	$13.00	$9.00
Third quarter	$12.38	$10.58
Fourth quarter	$13.45	$11.54

The last reported price for our common stock on March 10, 2011 was $13.20 per share. As of March 10, we had two stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 21, 2010 (initial public offering) through December 31, 2010. The graph assumes that, on April 21, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

On July 23, 2009, we issued 6,700 shares of common stock at a price of $15.00 per share to THL Credit Opportunities, L.P.

On April 20, 2010, in anticipation of completing our initial public offering and formally commencing principal operations, we entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”), to effectuate the sale by THL Credit Opportunities, L.P. to us of certain securities valued at $62,107,449, as determined by our board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities.

On April 21, 2010 concurrent with our initial public offering, we sold 6,307,692 share of its common stock to BDC Holdings at $13.00 per share that was not subject to an underwriting discount and commission.

We issued a total of 124,219 shares of common stock under our dividend reinvestment plan during year ended December 31, 2010. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $1,572,685 for the year ended December 31, 2010.

Issuer purchases of equity securities

None.

Dividends

We have elected to be taxed as a RIC under Subchapter M of the Internal Revenue Code of 1986. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and capital gains) to avoid excise tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of our status as a regulated investment company. We cannot assure stockholders that they will receive any distributions at a particular level.

On March 10, 2011, our board of directors declared a dividend of $0.23 per share, payable on March 31, 2011 to stockholders of record at the close of business on March 25, 2011. The dividend will be paid out of expected taxable income earned for the period from January 1, 2011 through March 31, 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $1,572,685.

Under the terms of our dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, we reserve the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, we may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

Assuming that we maintain our status as a regulated investment company under Subchapter M of the Code, we intend to make distributions to our stockholders on a quarterly basis of substantially all of our net operating income. We may also make distributions of net realized capital gains, as appropriate.

Tax characteristics of all dividends will be reported to stockholders, as appropriate, on Form 1099-DIV after the end of the year. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2010 represented $5,960,636 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. There were no material permanent differences between financial and tax reporting at December 31, 2010.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the period from May 26, 2009 (inception) through December 31, 2009 and for the fiscal year ended December 31, 2010. Financial information for the periods ending 2009 and 2010 has been derived from our financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	At and for the year ended December 31, 2010	At and for the period from May 26, 2009 (inception) through December 31, 2009
Statement of Operations data:
Total investment income	$12,325,432	—
Base management fees	2,696,647	—
All other expenses	3,597,944	171,593
Net investment income (loss)	6,030,841	(171,593)
Net change in unrealized appreciation on investments	1,760,389	—
Net increase (decrease) in net assets resulting from operations	7,791,230	(171,593)
Per share data:
Net asset value per common share at period end	13.06	(10.61)
Market price at period end	13.01	—
Net investment income (loss)	0.31	(25.61)
Net change in unrealized appreciation on investments	0.08	—
Net increase (decrease) in net assets resulting from operations	0.39	(25.61)
Dividends declared and/or paid	0.30	—
Statement of Assets and Liabilities data at period end:
Total investments at fair value	153,529,179	—
Cash and cash equivalents	110,140,711	100,500
Other assets	719,285	369,767
Total assets	264,389,175	470,267
Total liabilities	4,373,406	541,360
Total net assets (deficit)	260,015,769	(71,093)
Other data:
Weighted average annual yield on debt investments	15.8%	—
Weighted average annual yield on debt and income-producing equity securities	16.6%	—
Number of investments at period end	13	—

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Unrealized Gain on Investments		Net Increase (Decrease) In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2010	$5,804,110	$0.29	$3,458,019	$0.17	$597,717	$0.03	$4,055,736	$0.20
September 30, 2010	4,080,836	0.21	1,863,981	0.09	1,052,967	0.05	2,916,948	0.15
June 30, 2010	2,440,486	0.12	728,841	0.04	109,705	0.01	838,546	0.04
March 31, 2010	—	—	(20,000)	(2.99)	—	—	(20,000)	(2.99)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors;

•	the ability of THL Credit Advisors to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of THL Credit Advisors to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of its common stock to THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”) at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $4.1 million.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, or the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders. In 2009, the Company was treated for tax purposes as a corporation.

Portfolio and Investment Activity

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, we entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and BDC Holdings, to effectuate the sale by THL Credit Opportunities, L.P. to us of certain securities valued at $62,107,449, as determined by our board of directors, and on the same day, issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, we filed an election to be regulated as a BDC.

We completed our third quarter of principal operations on December 31, 2010 with approximately $153.5 million (at fair value) invested in thirteen companies. During the quarter ended December 31, 2010, we invested $48.1 million in five portfolio companies. As of December 31, 2010, the portfolio was invested 52.0% in subordinated debt, 36.4% in senior secured debt, 8.3% in income-producing equity interests, and 3.3% in equity. Our average portfolio company investment at amortized cost and fair value was approximately $11.7 million and $11.8 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $14.3 million and $14.7 million, respectively. We had approximately $110.1 million of cash and cash equivalents as of December 31, 2010.

During the year ended December 31, 2010, we received $7,218,750 and $1,547,575 in proceeds from sales of investments and proceeds from paydown of investments, respectively.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their current cost was 16.6% at December 31, 2010. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 15.8% at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

At December 31, 2010, 15% of our debt investments bore interest based on floating rates, such as LIBOR, and 85% bore interest at fixed rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 15% at December 31, 2010.

The following is a summary of the composition of our investment portfolio as of December 31, 2010:

Description:	Cost	Fair Value	% of Net Assets
Subordinated debt	$79,821,449	$79,821,449	30.70%
Senior secured debt	54,993,113	55,908,508	21.50%
Investments in funds	12,790,984	12,790,984	4.92%
Equity investments	4,163,244	5,008,238	1.93%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of the industry classification in which the Company invests as of December 31, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	13,573,749	13,573,749	5.22%
Food processing services	12,266,019	12,266,019	4.72%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail, grocery & pharmaceuticals	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2010:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.06%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

We do not “control” and we are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act, except that we have an advisory contract with THL Credit Greenway Fund LLC. See “—Recent

Developments” below. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Results of Operations

As of December 31, 2009, our primary operating activities had not commenced. We commenced principal operations on April 21, 2010. Prior to April 21, 2010, our activity was limited to offering activities, except for the purchase of $62 million portfolio on April 20, 2010 in connection with our initial public offering.

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio.

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

Operating Income

As of December 31, 2009, our primary operating activities had not commenced and therefore we had no operating income. Investment income totaled $12,325,432 for the year ended December 31, 2010. This amount primarily consisted of $11,878,442 of interest income from portfolio investments (which included $935,464 of PIK interest), $316,270 of interest earned on cash and cash equivalents, and $65,360 of other income. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the year ended December 31, 2010.

Expenses

Our primary operating expenses include the payment of a base management fee, expenses reimbursable under the Investment Management Agreement, administrator expenses and the allocable portion of overhead under the Administration Agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Investment Management

Agreement and Administration Agreement (“the Agreements”) with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the Agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating Expenses

As of December 31, 2009, our primary operating activities had not commenced. For the year ended December 31, 2009, we incurred organization costs of $171,593, which included organizational expenses. These costs represented our only operating activities from May 26, 2009 (inception) through December 31, 2009. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. Certain of these costs were paid on our behalf by an affiliate. Operating expenses totaled $6,294,591 for the year ended December 31, 2010, and consisted of base management fees, administrator expenses, professional fees, insurance expenses, directors’ fees and other general and administrative expenses, including a $205,000 one-time charge related to cost of recruiting directors. The base management fees for the period were $2,696,647 as provided for in the Investment Management Agreement. Expenses reimbursed under the Administration Agreement and Investment Management Agreement was $1,715,694.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

A portion of the net proceeds of our initial public offering of 15,307,692 shares of common stock was used for organizational and offering expenses of $191,593 and $8,804,862, respectively. Organizational expenses are expensed as incurred. Offering costs, which includes $7,586,313 of underwriters’ fees, have been charged against paid-in capital in excess of par. As of December 31, 2010 and December 31, 2009, $0 and $369,767, respectively, of offering related costs are included in accrued expenses and due to affiliates in the Consolidated Statements of Assets and Liabilities. All organizational and offering costs were borne by the Company.

Net Investment Income

For the period from May 26, 2009 (inception) through December 31, 2009, net investment loss was ($171,593), or ($25.61) per common share based on a weighted average of 6,700 common shares outstanding for the period. Net investment income was $6,030,841, or $0.31 per common share based on a weighted average of 19,762,756 common shares outstanding for the year ended December 31, 2010.

Net Realized Gains and Losses

As of December 31, 2009, our primary operating activities had not commenced and therefore had no portfolio company investments. During the year ended December 31, 2010, we did not recognize any realized gains or losses on our portfolio company investments.

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

Net Change in Unrealized Appreciation of Investments

For the period from May 26, 2009 (inception) through December 31, 2009, our primary operating activities had not commenced and therefore had no portfolio company investments. Net change in unrealized appreciation on investments totaling $1,760,389 reflects the net change in the fair value of our investment portfolio for the year ended December 31, 2010.

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

Net Increase in Net Assets from Operations

For the period from May 26, 2009 (inception) through December 31, 2009, net decrease in net assets resulting from operations was ($171,593), or ($25.61) per common share based on a weighted average of 6,700 common shares outstanding for the period. Net increase in net assets resulting from operations totaled $7,791,230, or $0.39 per common share based on a weighted average of 19,762,756 common shares outstanding for the year ended December 31, 2010.

Financial condition, liquidity and capital resources

As of December 31, 2009, we had $100,500 in cash. At December 31, 2010, we had $110,140,711 in cash and cash equivalents. The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, and other general corporate purposes.

We generated cash primarily from the net proceeds of our initial public offering as well as cash flows from operations, including interest earned and fees received on subordinated debt, senior secured loans and other income producing equity securities. We anticipate that the net proceeds from our initial public offering will be invested in the second quarter of 2011. At that time, we expect that our portfolio will primarily consist of subordinated debt and senior secured loans. We can offer no assurances we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

Credit Facility

On March 11, 2011, THL Credit, Inc. (the “Company”) entered into a three-year $115 million syndicated credit facility (the “Facility) with ING Capital LLC (“ING”). The Facility will expire on March 11, 2014. The Facility contains an accordion feature, in which the Company can increase the credit line up to an aggregate of $125 million, funded by additional lenders subject to other customary conditions. There can be no assurances that additional lenders will join the Facility.

Borrowings under Facility will generally bear interest at a rate per annum equal to LIBOR plus 3.50% with no LIBOR floor. The Facility requires the payment of a non-use fee of 1.00% annually if the Company has used 50% or less of the Facility, and 0.50% annually if the Company has used more than 50% of the Facility. Borrowings under the Facility are based on a borrowing base. The Facility generally requires payment of interest on a quarterly basis. All outstanding principal is due upon maturity. The Facility also requires mandatory prepayment of interest and principal upon certain events.

Substantially all our assets are pledged as collateral under the Facility. The Facility requires us to, among other things (i) make representations and warranties regarding the collateral as well as our business and operations, (ii) agree to certain indemnification obligations, and (iii) agree to comply with various affirmative and negative covenants. The Facility documents also include default provisions such as the failure to make timely payments under the Facility, the occurrence of a change in control, and the failure by us to materially perform under the operative agreements governing the facility, which, if not complied with, could accelerate repayment under the Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Each loan originated under the Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the Facility at any particular time or at all.

The foregoing description of the Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the senior secured revolving credit agreement.

Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. Cash equivalents as of the balance sheet date consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated December 31, 2010 and payable January 3, 2011 in the amount of $3,727,672, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $3,804,419. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

As of December 31, 2010, the Company had committed to make a $1,636,000 investment in a revolving senior secured loan for T&D Solutions, LLC. As of December 31, 2010, $1,054,760 was unfunded.

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

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2010, dividends reinvested pursuant to our dividend reinvestment plan totaled $1,572,685.

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

The tax character of distributions declared and paid in 2010 represented $5,960,636 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. There were no material permanent differences between financial and tax reporting at December 31, 2010.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under the Company’s administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. For the year ended December 31, 2010, we incurred approximately $2,696,647 in base management fees, and $1,715,694 in administrator expenses payable to the Advisor. See description below under “Related Party Transactions.”

Off-Balance sheet arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC “). In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for us in 2009 and did not affect our consolidated financial statements.

Subsequent Events (ASC 855). In May 2009, the FASB issued amended accounting principles related to subsequent events, which codify the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. The amendments to not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are available to be issued) but require disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. These amended principles were effective for us in 2009. Since these amended principles require only additional disclosures concerning subsequent events, adoption of the standard did not affect our consolidated financial statements.

Subsequent Events (ASU No. 2010-09). In February 2010, the FASB amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

Related Party Transactions

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

The Advisor receives a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of our assets without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Subsequently, the base management fee is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter will be appropriately prorated.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until we actually receive such interest in cash.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing on December 31, 2010. This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee determined as of December 31, 2010 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized depreciation for the year ending December 31, 2010.

For the year ended December 31, 2010, we incurred base management fees payable to the Advisor of $2,696,647. We incurred no incentive fees for the year ended December 31, 2010.

We have also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to us. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for our operation, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided to us by the Advisor. Such costs are reflected as Administrator Expenses in the accompanying Consolidated Statement of Operations. Under the administration agreement, the Advisor provides, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the year ended December 31, 2010, we incurred administrator expenses payable to the Advisor of $1,715,694.

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliates as of December 31, 2010 and December 31, 2009. These amounts have been subsequently repaid to the Advisor and its affiliate.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, of our common stock as of December 31, 2010.

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

•

to the extent determined by the audit committee of our board of directors, independent valuation firms engaged by us conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. We utilize an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, we determine the fair value primarily using a yield approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&S comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the year ended December 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended December 31, 2010.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of December 31, 2010, we did not have any loans on non-accrual status. Loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

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

Federal Income Taxes

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax accrued at December 31, 2010.

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

Recent developments

Notice is hereby given in accordance with Section 23 of the 1940 Act that from time to time we may purchase shares of our common stock in the open market at prevailing market prices.

On January 19, 2011, the Company formed THL Credit Greenway Fund LLC (“Greenway”), a portfolio company of THL Credit. Greenway is an investment fund with $150,000,000 of capital committed by affiliates of a single institutional investor, and will be managed by THL Credit, Inc. The Company’s capital commitment to Greenway is nominal. As manager of Greenway, the Company will be entitled to receive certain fees. The Company acts as the investment adviser to Greenway.

On January 27, 2011, the Company closed on an $11,333,333 investment in the subordinated term loan of Charming Charlie, Inc. (“Charming Charlie”). Headquartered in Houston and operating in over 25 markets across United States, Charming Charlie is a fashion accessory boutique that offers unique fashion accessories, such as earrings, necklaces, bracelets, handbags, scarves and belts to a diverse female clientele.

On February 11, 2011, the Company closed on a $13,000,000 investment in the senior subordinated note of Pomeroy IT Solutions, Inc. (“Pomeroy”), headquartered in Hebron, KY. Pomeroy is an end-to-end services and technology provider for Fortune 1000 companies, as well as government and mid-market clients.

On February 18, 2011, the Company closed on an $8,000,000 investment in the senior secured note of SiVance, LLC (“SiVance”), headquartered in Gainesville, FL. SiVance is a leading producer of silicone-based products for the personal care, pharmaceutical, construction and electronics markets.

On March 10, 2011, our board of directors declared a dividend of $0.23 per share, payable on March 31, 2011 to stockholders of record at the close of business on March 25, 2011.

On March 11, 2011, the Company closed a three-year $115 million syndicated credit facility (the “Facility”) led by ING Capital LLC. The Facility will bear interest at a rate of LIBOR plus 3.5% per annum, with no LIBOR floor, and has an accordion feature that provides for expansion of the Facility up to $125 million. The Company does not expect to draw on the Facility until the net proceeds of its initial public offering have been substantially invested.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2010, 85%, or eleven, of the loans in our portfolio bore interest at fixed rates. Two of the loans in our portfolio have floating interest rates based on LIBOR and interest rate floors, which has effectively converted the loan into a fixed rate loan in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2010, we did not engage in hedging activities.

Assuming that the Statement of Assets and Liabilities as of December 31, 2010, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately $1.4 million on an annualized basis. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	61

Consolidated Statements of Assets & Liabilities as of December 31, 2010 and December 31, 2009	62

Consolidated Statements of Operations for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	63

Consolidated Statements of Changes in Net Assets (Net Deficit) for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	64

Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	65

Consolidated Schedule of Investments as of December 31, 2010	66

Notes to Consolidated Financial Statements	68

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments at December 31, 2010, and the related consolidated statements of operations, changes in net assets (net deficit), of cash flows and the consolidated financial highlights present fairly, in all material respects, the financial position of THL Credit, Inc. (the “Company”) at December 31, 2010 and 2009, and the results of its operations, the changes in its net assets (net deficit), and its cash flows for the period from May 26, 2009 (inception) through December 31, 2009 and the year ended December 31, 2010 and the financial highlights for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 2010 by correspondence with the issuers or brokers, provide a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

March 11, 2011

THL Credit, Inc.

Consolidated Statements of Assets and Liabilities

	December 31, 2010	December 31, 2009
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $151,768,790 and $0, respectively)	$153,529,179	$—

Total investments at fair value (cost of $151,768,790 and $0, respectively)	153,529,179	—
Cash and cash equivalents	110,140,711	100,500
Interest receivable	632,368	—
Prepaid expenses and other assets	86,917	—
Deferred offering costs	—	369,767

Total assets	$264,389,175	$470,267

Liabilities:
Dividends payable	$2,987,416	$—
Base management fees payable	979,316	—
Accrued administrator expenses	166,250	—
Accrued expenses	226,174	370,000
Due to affiliate	14,250	171,360

Total liabilities	4,373,406	541,360

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 19,916,107 and 6,700 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	19,916	7
Paid-in capital in excess of par	258,310,016	100,493
Net unrealized appreciation on investments	1,760,389	—
Accumulated undistributed net investment loss	(74,552)	(171,593)

Total net assets (net deficit)	260,015,769	(71,093)

Total liabilities and net assets	$264,389,175	$470,267

Net asset (net deficit) value per share	$13.06	$(10.61)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Operations

	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$12,260,072	$—
Other income	65,360	—

Total investment income	12,325,432	—
Expenses:
Base management fees	2,696,647	—
Administrator expenses	1,715,694	—
Professional fees	649,249	—
Insurance expenses	532,244	—
Directors’ fees	389,625	—
Other general and administrative expenses	291,132	—
Organizational expenses	20,000	171,593

Total expenses	6,294,591	171,593

Net investment income (loss)	6,030,841	(171,593)
Net change in unrealized appreciation on investments	1,760,389	—

Net increase (decrease) in net assets resulting from operations	$7,791,230	$(171,593)

Net investment income (loss) per common share:
Basic and diluted	$0.31	$(25.61)
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.39	$(25.61)
Weighted average shares of common stock outstanding:
Basic and diluted	19,762,756	6,700

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Changes in Net Assets (Net Deficit)

	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Increase (decrease) in net assets from operations:
Net investment income (loss)	$6,030,841	$(171,593)
Net change in unrealized appreciation on investments	1,760,389	—

Net increase (decrease) in net assets resulting from operations	7,791,230	(171,593)
Distributions to stockholders	(5,960,636)	—
Capital share transactions:
Issuance of common stock	265,488,445	100,500
Less offering costs	(8,804,862)	—
Reinvestment of dividends	1,572,685	—

Net increase in net assets from capital share transactions	258,256,268	100,500

Total increase (decrease) in net assets	260,086,862	(71,093)
Net assets (deficit) at beginning of period	(71,093)	—

Net assets (deficit) at end of period	$260,015,769	$(71,093)

Common shares outstanding at end of period	19,916,107	6,700

Capital share activity:
Shares sold	19,785,188	6,700
Shares issued from reinvestment of dividends	124,219	—

Net increase in capital share activity	19,909,407	6,700

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$7,791,230	$(171,593)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized appreciation on investments	(1,760,389)	—
Purchases of investments	(96,332,993)	—
Proceeds from sale of investments	7,218,750	—
Proceeds from paydown of investments	1,547,575	—
Increase in investments due to PIK	(935,464)	—
Accretion of discounts on investments and other fees	(368,225)	—
Income from investment in member interest	(2,200,727)	—
Distribution from investment in member interest	1,409,743	—
Increase in interest receivable	(632,368)	—
Increase in prepaid expenses and other assets	(86,917)	—
(Decrease) increase in accrued expenses	(143,826)	370,000
Increase in base management fees payable	979,316	—
Increase in accrued administrator expenses	166,250	—
(Decrease) increase in due to affiliate	(157,110)	171,360

Net cash (used for) provided by operating activities	(83,505,155)	369,767

Cash flows from financing activities
Issuance of shares of common stock	203,380,996	100,500
Offering costs paid	(8,804,862)	—
Distributions paid (net of stock issued under dividend reinvestment plan of $1,572,685)	(1,400,535)	—
Decrease (increase) in deferred offering costs	369,767	(369,767)

Net cash provided by (used for) financing activities	193,545,366	(269,267)

Net increase in cash and cash equivalents	110,040,211	100,500
Cash and cash equivalents, beginning of period	100,500	—

Cash and cash equivalents, end of period	$110,140,711	$100,500

Non-Cash Financing Activity:

Issuance of 4,140,496 shares of common stock to THL Credit Partners BDC Holdings, L.P. for the purchase of investments valued at $62,107,449 from THL Credit Opportunities, L.P.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 59.05% of net asset value
Anytime Worldwide, LLC Senior Secured Note, 16.0%, due 12/11/14 Class A Units(3) Warrant for Class B	Recreation & leisure services	$12,900,000	$12,396,146	$12,737,500
		157,257.10	564,140	1,008,500
			—	—

			12,960,286	13,746,000

C&K Market, Inc. Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15 Warrant for Class B	Retail, grocery & pharmaceuticals	$13,042,611	12,446,852	12,446,852
			349,000	349,000

			12,795,852	12,795,852

Country Pure Foods, Inc. Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$13,835,938	13,573,749	13,573,749

			13,573,749	13,573,749

Food Processing Holdings, LLC Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 8/10/15(4) (14) Class A Units(5) Class B Units(5)	Food processing services	$12,215,105	11,694,590	11,694,590
		162.44	163,268	163,268
		406.09	408,161	408,161

			12,266,019	12,266,019

HEALTHCAREfirst, Inc. Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Business services	$13,624,174	13,244,559	13,244,559

			13,244,559	13,244,559

Intelligrated, Inc. Senior Secured Second Lien Term Loan, LIBOR + 950, due 6/21/17(8)	Industrial	$8,738,889	8,427,015	9,001,056

			8,427,015	9,001,056

JDC Healthcare Management, LLC Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14 Member interest(5)(9)	Healthcare, dental services	$10,559,989	10,019,125	10,019,125
		1,393.00	1,393,309	1,393,309

			11,412,434	11,412,434

LCP Capital Fund, LLC Member interest(5)(7)(10)	Financial services	$12,000,000	12,790,984	12,790,984

			12,790,984	12,790,984

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments—(Continued)

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
MedQuist Inc. Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	$6,000,000	5,824,400	5,824,400

			5,824,400	5,824,400

OEM Group, Inc. Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(15) Warrant for Common	Manufacturing	$12,070,833	11,722,606	11,722,606
			—	—

			11,722,606	11,722,606

Purple Communications, Inc. Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications	$12,500,000	12,069,559	12,069,559

			12,069,559	12,069,559

Surgery Center Holdings, Inc. Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15 Preferred Stock, 19.0% dividend rate Member interest(5)(6)	Healthcare, ambulatory surgery centers	$13,355,761	13,018,174	13,018,174
		913.04	895,545	1,103,000
		389,821	389,821	583,000

			14,303,540	14,704,174

T&D Solutions, LLC Senior Secured Term Loan, 13.0% cash, due 1/29/15(13) (16) Senior Secured Revolving loan, 9% cash, expiration date 1/29/15 (13) (16)	Energy / Utilities	$9,975,297	9,796,547	9,796,547
		581,240	581,240	581,240

			10,377,787	10,377,787

Total investments – 59.05% of net asset value			$151,768,790	$153,529,179

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 2.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis
(12)	Publicly-traded company with a market capitalization in excess of $250 million and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	PIK interest rate increased to 3.0% as of January 1, 2011.
(15)	At the option of the issuer on a quarterly basis – 15.0% cash or 2.5% PIK and 12.5% cash,
(16)	Issuer pays 2.0% unfunded commitment fee on revolving loan quarterly

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization

THL Credit, Inc. (the “Company”) was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle-market companies.

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

The Company established a wholly-owned subsidiary (“subsidiary”), which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The subsidiary is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio company. There is no income tax expense for the year ended December 31, 2010.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933 and the Securities and Exchange Act of 1934, the Company generally will not consolidate its interest in any company other than in investment company

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-K and Regulation S-X. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

Use of Estimates

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits, repurchase agreements, and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at certain times, cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. Cash equivalents are classified within Level 1 of the fair value hierarchy used in connection with GAAP reporting and as described in “Valuation of Investments” below.

Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. Cash equivalents as of the balance sheet date consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated December 31, 2010 and payable January 3, 2011 in the amount of $3,727,672, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $3,804,419. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Valuation of Investments

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. However, debt investments with remaining maturities within 60 days that are not credit impaired are valued at cost plus accreted discount, or minus amortized premium, which approximates fair value. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended December 31, 2010.

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

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

Investments in all asset classes are valued utilizing a market approach, an income approach, or both approaches, as appropriate. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, M&S comparables, our principal market (as the reporting entity) and enterprise values, among other factors. For the year ended December 31, 2010, there has been no change to the Company’s valuation techniques and related inputs considered in the valuation process.

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

The Company has adopted the authoritative guidance under GAAP on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances. The guidance also provides a list of factors to determine whether there has been a significant decrease in relation to normal market activity. Regardless, however, of the valuation technique and inputs used, the objective for the fair value measurement in those circumstances is unchanged from what it would be if markets were operating at normal activity levels and/or transactions were orderly; that is, to determine the current exit price. The guidance also requires additional disclosures regarding inputs and valuation techniques used, change in valuation techniques and related inputs, if any, and more disaggregated information relating to debt and equity securities, which if applicable should be disclosed. As the Company’s fair value methodologies are consistent with the amended accounting principles, the adoption did not have a material effect on the consolidated financial statements.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

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

The following is a summary of the industry classification in which the Company invests as of December 31, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	13,573,749	13,573,749	5.22%
Food processing services	12,266,019	12,266,019	4.72%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail, grocery & pharmaceuticals	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.06%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

The following is a summary of the levels within the fair value hierarchy in which the Company invests:

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$79,821,449	$—	—	$79,821,449
Senior secured debt	55,908,508	—	—	55,908,508
Investments in funds	12,790,984	—	—	12,790,984
Equity investments	5,008,238	—	—	5,008,238
Cash equivalents	3,727,672	3,727,672	—	—

Total investments and cash equivalents	$157,256,851	$3,727,672	$—	$153,529,179

The following tables roll forward the changes in fair value during the year ended December 31, 2010 for investments classified within Level 3:

	Subordinated debt	Senior secured debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2010	$—	$—	$—	$—	$—
Purchases(2)	78,738,444	63,538,754	12,000,000	4,163,244	158,440,442
Sales and repayments(2)	—	(8,766,325)	(1,409,743)	—	(10,176,068)
Unrealized appreciation(1)	—	915,395	—	844,994	1,760,389
Net amortization of premiums, discounts and fees	218,374	149,851	—	—	368,225
PIK and non-cash earnings	864,631	70,833	2,200,727	—	3,136,191

Ending balance, December 31, 2010	$79,821,449	$55,908,508	$12,790,984	$5,008,238	$153,529,179

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$—	$915,395	$—	$844,994	$1,760,389

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statement of Operations.
(2)	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns.

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

As of December 31, 2010, the Company had subscribed into series 2005-01 of LCP in the amount of $12,000,000. This commitment has been fully funded. The Company’s contributed capital is maintained in the form of a collateral account held by a custodian and acts as collateral on certain credit default swaps for which LCP receives premium payments on throughout the year. LCP anticipates distributing to the Company on a quarterly basis. Such distributions are reflected in the consolidated Statement of Operations as interest income in the period earned. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP has a remaining life of 19 years; however, it is expected that series 2005-01 will dissolve within 2 to 7 years. Other capital series within LCP will have exposure to different investments and will have different remaining lives.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, but considering unamortized upfront loan origination fees and prepayment penalties. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation or depreciation on investments in the consolidated Statement of Operations.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Dividend income is recognized on the ex-dividend date. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

The Company has investments in its portfolio which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect amounts to be collectible. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the year ended December 31, 2010.

Other income includes amendment fees and unused commitment fees associated with investments in portfolio companies.

Expenses are recorded on an accrual basis.

Income Taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its income (both ordinary income and net capital gains). The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on undistributed taxable income as required.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

If the Company does not distribute at least 98% of its annual taxable income in the year earned, the Company will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits in the accompanying consolidated financial statements. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by taxing authorities.

Book and tax basis differences relating to stockholder dividends and distributions and other permanent book and tax differences are reclassified among the Company’s capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from GAAP. Reclassifications on the Company’s Consolidated Statements of Assets and Liabilities between undistributed net investment loss and paid-in capital in excess of par in the amount of $26,836 were recorded. Total earnings and net asset value are not affected.

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

Capital transactions in connection with the Company’s dividend reinvestment plan are recorded when shares are issued.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

3. Related Party Transactions

The Company entered into an Investment Management Agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

The Advisor receives a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee.

The base management fee is calculated at an annual rate of 1.5% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of the Company’s gross assets. Subsequently, the base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are prorated.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s Administration Agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle,

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

The second component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2010. This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated.

For the year ended December 31, 2010, the Company incurred base management fees payable to the Advisor of $2,696,647.

The Company has also entered into an Administration Agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the Administration Agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the Administration Agreement and the Investment Management Agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisors to the Company. Such costs are reflected as Administrator Expenses in the accompanying Consolidated Statement of Operations. Under the Administration Agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the year ended December 31, 2010, the Company incurred administrator expenses payable to the Advisor of $1,715,694.

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliates as of December 31, 2010 and December 31, 2009. These amounts have been subsequently repaid to the Advisor and its affiliate.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, of the Company’s common stock as of December 31, 2010.

Other

An affiliate of the Company, serves as the administrative agent on certain investment transactions.

4. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Numerator – net increase (decrease) in net assets resulting from operations:	$7,791,230	$(171,593)
Denominator – basic and diluted weighted average common shares:	19,762,756	6,700
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.39	$(25.61)

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Organizational and Offering Expenses

A portion of the net proceeds of the Company’s initial public offering of 15,307,692 shares of common stock was used to pay organizational and offering expenses of $191,593 and $8,804,862, respectively. Organizational expenses are expensed as incurred. Offering costs, which includes $7,586,313 of underwriters’ fees, have been charged against paid in capital in excess of par. As of December 31, 2010 and December 31, 2009, $0 and $369,767, respectively, of offering related costs are included in accrued expenses and due to affiliates in the Consolidated Statements of Assets and Liabilities. All organizational and offering costs were borne by the Company.

6. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

As of December 31, 2010, the Company had committed to make a $1,636,000 investment in a revolving senior secured loan for T&D Solutions, LLC. As of December 31, 2010, $1,054,760 was unfunded.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

7. Income Taxes

The following reconciles net increase in net assets resulting from operations to taxable income for the year ended December 31, 2010:

Net increase in net assets resulting from operations	$7,791,230
Unrealized appreciation	(1,760,389)
Other taxable income	6,282
Expenses not currently deductible	10,420
Other non-deductible expenses	26,836

Taxable income before deductions for dividends paid or deemed paid	$6,074,379

The above amount of 2010 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return in September 2011.

The tax character of distributions declared and paid in 2010 represented $5,960,636 from ordinary income, and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. There were no material permanent differences between financial and tax reporting at December 31, 2010.

At December 31, 2010, the cost of investments for tax purposes was $152,566,056, resulting in net unrealized appreciation of $963,123. There was no unrealized depreciation in the Company’s investments at December 31, 2010. At December 31, 2010, the Company had no net capital loss carry forwards.

8. Dividends

The Company has elected to be taxed as a regulated investment company under Subchapter M of the Internal Revenue Code of 1986. In order to maintain its status as a regulated investment company, it is required to distribute at least 90% of its investment company taxable income. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15

The Company may not be able to achieve operating results that will allow it to make distributions at a specific level or to increase the amount of these distributions from time to time. If the Company does not distribute a certain percentage of its income annually, it will suffer adverse tax consequences, including possible loss of its status as a regulated investment company. The Company cannot assure stockholders that they will receive any distributions at a particular level.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

9. Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC “). In July 2009, the FASB launched the FASB Accounting Standards Codification (the “Codification”) as the single source of GAAP. While the Codification did not change GAAP, it introduced a new structure to the accounting literature and changed references to accounting standards and other authoritative accounting guidance. The Codification was effective for us in 2009 and did not affect our consolidated financial statements.

Subsequent Events (ASC 855). In May 2009, the FASB issued amended accounting principles related to subsequent events, which codify the guidance regarding the disclosure of events occurring subsequent to the balance sheet date. The amendments to not change the definition of a subsequent event (i.e., an event or transaction that occurs after the balance sheet date but before the financial statements are available to be issued) but require disclosure of the date through which subsequent events were evaluated when determining whether adjustment to or disclosure in the financial statements is required. These amended principles were effective for us in 2009. Since these amended principles require only additional disclosures concerning subsequent events, adoption of the standard did not affect our consolidated financial statements.

Subsequent Events (ASU No. 2010-09). In February 2010, the FASB amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

10. Selected Quarterly Financial Data (unaudited)

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Unrealized Gain on Investments		Net Increase (Decrease) In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2010	$5,804,110	$0.29	$3,458,019	$0.17	$597,717	$0.03	$4,055,736	$0.20
September 30, 2010	4,080,836	0.21	1,863,981	0.09	1,052,967	0.05	2,916,948	0.15
June 30, 2010	2,440,486	0.12	728,841	0.04	109,705	0.01	838,546	0.04
March 31, 2010	—	—	(20,000)	(2.99)	—	—	(20,000)	(2.99)

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

11. Financial Highlights

The following is a schedule of financial highlights for the year ended December 31, 2010:

Per Share Data(5):
Net asset value, beginning of period(6)	$12.99
Net investment income(3)	0.31
Net change in unrealized appreciation of investments(4)	0.06

Net increase in net assets resulting from operations	0.37
Dividends to stockholders	(0.30)

Net asset value, end of period	$13.06

Per share market value at end of period	$13.01
Total return(1)	2.38%
Shares outstanding at end of period	19,916,107
Ratio/Supplemental Data:
Net assets at end of period	$260,015,769
Ratio of operating expenses to average net assets (2)	3.44%
Ratio of net investment income to average net assets(2)	3.39%
Portfolio turnover	8.63%

(1)

Total return is based on the change in market price per share during the period. For the year ending December 31, 2010 total return is calculated assuming an investment at the initial public offering price of $13.00 per share. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

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

(5)	Financial highlights for the period from May 26, 2009 (inception) through December 31, 2009 are not presented as the Company’s operations were limited to organization and offering activities only.
(6)

The Company commenced principal operations on April 21, 2010 in connection with its initial public offering. Amount includes the net proceeds of the Company’s initial public offering, organizational expenses and previous offerings of common shares.

THL Credit, Inc.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2010

12. Subsequent Events

On January 19, 2011, the Company formed THL Credit Greenway Fund LLC (“Greenway”), a portfolio company of THL Credit. Greenway is an investment fund with $150,000,000 of capital committed by affiliates of a single institutional investor, and will be managed by THL Credit, Inc. The Company’s capital commitment to Greenway is nominal. As manager of Greenway, the Company will be entitled to receive certain fees. The Company acts as the investment adviser to Greenway.

On January 27, 2011, the Company closed on an $11,333,333 investment in the subordinated term loan of Charming Charlie, Inc. (“Charming Charlie”). Headquartered in Houston and operating in over 25 markets across United States, Charming Charlie is a fashion accessory boutique that offers unique fashion accessories, such as earrings, necklaces, bracelets, handbags, scarves and belts to a diverse female clientele.

On February 11, 2011, the Company closed on a $13,000,000 investment in the senior subordinated note of Pomeroy IT Solutions, Inc. (“Pomeroy”), headquartered in Hebron, KY. Pomeroy is an end-to-end services and technology provider for Fortune 1000 companies, as well as government and mid-market clients.

On February 18, 2011, the Company closed on an $8,000,000 investment in the senior secured note of SiVance, LLC (“SiVance”), headquartered in Gainesville, FL. SiVance is a leading producer of silicone-based products for the personal care, pharmaceutical, construction and electronics markets.

On March 10, 2011, our board of directors declared a dividend of $0.23 per share, payable on March 31, 2011 to stockholders of record at the close of business on March 25, 2011.

On March 11, 2011, the Company closed a three-year $115 million syndicated credit facility (the “Facility”) led by ING Capital LLC. The Facility will bear interest at a rate of LIBOR plus 3.5% per annum, with no LIBOR floor, and has an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2011 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2011 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	61
Consolidated Statements of Assets and Liabilities as of December 31, 2010 and December 31, 2009	62
Consolidated Statements of Operations for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	63
Consolidated Statements of Changes in Net Assets (Net Deficit) for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	64
Consolidated Statements of Cash Flows for the year ended December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	65
Consolidated Schedule of Investments as of December 31, 2010	66
Notes to Consolidated Financial Statements	68

2. Financial Statement Schedule

None.

3. Exhibits required to be filed by Item 601 of Regulation S-K

Please note that the agreements included as exhibits to this Form 10-K are included to provide information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement that have been made solely for the benefit of the other parties to the applicable agreement and may not describe the actual state of affairs as of the date they were made or at any other time.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

4	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

22	Subsidiaries of the Registrant THL Credit Holdings, Inc.—Delaware THL Corporate Finance, Inc.—Delaware (wholly-owned as of March 9, 2011)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: March 14, 2011	By:	/S/ JAMES K. HUNT James K. Hunt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 14, 2011	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 14, 2011	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 14, 2011	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Director

Date: March 14, 2011	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 14, 2011	By:	/S/ JOHN A. SOMMERS John A. Sommers Director

Date: March 14, 2011	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director