Form 10-Q
period 2011-03-31
THL Credit, Inc.
filed 2011-05-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at May 9, 2011 was 20,220,197.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly-owned subsidiary unless the context states otherwise.

Item 1.	Consolidated Financial Statements

THL Credit, Inc.

Consolidated Statements of Assets and Liabilities

	March 31, 2011 (unaudited)	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $185,137,772 and $151,768,790, respectively)	$187,646,536	$153,529,179

Total investments at fair value (cost of $185,137,772 and $151,768,790, respectively)	187,646,536	153,529,179
Cash and cash equivalents	74,831,835	110,140,711
Deferred financing costs	2,468,738	—
Interest receivable	1,022,943	632,368
Receivable for paydown of investment	258,621	—
Prepaid expenses and other assets	89,963	86,917
Due from related party	29,336	—

Total assets	$266,347,972	$264,389,175

Liabilities:
Dividends payable	$—	$2,987,416
Base management fees payable	991,460	979,316
Accrued incentive fee	501,753	—
Accrued expenses	481,093	226,174
Due to affiliate	19,780	14,250
Accrued administrator expenses	14,655	166,250

Total liabilities	2,008,741	4,373,406

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 20,220,197 and 19,916,107 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	20,220	19,916
Paid-in capital in excess of par	262,358,285	258,310,016
Net unrealized appreciation on investments	2,508,764	1,760,389
Accumulated undistributed net investment loss	(548,038)	(74,552)

Total net assets	264,339,231	260,015,769

Total liabilities and net assets	$266,347,972	$264,389,175

Net asset value per share	$13.07	$13.06

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Operations (unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$6,879,673	$—
Other income	178,789	—

Total investment income	7,058,462	—
Expenses:
Base management fees	991,460	—
Incentive fee	501,753	—
Administrator expenses	568,065	—
Professional fees	221,468	—
Other general and administrative expenses	197,006	—
Insurance expenses	191,608	—
Directors’ fees	134,875	—
Credit facility fees	69,583	—
Amortization of deferred financing costs	46,933	—
Organizational expenses	—	20,000

Total expenses	2,922,751	20,000

Net investment income (loss)	4,135,711	(20,000)
Net change in unrealized appreciation on investments	748,375	—

Net increase (decrease) in net assets resulting from operations	$4,884,086	$(20,000)

Net investment income (loss) per common share:
Basic and diluted	$0.21	$(2.99)
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.24	$(2.99)
Weighted average shares of common stock outstanding:
Basic and diluted	20,004,824	6,700

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Changes in Net Assets (Net Deficit) (unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Increase (decrease) in net assets from operations:
Net investment income (loss)	$4,135,711	$(20,000)
Net change in unrealized appreciation on investments	748,375	—

Net increase (decrease) in net assets resulting from operations	4,884,086	(20,000)
Distributions to stockholders	(4,609,197)	—
Capital share transactions:
Reinvestment of dividends	4,048,573	—

Net increase in net assets from capital share transactions	4,048,573	—

Total increase (decrease) in net assets (deficit)	4,323,462	(20,000)
Net assets (deficit) at beginning of period	260,015,769	(71,093)

Net assets (deficit) at end of period	$264,339,231	$(91,093)

Common shares outstanding at end of period	20,220,197	6,700

Capital share activity:
Shares sold	—	—
Shares issued from reinvestment of dividends	304,090	—

Net increase in capital share activity	304,090	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$4,884,086	$(20,000)
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(748,375)	—
Purchases of investments	(41,815,786)	—
Proceeds from paydown of investments	9,022,657	—
Increase in investments due to PIK	(529,137)	—
Amortization of deferred financing costs	46,933	—
Accretion of discounts on investments and other fees	(506,787)	—
Income from investment in member interest	(330,913)	—
Distribution from investment in member interest	790,984	—
Increase in interest receivable	(390,575)	—
Increase in receivable for paydown of investment	(258,621)	—
Increase in receivable for due from related party	(29,336)	—
Increase in prepaid expenses and other assets	(3,046)	—
Increase in accrued expenses	254,919	65,000
Increase in base management fees payable	12,144	—
Decrease in accrued administrator expenses	(151,595)	—
Increase in accrued incentive fee	501,753	—
Increase in due to affiliate	5,530	—

Net cash used for operating activities	(29,245,165)	45,000

Cash flows from financing activities
Increase in deferred offering costs	—	(45,000)
Distributions paid (net of stock issued under dividend reinvestment plan of $4,048,573)	(3,548,040)	—
Financing costs paid	(2,515,671)	—

Net cash used for financing activities	(6,063,711)	(45,000)

Net decrease in cash and cash equivalents	(35,308,876)	—
Cash and cash equivalents, beginning of period	110,140,711	100,500

Cash and cash equivalents, end of period	$74,831,835	$100,500

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited)

March 31, 2011

		Principal (2)
		No. of Shares /
Portfolio company/Type of Investment (1)	Industry	No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 70.99% of net asset value
Anytime Worldwide, LLC
Senior Secured Note, 16.0%, due 12/11/14	Recreation & leisure services	$12,900,000	$12,419,225	$12,900,000
Class A Units(3)		157,257.10	564,140	1,008,500
Warrant for Class B			—	—

			12,983,365	13,908,500

C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail, grocery & pharmaceuticals	$13,107,824	12,532,264	12,532,264
Warrant for Class B			349,000	349,000

			12,881,264	12,881,264

Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail, grocery & pharmaceuticals	$11,333,333	11,168,303	11,168,303

			11,168,303	11,168,303

Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$13,922,412	13,668,809	13,668,809

			13,668,809	13,668,809

Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food processing services	$12,304,792	11,803,481	11,803,481
Class A Units(5)		162.44	163,268	163,268
Class B Units(5)		406.09	408,161	408,161

			12,374,910	12,374,910

HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Business services	$13,624,174	13,257,241	13,257,241

			13,257,241	13,257,241

JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	$10,652,389	10,141,061	10,570,467
Member interest(5)(9)		1,393.00	1,393,309	1,393,309

			11,534,370	11,963,776

LCP Capital Fund, LLC
Member interest(5)(7)(10)	Financial services	$12,000,000	12,330,913	12,330,913

			12,330,913	12,330,913

MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Business services	$6,000,000	5,829,412	6,000,000

			5,829,412	6,000,000

OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	$12,146,276	11,810,369	11,978,323
Warrant for Common			—	—

			11,810,369	11,978,323

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2011

		Principal (2)
		No. of Shares /
Portfolio company/Type of Investment (1)	Industry	No. of Units		Cost	Fair Value
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business		$13,035,389	12,780,295	12,780,295

	services			12,780,295	12,780,295

Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications		$12,241,379	11,841,299	11,841,299

				11,841,299	11,841,299

SiVance, LLC
Senior Secured Note, 13.0% cash, 2.0% PIK, due 6/15/16	Chemicals		$8,018,667	7,900,478	7,900,478

				7,900,478	7,900,478

Surgery Center Holdings, Inc.
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15	Healthcare,		$13,421,625	13,097,362	13,421,625
Preferred Stock, 19.0% dividend rate	ambulatory		913.04	895,545	1,154,784
Member interest(5)(6)	surgery centers		389,821	389,821	622,000

				14,382,728	15,198,409

T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13) (16)
Senior Secured Revolving loan, 9% cash, expiration date 1/29/15 (13) (15)	Energy / Utilities	$ $	9,950,151 712,120	9,780,291 712,120	9,780,291 712,120

				10,492,411	10,492,411

THL Credit Greenway Fund LLC
Member interest (5)	Financial			1,572	1,572

	services			1,572	1,572

Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800, due 7/23/17(8)	Business		$10,000,000	9,900,033	9,900,033

	services			9,900,033	9,900,033

Total investments – 70.99% of net asset value				$185,137,772	$187,646,536

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis
(12)	Publicly-traded company with a market capitalization in excess of $250 million and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis – 15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 2.0% unfunded commitment fee on revolving loan quarterly.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 59.05% of net asset value
Anytime Worldwide, LLC
Senior Secured Note, 16.0%, due 12/11/14	Recreation &	$12,900,000	$12,396,146	$12,737,500
Class A Units(3)	leisure services	157,257.10	564,140	1,008,500
Warrant for Class B			—	—

			12,960,286	13,746,000

C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail, grocery & pharmaceuticals	$13,042,611	12,446,852	12,446,852
Warrant for Class B			349,000	349,000

			12,795,852	12,795,852

Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$13,835,938	13,573,749	13,573,749

			13,573,749	13,573,749

Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 8/10/15(4) (14)	Food processing services	$12,215,105	11,694,590	11,694,590
Class A Units(5)		162.44	163,268	163,268
Class B Units(5)		406.09	408,161	408,161

			12,266,019	12,266,019

HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Business services	$13,624,174	13,244,559	13,244,559

			13,244,559	13,244,559

Intelligrated, Inc.
Senior Secured Second Lien Term Loan, LIBOR + 950, due 6/21/17(8)	Industrial	$8,738,889	8,427,015	9,001,056

			8,427,015	9,001,056

JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare,	$10,559,989	10,019,125	10,019,125
Member interest(5)(9)	dental services	1,393.00	1,393,309	1,393,309

			11,412,434	11,412,434

LCP Capital Fund, LLC
Member interest(5)(7)(10)	Financial services	$12,000,000	12,790,984	12,790,984

			12,790,984	12,790,984

MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Business services	$6,000,000	5,824,400	5,824,400

			5,824,400	5,824,400

OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(15)	Manufacturing	$12,070,833	11,722,606	11,722,606
Warrant for Common			—	—

			11,722,606	11,722,606

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments – (Continued)

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units		Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications		$12,500,000	12,069,559	12,069,559

				12,069,559	12,069,559

Surgery Center Holdings, Inc.
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15	Healthcare, ambulatory surgery centers		$13,355,761	13,018,174	13,018,174
Preferred Stock, 19.0% dividend rate			913.04	895,545	1,103,000
Member interest(5)(6)			389,821	389,821	583,000

				14,303,540	14,704,174

T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13) (16)
Senior Secured Revolving loan, 9% cash, expiration date 1/29/15 (13) (16)	Energy / Utilities	$ $	9,975,297 581,240	9,796,547 581,240	9,796,547 581,240

				10,377,787	10,377,787

Total investments – 59.05% of net asset value				$151,768,790	$153,529,179

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 2.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis
(12)	Publicly-traded company with a market capitalization in excess of $250 million and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	PIK interest rate increased to 3.0% as of January 1, 2011.
(15)	At the option of the issuer on a quarterly basis – 15.0% cash, or 2.5% PIK and 12.5% cash.
(16)	Issuer pays 2.0% unfunded commitment fee on revolving loan quarterly.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2011

1. Organization

THL Credit, Inc. (the “Company”) was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended (the “Code”). In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle-market companies.

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

The Company established a wholly-owned subsidiary (“subsidiary”), which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The subsidiary is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio company. There is no income tax expense for the three months ended March 31, 2011.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiary. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2011. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. Cash equivalents as of the balance sheet date consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated March 31, 2011 and payable April 1, 2011 in the amount of $1,763,359, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $1,803,588. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities.

Offering Costs

Offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses.

Valuation of Investments

Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’ values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The Company considers the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly in determining fair value. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended March 31, 2011.

The following is a summary of the industry classification in which the Company invests as of March 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$41,766,981	$41,937,569	15.86%
Chemicals	7,900,478	7,900,478	2.99%
Communications	11,841,299	11,841,299	4.48%
Energy / Utilities	10,492,411	10,492,411	3.97%
Financial services	12,332,485	12,332,485	4.67%
Food & beverage	13,668,809	13,668,809	5.17%
Food processing services	12,374,910	12,374,910	4.68%
Healthcare, ambulatory surgery centers	14,382,728	15,198,409	5.75%
Healthcare, dental services	11,534,370	11,963,776	4.53%
Manufacturing	11,810,369	11,978,323	4.53%
Recreation & leisure services	12,983,365	13,908,500	5.26%
Retail, grocery & pharmaceuticals	24,049,567	24,049,567	9.10%

Total investments	$185,137,772	$187,646,536	70.99%

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$52,689,710	$53,614,845	20.29%
Northeast	18,161,897	18,332,485	6.94%
Northwest	12,881,264	12,881,264	4.87%
Southeast	45,150,527	45,966,208	17.39%
Southwest	34,513,042	35,110,402	13.28%
West	21,741,332	21,741,332	8.22%

Total investments	$185,137,772	$187,646,536	70.99%

The following is a summary of the industry classification in which the Company invests as of December 31, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	13,573,749	13,573,749	5.22%
Food processing services	12,266,019	12,266,019	4.72%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail, grocery & pharmaceuticals	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2010:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.06%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$105,202,485	$—	—	$105,202,485
Senior secured debt	65,012,544	—	—	65,012,544
Investments in funds	12,330,913	—	—	12,330,913
Equity investments	5,100,594	—	—	5,100,594
Cash equivalents	1,763,359	1,763,359	—	—

Total investments and cash equivalents	$189,409,895	$1,763,359	$—	$187,646,536

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2010:

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$79,821,449	$—	—	$79,821,449
Senior secured debt	55,908,508	—	—	55,908,508
Investments in funds	12,790,984	—	—	12,790,984
Equity investments	5,008,238	—	—	5,008,238
Cash equivalents	3,727,672	3,727,672	—	—

Total investments and cash equivalents	$157,256,851	$3,727,672	$—	$153,529,179

The following table rolls forward the changes in fair value during the three months ended March 31, 2011 for investments classified within Level 3:

	Subordinated debt	Senior secured debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$79,821,449	$55,908,508	$12,790,984	$5,008,238	$153,529,179
Purchases(2)	23,903,333	17,910,881	—	1,572	41,815,786
Sales and repayments(2)	—	(9,022,657)	(790,984)	—	(9,813,641)
Unrealized appreciation(1)	924,256	(266,665)	—	90,784	748,375
Net amortization of premiums, discounts and fees	118,419	388,368	—	—	506,787
PIK and non-cash earnings	435,028	94,109	330,913	—	860,050

Ending balance, March 31, 2011	$105,202,485	$65,012,544	$12,330,913	$5,100,594	$187,646,536

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$924,256	$307,375	$—	$90,784	$1,322,415

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statements of Operations.
(2)	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns.

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

As of March 31, 2011, the Company had subscribed into series 2005-01 of LCP in the amount of $12,000,000. This commitment has been fully funded. The Company’s contributed capital is maintained in the form of a collateral account held by a custodian and acts as collateral on certain credit default swaps for which LCP receives premium payments on throughout the year. LCP anticipates distributing to the Company on a quarterly basis. Such distributions are reflected in the Consolidated Statements of Operations as interest income in the period earned. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP has a remaining life of 19 years; however, it is expected that series 2005-01 will dissolve within 2 to 7 years. Other capital series within LCP will have exposure to different investments and will have different remaining lives.

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, but considering unamortized upfront loan origination fees and prepayment penalties. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation or depreciation on investments in the Consolidated Statements of Operations.

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

The Company recorded $529,137 in PIK income for the three months ended March 31, 2011. The Company had no PIK income in the three months ended March 31, 2010.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three months ended March 31, 2011.

Other income includes commitment fees, fees related to the management of THL Credit Greenway Fund LLC, amendment fees and unused commitment fees associated with investments in portfolio companies.

Expenses are recorded on an accrual basis.

Income Taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income for each calendar year and 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on undistributed taxable income as required.

If the Company does not distribute at least 98% of its ordinary income in the year earned and 98.2% of its net capital gains for the one-year period ending October 31 in that calendar year, the Company will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income.

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

Dividends

Dividends and distributions to stockholders are recorded on the applicable record date. The amount, if any to be paid out as a dividend is determined by the Company’s board of directors on a quarterly basis. Net realized capital gains, if any, generally are distributed annually, out of assets legally available for such distributions, although the Company may decide to retain such capital gains for investment.

Capital transactions in connection with the Company’s dividend reinvestment plan are recorded when shares are issued.

3. Related Party Transactions

Investment Management and Administration Agreements

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

For the three months ended March 31, 2011, the Company incurred base management fees payable to the Advisor of $991,460. For the three months ended March 31, 2010, the Company incurred no base management fees.

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

For the three months ended March 31, 2011 and March 31, 2010, the Company incurred no incentive fees related to ordinary income as the Company had not yet achieved the hurdle rate, or minimum income level described above.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Management Agreement, as of the termination date), commencing on December 31, 2010. This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated.

The capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement (as described above) for the three months ended March 31, 2011 and March 31, 2010 was $0. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued a capital gains incentive fee of $501,753 based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the Investment Management Agreement), plus unrealized capital appreciation on investments held at the end of the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the three months ended March 31, 2011 was related to unrealized appreciation on investments in prior periods. Such amounts were not material to current or to prior periods’ consolidated financial statements. There was no such potential capital gains incentive fee accrued for the three month period ended March 31, 2010.

The Company has also entered into an Administration Agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the Administration Agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the Administration Agreement and the Investment Management Agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisors to the Company. Such costs are reflected as Administrator expenses in the accompanying Consolidated Statements of Operations. Under the Administration Agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2011, the Company incurred administrator expenses payable to the Advisor of $568,065.

The Company and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to the Company and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with the Company’s and THL Credit Advisors’ respective businesses. This license agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to the Company or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either the Company or THL Credit Advisors by THL Partners in the case of certain events of non-compliance.

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliates as of March 31, 2011 and December 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

Managed Fund

On January 14, 2011, THL Credit Greenway Fund LLC (“Greenway”) was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed investment fund and operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. The Company’s capital commitment to Greenway is $15,000. As of March 31, 2011, $15,719,177 of capital had been called by Greenway. The Company’s portion of called capital, $1,572, is reflected in the Consolidated Schedule of Investments. As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees, which are included in other income in the Consolidated Statements of Operations.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 10,876,220 shares, respectively, or 0.03% and 53.79%, respectively, of the Company’s common stock as of March 31, 2011.

Other

A wholly-owned subsidiary of the Company, serves as the administrative agent on certain investment transactions.

4. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31, 2011	For the three months ended March 31, 2010
Numerator – net increase (decrease) in net assets resulting from operations:	$4,884,086	$(20,000)
Denominator – basic and diluted weighted average common shares:	20,004,824	6,700
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.24	$(2.99)

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of March 31, 2011, the Company had no borrowings outstanding.

On March 11, 2011, the Company entered into a three-year $115 million syndicated credit facility (the “Facility”) with ING Capital LLC (“ING”) with an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. The Facility was expanded to $125 million on March 23, 2011. The Facility will expire on March 11, 2014.

The Facility allows for the Company to borrow money at a rate of (i) LIBOR plus 3.50% with no LIBOR floor or (ii) 2.5% per annum plus an alternate base rate based on the highest rate of the Prime Rate, Federal Funds Rate plus 0.5% or three month LIBOR plus 1.0% per annum. The Facility requires the payment of a non-use fee at a rate of 1.00% per annum when the Company is using 50% or less of the Facility, and 0.50% per annum when the Company is using more than 50% of the Facility. Borrowings under the Facility are based on a borrowing base. The Facility generally requires payment of interest on a quarterly basis for loans bearing interest at the alternate base rate, and at the end of the applicable interest period for loans bearing interest at LIBOR. All outstanding principal is due upon maturity. The Facility also requires mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

The Facility has certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities) to total indebtedness, of the Company and its subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

The Facility documents also include default provisions such as the failure to make timely payments under the Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the facility, which, if not complied with, could, at the option of the lenders under the Facility, accelerate repayment under the Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Each loan originated under the Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facility.

Through March 31, 2011, there have been no borrowings or repayments on the Facility.

6. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

As of March 31, 2011, the Company had committed to make a $1,636,000 investment in a revolving senior secured loan for T&D Solutions, LLC. As of March 31, 2011, $923,880 was unfunded.

The Company has also agreed to provide certain additional funding amounts to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of March 31, 2011, such requirements and conditions had not been met.

7. Dividends

The Company has elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain its status as a regulated investment company, it is required to distribute at least 90% of its investment company taxable income. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25

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

On March 10, 2011, our board of directors declared a dividend of $0.23 per share, payable on March 31, 2011 to stockholders of record at the close of business on March 25, 2011. The dividend was paid out of net income earned in the period from January 1, 2011 through March 31, 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,573.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

8. Recent Accounting Pronouncements

Subsequent Events (ASU No. 2010-09). In February 2010, the FASB amended its guidance on subsequent events. SEC filers are not required to disclose the date through which an entity has evaluated subsequent events. The amended guidance was effective upon issuance for all entities.

9. Financial Highlights

The following is a schedule of financial highlights for the three months ended March 31, 2011:

Per Share Data(4):
Net asset value, beginning of period	$13.06
Net investment income(3)	0.21
Net change in unrealized appreciation of investments(3)(5)	0.03

Net increase in net assets resulting from operations	0.24
Dividends to stockholders	(0.23)

Net asset value, end of period	$13.07

Per share market value at end of period	$13.66
Total return(1)	6.76%
Shares outstanding at end of period	20,220,197
Ratio/Supplemental Data:
Net assets at end of period	$264,339,231
Ratio of operating expenses to average net assets (2)	4.52%
Ratio of net investment income to average net assets(2)	6.40%
Portfolio turnover(6)	3.41%

(1)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(2)	Annualized.
(3)	Calculated based on weighted average common shares outstanding.
(4)	Financial highlights for the three months ended March 31, 2010 are not presented as the Company’s operations were limited to organization and offering activities only.
(5)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(6)	Not annualized.

10. Subsequent Events

On April 7, 2011, the Company received a “Greenlight” letter that will allow the Company to file with the Investment Division of the Small Business Administration (the “SBA”) an application to license a Small Business Investment Company (the “SBIC”). The SBIC, which will be a wholly-owned subsidiary of THL Credit, Inc., will have investment objectives similar to the Company and will make similar types of investments in accordance with SBA regulations. The SBIC will be subject to regulation and oversight by the SBA. There can be no assurance that the Company will be granted an SBIC license in a timely manner or at all.

On May 5, 2011, our board of directors declared a dividend of $0.25 per share, payable on June 30, 2011 to stockholders of record at the close of business on June 15, 2011.

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

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a RIC, we must, among other things, meet certain source-of-income and assets diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our shareholders.

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

We completed the quarter ended March 31, 2011 with approximately $187.6 million (at fair value) invested in seventeen companies, including THL Credit Greenway LLC (“Greenway”). As of March 31, 2011, the portfolio was invested 56.1% in subordinated debt, 34.6% in senior secured debt, 6.6% in income-producing equity interests, and 2.7% in equity. Our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.6 million and $11.7 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $14.4 million and $15.2 million, respectively. We had approximately $74.8 million of cash and cash equivalents as of March 31, 2011.

During the three months ended March 31, 2011, we made $41.8 million ($42.3 million at par) of investments in five new portfolio companies including our investment in Greenway. There were no investments made during the three months ended March 31, 2010.

During the three months ended March 31, 2011, we received $9,022,657 in proceeds from the paydown of investments primarily from Intelligrated, Inc.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their current cost was 15.3% at March 31, 2011. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 15.6% at March 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

At March 31, 2010, 12% of our debt investments bore interest based on floating rates, such as LIBOR, and 88% bore interest at fixed rates. In the future, we expect that other loans in our portfolio will have floating rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 12% at March 31, 2011.

The following is a summary of the composition of our investment portfolio as of March 31, 2011:

Description:	Cost	Fair Value	% of Net Assets
Subordinated debt	$104,278,228	$105,202,485	39.81%
Senior secured debt	64,363,815	65,012,544	24.59%
Investments in funds	12,330,913	12,330,913	4.66%
Equity investments	4,164,816	5,100,594	1.93%

Total investments	$185,137,772	$187,646,536	70.99%

The following is a summary of the industry classification in which the Company invests as of March 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$41,766,981	$41,937,569	15.86%
Chemicals	7,900,478	7,900,478	2.99%
Communications	11,841,299	11,841,299	4.48%
Energy / Utilities	10,492,411	10,492,411	3.97%
Financial services	12,332,485	12,332,485	4.67%
Food & beverage	13,668,809	13,668,809	5.17%
Food processing services	12,374,910	12,374,910	4.68%
Healthcare, ambulatory surgery centers	14,382,728	15,198,409	5.75%
Healthcare, dental services	11,534,370	11,963,776	4.53%
Manufacturing	11,810,369	11,978,323	4.53%
Recreation & leisure services	12,983,365	13,908,500	5.26%
Retail, grocery & pharmaceuticals	24,049,567	24,049,567	9.10%

Total investments	$185,137,772	$187,646,536	70.99%

The following is a summary of geographical concentration of our investment portfolio as of March 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$52,689,710	$53,614,845	20.29%
Northeast	18,161,897	18,332,485	6.94%
Northwest	12,881,264	12,881,264	4.87%
Southeast	45,150,527	45,966,208	17.39%
Southwest	34,513,042	35,110,402	13.28%
West	21,741,332	21,741,332	8.22%

Total investments	$185,137,772	$187,646,536	70.99%

We do not “control” and we are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act, except that we have an advisory contract with THL Credit Greenway Fund LLC. See “Managed Funds” above. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

As of May 3, 2011, we have agreed upon terms relating to four potential investments, which are in varying stages of consummation. There can be no assurance that these investments will close on such terms or at all. Non-binding outstanding term sheets are subject to completion of the Company’s due diligence and final approval process, as well as the negotiation of definitive documentation with the prospective portfolio companies. Not all non-binding term sheets are expected to close and do not necessarily represent future cash requirements.

On January 14, 2011, THL Credit Greenway Fund LLC (“Greenway”) was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed investment fund and operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. Our capital commitment to Greenway is $15,000. As of March 31, 2011, $15,719,177 of capital had been called by Greenway. Our portion of called capital, $1,572, is reflected in the Consolidated Schedule of Investments. As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees, which are included in other income in the Consolidated Statements of Operations.

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

	March 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Grade 1(a)	$161,602,817	86.12%	$127,689,411	83.17%
Grade 2(b)	26,043,719	13.88%	25,839,768	16.83%
Grade 3	—		—
Grade 4	—		—

Total	$187,646,536	100.00%	$153,529,179	100.00%

(a)	As of March 31, 2011 and December 31, 2010, Investment Rating “Grade 1” included $61.4 million and $59.9 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2011 and December 31, 2010, Investment Rating “Grade 2” included $11.8 million and $11.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

Results of Operations

As of March 31, 2010, our primary operating activities had not commenced. We commenced principal operations on April 21, 2010. Prior to April 21, 2010, our activity was limited to offering activities, except for the purchase of $62 million portfolio on April 20, 2010 in connection with our initial public offering.

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

Revenues and Operating Income

We generate revenues primarily in the form of interest on the debt we hold. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of fees from the management of THL Credit Greenway LLC, prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

As of March 31, 2010, our primary operating activities had not commenced and therefore we had no operating income. Investment income totaled $7,058,462 for the three months ended March 31, 2011. This amount primarily consisted of $6,795,369 of interest income from portfolio investments (which included $529,137 of PIK interest), $84,304 of interest earned on cash and cash equivalents, and $178,789 of other income. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three months ended March 31, 2011.

Expenses

Our primary operating expenses include the payment of a base management fee, an incentive fee, expenses reimbursable under the Investment Management Agreement, administrator expenses and the allocable portion of overhead under the Administration Agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our Investment Management Agreement and Administration Agreement (“the Agreements”) with the Advisor provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the Agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

As of March 31, 2010, our primary operating activities had not commenced. For the three months ended March 31, 2010, we incurred organization costs of $20,000. These costs were paid on our behalf by an affiliate and have been reimbursed. Operating expenses totaled $2,922,751 for the three months ended March 31, 2011, and consisted of base management fees, an incentive fee, administrator expenses, professional fees, insurance expenses, directors’ fees, other general and administrative expenses and fees related to our new credit facility. The base management fees for the three months ended March 31, 2011 were $991,460 as provided for in the Investment Management Agreement. Capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement for the three months ended March 31, 2011 was $0.

Incentive fees of $501,753 for the three months ended March 31, 2011 reflect the potential capital gains incentive fee that would be payable to the Company Advisor as if all unrealized appreciation were realized during the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The Company incurred no incentive fees related to pre-incentive fee net investment income as the Company had not yet achieved its hurdle rate as of March 31, 2011. The accrued incentive fee may differ from the actual incentive fee that may be paid to the Company’s Advisor depending on whether the Company is ultimately able to generate a net realized capital gain. Approximately $350,000 of the potential capital gains fee for the three months ended March 31, 2011 was related to unrealized appreciation on investments in prior periods. Such amounts were not material to current or prior periods’ consolidated financial statements. There was no such potential capital gains incentive fee accrual for the three months ended March 31, 2010.

Expenses reimbursed under the Administration Agreement and Investment Management Agreement was $568,065.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

For the three months ended March 31, 2010, net investment loss was ($20,000), or ($2.99) per common share based on a weighted average of 6,700 common shares outstanding for the period. Net investment income was $4,135,711, or $0.21 per common share based on a weighted average of 20,004,824 common shares outstanding for the three months ended March 31, 2011.

Net Realized Gains and Losses

As of March 31, 2010, our primary operating activities had not commenced and therefore we had no portfolio company investments. During the three months ended March 31, 2011, we did not recognize any realized gains or losses on our portfolio company investments.

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

Net Change in Unrealized Appreciation of Investments

For the three months ended March 31, 2010, our primary operating activities had not commenced and therefore we had no portfolio company investments. Net change in unrealized appreciation on investments totaling $748,375 reflects the net change in the fair value of our investment portfolio for the three months ended March 31, 2011.

The unrealized appreciation on our investments was driven primarily by improvements in the capital market conditions and in the financial performance of certain portfolio companies.

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net Increase in Net Assets from Operations

For the three months ended March 31, 2010, net decrease in net assets resulting from operations was ($20,000), or ($2.99) per common share based on a weighted average of 6,700 common shares outstanding for the period. Net increase in net assets resulting from operations totaled $4,884,086, or $0.24 per common share based on a weighted average of 20,004,824 common shares outstanding for the three months ended March 31, 2011.

Financial condition, liquidity and capital resources

As of March 31, 2010, we had $100,500 in cash. At March 31, 2011, we had $74,831,835 in cash and cash equivalents. The primary use of existing funds is expected to be purchases of investments in portfolio companies, cash distributions to our stockholders, and other general corporate purposes.

We generated cash primarily from the cash flows from operations, including interest earned and fees received on subordinated debt, senior secured loans and other income producing equity securities. We anticipate that substantially all of the net proceeds from our initial public offering will be invested in the second quarter of 2011. At that time, we expect that our portfolio will primarily consist of senior subordinated debt and secured loans. We can offer no assurances we will be able to invest all of our net proceeds within this time frame, as our investment outlook will depend on the availability of appropriate investment opportunities consistent with our investment objective and other market conditions.

During the three months ended March 31, 2011, our financing activities used $6,063,711 of cash, compared to $45,000 during the three months ended March 31, 2010. This $6,018,711 increase in cash used by financing activities was due primarily to the payment of distributions to shareholders and costs related to closing our credit facility.

Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of March 31, 2011, we had no borrowings outstanding.

On March 11, 2011, we entered into a three-year $115 million syndicated credit facility (the “Facility”) with ING Capital LLC (“ING”) with an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. The Facility was expanded to $125 million on March 23, 2011. The Facility will expire on March 11, 2014.

The Facility allows for us to borrow money at a rate of (i) LIBOR plus 3.50% with no LIBOR floor or (ii) 2.5% per annum plus an alternate base rate based on the highest rate of the Prime Rate, Federal Funds Rate plus 0.5% or three month LIBOR plus 1.0% per annum. The Facility requires the payment of a non-use fee at a rate of 1.00% per annum when we are using 50% or less of the Facility, and 0.50% per annum when we are using more than 50% of the Facility. Borrowings under the Facility are based on a borrowing base. The Facility generally requires payment of interest on a quarterly basis for loans bearing interest at the alternate base rate, and at the end of the applicable interest period for loans bearing interest at LIBOR. All outstanding principal is due upon maturity. The Facility also requires mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Our Facility has certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities) to total indebtedness, of ours and our subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

The Facility documents also include default provisions such as the failure to make timely payments under the Facility, the occurrence of a change in control, and the failure by us to materially perform under the operative agreements governing the facility, which, if not complied with, could, at the option of the lenders under the Facility, accelerate repayment under the Facility, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Each loan originated under the Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facility.

Through March 31, 2011, there have been no borrowings or repayments on the Facility.

Repurchase Agreements

The Company may enter into repurchase agreements as part of its investment program. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. Cash equivalents as of the balance sheet date consist of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated March 31, 2011 and payable April 1, 2011 in the amount of $1,763,359, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged is valued at $1,803,588. In the event of default by SSB, the Company has the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

As of March 31, 2011, the Company had committed to make a $1,636,000 investment in a revolving senior secured loan for T&D Solutions, LLC. As of March 31, 2011, $923,880 was unfunded.

The Company has also agreed to provide certain additional funding amounts to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of March 31, 2011, such requirements and conditions had not been met.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our income (both ordinary income and capital gains) to avoid excise tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,573.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of March 31, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under the Company’s administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. For the three months ended March 31, 2011, we incurred approximately $991,460 in base management fees, and $568,065 in administrator expenses payable to the Advisor. See description below under “Related Party Transactions.”

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

Related Party Transactions

Investment Management and Administration Agreements

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

For the three months ended March 31, 2011, we incurred base management fees payable to the Advisor of $991,460. For the three months ended March 31, 2010, we incurred no base management fees.

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

For the three months ended March 31, 2011 and March 31, 2010, we incurred no incentive fees related to ordinary income as we had not yet achieved the hurdle rate, or minimum income level described above.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing on December 31, 2010. This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee determined as of March 31, 2011 was calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized depreciation for the three months ended March 31, 2011.

The capital gains incentive fee payable to our Advisor under the Investment Management Agreement (as described above) for the three months ended March 31, 2011 and March 31, 2010 was $0. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we have accrued a capital gains incentive fee of $501,753 based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the Investment Management Agreement), plus unrealized capital appreciation on investments held at the end of the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the three months ended March 31, 2011 was related to unrealized appreciation on investments in prior periods. Such amounts were not material to current or to prior periods’ consolidated financial statements. There was no such potential capital gains incentive fee accrued for the three month period ended March 31, 2010.

We have also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to us. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for our operation, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided to us by the Advisor. Such costs are reflected as Administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the quarter ended March 31, 2011, we incurred administrator expenses payable to the Advisor of $568,065.

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

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliates as of March 31, 2011 and December 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 10,876,220 shares, respectively, or 0.03% and 53.79%, respectively, of our common stock as of March 31, 2011.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning April 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the three months ended March 31, 2011.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of March 31, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

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

Federal Income Taxes

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. To qualify as a RIC, we are required to distribute at least 90% of our investment company taxable income as defined by the Code. If we do not distribute at least 98% of our annual taxable income (excluding net long-term capital gains retained or deemed to be distributed) in the year earned, we generally will be required to pay an excise tax on amounts carried over and distributed to shareholders in the next year equal to 4% of the amount by which 98% of our annual taxable income available for distribution exceeds the distributions from such income for the current year. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions, the Company accrues excise tax, if any, on estimated excess taxable income as taxable income is earned. There is no provision for federal excise tax accrued at March 31, 2011.

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

On April 7, 2011, we received a “Greenlight” letter that will also us to file with the Investment Division of the Small Business Administration (the “SBA”) an application to license a Small Business Investment Company (the “SBIC”). The SBIC, which will be a wholly-owned subsidiary of THL Credit, Inc., will have investment objectives similar to ours and will make similar types of investments in accordance with SBA regulations. The SBIC will be subject to regulation and oversight by the SBA. There can be no assurance that we will be granted an SBIC license in a timely manner or at all.

On May 5, 2011, our board of directors declared a dividend of $0.25 per share, payable on June 30, 2011 to stockholders of record at the close of business on June 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarter ended March 31, 2011, 88%, or fifteen, of the loans in our portfolio bore interest at fixed rates. Two of the loans in our portfolio have floating interest rates based on LIBOR and interest rate floors. In the future, we expect other loans in our portfolio will have floating rates. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarter ended March 31, 2011, we did not engage in hedging activities.

Assuming that the Consolidated Statements of Assets and Liabilities as of March 31, 2011, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 1% change in interest rates would have affected net income by approximately $1.7 million on an annualized basis. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011. These factors are supplemented by the following:

Because we borrow money, there could be increased risk in investing in our company.

Lenders have fixed dollar claims on our assets that are superior to the claims of stockholders, and we have granted, and may in the future grant, lenders a security interest in our assets in connection with borrowings. In the case of a liquidation event, those lenders would receive proceeds before our stockholders. In addition, borrowings, also known as leverage, magnify the potential for gain or loss on amounts invested and, therefore, increase the risks associated with investing in our securities. Leverage is generally considered a speculative investment technique. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more than it otherwise would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value attributable to our common stock to decline more than it otherwise would have had we not leveraged. Similarly, any increase in our revenue in excess of interest expense on our borrowed funds would cause our net income to increase more than it would without the leverage. Any decrease in our revenue would cause our net income to decline more than it would have had we not borrowed funds and could negatively affect our ability to make distributions on common stock. Our ability to service any debt that we incur will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. We and, indirectly, our stockholders will bear the cost associated with our leverage activity.

We entered into a three-year $115 million syndicated credit facility (the “Facility”) with ING Capital LLC (“ING”). The Facility was expanded to $125 million on March 23, 2011. The Facility will expire on March 11, 2014. The Facility contains financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

As a business development company, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of March 31, 2011, there were no borrowings against the Facility.

Our use of borrowed funds to make investments exposes us to risks typically associated with leverage.

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. As a result:

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

Our base management fee may induce our investment advisor to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delevering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 304,090 shares of common stock under our dividend reinvestment plan during the three months ended March 31, 2011. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the three months ended March 31, 2011 was approximately $4.0 million.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits.

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 9, 2011	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: May 9, 2011	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer