Form 10-Q
period 2011-06-30
THL Credit, Inc.
filed 2011-08-01
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at August 1, 2011 was 20,220,198.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly-owned subsidiary unless the context states otherwise.

Item 1.	Consolidated Financial Statements

THL Credit, Inc.

Consolidated Statements of Assets and Liabilities

	June 30, 2011 (unaudited)	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $239,373,713 and $151,768,790, respectively)	$243,461,921	$153,529,179
Non-controlled, affiliated investment (cost of $8,929 and $0, respectively)	9,029	—

Total investments at fair value (cost of $239,382,642 and $151,768,790, respectively)	243,470,950	153,529,179
Cash and cash equivalents	20,696,057	110,140,711
Deferred financing costs	2,269,149	—
Interest receivable	1,926,023	632,368
Receivable for paydown of investment	258,621	—
Due from affiliate	118,635	—
Prepaid expenses and other assets	112,828	86,917
Deferred offering costs	103,420	—

Total assets	$268,955,683	$264,389,175

Liabilities:
Dividends payable	$—	$2,987,416
Accrued incentive fees	1,614,903	—
Base management fees payable	998,805	979,316
Accrued expenses	482,224	226,174
Due to affiliate	25,134	14,250
Accrued administrator expenses	—	166,250

Total liabilities	3,121,066	4,373,406

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 20,220,198 and 19,916,107 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	20,220	19,916
Paid-in capital in excess of par	262,358,298	258,310,016
Net unrealized appreciation on investments	4,088,308	1,760,389
Accumulated undistributed net investment loss	(632,209)	(74,552)

Total net assets	265,834,617	260,015,769

Total liabilities and net assets	$268,955,683	$264,389,175

Net asset value per share	$13.15	$13.06

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$8,125,991	$2,440,486	$15,005,664	$2,440,486
Other income	157,220	—	255,827	—
Dividend income	279,676	—	279,676	—
From non-controlled, affiliated investment:
Other income	554,148	—	634,330	—

Total investment income	9,117,035	2,440,486	16,175,497	2,440,486
Expenses:
Incentive fees	1,113,150	—	1,614,903	—
Base management fees	998,805	743,327	1,990,265	743,327
Administrator expenses	715,971	351,013	1,284,036	351,013
Credit facility fees	315,973	—	385,556	—
Professional fees	312,474	283,334	533,942	283,334
Amortization of deferred financing costs	210,045	—	256,978	—
Other general and administrative expenses	221,166	57,568	418,172	57,568
Insurance expenses	123,700	149,028	315,308	149,028
Directors’ fees	134,875	127,375	269,750	127,375
Organizational expenses	—	—	—	20,000

Total expenses	4,146,159	1,711,645	7,068,910	1,731,645

Net investment income	4,970,876	728,841	9,106,587	708,841
Net change in unrealized appreciation on investments	1,579,544	109,705	2,327,919	109,705

Net increase in net assets resulting from operations	$6,550,420	$838,546	$11,434,506	$818,546

Net investment income per common share:
Basic and diluted	$0.25	$0.04	$0.45	$0.04
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.32	$0.04	$0.57	$0.04
Weighted average shares of common stock outstanding:
Basic and diluted	20,220,197	19,625,761	20,113,105	19,625,761

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Changes in Net Assets (Net Deficit) (unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Increase in net assets from operations:
Net investment income	$9,106,587	$708,841
Net change in unrealized appreciation on investments	2,327,919	109,705

Net increase in net assets resulting from operations	11,434,506	818,546
Distributions to stockholders	(9,664,244)	—
Capital share transactions:
Reinvestment of dividends	4,048,586	—
Issuance of common stock	—	265,488,445
Less offering costs	—	(8,804,862)

Net increase in net assets from capital share transactions	4,048,586	256,683,583

Total increase in net assets (deficit)	5,818,848	257,502,129
Net assets (deficit) at beginning of period	260,015,769	(71,093)

Net assets at end of period	$265,834,617	$257,431,036

Common shares outstanding at end of period	20,220,198	19,791,888

Capital share activity:
Shares sold	—	19,785,188
Shares issued from reinvestment of dividends	304,091	—

Net increase in capital share activity	304,091	19,785,188

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,434,506	$818,546
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(2,327,919)	(109,705)
Purchases of investments	(96,740,864)	(28,968,750)
Proceeds from paydown of investments	10,278,889	7,218,750
Increase in investments due to PIK	(1,152,865)	(197,098)
Amortization of deferred financing costs	256,978	—
Accretion of discounts on investments and other fees	(1,048,753)	(65,668)
Income from investment in member interest	(330,913)	(612,706)
Distribution from investment in member interest	1,122,033	—
Increase in interest receivable	(1,293,655)	—
Increase in receivable for due from affiliate	(118,635)	—
Increase in prepaid expenses and other assets	(25,911)	(55,080)
Increase (decrease) in accrued expenses	191,337	(124,832)
Increase in base management fees payable	19,489	743,327
(Decrease) increase in accrued administrator expenses	(166,250)	351,013
Increase in accrued incentive fees	1,614,903	—
Increase (decrease) in due to affiliate	10,884	(170,684)

Net cash used for operating activities	(78,276,746)	(21,172,887)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	203,380,996
Offering costs paid	—	(7,841,647)
(Increase) decrease in deferred offering costs	(38,707)	369,767
Distributions paid (net of stock issued under dividend reinvestment plan of $4,048,586)	(8,603,074)	—
Financing costs paid	(2,526,127)	—

Net cash (used for) provided by financing activities	(11,167,908)	195,909,116

Net increase (decrease) in cash and cash equivalents	(89,444,654)	174,736,229
Cash and cash equivalents, beginning of period	110,140,711	100,500

Cash and cash equivalents, end of period	$20,696,057	$174,836,729

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited)

June 30, 2011

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 91.58% of net asset value

Anytime Worldwide, LLC
Senior Secured Note, 16.0%, due 12/11/14	Recreation & leisure services	$12,900,000	$12,442,976	$13,158,000
Class A Units(3)		157,257.10	564,140	1,008,500
Warrant for Class B			—	—

			13,007,116	14,166,500
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail, grocery & pharmaceuticals	$13,174,092	12,619,874	12,619,874
Warrant for Class B			349,000	174,500

			12,968,874	12,794,374
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail, grocery & pharmaceuticals	$11,333,333	11,175,370	11,220,000

			11,175,370	11,220,000
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700, due 5/24/16(8)	Restaurants	$7,508,333	7,434,475	7,434,475
Senior Secured Revolving Loan, LIBOR + 700, expiration date 5/24/16(8)(16) (18)		—	(9,058)	—
Senior Secured Term Loan, LIBOR + 700, expiration date 5/24/16(8) (16) (18)		—	(12,077)	—

			7,413,340	7,434,475
Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$14,010,394	13,765,850	13,765,850

			13,765,850	13,765,850
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900, due 6/16/15(8)	Manufacturing	$11,533,333	11,304,624	11,304,624

			11,304,624	11,304,624
Firebirds International LLC
Senior Secured Term Loan, LIBOR + 900, due 5/17/16(8)	Restaurants	$8,200,000	8,039,113	8,039,113
Senior Secured Revolving Loan, LIBOR + 900, expiration date 5/17/16(8) (17) (18)		—	(97,537)	—
Common stock (9)		1,906	190,600	190,600

			8,132,176	8,229,713
Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food processing services	$12,396,825	11,915,766	11,915,766
Class A Units(5)		162.44	163,268	163,268
Class B Units(5)		406.09	408,161	408,161

			12,487,195	12,487,195
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(19)	Business services	$13,624,174	13,270,369	13,624,174

			13,270,369	13,624,174

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2011

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value

Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775, due 9/28/12(8)	Food & beverage	$9,463,885	9,463,885	9,463,885

			9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	$10,746,633	10,265,574	10,639,168
Member interest(5)(9)		1,393.00	1,393,309	1,393,309

			11,658,883	12,032,477
LCP Capital Fund, LLC
Member interest(5)(7)(10)(20)	Financial services	$12,000,000	12,000,000	12,000,000

			12,000,000	12,000,000
MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Business services	$6,000,000	5,834,754	6,060,000

			5,834,754	6,060,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	$14,231,228	13,850,243	14,231,228
Warrant for Common			—	120,000

			13,850,243	14,351,228
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	$13,101,290	12,855,308	13,101,290

			12,855,308	13,101,290
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications	$11,982,759	11,612,716	11,743,103

			11,612,716	11,743,103
SiVance, LLC
Senior Secured Note, 13.0% cash, 2.0% PIK, due 6/15/16	Chemicals	$8,059,205	7,944,880	8,059,205

			7,944,880	8,059,205
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory surgery centers	$18,085,808	17,643,007	18,085,808
Member interest(5)(6)		469,673	469,673	725,000

			18,112,680	18,810,808
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy / Utilities	$9,925,005	9,764,230	9,925,005
Senior Secured Revolving Loan, 9% cash, expiration date 1/29/15 (13) (15)		$1,121,120	1,121,120	1,121,120

			10,885,350	11,046,125

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2011

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value

Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy / Utilities	$12,006,000	11,766,895	11,766,895
Senior Secured Revolving Loan, LIBOR + 1000, expiration date 6/22/16(8) (16) (18)		—	(39,803)	—

			11,727,092	11,766,895
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800, due 7/23/17(8)	Business services	$10,000,000	9,903,008	10,000,000

			9,903,008	10,000,000

Non-controlled/ non-affiliated investments – 91.58% of net asset value			$239,373,713	$243,461,921

Non-controlled/ affiliated investment – 0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest (5)	Financial services		8,929	9,029

			8,929	9,029

Total investments – 91.58% of net asset value			$239,382,642	$243,470,950

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
(12)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis – 15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 2.0% unfunded commitment fee on revolving loan quarterly.
(16)	Issuer pays 0.5% unfunded commitment fee on facility quarterly.
(17)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(18)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(19)	16.5% cash, or 3.0% PIK and 13.5% cash, at the option of the issuer on a quarterly basis.
(20)

The Company’s investment in LCP Capital Fund, LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1. See Note 2 in the Notes to the Consolidated Financial Statements.

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

THL Credit, Inc.

Consolidated Schedule of Investments – (Continued)

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units		Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications		$12,500,000	12,069,559	12,069,559

				12,069,559	12,069,559

Surgery Center Holdings, Inc.
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15	Healthcare, ambulatory surgery centers		$13,355,761	13,018,174	13,018,174
Preferred Stock, 19.0% dividend rate			913.04	895,545	1,103,000
Member interest(5)(6)			389,821	389,821	583,000

				14,303,540	14,704,174

T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13) (16)
Senior Secured Revolving Loan, 9% cash, expiration date 1/29/15 (13) (16)	Energy / Utilities	$ $	9,975,297 581,240	9,796,547 581,240	9,796,547 581,240

				10,377,787	10,377,787

Total investments – 59.05% of net asset value				$151,768,790	$153,529,179

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 2.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
(12)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

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

THL Credit, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2011

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code, as amended. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle-market companies.

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

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P., or BDC Holdings, an affiliate of the Company, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

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

The Company established a wholly-owned subsidiary, or the subsidiary, which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). The subsidiary is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of the portfolio company. There is no income tax expense for the three and six months ended June 30, 2011.

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

Repurchase Agreements

The Company may enter into repurchase agreements as part of its cash management activities. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. The Company had no repurchase agreements outstanding as of June 30, 2011.

Cash equivalents as of the December 31, 2010, consisted of an overnight repurchase agreement with State Street Bank & Trust Company (“SSB”) dated December 31, 2010 and payable January 3, 2011 in the amount of $3,727,672, reflecting an interest rate of one basis point. This agreement was collateralized by U.S. Treasury notes pledged by SSB. The collateral pledged was valued at $3,804,419. In the event of default by SSB, the Company had the right to liquidate the collateral and apply the proceeds in satisfaction of the obligation.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the terms of the respective credit facilities.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses.

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended June 30, 2011.

The following is a summary of the industry classification in which the Company invests as of June 30, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$41,863,439	$42,785,464	16.08%
Chemicals	7,944,880	8,059,205	3.03%
Communications	11,612,716	11,743,103	4.42%
Energy / Utilities	22,612,442	22,813,020	8.58%
Financial services	12,008,929	12,009,029	4.52%
Food & beverage	23,229,735	23,229,735	8.74%
Food processing services	12,487,195	12,487,195	4.70%
Healthcare, ambulatory surgery centers	18,112,680	18,810,808	7.08%
Healthcare, dental services	11,658,883	12,032,477	4.53%
Manufacturing	25,154,867	25,655,852	9.65%
Recreation & leisure services	13,007,116	14,166,500	5.33%
Restaurants	15,545,516	15,664,188	5.89%
Retail, grocery & pharmaceuticals	24,144,244	24,014,374	9.03%

Total investments	$239,382,642	$243,470,950	91.58%

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,667,152	$75,426,323	28.36%
Northeast	17,843,683	18,069,029	6.80%
Northwest	12,968,874	12,794,374	4.81%
Southeast	57,562,281	58,633,047	22.06%
Southwest	55,824,928	56,805,074	21.37%
West	21,515,724	21,743,103	8.18%

Total investments	$239,382,642	$243,470,950	91.58%

The following is a summary of the industry classification in which the Company invests as of December 31, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	13,573,749	13,573,749	5.22%
Food processing services	12,266,019	12,266,019	4.72%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail, grocery & pharmaceuticals	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2010:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.06%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
Senior secured debt	$116,246,653	$—	—	$116,246,653
Subordinated debt	111,031,930	—	—	111,031,930
Investments in funds	12,009,029	—	—	12,009,029
Equity investments	4,183,338	—	—	4,183,338

Total investments	$243,470,950	$—	$—	$243,470,950

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2010:

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$79,821,449	$—	—	$79,821,449
Senior secured debt	55,908,508	—	—	55,908,508
Investments in funds	12,790,984	—	—	12,790,984
Equity investments	5,008,238	—	—	5,008,238
Cash equivalents	3,727,672	3,727,672	—	—

Total investments and cash equivalents	$157,256,851	$3,727,672	$—	$153,529,179

The following table rolls forward the changes in fair value during the six months ended June 30, 2011 and 2010 for investments classified within Level 3:

Period ended June 30, 2011

	Senior secured debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$55,908,508	$79,821,449	$12,790,984	$5,008,238	$153,529,179
Purchases(2)	68,094,098	28,367,249	9,065	270,452	96,740,864
Sales and repayments(2)	(9,306,424)	(335,541)	(1,122,033)	(895,545)	(11,659,543)
Unrealized appreciation(1)	841,569	1,686,057	100	(199,807)	2,327,919
Net amortization of premiums, discounts and fees	483,301	565,452	—	—	1,048,753
PIK and non-cash earnings	225,601	927,264	330,913	—	1,483,778

Ending balance, June 30, 2011	$116,246,653	$111,031,930	$12,009,029	$4,183,338	$243,470,950

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$1,415,609	$1,686,057	$100	$7,648	$3,109,414

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statements of Operations.
(2)	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns.

Period ended June 30, 2010

	Senior secured debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2010	$—	$—	$—	$—	$—
Purchases(2)	29,179,610	46,082,445	12,000,000	3,814,144	91,076,199
Sales and repayments(2)	(7,218,750))	—	—	—	(7,218,750)
Unrealized appreciation(1)	—	—	—	109,705	109,705
Net amortization of premiums, discounts and fees	17,591	48,077	—	—	65,668
PIK and non-cash earnings	—	197,098	612,706	—	809,804

Ending balance, June 30, 2010	$21,978,451	$46,327,620	$12,612,706	$3,923,849	$84,842,626

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$—	$—	$—	$109,705	$109,705

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statements of Operations.
(2)	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns.

The Company has invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP which is invested in an underlying SPE referred to as Series 2005-01. The Company’s exposure is limited to the amount of its contributed capital.

The Company’s contributed capital in LCP is maintained in a collateral account held by a custodian and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for a SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the Company’s Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. LCP may have other series which will have investments in other SPEs to which the Company will not be exposed.

For the Company’s investments in revolving loans, the cost basis of the investments purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded.

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

The Company recorded $1,152,865 and $197,098 in PIK income for the six months ended June 30, 2011 and 2010, respectively.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the six months ended June 30, 2011 and 2010.

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

For the six months ended June 30, 2011 and 2010, the Company incurred base management fees payable to the Advisor of $1,990,265 and $743,327, respectively, of which $998,805 and $743,327 was payable at June 30, 2011 and 2010, respectively.

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

For the six months ended June 30, 2011 and 2010, the Company incurred $797,241 and $0, respectively, of incentive fees related to ordinary income. As of June 30, 2011, $736,205 of such incentive fees are currently payable to the Advisor as certain fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement (as described above) for the six months ended June 30, 2011 and 2010 was $0. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued a capital gains incentive fee of $817,662 and $0 as of June 30, 2011 and 2010, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the Investment Management Agreement), plus unrealized capital appreciation on investments held at the end of the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the six months ended June 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the six months ended June 30, 2011 and 2010, the Company incurred administrator expenses payable to the Advisor of $1,284,036 and $351,013, respectively, of which $0 and $351,013 were payable at June 30, 2011 and 2010, respectively.

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

Due to Affiliate

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliate as of June 30, 2011 and December 31, 2010.

Managed Fund

On January 14, 2011, THL Credit Greenway Fund LLC (“Greenway”) was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed investment fund which provides for no liquidity of redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. The Company’s capital commitment to Greenway is $15,000. As of June 30, 2011, $90,648,607 of capital had been called by Greenway and the Company’s portion of total called capital was $9,065. As of June 30, 2011, the value of the Company’s interest in Greenway was $9,029 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the six months ended June 30, 2011, the Company earned $634,330 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of June 30, 2011, $118,635 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, of the Company’s common stock as of June 30, 2011 compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

Other

A wholly-owned subsidiary of the Company, serves as the administrative agent on certain investment transactions.

4. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the six months ended June 30, 2011	For the six months ended June 30, 2010
Numerator – net increase (decrease) in net assets resulting from operations:	$11,434,506	$818,546
Denominator – basic and diluted weighted average common shares:	20,113,105	19,625,761
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.57	$0.04

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of June 30, 2011, the Company had no borrowings outstanding.

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

Through June 30, 2011, there have been no borrowings or repayments on the Facility.

6. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

	As of
	June 30, 2011	December 31, 2010
Total revolving commitments	$9,561,000	$1,636,000
Less: funded commitments	(1,121,120)	(581,240)

Total unfunded commitments	$8,439,880	$1,054,760

The Company has also agreed to provide $1.9 million of capital in a delayed draw facility, as well as certain additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of June 30, 2011, such requirements and conditions had not been met.

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26

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

On May 5, 2011, our board of directors declared a dividend of $0.25 per share, payable on June 30, 2011 to stockholders of record at the close of business on June 15, 2011. The dividend was paid out of net income earned in the period from April 1, 2011 through June 30, 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,586.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

8. Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. Premiums or discounts based on the size of an entity’s holding are not permitted in the fair value measurement. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update will have on our financial position or results of operations.

9. Financial Highlights

	For the six months ended June 30, 2011 (unaudited)	For the period from April 21, 2010 (commencement of principal operations) through June 30, 2010 (unaudited)
Per Share Data(4):
Net asset value, beginning of period	$13.06	$12.99
Net investment income(3)	0.45	0.04
Net change in unrealized appreciation of investments(3)(4)	0.12	(0.02)

Net increase in net assets resulting from operations	0.57	0.02
Dividends to stockholders	(0.48)	—

Net asset value, end of period	$13.15	$13.01

Per share market value at end of period	$13.00	$11.50
Total return(1)	3.61%	(11.54%)
Shares outstanding at end of period	20,220,198	19,791,888
Ratio/Supplemental Data:
Net assets at end of period	$265,834,617	$257,431,036
Ratio of operating expenses to average net assets (2)	5.41%	3.11%
Ratio of net investment income to average net assets(2)	6.97%	1.80%
Portfolio turnover(5)	4.06%	2.80%

(1)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(2)	Annualized.
(3)	Calculated based on weighted average common shares outstanding.
(4)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(5)	Not annualized.

10. Subsequent Events

On July 1, 2011, the Company closed on a $10,500,000 investment in the senior secured loan of Hart InterCivic, Inc. (“Hart”), headquartered in Austin, TX. Hart is a leading national provider of proven election voting systems, management products and services — total solutions for state-, county- and city- level elections. The Company has also committed to fund a $3,000,000 revolving credit facility to Hart.

On July 28, 2011, our board of directors declared a dividend of $0.26 per share, payable on September 30, 2011 to stockholders of record at the close of business on September 15, 2011.

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

Overview

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle market companies.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to BDC Holdings at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $4.1 million.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

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

We completed the quarter ended June 30, 2011 with approximately $243.5 million (at fair value) invested in twenty-two companies, including THL Credit Greenway LLC (“Greenway”). As of June 30, 2011, the portfolio was invested 47.8% in senior secured debt, 45.6% in subordinated debt, 4.9% in income-producing equity interests, and 1.7% in equity. Our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $18.1 million and $18.8 million, respectively. We had approximately $20.7 million of cash as of June 30, 2011.

We completed the quarter ended June 30, 2010 with approximately $84.8 million (at fair value) invested in seven companies. As of June 30, 2010, the portfolio was invested 25.9% in senior secured debt, 54.6% in subordinated debt, 14.9% in income-producing equity interests, and 4.6% in equity. Our average portfolio company investment at amortized cost and fair value was approximately $12.1 million. Our largest portfolio company investment by amortized cost and fair value was approximately $14.1 million and $14.3 million, respectively. We had approximately $174.8 million of cash and cash equivalents as of June 30, 2010.

During the six months ended June 30, 2011, we made $96.7 million ($98.2 million at par) of investments in ten new portfolio companies and two existing portfolio companies including our investment in Greenway. Our debt investments included first lien, second lien, and subordinated loans. During the six months ended June 30, 2010, we made $91.1 million ($86.7 million at par) of investments in two new portfolio companies and five portfolio companies purchased from THL Credit Opportunities, L.P. in connection with our initial public offering. The debt component of these investments included first lien, second lien and subordinated loans.

During the six months ended June 30, 2011, we received $10,278,889 in proceeds from the paydown and amortization of investments. During the six months ended June 30, 2010, we received $7,218,750 in proceeds from the syndication of a portion of an existing investment to an unaffiliated third party.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their current cost was 15.0% at June 30, 2011. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 14.6% at June 30, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

The weighted average yield of the debt and income-producing equity securities in our portfolio at their cost as of June 30, 2010, was 17.9%. The weighted average yield on our senior secured loans and subordinated debt securities at their cost as of June 30, 2010, was 16.6%.

At June 30, 2011, 33% of our debt investments bore interest based on floating rates, such as LIBOR, and 67% bore interest at fixed rates. In the future, we expect that other loans in our portfolio will have floating rates. The percentage of our total debt investments that bore floating rate interest based on an interest rate floor was 33% at June 30, 2011.

The following is a summary of the composition of our investment portfolio as of June 30, 2011:

Description:	Cost	Fair Value	% of Net Assets
Senior secured debt	$114,489,690	$116,246,653	43.72%
Subordinated debt	109,345,872	111,031,930	41.77%
Investments in funds	12,008,929	12,009,029	4.52%
Equity investments	3,538,151	4,183,338	1.57%

Total investments	$239,382,642	$243,470,950	91.58%

The following is a summary of the industry classification in which the Company invests as of June 30, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$41,863,439	$42,785,464	16.08%
Chemicals	7,944,880	8,059,205	3.03%
Communications	11,612,716	11,743,103	4.42%
Energy / Utilities	22,612,442	22,813,020	8.58%
Financial services	12,008,929	12,009,029	4.52%
Food & beverage	23,229,735	23,229,735	8.74%
Food processing services	12,487,195	12,487,195	4.70%
Healthcare, ambulatory surgery centers	18,112,680	18,810,808	7.08%
Healthcare, dental services	11,658,883	12,032,477	4.53%
Manufacturing	25,154,867	25,655,852	9.65%
Recreation & leisure services	13,007,116	14,166,500	5.33%
Restaurants	15,545,516	15,664,188	5.89%
Retail, grocery & pharmaceuticals	24,144,244	24,014,374	9.03%

Total investments	$239,382,642	$243,470,950	91.58%

The following is a summary of geographical concentration of our investment portfolio as of June 30, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,667,152	$75,426,323	28.36%
Northeast	17,843,683	18,069,029	6.80%
Northwest	12,968,874	12,794,374	4.81%
Southeast	57,562,281	58,633,047	22.06%
Southwest	55,824,928	56,805,074	21.37%
West	21,515,724	21,743,103	8.18%

Total investments	$239,382,642	$243,470,950	91.58%

We do not “control” and we are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act, except that we have an advisory contract with THL Credit Greenway Fund LLC. See “Related Party Transactions—Managed Fund” below. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. The Company’s capital commitment to Greenway is $15,000. As of June 30, 2011, $90,648,607 of capital had been called by Greenway. The Company’s portion of called capital was $9,065. As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. For the six months ended June 30, 2011, the Company earned $634,330 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations.

We have invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2011, we have contributed $12,000,000 of capital in the form of membership interests in LCP which is invested in an underlying SPE referred to as Series 2005-01. Our exposure is limited to the amount of our contributed capital.

Our contributed capital in LCP is maintained in a collateral account held by a custodian and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for a SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. LCP may have other series which will have investments in other SPEs to which we will not be exposed.

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

	June 30, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Grade 1(a)	$204,423,531	83.96%	$127,689,411	83.17%
Grade 2(b)	39,047,419	16.04%	25,839,768	16.83%
Grade 3	—	—	—	—
Grade 4	—	—	—	—

Total	$243,470,950	100.00%	$153,529,179	100.00%

(a)	As of June 30, 2011 and December 31, 2010, Investment Rating “Grade 1” included $64.2 million and $59.9 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2011 and December 31, 2010, Investment Rating “Grade 2” included $24.5 million and $11.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of June 30, 2011, we have no loans on non-accrual.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. Our pipeline remains active, and the number of transactions we have reviewed to date in 2011 is on track to match our 2010 transaction levels.

Results of Operations

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

Investment income for the three and six months ended June 30, 2011 totaled $9,117,035 and $16,175,497, respectively. For the three months ended June 30, 2011, this amount primarily consisted of $8,125,991 of interest income (which included $623,727 of PIK interest and $48,639 of interest earned on cash and cash equivalents), $711,368 of other income and $279,676 of dividend income. For the six months ended June 30, 2011, this amount primarily consisted of $15,005,664 of interest income (which included $1,152,865 of PIK interest and $132,943 of interest earned on cash and cash equivalents), $890,157 of other income and $279,676 of dividend income. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three months and six months ended June 30, 2011.

Investment income totaled $2,440,486 for the three and six months ended June 30, 2010. This amount primarily consisted of $2,364,600 of interest income from portfolio investments (which included $197,098 of PIK interest), and $75,886 of interest earned on cash and cash equivalents. In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three and six months ended June 30, 2010. The increases in investment income were due to the growth in the overall portfolio.

Expenses

Our primary operating expenses include the payment of a base management fee, an incentive fee, expenses reimbursable under the investment management agreement, administrator expenses and the allocable portion of overhead under the administration agreement. The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating expenses totaled $4,146,159 and $7,068,910 for the three and six months ended June 30, 2011, respectively, and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The base management fees for the three and six months ended June 30, 2011 were $998,805 and $1,990,265, respectively, as provided for in the investment management agreement. Incentive fees for the three and six months ended June 30, 2011 were $1,113,150 and $1,614,903, respectively. Of these incentive fees, $736,205 are payable to the Advisor as of June 30, 2011, pursuant to the terms of the investment management agreement. No incentive fees were payable as of June 30, 2010, as the Company had not yet achieved a minimum hurdle rate related to the pre-incentive fee net investment income or realized any capital gains. Incentive fees include $315,909 and $817,662 for the three and six months ended June 30, 2011, respectively, reflecting the potential capital gains incentive fee that would be payable to the Advisor as if all unrealized appreciation were realized during the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether the Company is ultimately able to generate a net realized capital gain. Approximately $350,000 of the potential capital gains fee for the three and six months ended June 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ consolidated financial statements. There was no such potential capital gains incentive fee accrual for the three and six months ended June 30, 2010.

Expenses reimbursed under the administration agreement and investment management agreement were $715,971 and $1,284,036 for the three and six months ended June 30, 2011, respectively. Expenses reimbursed under the administration agreement and investment management agreement were $351,013 for the three and six months ended June 30, 2010.

Operating expenses totaled $1,711,645 and $1,731,645 for the three and six months ended June 30, 2010, and consisted of base management fees, administrator expenses, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The base management fees for the three and six months ended June 30, 2010 were $743,327 as provided for in the investment management agreement. No incentive fees related to pre-incentive fee net investment income or capital gains were payable to the Advisor under the investment management agreement for the three and six months ended June 30, 2010. The increase in expenses is due to the growth in both the portfolio and net investment income, which is in part related to the partial quarter of results for the same period in the prior year due to the timing of THL Credit’s initial public offering in April 2010.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $4,970,876 and $9,106,587, or $0.25 and $0.45 per common share based on a weighted average of 20,220,197 and 20,113,105 common shares outstanding for the three and six months ended June 30, 2011, respectively. Net investment income was $728,841 and $708,841, or $0.04 per common share based on a weighted average of 19,625,761 common shares outstanding for the three and six months ended June 30, 2010, respectively. The increase in net investment income is attributable to an increase in our origination activity and growth in the portfolio.

Net Realized Gains and Losses

We did not recognize any realized gains or losses on our portfolio company investments during the three months and six months ended June 30, 2011 or during the three and six months ended June 30, 2010.

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

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation on investments totaled $1,579,544 and $2,327,919 for the three and six months ended June 30, 2011, respectively. Net change in unrealized appreciation on investments totaling $109,705 reflects the net change in the fair value of our investment portfolio for the three and six months ended June 30, 2010. The increase in the net change in unrealized appreciation on our investments compared to the prior year was driven primarily by improvements in the capital market conditions and in the financial performance of certain portfolio companies.

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $6,550,420 and $11,434,506, or $0.32 and $0.57 per common share based on a weighted average of 20,220,197 and 20,113,105 common shares outstanding for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, net increase in net assets resulting from operations was $838,546 and $818,546, or $0.04 per common share based on a weighted average of 19,625,761 common shares outstanding for each of the periods. This increase in net assets resulting from operations is due to the continued growth in net investment income which is a result of growing our portfolio.

Financial condition, liquidity and capital resources

Our operating activities used cash of $78.3 million for the six months ended June 30, 2011 primarily in connection with the purchase of investments, and our financing activities used cash of $11.2 million, primarily for the payment of distributions to stockholders.

Our operating activities used cash of $21.2 million for the six months ended June 30, 2010, a primarily in connection with the purchase of investments, and our financing activities provided cash of $195.9 million for the same period, primarily from our common stock offering.

Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment objectives. To that end, on June 22, 2011, we filed a shelf registration statement, pursuant to which we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $20.7 million and $110.1 million, respectively.

In accordance with the Investment Company Act of 1940, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of June 30, 2011, we had no borrowings outstanding.

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

Through June 30, 2011, there have been no borrowings or repayments on the Facility.

We have received a “Greenlight” letter that will allow us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company, or SBIC. There can be no assurance that we will be able obtain such license to and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

	As of
	June 30, 2011	December 31, 2010
Total revolving commitments	$9,561,000	$1,636,000
Less: funded commitments	(1,121,120)	(581,240)

Total unfunded commitments	$8,439,880	$1,054,760

The Company has also agreed to provide $1.9 million of capital in a delayed draw facility, as well as certain additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of June 30, 2011, such requirements and conditions had not been met.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our ordinary income for each calendar year and 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year to avoid excise tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. In addition, although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,586.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of June 30, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. See description below under “Related Party Transactions.”

Off-Balance sheet arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04—Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, or ASU 2011-04. ASU 2011-04 clarifies the application of existing fair value measurement and disclosure requirements, changes the application of some requirements for measuring fair value and requires additional disclosure for fair value measurements. The highest and best use valuation premise is only applicable to non-financial assets. Premiums or discounts based on the size of an entity’s holding are not permitted in the fair value measurement. In addition, the disclosure requirements are expanded to include for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement; (2) a description of the valuation processes in place; and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011, for public entities. We are evaluating the impact that our adoption of this update will have on our financial position or results of operations.

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

Due to Affiliate

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliate as of June 30, 2011 and December 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

Managed Fund

On January 14, 2011, Greenway was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed investment fund which provides for no liquidity of redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. The Company’s capital commitment to Greenway is $15,000. As of June 30, 2011, $90,648,607 of capital had been called by Greenway and the Company’s portion of total called capital was $9,065. As of June 30, 2011, the value of the Company’s interest in Greenway was $9,029 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the six months ended June 30, 2011, the Company earned $634,330 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of June 30, 2011, $118,635 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, of the Company’s common stock as of June 30, 2011 compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and equity investments of middle-market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. We utilize an income approach to value our debt investments and a combination of income and market approaches to value our equity investments. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, we determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of June 30, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

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

Federal Income Taxes

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income for each calendar year and 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. We will accrue excise tax on undistributed taxable income as required.

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. There is no provision for federal excise tax accrued at June 30, 2011.

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

On July 1, 2011, we closed on a $10,500,000 investment in the senior secured loan of Hart InterCivic, Inc. (“Hart”), headquartered in Austin, TX. Hart is a leading national provider of proven election voting systems, management products and services — total solutions for state-, county- and city- level elections. We have also committed to fund a $3,000,000 revolving credit facility to Hart.

On July 28, 2011, our board of directors declared a dividend of $0.26 per share, payable on September 30, 2011 to stockholders of record at the close of business on September 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarter ended June 30, 2011, 67%, or fourteen, of the loans in our portfolio bore interest at fixed rates. Seven of the loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2011, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $0.1 million due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarter ended June 30, 2011, we did not engage in hedging activities.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, and in the Company’s registration statement on Form N-2 filed with the Securities and Exchange Commission on June 22, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 304,091 shares of common stock under our dividend reinvestment plan during the six months ended June 30, 2011. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the six months ended June 30, 2011 was approximately $4.0 million.

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

THL CREDIT, INC.

Date: August 1, 2011	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: August 1, 2011	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer