Form 10-Q
period 2011-09-30
THL Credit, Inc.
filed 2011-11-01
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 001-33559

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding at November 1, 2011 was 20,220,199.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly-owned subsidiary unless the context states otherwise.

Item 1.	Consolidated Financial Statements

THL Credit, Inc.

Consolidated Statements of Assets and Liabilities

	September 30, 2011 (unaudited)	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $258,317,875 and $151,768,790, respectively)	$262,120,025	$153,529,179
Non-controlled, affiliated investment (cost of $9,493 and $0, respectively)	9,833	—

Total investments at fair value (cost of $258,327,368 and $151,768,790, respectively)	262,129,858	153,529,179
Cash and cash equivalents	3,597,920	110,140,711
Deferred financing costs	2,064,177	—
Interest receivable	1,142,068	632,368
Receivable for paydown of investment	258,621	—
Due from affiliate	530,542	—
Prepaid expenses and other assets	141,715	86,917
Deferred offering costs	281,095	—

Total assets	$270,145,996	$264,389,175

Liabilities:
Dividends payable	$—	$2,987,416
Accrued incentive fees	2,284,902	—
Base management fees payable	1,008,584	979,316
Accrued expenses	525,683	226,174
Due to affiliate	25,134	14,250
Accrued administrator expenses	99,495	166,250

Total liabilities	3,943,798	4,373,406

Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 20,220,199 and 19,916,107 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	20,220	19,916
Paid-in capital in excess of par	262,358,309	258,310,016
Net unrealized appreciation on investments	3,802,490	1,760,389
Accumulated undistributed net investment income (loss)	21,179	(74,552)

Total net assets	266,202,198	260,015,769

Total liabilities and net assets	$270,145,996	$264,389,175

Net asset value per share	$13.17	$13.06

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$9,614,357	$4,080,836	$24,620,021	$6,521,322
Other income	103,087	—	358,914	—
Dividend income	—	—	279,676	—
From non-controlled, affiliated investment:
Other income	601,396	—	1,235,726	—

Total investment income	10,318,840	4,080,836	26,494,337	6,521,322
Expenses:
Incentive fees	1,406,204	—	3,021,107	—
Base management fees	1,008,584	974,004	2,998,849	1,717,331
Administrator expenses	756,866	624,018	2,040,902	975,031
Credit facility interest and fees	321,681	—	707,237	—
Professional fees	258,978	171,269	788,420	454,603
Amortization of deferred financing costs	213,795	—	470,773	—
Other general and administrative expenses	205,911	128,581	628,582	186,149
Insurance expenses	105,810	191,608	421,118	340,636
Directors’ fees	130,375	127,375	400,125	254,750
Organizational expenses	—	—	—	20,000

Total expenses	4,408,204	2,216,855	11,477,113	3,948,500

Net investment income	5,910,636	1,863,981	15,017,224	2,572,822
Net change in unrealized appreciation (depreciation) on investments	(285,818)	1,052,967	2,042,101	1,162,672

Net increase in net assets resulting from operations	$5,624,818	$2,916,948	$17,059,325	$3,735,494

Net investment income per common share:
Basic and diluted	$0.29	$0.09	$0.75	$0.13
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.28	$0.15	$0.85	$0.19
Weighted average shares of common stock outstanding:
Basic and diluted	20,220,198	19,792,370	20,148,081	19,719,798

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Changes in Net Assets (Net Deficit) (unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Increase in net assets from operations:
Net investment income	$15,017,224	$2,572,822
Net change in unrealized appreciation on investments	2,042,101	1,162,672

Net increase in net assets resulting from operations	17,059,325	3,735,494
Distributions to stockholders	(14,921,493)	(989,594)
Capital share transactions:
Reinvestment of dividends	4,048,597	522,749
Issuance of common stock	—	265,488,445
Less offering costs	—	(8,804,862)

Net increase in net assets from capital share transactions	4,048,597	257,206,332

Total increase in net assets (deficit)	6,186,429	259,952,232
Net assets (deficit) at beginning of period	260,015,769	(71,093)

Net assets at end of period	$266,202,198	$259,881,139

Common shares outstanding at end of period	20,220,199	19,836,264

Capital share activity:
Shares sold	—	19,785,188
Shares issued from reinvestment of dividends	304,092	44,376

Net increase in capital share activity	304,092	19,829,564

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,059,325	$3,735,494
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation (depreciation) on investments	(2,042,101)	(1,162,672)
Purchases of investments	(123,419,376)	(42,443,850)
Proceeds from paydown of investments	19,037,027	7,291,009
Increase in investments due to PIK	(1,794,215)	(513,545)
Amortization of deferred financing costs	470,773	—
Accretion of discounts on investments and other fees	(1,431,903)	(169,841)
Income from investment in member interest	—	(1,409,743)
Distribution from investment in member interest	791,268	612,706
Increase in interest receivable	(509,700)	(275,000)
Increase in receivable for due from affiliate	(530,542)	—
Increase in prepaid expenses and other assets	(54,798)	(51,335)
Increase (decrease) in accrued expenses	206,867	(43,452)
Increase in base management fees payable	29,268	974,004
(Decrease) in accrued administrator expenses	(66,755)	—
Increase in accrued incentive fees	2,284,902	—
Increase (decrease) in due to affiliate	10,884	(213,743)

Net cash used for operating activities	(89,959,076)	(33,669,968)

Cash flows from financing activities
Proceeds from the issuance of common stock	—	203,380,996
Proceeds from borrowings under credit facility	11,000,000	—
Repayment of borrowings under credit facility	(11,000,000)	—
Offering costs paid	—	(8,793,366)
(Increase) decrease in deferred offering costs	(188,453)	369,767
Distributions paid (net of stock issued under dividend reinvestment plan of $4,048,597 and $522,744, respectively)	(13,860,312)	(466,850)
Financing costs paid	(2,534,950)	—

Net cash (used for) provided by financing activities	(16,583,715)	194,490,547

Net (decrease) increase in cash and cash equivalents	(106,542,791)	160,820,579
Cash and cash equivalents, beginning of period	110,140,711	100,500

Cash and cash equivalents, end of period	$3,597,920	$160,921,079

Non-cash Financing Activity:

Issuance of 4,140,496 shares of common stock for the purchase of investments valued at $62,107,449 during the nine months ended September 30, 2010.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited)

September 30, 2011

			Principal (2)
Portfolio company/Type of Investment (1)	Industry	Initial Acquisition Date	No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 98.47% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0%, due 3/7/16	Aerospace &	9/7/11	$4,000,000	$3,808,743	$3,808,743
Class A Warrants	defense		511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(16)				—	—

				3,921,342	3,921,342
Anytime Worldwide, LLC
Senior Secured Note, 16.0%, due 12/11/14	Recreation &	4/20/10	$12,900,000	12,468,481	13,158,000
Class A Units(3)	leisure services		157,257.10	564,140	1,008,500
Warrant for Class B				—	—

				13,032,621	14,166,500

C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,241,426	12,709,290	12,709,290
Warrant for Class B			156,552	349,000	87,250

				13,058,290	12,796,540

Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$11,333,333	11,182,796	11,220,000

				11,182,796	11,220,000

Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700, due 5/24/16(8)	Restaurants	5/24/11	$7,508,333	7,437,442	7,437,442
Senior Secured Revolving Loan, LIBOR + 700, expiration date 5/24/16(8)(16) (18)			—	(8,592)	—
Senior Secured Term Loan, LIBOR + 700, expiration date 5/24/16(8) (16) (18)			—	(11,456)	—

				7,417,394	7,437,442

Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$14,099,905	13,864,814	13,864,814

				13,864,814	13,864,814

CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900, due 6/16/15(8)	Manufacturing	6/16/11	$11,533,333	11,316,632	11,316,632

				11,316,632	11,316,632

Firebirds International LLC
Senior Secured Term Loan, LIBOR + 900, due 5/17/16(8)	Restaurants	5/17/11	$8,200,000	8,045,477	8,045,477
Senior Secured Revolving Loan, LIBOR + 900, expiration date 5/17/16(8) (17) (18)			—	(92,501)	—
Common stock (9)			1,906	190,600	190,600

				8,143,576	8,236,077

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2011

			Principal (2)
Portfolio company/Type of Investment (1)	Industry	Initial Acquisition Date	No. of Shares / No. of Units	Cost	Fair Value

Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food &	4/20/10	$12,490,566	12,030,754	12,030,754
Class A Units(5)	beverage		162.44	163,268	163,268
Class B Units(5)			406.09	408,161	408,161

				12,602,183	12,602,183

Hart InterCivic, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(8)	Election	7/1/11	$10,500,000	10,298,149	10,298,149
Senior Secured Revolving Loan, LIBOR + 900, expiration date 7/1/16(8) (16) (18)	services		—	(56,979)	—

				10,241,170	10,298,149

HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(19)	Business services	6/4/10	$13,624,174	13,284,370	13,624,174

				13,284,370	13,624,174

Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775, due 9/28/12(8)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885

JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare,	4/20/10	$10,842,755	10,394,366	10,734,328
Member interest(5)(9)	dental services		1,393	1,393,309	1,393,309

				11,787,675	12,127,637

LCP Capital Fund, LLC
Member interest(5)(7)(10) (20)	Financial services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000

MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Business services	9/30/10	$6,000,000	5,840,200	6,060,000

				5,840,200	6,060,000

OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	10/7/10	$14,322,150	13,957,153	14,322,150
Warrant for Common				—	120,000

				13,957,153	14,442,150

Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,168,252	12,931,790	13,168,252

				12,931,790	13,168,252

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2011

			Principal (2)
Portfolio company/Type of Investment (1)	Industry	Initial Acquisition Date	No. of Shares / No. of Units	Cost	Fair Value

Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications	12/3/10	$11,724,138	11,384,212	11,606,897

				11,384,212	11,606,897

Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory	4/20/10	$18,222,567	17,791,349	18,222,566
Member interest(5)(6)	surgery centers		469,673	469,673	725,000

				18,261,022	18,947,566

T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy /	10/14/10	$9,899,859	9,748,527	9,899,859
Senior Secured Revolving Loan, 9% cash, expiration date 1/29/15 (13) (15)	Utilities		$793,752	793,752	793,752

				10,542,279	10,693,611

Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy /	6/22/11	$12,000,000	11,770,039	11,880,000
Senior Secured Revolving Loan, LIBOR + 1000, expiration date 6/22/16(8) (16) (18)	Utilities		—	(37,789)	—

				11,732,250	11,880,000

The Studer Group, LLC
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,700,000	12,446,174	12,446,174

				12,446,174	12,446,174

Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800, due 7/23/17(8)	Business services	3/31/11	$10,000,000	9,906,047	9,800,000

				9,906,047	9,800,000

Non-controlled/ non-affiliated investments – 98.47% of net asset value				$258,317,875	$262,120,025

Non-controlled/ affiliated investment – 0.00% of net asset value

THL Credit Greenway Fund LLC
Member interest (5)	Financial services	1/27/11		$9,493	$9,833

				9,493	9,833

Total investments – 98.47% of net asset value				$258,327,368	$262,129,858

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
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
(20)

The Company’s investment in LCP Capital Fund, LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 59.05% of net asset value
Anytime Worldwide, LLC
Senior Secured Note, 16.0%, due 12/11/14	Recreation &	$12,900,000	$12,396,146	$12,737,500
Class A Units(3)	leisure services	157,257.10	564,140	1,008,500
Warrant for Class B			—	—

			12,960,286	13,746,000

C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	$13,042,611	12,446,852	12,446,852
Warrant for Class B			349,000	349,000

			12,795,852	12,795,852

Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	$13,835,938	13,573,749	13,573,749

			13,573,749	13,573,749

Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 8/10/15(4) (14)	Food &	$12,215,105	11,694,590	11,694,590
Class A Units(5)	beverage	162.44	163,268	163,268
Class B Units(5)		406.09	408,161	408,161

			12,266,019	12,266,019

HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Business services	$13,624,174	13,244,559	13,244,559

			13,244,559	13,244,559

Intelligrated, Inc.
Senior Secured Second Lien Term Loan, LIBOR + 950, due 6/21/17(8)	Industrial	$8,738,889	8,427,015	9,001,056

			8,427,015	9,001,056

JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare,	$10,559,989	10,019,125	10,019,125
Member interest(5)(9)	dental services	1,393.00	1,393,309	1,393,309

			11,412,434	11,412,434

LCP Capital Fund, LLC
Member interest(5)(7)(10)	Financial services	$12,000,000	12,790,984	12,790,984

			12,790,984	12,790,984

MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11) (12)	Business services	$6,000,000	5,824,400	5,824,400

			5,824,400	5,824,400

OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(15)	Manufacturing	$12,070,833	11,722,606	11,722,606
Warrant for Common			—	—

			11,722,606	11,722,606

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc.

Consolidated Schedule of Investments – (Continued)

December 31, 2010

Portfolio company/Type of Investment (1)	Industry	Principal (2) No. of Shares / No. of Units Principal (2)	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications	$12,500,000	12,069,559	12,069,559

			12,069,559	12,069,559

Surgery Center Holdings, Inc.
Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15	Healthcare,	$13,355,761	13,018,174	13,018,174
Preferred Stock, 19.0% dividend rate	ambulatory	913.04	895,545	1,103,000
Member interest(5)(6)	surgery centers	389,821	389,821	583,000

			14,303,540	14,704,174

T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13) (16)	Energy /	$9,975,297	9,796,547	9,796,547
Senior Secured Revolving Loan, 9% cash, expiration date 1/29/15 (13) (16)	Utilities	$581,240	581,240	581,240

			10,377,787	10,377,787

Total investments – 59.05% of net asset value			$151,768,790	$153,529,179

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 2.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
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

September 30, 2011

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

The Company established a wholly-owned subsidiary, THL Credit Holdings, Inc. (“Credit Holdings”, or the “subsidiary”), which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Credit Holdings is not consolidated for income tax purposes and may generate income tax expense as a result of its ownership of portfolio companies. There is no income tax expense for the three and nine months ended September 30, 2011. The Company established a wholly-owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

2. Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2011. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Repurchase Agreements

The Company may enter into repurchase agreements as part of its cash management activities. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. The Company had no repurchase agreements outstanding as of September 30, 2011.

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

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity and enterprise values, among other factors.

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment, if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for Investment Companies as of the reporting entity’s measurement date.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended September 30, 2011.

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

Lower-quality debt securities involve greater risk of default or price changes due to changes in the credit quality of the issuer. The value of lower-quality debt securities often fluctuates in response to company, political, or economic developments and can decline significantly over short periods of time or during periods of general or regional economic difficulty. Lower-quality debt securities can be thinly traded or have restrictions on resale, making them difficult to sell at an acceptable price. The default rate for lower-quality debt securities is likely to be higher during economic recessions or periods of high interest rates.

The following is a summary of the industry classification in which the Company invests as of September 30, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,921,342	$3,921,342	1.47%
Business services	41,962,407	42,652,426	16.02%
Communications	11,384,212	11,606,897	4.36%
Election services	10,241,170	10,298,149	3.87%
Energy / Utilities	22,274,529	22,573,611	8.48%
Financial services	12,009,493	12,009,833	4.51%
Food & beverage	35,930,882	35,930,882	13.49%
Healthcare, ambulatory surgery centers	18,261,022	18,947,566	7.12%
Healthcare, consulting	12,446,174	12,446,174	4.68%
Healthcare, dental services	11,787,675	12,127,637	4.56%
Manufacturing	25,273,785	25,758,782	9.68%
Recreation & leisure services	13,032,621	14,166,500	5.32%
Restaurants	15,560,970	15,673,519	5.89%
Retail & grocery	24,241,086	24,016,540	9.02%

Total investments	$258,327,368	$262,129,858	98.47%

The following is a summary of geographical concentration of our investment portfolio as of September 30, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,894,112	$75,604,257	28.40%
Northeast	17,849,694	18,069,833	6.79%
Northwest	13,058,290	12,796,540	4.81%
Southeast	65,916,575	66,846,953	25.11%
Southwest	66,318,438	67,405,378	25.32%
West	21,290,259	21,406,897	8.04%

Total investments	$258,327,368	$262,129,858	98.47%

The following is a summary of the industry classification in which the Company invests as of December 31, 2010:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	25,839,768	25,839,768	9.94%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail & grocery	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2010:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.07%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2011 (3):

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$97,708,836	$—	—	$97,708,836
Second lien debt	48,966,324	—	—	48,966,324
Subordinated debt	99,236,179	—	—	99,236,179
Investments in funds	12,009,833	—	—	12,009,833
Equity investments	4,208,686	—	—	4,208,686

Total investments	$262,129,858	$—	$—	$262,129,858

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2010 (3):

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$66,576,890	$—	—	$66,576,890
First lien debt	44,185,902	—	—	44,185,902
Second lien debt	24,967,165	—	—	24,967,165
Investments in funds	12,790,984	—	—	12,790,984
Equity investments	5,008,238	—	—	5,008,238
Cash equivalents	3,727,672	3,727,672	—	—

Total investments and cash equivalents	$157,256,851	$3,727,672	$—	$153,529,179

The following table rolls forward the changes in fair value during the nine months ended September 30, 2011 and 2010 for investments classified within Level 3 (3):

Period ended September 30, 2011

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$44,185,902	$24,967,165	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases(2)	62,493,298	30,883,333	29,649,917	9,777	383,051	123,419,376
Sales and repayments(2)	(10,005,358)	(8,059,205)	(335,540)	(791,268)	(895,545)	(20,086,916)
Unrealized appreciation (depreciation)(1)	465,420	635,958	1,227,441	340	(287,058)	2,042,101
Net amortization of premiums, discounts and fees	563,574	228,551	639,778	—	—	1,431,903
PIK	6,000	310,522	1,477,693	—	—	1,794,215

Ending balance, September 30, 2011	$97,708,836	$48,966,324	$99,236,179	$12,009,833	$4,208,686	$262,129,858

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$1,039,460	$635,958	$1,227,441	$340	$(79,603)	$2,823,596

Period ended September 30, 2010

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2010	$—	$—	$—	$—	$—	$—
Purchases(2)	29,179,611	12,125,000	53,252,444	12,000,000	3,814,244	110,371,299
Sales and repayments(2)	(7,291,009)	—	—	—	—	(7,291,009)
Unrealized appreciation(1)	726,167	—	—	—	436,505	1,162,672
Net amortization of premiums, discounts and fees	47,731	14,124	107,986	—	—	169,841
PIK and non-cash earnings	—	124,174	389,371	797,037	—	1,310,582

Ending balance, September 30, 2010	$22,662,500	$12,263,298	$53,749,801	$12,797,037	$4,250,749	$105,723,385

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$726,167	$—	$—	$—	$436,505	$1,162,672

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statements of Operations.
(2)	Net purchases (sales) include proceeds from principal paydowns and capital drawdowns
(3)

For the quarter ended September 30, 2011, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balances as of January 1, 2011 and 2010 have been adjusted to conform with the revised classifications.

The Company has invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. The Company’s exposure is limited to the amount of its contributed capital.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for a SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the Company’s Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which the Company will not be exposed.

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

The Company recorded $1,794,215 and $513,545 in PIK income for the nine months ended September 30, 2011 and 2010, respectively.

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment penalties, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the nine months ended September 30, 2011 and 2010.

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

For the nine months ended September 30, 2011 and 2010, the Company incurred base management fees payable to the Advisor of $2,998,849 and $1,717,331, respectively, of which $1,008,584 and $979,316 was payable at September 30, 2011 and December 31, 2010, respectively.

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

For the nine months ended September 30, 2011 and 2010, the Company incurred $2,260,609 and $0, respectively, of incentive fees related to ordinary income. As of September 30, 2011, $1,365,222 of such incentive fees are currently payable to the Advisor as certain fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement (as described above) for the nine months ended September 30, 2011 and 2010 was $0. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued a capital gains incentive fee of $760,498 and $0 as of September 30, 2011 and 2010, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the Investment Management Agreement), plus unrealized capital appreciation on investments held at the end of the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the nine months ended September 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the nine months ended September 30, 2011 and 2010, the Company incurred administrator expenses payable to the Advisor of $2,040,902 and $975,031, respectively, of which $99,495 and $166,250 was payable at September 30, 2011 and December 31, 2010, respectively.

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

Due to Affiliate

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliate as of September 30, 2011 and December 31, 2010.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of September 30, 2011, $97,775,186 of capital had been called by Greenway and the Company’s portion of total called capital was $9,778. As of September 30, 2011, the value of the Company’s interest in Greenway was $9,833 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the nine months ended September 30, 2011, the Company earned $1,235,726 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of September 30, 2011, $504,163 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,951,220 shares, respectively, or 0.03% and 44.27%, respectively, of the Company’s common stock as of September 30, 2011 compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

Other

A wholly-owned subsidiary of the Company, serves as the administrative agent on certain investment transactions.

4. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the nine months ended September 30, 2011	For the nine months ended September 30, 2010
Numerator – net increase (decrease) in net assets resulting from operations:	$17,059,325	$3,735,494
Denominator – basic and diluted weighted average common shares:	20,148,081	19,719,798
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.85	$0.19

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

5. Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of September 30, 2011, the Company had no borrowings outstanding.

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

Through September 30, 2011, there have been $11,000,000 of borrowings and $11,000,000 of repayments under the Facility.

6. Commitment and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments:

	As of
	September 30, 2011	December 31, 2010
Total commitments	$12,561,000	$1,636,000
Less: funded commitments	(793,752)	(581,240)

Total unfunded commitments	$11,767,248	$1,054,760

The Company has also agreed to provide $7.9 million of capital in a delayed draw and capital expenditure facilities, as well as certain additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of September 30, 2011, such requirements and conditions had not been met.

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28

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

On October 27, 2011, our board of directors declared a dividend of $0.28 per share, payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011. The dividend will be paid out of net income earned in the period from July 1, 2011 through September 30, 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,597.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

9. Financial Highlights

	For the nine months ended September 30, 2011 (unaudited)	For the period from April 21, 2010 (commencement of principal operations) through September 30, 2010 (unaudited)
Per Share Data(4):
Net asset value, beginning of period	$13.06	$12.99
Net investment income(3)	0.75	0.13
Net change in unrealized appreciation of investments(3)(4)	0.10	0.03

Net increase in net assets resulting from operations	0.85	0.16
Dividends to stockholders	(0.74)	(0.05)

Net asset value, end of period	$13.17	$13.10

Per share market value at end of period	$10.92	$11.78
Total return(1)(5)	(10.94%)	(9.00%)
Shares outstanding at end of period	20,220,199	19,836,264
Ratio/Supplemental Data:
Net assets at end of period	$266,202,198	$259,881,139
Ratio of operating expenses to average net assets (2)	5.80%	3.32%
Ratio of net investment income to average net assets(2)	7.59%	2.36%
Portfolio turnover(5)	7.30%	2.81%

(1)

Total return is based on the change in market price per share during the period. For the period from April 21, 2010 (commencement of principal operations) through September 30, 2010, total return is calculated assuming an investment at the initial public offering price of $13.00 per share. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(2)	Annualized.
(3)	Calculated based on weighted average common shares outstanding.
(4)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(5)	Not annualized.

10. Subsequent Events

On October 27, 2011, our board of directors declared a dividend of $0.28 per share, payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011.

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

Portfolio Composition and Investment Activity

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, we entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and BDC Holdings, to effectuate the sale by THL Credit Opportunities, L.P. to us of certain securities valued at $62.1 million, as determined by our board of directors, and on the same day, issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities. Subsequently, we filed an election to be regulated as a BDC.

Portfolio Composition

We completed the quarter ended September 30, 2011 with approximately $262.1 million (at fair value) invested in twenty-four companies, including THL Credit Greenway Fund LLC (“Greenway”). As of September 30, 2011, the portfolio was invested 37.2% in first lien debt, 18.7% in second lien debt, 37.9% in subordinated debt, 4.6% in income-producing investments in funds, and 1.6% in equity. Our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.7 million and $11.9 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $18.3 million and $18.9 million, respectively.

At September 30, 2011, 32.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 67.5% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in funds in our portfolio at their current cost was 14.2% at September 30, 2011. The weighted average yield on our senior secured loans and subordinated debt securities at their current cost was 13.9% at September 30, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

We completed the year ended December 31, 2010 with approximately $153.5 million (at fair value) invested in thirteen companies. As of December 31, 2010, the portfolio was invested 28.7% in first lien debt, 16.3% in second lien debt, 43.4% in subordinated debt, 8.3% in income-producing investments in funds, and 3.3% in equity. Our average portfolio company investment at amortized cost and fair value was approximately $11.7 million and $11.8 million, respectively. Our largest portfolio company investment by amortized cost and fair value was approximately $14.3 million and $14.7 million, respectively.

At December 31, 2010, 15.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 84.5% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in funds in our portfolio at their cost as of December 31, 2010, was 16.6%. The weighted average yield on our senior secured loans and subordinated debt securities at their cost as of December 31, 2010 was 15.8%.

Investment Activity

During the nine months ended September 30, 2011, we made $123.4 million ($125.4 million at par) of investments in thirteen new portfolio companies and two existing portfolio companies, including our investment in Greenway. Our debt investments included $62.8 million of first lien, $30.9 million of second lien, and $29.7 million of subordinated loans and had a weighted average yield of 12.5%. During the three months ended September 30, 2011, we made $26.6 million ($27.2 million at par) of debt and equity investments in three new portfolio companies and extended $9.0 million of commitments under a revolver and delayed draw loans in two of these new companies. Our debt investments included $14.2 million of first lien and $12.4 million of subordinated loans, which had a weighted average yield of 12.6%.

During the nine months ended September 30, 2010, we made $110.3 million ($110.4 million at par) of investments in four new portfolio companies and five portfolio companies purchased from THL Credit Opportunities, L.P. in connection with our initial public offering in April 2010. The debt component of these investments included $29.1 million of first lien, $12.1 million of second lien, and $53.3 million of subordinated loans and had a weighted average yield of 16.5%. During the three months ended September 30, 2010, we made $19.3 million ($19.8 million at par) of subordinated debt investments, which had a weighted average yield of 15.0%.

During the three and nine months ended September 30, 2011, we received $8.8 million and $19.0 million, respectively, in proceeds principally from prepayments of our investments in Intelligrated, Inc., in February 2011, and SiVance, LLC, in September 2011, and the paydown and amortization of certain other investments.

During the three and nine months ended September 30, 2010, we received $0 and $7.3 million, respectively, in proceeds from the syndication of a portion of an existing investment to an unaffiliated third party and amortization of investments.

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

Investments in Funds

We do not “control” and we are not an “affiliate” of any of our portfolio companies, each as defined in the 1940 Act, except that we have an advisory contract with Greenway. See “Related Party Transactions - Managed Fund” below. In general, under the 1940 Act, we would be presumed to “control” a portfolio company if we owned 25% or more of its voting securities and would be an “affiliate” of a portfolio company if we owned 5% or more of its voting securities.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of September 30, 2011, $97.8 million of capital had been called by Greenway. The Company’s portion of called capital was $9,778. As of September 30, 2011, the value of the Company’s interest in Greenway was $9,833 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the nine months ended September 30, 2011, the Company earned $1.2 million in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of September 30, 2011, $0.5 million of fees related to Greenway were included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

We have invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2011, we have contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. Our exposure is limited to the amount of our contributed capital.

Our contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with us nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for a SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed.

Asset Quality

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

	September 30, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Grade 1(a)	$222.9	85.02%	$127.7	83.17%
Grade 2(b)	39.2	14.98%	25.8	16.83%
Grade 3	—	—	—	—
Grade 4	—	—	—	—

Total	$262.1	100.00%	$153.5	100.00%

(a)	As of September 30, 2011 and December 31, 2010, Investment Rating “Grade 1” included $68.3 million and $59.9 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2011 and December 31, 2010, Investment Rating “Grade 2” included $24.7 million and $11.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of September 30, 2011, we have no loans on non-accrual.

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

Comparison of the Three and Nine Month Periods Ended September 30, 2011 and 2010

Revenues and Operating Income

We generate revenues primarily in the form of interest on the debt we hold. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of fees from the management of Greenway, prepayment fees, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Investment income for the three and nine months ended September 30, 2011 totaled $10.3 million and $26.5 million, respectively, and was primarily attributable to $9.0 million and $23.0 million of interest income on debt securities and cash equivalents (including $0.6 million and $1.8 million of PIK interest, respectively ), $0.6 million and $1.6 million of interest income on income-producing equity securities, $0.6 million and $1.2 million of fees related to Greenway and $0.1 million and $0.7 million of other income and dividend income, respectively.

Investment income for the three and nine months ended September 30, 2010 totaled $4.1 million and $6.5 million, respectively, and was primarily attributable to $3.3 million and $5.1 million of interest income on debt securities and cash equivalents (including $0.3 million and $0.5 million of PIK interest, respectively), and $0.8 million and $1.4 million of interest income on income-producing equity securities, respectively.

The increases in investment income were due to the growth in the overall investment portfolio in 2011 and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three months and nine months ended September 30, 2011 or for the same periods in prior years.

Expenses

Our primary operating expenses include the payment of a base management fee, an incentive fee, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration agreement (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating expenses totaled $4.4 million and $11.5 million for the three and nine months ended September 30, 2011, respectively, and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fees for the three and nine months ended September 30, 2011 were $1.0 million and $3.0 million, respectively, as provided for in the investment management agreement. Incentive fees for the three and nine months ended September 30, 2011 were $1.4 million and $3.0 million, respectively. Of these incentive fees, $1.4 million are payable to the Advisor as of September 30, 2011, pursuant to the terms of the investment management agreement. Incentive fees include ($0.1) million and $0.8 million for the three and nine months ended September 30, 2011, respectively, reflecting the potential capital gains incentive fee that would be payable to the Advisor as if all unrealized appreciation were realized during the quarter. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether the Company is ultimately able to generate a net realized capital gain. Approximately $0 and $0.4 million of the potential capital gains fee for the three and nine months ended September 30, 2011, respectively, was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ consolidated financial statements. There was no such potential capital gains incentive fee accrual for the three and nine months ended September 30, 2010. The base management fees for the three and nine months ended September 30, 2010 were $1.0 million and $1.7 million, respectively, as provided for in the investment management agreement. No incentive fees were payable as of September 30, 2010, as the Company had not yet achieved a minimum hurdle rate related to the pre-incentive fee net investment income or realized any capital gains. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income and in part related to the partial quarter of results for the same period in the prior year due to the timing of THL Credit’s initial public offering in April 2010.

Administrator expenses and expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense (“other expenses”) for the three and nine months ended September 30, 2011 totaled $2.0 million and $5.5 million, respectively. Administrator expenses for the same respective periods were $0.8 million and $2.0 million, and other expenses totaled $1.2 million and $3.5 million, respectively. This compares to administrator expenses for the three and nine months ended September 30, 2010 of $0.6 million and $1.0 million, respectively and other expenses of $0.6 million and $1.2 million for the same periods, respectively. The increase is due to growth in the portfolio, which is in part related to the partial period of results for the same periods in the prior year due to the timing of THL Credit’s initial public offering in April 2010.

For the period three and nine months ended September 30, 2011, fees and expenses related to our credit facility which was closed in March 31, 2011, were $0.3 million and $0.7 million, respectively. There were no borrowings during the period three and nine months ended September 30, 2010.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines. We expect operating expenses, excluding base management and incentive fees, and costs related to our credit facility, to continue to generally range between $1.4 million to $1.5 million per quarter.

Net Investment Income

Net investment income was $5.9 million and $15.0 million, or $0.29 and $0.75 per common share based on a weighted average of 20,220,198 and 20,148,081 common shares outstanding for the three and nine months ended September 30, 2011, respectively. Net investment income was $1.9 million and $2.6 million, or $0.09 and $0.13 per common share based on a weighted average of 19,791,370 and 19,719,798 common shares outstanding for the three and nine months ended September 30, 2010, respectively. The increase in net investment income is attributable to an increase in our origination activity and growth in the portfolio.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized, but considering unamortized upfront loan origination fees and prepayment penalties.

We did not recognize any realized gains or losses on our portfolio company investments during the three months and nine months ended September 30, 2011 or September 30, 2010.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation (depreciation) on investments totaled ($0.3) million and $2.0 million for the three and nine months ended September 30, 2011, respectively. Net change in unrealized appreciation on investments totaled $1.1 million and $1.2 million, respectively, for the three and nine months ended September 30, 2010. The change in the net change in unrealized appreciation on our investments compared to the prior year was driven primarily by changes in the capital market conditions and in the financial performance of certain portfolio companies.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $5.6 million and $17.1 million, or $0.28 and $0.85 per common share based on a weighted average of 20,220,198 and 20,148,081 common shares outstanding for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, net increase in net assets resulting from operations was $2.9 million and $3.7 million, or $0.15 and $0.19 per common share based on a weighted average of 19,792,370 and 19,719,798 common shares outstanding for each of the periods. This increase in net assets resulting from operations is due to the continued growth in net investment income which is a result of growing our portfolio.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financial Activities

Our operating activities used cash of $90.0 million for the nine months ended September 30, 2011 primarily in connection with the purchase of investments, and our financing activities used cash of $16.6 million, primarily for the payment of quarterly dividend distributions to stockholders.

Our operating activities used cash of $33.7 million for the nine months ended September 30, 2010, primarily in connection with the purchase of investments, and our financing activities provided cash of $194.5 million for the same period, primarily from our common stock offering.

Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment objectives. To that end, we have an effective shelf registration statement, pursuant to which we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. However, there can be no assurance that these capital resources will be available given the credit constraints of the banking and capital markets.

As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $3.6 million and $110.1 million, respectively.

Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of September 30, 2011, we had no borrowings outstanding.

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

Through September 30, 2011, there have been $11.0 million of borrowings and $11.0 million of repayments under the Facility.

Other

We have received a “Greenlight” letter that will allow us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company, or SBIC. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance that we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments (in millions):

	As of
	September 30, 2011	December 31, 2010
Total commitments	$12.6	$1.6
Less: funded commitments	(0.8)	(0.6)

Total unfunded commitments	$11.8	$1.0

The Company has also agreed to provide $7.9 million of capital in a delayed draw and capital expenditure facilities, as well as certain additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of September 30, 2011, such requirements and conditions had not been met.

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

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4.0 million.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our distributions year-to-date as of September 30, 2011, approximately 100% would be from ordinary income for tax purposes. However, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2011 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated.

We have also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to us. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for our operation, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Advisor for our allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided to us by the Advisor. Such costs are reflected as Administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

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

Due to Affiliate

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliate as of September 30, 2011 and December 31, 2010. These amounts have been subsequently repaid to the Advisor and its affiliate.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of September 30, 2011, $97.8 million of capital had been called by Greenway and the Company’s portion of total called capital was $9,778. As of September 30, 2011, the value of the Company’s interest in Greenway was $9,833 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the nine months ended September 30, 2011, the Company earned $1.2 million in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of September 30, 2011, $0.5 million of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,951,220 shares, respectively, or 0.03% and 44.27%, respectively, of the Company’s common stock as of September 30, 2011 compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

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

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity and enterprise values, among other factors.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of September 30, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

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

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. There is no provision for federal excise tax accrued at September 30, 2011.

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

Recent developments

On October 27, 2011, our board of directors declared a dividend of $0.28 per share, payable on December 30, 2011 to stockholders of record at the close of business on December 15, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the quarter ended September 30, 2011, 65%, or fifteen, of the loans in our portfolio bore interest at fixed rates. Eight of the loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2011, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $0.1 million due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarter ended September 30, 2011, we did not engage in hedging activities.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2011, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the Securities and Exchange Commission on May 9, 2011, in the Company’s registration statement on Form N-2 filed with the Securities and Exchange Commission on June 22, 2011 and as amended on August 25, 2011 and October 18, 2011 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities and Exchange Commission on August 1, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 304,092 shares of common stock under our dividend reinvestment plan during the nine months ended September 30, 2011. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the nine months ended September 30, 2011 was approximately $4.0 million.

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

THL CREDIT, INC.

Date: November 1, 2011	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: November 1, 2011	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer