Form 10-K
period 2011-12-31
THL Credit, Inc.
filed 2012-03-08
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant on June 30, 2011 based on the closing price on that date of $13.00 on the NASDAQ Global Select Market was $263 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

Portions of the Registrant’s definitive Proxy Statement relating to its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

As of March 8, 2012, there were 20,220,200 shares of the Registrant’s common stock outstanding.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “THL Credit” refer to THL Credit, Inc. and its consolidated subsidiaries; “THL Credit Advisors,” the “Advisor” or the “Administrator” refers to THL Credit Advisors LLC; “Greenway” refers to THL Credit Greenway Fund LLC; “THL Credit Opportunities” refers to THL Credit Opportunities, L.P.; “BDC Holdings” refers to THL Credit Partners BDC Holdings, L.P.; and “THL Credit Group” refers to THL Credit Group, L.P. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

THL Credit, Inc.

We are an externally-managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. On April 21, 2010, we completed our initial public offering, formally commencing principal operations. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. In 2009, the Company was treated for tax purposes as a corporation. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We invest primarily in junior capital securities, including subordinated, or mezzanine, debt and second lien secured debt, which junior capital may include an associated equity component such as warrants, preferred stock or other similar securities. We may also invest in first lien senior secured loans. In certain instances we will also make direct equity investments. We define middle market companies to mean both public and privately-held companies with annual revenues of between $25 million and $500 million. We expect to generate returns through a combination of contractual interest payments on debt investments, equity appreciation (through options, warrants, conversion rights or direct equity investments) and origination and similar fees. We can offer no assurances that we will achieve our investment objective.

We believe there are significant opportunities to finance middle market companies that require capital for growth and acquisitions. We also believe that, as a result of the recent credit crisis, a significant investment opportunity exists to invest in middle market companies requiring junior capital to recapitalize their balance sheets. Additionally, we generally do not intend to invest in start-up companies, operationally distressed situations or companies with speculative business plans. Furthermore, we may invest throughout an entity’s capital structure, which may include senior secured loans, common and preferred equity, options and warrants, high-yield bonds and other structured securities. In addition, we may from time to time invest up to 30% of our assets opportunistically in other types of investments, including the securities of larger public companies and foreign securities. We anticipate that, over time, our investment portfolio will consist primarily of investments in junior capital.

It is also our belief that a combination of sponsored and unsponsored investments is important to having the most attractive opportunities across investment cycles, and to that end our nationwide origination efforts target both private equity sponsors and referral sources of unsponsored companies.

Unsponsored companies are either privately-held companies typically owned and controlled by entrepreneurs rather than private equity firms or microcap public companies, or those public companies with market capitalization of less than $300 million. We believe that unsponsored middle market companies represent a large, attractive and less competitive investment opportunity for two primary reasons: (1) the number of unsponsored companies far exceeds the number of sponsored companies; and (2) most investors focus primarily on sponsored companies. We also believe that investments in unsponsored companies will provide for the most attractive economics, alignment of interests with management and the greatest control for us as an investor because unsponsored companies generally have less access to capital providers.

With respect to sponsored transactions, which we define as those companies controlled by private equity firms, or sponsors, we expect the demand for leveraged buyouts to grow as mergers and acquisition activity increases, although with reduced senior lending from banks and what may be reduced participation from collateralized loan obligation vehicles. We believe junior capital providers will see increasing opportunities to fill the financing gap. We expect significant demand from sponsors who need to recapitalize the balance sheets of certain of their portfolio companies or, in certain situations, acquire portfolio companies.

We are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facility, along with proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives.

Organizational overview

THL Credit Advisors LLC

Our investment activities are managed by our investment adviser, THL Credit Advisors. THL Credit Advisors is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act. THL Credit Advisors is led by James K. Hunt, W. Hunter Stropp and Sam W. Tillinghast, who, along with Terrence W. Olson, Stephanie Paré Sullivan, Christopher J. Flynn and Kunal M. Soni, constitute its principals (collectively “THL Credit Principals”). The THL Credit Principals and other investment professionals make up our investment team. THL Credit Advisors is owned and controlled by certain of the THL Credit Principals and a partnership consisting of certain of the partners of THL Partners.

Before joining THL Credit Group, an affiliate of THL Credit Advisors, in 2007, Messrs. Hunt, Tillinghast and Stropp, who collectively have investment experience of 25 years on average and 16 years at a minimum, were responsible for over $40 billion in investments over the period from 1990 to 2006. Messrs. Hunt and Tillinghast separately had ultimate investment authority for SunAmerica Corporate Finance and the Private Placement Group of AIG, respectively, where these investments were made. The responsibilities of these individuals included sourcing, identifying, evaluating, structuring, managing and monitoring mezzanine debt, leveraged loans, private placements and private equity investments. Over the past five years, these individuals have held ultimate responsibility for approximately $460 million in investments. The THL Credit Principals have worked together extensively in the past and have invested through multiple business and credit cycles, investing across the entire capital structure. We believe the THL Credit Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management.

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

Founded in 1974, THL Partners is one of the oldest and largest private equity investment firms in the United States. Since its establishment, THL Partners has raised approximately $22 billion of equity capital and together with its affiliates, completed acquisitions of more than 100 businesses, with an aggregate purchase price in excess of $150 billion, and over 200 add-on transactions. THL Partners focuses its high value-added strategy on growth businesses and seeks to partner with the best managers in an industry to build great companies. We benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the contacts and industry knowledge of THL Partners’ investment team to enhance its transaction sourcing capabilities and consults with the THL Partners team on specific industry issues, trends and other matters to complement our investment process. A partnership consisting of certain partners of THL Partners holds a 50% economic interest in THL Credit Advisors, subject to certain preferred payment obligations if such partnership makes additional capital contributions in excess of its original investment in THL Credit Advisors.

THL Credit SBIC, LP

On April 8, 2011, the Company received a “Greenlight” letter allowing it to file an application to license a small business investment company, or SBIC, with the Investment Division of the Small Business Administration, or the SBA. The application was submitted and formally accepted on September 21, 2011. As of

December 31, 2011, the SBIC LP had not received its license to operate as a SBIC. There can be no assurance that we will be able to obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP (the “SBIC LP”) and its general partner, THL Credit SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of December 31, 2011, the SBIC LP was capitalized with investments in eligible small businesses with a cost of $12.8 million that were pre-approved by the SBA.

Market opportunity

We intend to invest primarily in junior capital securities, including subordinated, or mezzanine, debt and second lien secured debt. We may also invest in first lien senior secured loans. In certain instances we will also make direct equity investments. Mezzanine debt is subordinated to senior loans and is generally unsecured. First lien senior secured loans generally are senior debt instruments that rank ahead of subordinated and second lien secured debt of a given portfolio company. These loans, together with second lien secured loans, also have the benefit of a senior security interests on the assets of the portfolio company, which may rank ahead of or be junior to other security interests. We believe the environment for investing in middle market companies is attractive for several reasons, including:

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

Middle market companies are increasingly seeking lenders with long-term permanent capital for debt and equity capital. We believe that many middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. Further, we believe many middle market companies are inclined to seek capital from a small number of providers with access to permanent capital that can satisfy their specific needs and can serve as value-added financial partners with an understanding of, and longer-term view oriented towards, the growth of such businesses.

The current market environment may mean more favorable opportunities for investing in lower middle market companies. We believe that as part of the path of economic recovery following the credit crisis, select market participants such as hedge funds and collateralized loan obligation vehicles are not as active as lenders in the lower middle market, a space in which we focus, resulting in fewer lender participants and a greater opportunity for us to originate proprietary investment opportunities in the lower middle market. Fewer participants also results in a more disciplined approach to investment opportunities, a situation on which we are well positioned to capitalize given the extensive level of experience of the THL Credit Principals, who have worked closely together and have invested through multiple business and credit cycles. In addition, investing in junior capital securities in the middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities. For example, junior capital securities generally involve better pricing terms, access to information, and the ability to diligence and evaluate management teams.

Investment strategy

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We invest primarily in junior capital securities, including subordinated, or mezzanine, debt and second lien secured debt, which junior capital may include an associated equity component such as warrants, preferred stock or other similar securities. We may also invest in first lien senior secured loans. In certain instances we will also make direct equity investments. Our capital is used to support organic growth, acquisitions, market or product expansion, and recapitalizations. As such, our investment adviser targets companies with strong operators or management teams which maintain a strong alignment of interests in their business and are seeking capital to grow the company. In these situations, a substantial portion of the stockholders’ net worth is subordinated to our debt instrument, reinforcing this alignment of interests.

Our strategy includes an intensive and proactive sourcing of transactions by our investment adviser who targets investments in both sponsored and unsponsored middle market companies. Sponsored investments, or investments in companies that are controlled by private equity firms, are sourced via long-standing relationships of the THL Credit Principals and ongoing development of new relationships with referral sources and equity sponsors who view our investment adviser as a partner in the transaction, rather than simply a source of capital to leverage their returns. Unsponsored investments are largely sourced from a variety of regional and local intermediaries, including regional investment banking firms, business brokers, accountants and lawyers, rather than large commercial or investment banks. For information regarding differences between sponsored and unsponsored transactions, see “Item 1. Business—THL Credit, Inc.”

We believe a strategy focused on junior capital debt in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private junior capital investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on junior capital loans tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity.

Competitive advantages

We believe that, through THL Credit Advisors, we possess the following competitive advantages over many other capital providers to middle market companies:

Highly experienced management team. Before joining an affiliate of THL Credit Advisors five years ago, Messrs. Hunt, Tillinghast and Stropp, who have 25 years of investment experience on average and 16 years at a minimum, have been responsible for over $40 billion in investments, which included identifying, evaluating, structuring, managing and monitoring mezzanine debt, leveraged loans, private placements and private equity investments. The THL Credit Principals have worked together extensively in the past and have invested through multiple business and credit cycles, investing across the entire capital structure with the objective of generating attractive, long-term, risk-adjusted returns. Significant to executing on our strategy will be the THL Credit Principals’ unique investment perspective and skill-set by virtue of their complementary collective experience as both debt and equity investors. In addition, we believe the THL Credit Principals bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, active monitoring and direct dialogue with management.

Exclusively post credit-crisis vintage. Our entire portfolio consists of investments that were originated since 2009 which we believe have the stronger and more conservative credit characteristics in place following the credit crisis. We are not adversely affected by deteriorating credit quality of investments held in any legacy portfolios that were built or acquired prior to the fourth quarter of 2008. We believe this provides us with a significant competitive advantage as we will be able to deploy our available capital into investments that have been structured and priced to reflect current, rather than historical, market conditions. Additionally, our efforts can be more focused on sourcing and accessing new investments. There can be no assurance, however, that we will be able to avoid losses or deterioration in the credit quality of our investments.

National middle market origination platform. With offices in Boston, Houston and Los Angeles, THL Credit Advisors has deep and diverse national origination relationships in the debt capital and private equity markets. These relationships provide an important channel through which our investment adviser expects to generate deal flow consistent with our investment strategy. Members of THL Credit Advisors’ investment team have relationships with investment bankers, commercial bankers (national, regional and local), lawyers, accountants and business brokers as well as access to the extensive network of THL Partners. THL Credit Advisors actively utilizes these relationships and networks to source and execute attractive investments, and maintains a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the THL Credit Advisors investment team members in the market allow THL Credit Advisors an early look at new investment opportunities.

Ability to execute unsponsored transactions. THL Credit Advisors believes it is one of the few credit market participants that actively seek unsponsored investments and possesses the experience and resources, as a result of the long-standing relationships of the THL Credit Principals and ongoing development of new relationships with referral sources and equity sponsors, to source unsponsored junior capital transactions. Furthermore, THL Credit Advisors has the capability to perform the rigorous in-house due diligence, structuring and monitoring activities necessary to execute such transactions.

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

Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of an investment and we focus on companies where strong management teams are either already in place or where new management teams have been identified. Additionally, we generally require the portfolio companies to have in place compensation provisions that appropriately incentivize management to succeed and to act in our interests as investors.

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

Investment committee

The purpose of the investment committee is to evaluate and approve, as deemed appropriate, all investments by THL Credit Advisors. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committee also serves to provide investment consistency and adherence to THL Credit Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. Our investment committee currently consists of James K. Hunt, W. Hunter Stropp, Sam W. Tillinghast, Christopher J. Flynn and Kunal M. Soni. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the five members of the committee is required, with Mr. Hunt, the Chief Executive Officer and Chief Investment Officer, having veto power.

Investment structure

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

Staffing

We do not currently have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor or Administrator. Our day-to-day investment operations are managed by our Advisor. Our Advisor currently has 12 investment professionals who focus on origination and transaction development and monitoring of our investments. We reimburse our Advisor for costs and expenses incurred by our Advisor for office space rental, office equipment and utilities allocable to our Advisor under the management agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.25 and 1.17 at December 31, 2011 and 2010, respectively. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2011 and 2010:

	2011	2010
Grade 1	$186,690,639	$127,689,411
Grade 2	80,302,693	25,839,768
Grade 3	—	—
Grade 4	—	—

Total investments	$266,993,332	$153,529,179

Competition

Our primary competitors to provide financing to middle market companies include public and private funds, commercial and investment banks, CLO Funds, commercial finance companies and private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or to the distribution and other requirements we must satisfy to maintain our favorable RIC tax status.

Investment management agreement

THL Credit Advisors serves as our investment adviser. THL Credit Advisors is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, THL Credit Advisors manages the day-to-day operations of, and provides investment advisory and management services to, THL Credit, Inc. We provide similar services to SBIC LP under its investment management agreement with us. The address of THL Credit Advisors is 100 Federal Street, 31st Floor, Boston, Massachusetts 02110.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Beginning with our second quarter of operations, the base management fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2011 and 2010, THL Credit Advisors earned base management fees of $4.0 million and $2.7 million, respectively, from us. THL Credit Advisors did not earn base management fees from us in 2009, as we had not yet commenced principal operations.

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

Preincentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive preincentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1.5% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date), commencing on December 31, 2010, and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees, provided that the incentive fee determined as of December 31, 2010 will be calculated for a period of shorter than twelve calendar months to take into account any realized capital gains computed net of all realized capital losses and unrealized capital depreciation for the period ending December 31, 2010. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. For the years ended December 31, 2011 and 2010, THL Credit Advisors earned incentive fees of $4.8 million and $0.0 million, respectively, from us. THL Credit Advisors did not earn incentive fees from us in 2009, as we had not yet commenced principal operations.

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

Duration and termination

The investment management agreement was approved by our board of directors on March 6, 2012, as described further below under “Item 1. Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Item 1A. Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 6, 2012, our Board of Directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the Board of Directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by THL Credit Advisors LLC;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•

any existing and potential sources of indirect income to THL Credit Advisors LLC from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	information about the services to be performed and the personnel performing such services under the investment advisory agreement;

•	the organizational capability and financial condition of THL Credit Advisors LLC and its affiliates; and

•	various other matters.

Based on the information reviewed and the discussions detailed above, the Board of Directors, including all of the directors who are not “interested persons” as defined in the 1940 Act, concluded that the investment advisory fee rates and terms are reasonable in relation to the services provided and approved the investment advisory agreement as being in the best interests of our stockholders.

Administration agreement

We have entered into an administration agreement with THL Credit Advisors, which we refer to as the “administration agreement,” under which the Administrator provides administrative services to us. We provide similar services to SBIC LP under its administration agreement with us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

The Administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Administrator for such amounts paid on our behalf.

Additionally, at our request, the Administrator provides on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

License agreement

We and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to us and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or THL Credit Advisors by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or THL Credit Advisors at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and THL Credit

Advisors must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and THL Credit Advisors have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners.

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

Significant managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Item 1. Business—Regulation—Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics and code of ethics and business conduct

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics requirements.

We have also adopted a code of ethics and business conduct pursuant to the listing standards of NASDAQ Marketplace Rule 5610, which sets forth business ethics policies to which our officers and directors must adhere. Our code of ethics and our code of ethics and business conduct are available, free of charge, on our website at www.thlcredit.com. We intend to disclose any amendments to, or waivers from, our code of ethics or our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Global Select Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website. You may read and copy the code of ethics and the code of ethics and business conduct at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics and business conduct is attached as an exhibit to this Annual Report on Form 10-K. You may also obtain copies of the code of ethics and the code of ethics and business conduct, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

Small Business Administration Regulations

On April 8, 2011, we received a “Greenlight” letter allowing us to file an application to license an SBIC with the Investment Division of the SBA. The SBIC, which will be a wholly-owned subsidiary of THL Credit, Inc., will have investment objectives similar to ours and will make similar types of investments in accordance with SBA regulations. The SBIC will be subject to regulation and oversight by the SBA. There can be no assurance that we will be able to obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP (the “SBIC LP”) and its general partner, THL Credit SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of December 31, 2011, the SBIC LP was capitalized with investments in eligible small businesses with a cost of $12.8 million that were pre-approved by the SBA.

The SBIC will be licensed under Section 301(c) of the Small Business Investment Act of 1958. Under the Small Business Investment Company Act and current SBA policy applicable to SBICs, an SBIC can have outstanding at any time SBA guaranteed debentures up to twice the amount of its regulatory capital.

As of June 30, 2011, the maximum statutory limit on the dollar amount of outstanding SBA guaranteed debentures issued by a single SBIC is $150.0 million, subject to periodic adjustments by the SBA. There is no assurance that our SBIC subsidiary, when licensed, will be able to draw up to the maximum limit available under the SBIC program.

SBICs are designed to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a tangible net worth not exceeding $18.0 million and have average annual net income after federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, SBICs must devote 25.0% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a tangible net worth not exceeding $6.0 million and has average annual net income after federal income taxes not exceeding $2.0 million for the two most recent fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services.

SBICs are periodically examined and audited by the SBA’s staff to determine compliance with SBIC regulations. If an SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit an SBIC’s use of debentures, declare outstanding debentures immediately due and payable, and/or limit an SBIC from making new investments. In addition, an SBIC may also be limited in its ability to make distributions to us if it does not have sufficient capital in accordance with SBA regulations. Such actions by the SBA would, in turn, negatively affect us because the SBIC is our wholly owned subsidiary.

The SBA restricts the ability of SBICs to repurchase their capital stock. SBA regulations also include restrictions on a “change of control” or transfer of an SBIC and require that SBICs invest idle funds in accordance with SBA regulations. In addition, our SBIC subsidiary, when licensed, may also be limited in its ability to make distributions to us if it does not have sufficient capital, in accordance with SBA regulations.

Our SBIC subsidiary, when licensed, will be subject to regulation and oversight by the SBA, including requirements with respect to maintaining certain minimum financial ratios and other covenants. Receipt of an

SBIC license does not assure that our SBIC subsidiary, when licensed, will receive SBA guaranteed debenture funding, which is dependent upon our SBIC subsidiary continuing to be in compliance with SBA regulations and policies. The SBA, as a creditor, will have a superior claim to our SBIC subsidiary’s assets over our stockholders in the event we liquidate our SBIC subsidiary or the SBA exercises its remedies under the SBA-guaranteed debentures issued by our SBIC subsidiary upon an event of default.

Certain U.S Federal Income Tax Considerations

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, in order maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

Taxation as a Regulated Investment Company

If we:

•	obtain and maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement,

then we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

In order to maintain our qualification as a RIC for federal income tax purposes, we must, among other things:

•	continue to qualify as a BDC under the 1940 Act at all times during each taxable year;

•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities (the “90% Income Test”); and

•	diversify our holdings so that at the end of each quarter of the taxable year:

•

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

•

no more than 25% of the value of our assets is invested in the securities, other than U.S. Government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships” (the “Diversification Tests”).

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for each calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts.

For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. In addition, we may be required to accrue for federal income tax purposes amounts attributable to our investment in our wholly-owned SBIC subsidiary even if such subsidiary is prevented under SBA rules from making distributions to us attributable to such income.

We anticipate that a portion of our income may constitute original issue discount or other income required to be included in taxable income prior to receipt of cash. Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the annual distribution requirement necessary to obtain and maintain RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Certain of our investment practices may be subject to special and complex federal income tax provisions that may, among other things, (1) treat dividends that would otherwise qualify for the dividends received deduction or constitute qualified dividend income as ineligible for such treatment, (2) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (3) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (4) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (5) cause us to recognize income or gain without receipt of a corresponding distribution of cash, (6) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (7) adversely alter the characterization of certain complex financial transactions and (8) produce income that will not be qualifying income for purposes of the 90% Income Test. We will monitor our transactions and may make certain tax elections to mitigate the potential adverse effect of these provisions, but there can be no assurance that any adverse effects of these provisions will be mitigated.

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elects to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year its shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

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

Our investments generally are made in private companies. Substantially all of these securities are subject to legal and other restrictions on resale or will be otherwise less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we had previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or an affiliated manager have material non-public information regarding such portfolio company.

There will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

We could experience fluctuations in our periodic operating results due to a number of factors, including the interest rates payable on the debt securities we acquire, the default rates on such securities, the level of our expenses (including the interest rates payable on our borrowings), the dividend rates payable on preferred stock we issue, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

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

To the extent we use debt or preferred stock to finance our investments, changes in interest rates will affect our cost of capital and net investment income.

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

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

As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2011, there were $5.0 million of borrowings outstanding against the Facility and our asset coverage ratio was over 200%.

We may in the future determine to fund a portion of our investments with preferred stock, which would magnify the potential for gain or loss and the risks of investing in us in the same way as our borrowings.

Preferred stock, which is another form of leverage, has the same risks to our common stockholders as borrowings because the dividends on any preferred stock we issue must be cumulative. Payment of such dividends and repayment of the liquidation preference of such preferred stock must take preference over any dividends or other payments to our common stockholders, and preferred stockholders are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference.

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

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing or preferred stock, we may become subject to certain asset coverage ratio requirements and other financial covenants under the terms of our debt or preferred stock, and could in some circumstances also become subject to similar requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, or otherwise prohibited from making distributions, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. To qualify as a RIC, we must also meet certain asset diversification requirements at the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

We may pay incentive fee on income we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment.

The highly competitive market in which we operate may limit our investment opportunities.

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial financing companies, and, to the extent they provide an alternative form of financing, private equity funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles such as hedge funds, entities have begun to invest in areas in which they had not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of THL Credit Advisors, particularly its Chief Executive Officer and Chief Investment Officer, James K. Hunt, its Co-Presidents, W. Hunter Stropp and Sam W. Tillinghast, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, its Chief Compliance Officer and General Counsel, Stephanie Paré Sullivan, and its Managing Directors, Christopher J. Flynn and Kunal M. Soni, as well as other key personnel for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In any such case, if THL Credit Advisors forms other affiliates in the future, it is possible we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

There are potential conflicts of interest between us and the fund managed by us which could impact our investment returns.

On January 20, 2011, we announced the formation of THL Credit Greenway Fund LLC (“Greenway”) as a portfolio company of ours. Greenway is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, and will be managed by us. Certain of our officers serve or may serve in an investment management capacity to Greenway. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out Greenway’s operations. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for Greenway in the event that the interests of Greenway run counter to our interests.

Greenway invests in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us and Greenway. As a result, there may be conflicts in the allocation of investment opportunities between us and Greenway. We may or may not participate in investments made by funds managed by us or one of our affiliates.

RISKS RELATED TO OUR INVESTMENTS

We invest primarily in junior capital and we may not realize gains from our equity investments.

When we invest in junior capital (such as mezzanine debt and second lien secured debt) as well as first lien senior secured debt, we may acquire warrants or other equity securities as well. In addition, we may invest directly in the equity securities of portfolio companies. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

The portfolio companies in which we have invested junior capital usually have, or may be permitted to incur with certain limitations, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The rights we may have with respect to the collateral securing the junior capital loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We will at times take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. There is a risk that the collateral securing these types of loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for these types of loans. Moreover, in the case of most of our investments, we do not have a first lien position on the collateral. Consequently, the fact that a loan may be secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

Economic downturns or recessions could impair the value of the collateral for our loans to our portfolio companies and consequently increase the possibility of an adverse effect on our financial condition and results of operations.

Many of our portfolio companies are susceptible to economic recessions and may be unable to repay our loans during such periods. Therefore, our non-performing assets are likely to increase and the value of our portfolio is likely to decrease during such periods. Adverse economic conditions may also decrease the value of collateral securing some of our loans and the value of our equity investments.

Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as junior capital, or senior secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

We may suffer a loss if a portfolio company defaults on a loan and the underlying collateral is not sufficient.

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we often make loans that are unsecured, which are subject to the risk that other lenders may be directly secured by the assets of the portfolio company. In the event of a default, those collateralized lenders would have priority over us with respect to the proceeds of a sale of the underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

If the value of collateral underlying our loan declines or interest rates increase during the term of our loan, a portfolio company may not be able to obtain the necessary funds to repay our loan at maturity through refinancing. Decreasing collateral value and/or increasing interest rates may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. If a borrower is unable to repay our loan at maturity, we could suffer a loss which may adversely impact our financial performance.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 1.32% of the aggregate outstanding balance of our portfolio as of December 31, 2011. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Our base management fee may induce our investment adviser to incur leverage.

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

Our wholly-owned subsidiary, THL Credit SBIC, LP, has filed an application with the U.S. Small Business Administration to obtain a license to act as an SBIC and, if granted, we will be subject to SBA regulations.

Our wholly-owned subsidiary, THL Credit SBIC, LP (the “SBIC”), has filed an application to obtain a license to act as an SBIC and, if approved, will be regulated by the SBA. The SBIC license will allow the SBIC to obtain leverage by issuing SBA-guaranteed debentures, subject to the issuance of a capital commitment by the SBA and other customary procedures. The SBA regulations require, among other things, that a licensed SBIC be examined periodically and audited by an independent auditor to determine the SBIC’s compliance with the relevant SBA regulations.

Under present SBA regulations, a licensed SBIC can provide capital to those entities that have a tangible net worth not exceeding $18.0 million and an average annual net income after Federal income taxes not exceeding $6.0 million for the two most recent fiscal years. In addition, a licensed SBIC must devote 25.0% of its investment activity to those entities that have a tangible net worth not exceeding $6.0 million and an average annual net income after Federal income taxes not exceeding $2.0 million for the two most recent fiscal years. The SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on factors such as the number of employees and gross sales. The SBA regulations permit licensed SBICs to make long term loans to small businesses, invest in the equity securities of such businesses and provide them with consulting and advisory services. The SBA also places certain limitations on the financing terms of investments by SBICs in portfolio companies and prohibits SBICs from providing funds for certain purposes or to businesses in a few prohibited industries. Compliance with SBA requirements may cause the SBIC to forego attractive investment opportunities that are not permitted under SBA regulations.

Further, the SBA regulations require that a licensed SBIC be periodically examined and audited by the SBA to determine its compliance with the relevant SBA regulations. The SBA prohibits, without prior SBA approval, a “change of control” of an SBIC or transfers that would result in any person (or a group of persons acting in concert) owning 10.0% or more of a class of capital stock of a licensed SBIC. If the SBIC fails to comply with applicable SBA regulations, the SBA could, depending on the severity of the violation, limit or prohibit the SBIC’s use of debentures, declare outstanding debentures immediately due and payable, and/ or limit the SBIC from making new investments. Such actions by the SBA would, in turn, negatively affect us because the SBIC is our wholly owned subsidiary. See “Item 1. Business—Regulation—Small Business Administration Regulations.”

Our wholly-owned SBIC subsidiary may be unable to make distributions to us that will enable us to meet or maintain RIC status, which could result in the imposition of an entity-level tax.

In order for us to continue to qualify for RIC tax treatment and to minimize corporate-level taxes, we will be required to distribute substantially all of our net ordinary income and net capital gain income, including income from certain of our subsidiaries, which includes the income from our SBIC subsidiary. We will be partially dependent on our SBIC subsidiary for cash distributions to enable us to meet the RIC distribution requirements. Our SBIC subsidiary may be limited by the Small Business Investment Act of 1958, and SBA regulations governing SBICs, from making certain distributions to us that may be necessary to maintain our status as a RIC. We may have to request a waiver of the SBA’s restrictions for our SBIC subsidiary to make certain distributions to maintain our RIC status. We cannot assure you that the SBA will grant such waiver. If our SBIC subsidiary is unable to obtain a waiver, compliance with the SBA regulations may result in loss of RIC tax treatment and a consequent imposition of an entity-level tax on us.

CERTAIN RISKS IN THE CURRENT ENVIRONMENT

Capital markets may experience periods of disruption and instability. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

Capital markets may experience periods of disruption and instability. For example, we believe that beginning in 2007, and continuing into 2010, the global capital markets entered into a period of disruption as evidenced by a lack of liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of certain major financial institutions. Despite actions of the United States federal government and foreign governments, these events contributed to worsening general economic conditions that materially and adversely impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole and financial services firms in particular. Such a period of economic disruption and instability could occur again, having a similar or worse impact on the broader financial and credit markets. Such conditions could also continue for a prolonged period of time. If these conditions occur and then persist, we and other companies in the financial services sector may be required to, or may choose to, seek access to alternative markets for debt and equity capital. Equity capital may then be difficult to raise if our board of directors does not approve an offering in which we would issue and sell our common stock at a price below net asset value per share. In addition, the debt capital that would be available, if at all, may be at a higher cost, and on less favorable terms and conditions at such time. Conversely, the portfolio companies in which we may invest may not be able to service or refinance their debt, which could materially and adversely affect our financial condition as we would experience reduced income or even losses. In a period of such adverse conditions, the inability to raise capital and the risk of portfolio company defaults may have a negative effect on our business, financial condition and results of operations.

The downgrade in the U.S. credit rating could materially adversely affect our business, financial conditions and results of operations.

On August 5, 2011, Standard & Poor’s downgraded the U.S. credit rating to AA+ from its top rank of AAA. The current U.S. debt ceiling and budget deficit concerns have increased the possibility of other credit-rating agency downgrades and an economic slowdown. The downgrade of the U.S. credit rating could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. Additionally, austerity measures necessary to reduce the deficit could accelerate an already slowing economy in the near term.

Downgrading of the U.S. credit rating could negatively impact the trading market for U.S. government securities and would likely impact the credit risk associated with our investments in U.S. Treasury securities. This could reduce the value of the U.S. Treasury securities in our portfolio. In addition, adverse market and economic conditions that could occur due to a downgrade of the U.S. credit rating on the United States’ debt could result in rapidly rising interest rates, a falling dollar, shakier financial markets and slowing or negative economic growth in the near term. These events could adversely affect our business in many ways, including, but not limited to, adversely impacting our portfolio companies’ ability to obtain financing, or obtaining financing but at significantly lower valuations than the preceding financing rounds. If any of these events were to occur, it could materially adversely affect our business, financial condition and results of operations.

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

•

Senior Securities (including debt and preferred stock). As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred securities, such securities would rank “senior” to common stock in our capital structure, resulting in preferred stockholders having separate voting rights, dividend and liquidation rights, and possibly other rights, preferences or privileges more favorable than those granted to holders of our common stock. Furthermore, the issuance of preferred securities could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for our common stockholders or otherwise be in your best interest.

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 9, 2011, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

Additionally, if we do raise additional capital in one or more subsequent financings, until we are able to invest the net proceeds of such any financing in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in the years of operation during which we have such net proceeds available to invest will be based on our ability to invest our capital in suitable portfolio companies in a timely manner. Further, the management fee payable to our investment adviser, THL Credit Advisors, will not be reduced while our assets are invested in such temporary investments.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “Regulation.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

Loss of status as a RIC would reduce our net asset value and distributable income.

We intend to qualify as a RIC under the Code. As a RIC we would not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Tax Matters.”

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

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

In light of current conditions in the U.S. and global financial markets and the U.S. and global economy, legislators, the presidential administration and regulators have increased their focus on the regulation of the financial services industry. The Dodd-Frank Act became effective on July 21, 2010, although many provisions of the Dodd-Frank Act have delayed effectiveness or will not become effective until the relevant federal agencies issue new rules to implement the Dodd-Frank Act. Nevertheless, the Dodd-Frank Act may have a material adverse impact on the financial services industry as a whole and on our business, results of operations and financial condition. Accordingly, we cannot predict the effect the Dodd-Frank Act or its implementing regulations will have on our business, results of operations or financial condition.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2011, our net asset value per share was $13.24. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 7, 2012 was $12.71. At our Annual Meeting of Stockholders on June 9, 2011, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 9, 2011, our stockholders approved a proposal authorizing us to sell up to 20% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2011 Annual Meeting of Stockholders, our stockholders authorized us to sell or otherwise issue warrants or securities to subscribe for or convert into shares of our common stock subject to certain limitations. Such authorization has no expiration.

Any decision to sell shares of our common stock below its then current net asset value per share or securities to subscribe for or convert into shares of our common stock would be subject to the determination by our board of directors that such issuance is in our and our stockholders’ best interests.

If we were to sell shares of our common stock below its then current net asset value per share, such sales would result in an immediate dilution to the net asset value per share of our common stock. This dilution would occur as a result of the sale of shares at a price below the then current net asset value per share of our common stock and a proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest in us than the increase in our assets resulting from such issuance. Because the number of shares of common stock that could be so issued and the timing of any issuance is not currently known, the actual dilutive effect cannot be predicted.

In addition, if we issue warrants or securities to subscribe for or convert into shares of our common stock, subject to certain limitations, the exercise or conversion price per share could be less than net asset value per share at the time of exercise or conversion (including through the operation of anti-dilution protections). Because we would incur expenses in connection with any issuance of such securities, such issuance could result in a dilution of the net asset value per share at the time of exercise or conversion. This dilution would include reduction in net asset value per share as a result of the proportionately greater decrease in the stockholders’ interest in our earnings and assets and their voting interest than the increase in our assets resulting from such issuance.

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

As of December 31, 2011, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

	High	Low
Fiscal year ended December 31, 2011
First quarter	$14.86	$12.59
Second quarter	$14.39	$12.68
Third quarter	$13.26	$10.41
Fourth quarter	$12.25	$10.49
Fiscal year ended December 31, 2010
First quarter	—	—
Second quarter	$13.00	$9.00
Third quarter	$12.38	$10.58
Fourth quarter	$13.45	$11.54

The last reported price for our common stock on March 7, 2012 was $12.71 per share. As of March 7, we had two stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 21, 2010 (initial public offering) through December 31, 2011. The graph assumes that, on April 21, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

On April 20, 2010, in anticipation of completing our initial public offering and formally commencing principal operations, we entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P. (“BDC Holdings”), to effectuate the sale by THL Credit Opportunities, L.P. to us of certain securities valued at $62.1 million, as determined by our board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share pursuant to such agreement in exchange for the aforementioned securities.

On April 21, 2010 concurrent with our initial public offering, we sold 6,307,692 share of its common stock to BDC Holdings at $13.00 per share that was not subject to an underwriting discount and commission.

We issued a total of 304,093 and 124,219 shares of common stock under our dividend reinvestment plan during the years ended December 31, 2011 and 2010, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $4.0 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

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

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05

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

On March 6, 2012, our board of directors declared a dividend of $0.29 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of net income earned in the period from January 1, 2012 through March 31, 2012.

On March 6, 2012, our board of directors declared a special dividend of $0.05 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of capital gains realized in 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4.0 million.

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

The tax character of distributions declared and paid in 2011 represented $19.6 million from ordinary income, $1.0 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2011 and 2010 were $0.1 million and $0.03 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2011 and December 31, 2010 and the period ended December 31, 2009. Financial information for the periods ending 2011, 2010 and 2009 has been derived from our financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	At and for the year ended December 31, 2011	At and for the year ended December 31, 2010	At and for the period from May 26, 2009 (inception) through December 31, 2009
Statement of Operations data:
Total investment income	$37,408,627	$12,325,432	$—
Base management fees	4,011,897	2,696,647	—
Incentive fee	4,790,457	—	—
All other expenses	7,571,756	3,597,944	171,593
Net investment income (loss)	21,034,517	6,030,841	(171,593)
Net change in unrealized appreciation on investments	2,121,321	1,760,389	—
Net increase (decrease) in net assets resulting from operations	24,135,481	7,791,230	(171,593)
Per share data:
Net asset value (net deficit) per common share at yearend	13.24	13.06	(10.61)
Market price at year end	12.21	13.01	—
Net investment income (loss)	1.04	0.31	(25.61)
Net change in unrealized appreciation on investments	0.11	0.08	—
Net realized gain on investments	0.05	—	—
Net increase (decrease) in net assets resulting from operations	1.20	0.39	(25.61)
Dividends declared	1.02	0.30	—
Statement of Assets and Liabilities data at period end:
Total investments at fair value	266,993,332	153,529,179	—
Cash and cash equivalents	5,572,753	110,140,711	100,500
Other assets	4,583,346	719,285	369,767
Total assets	277,149,431	264,389,175	470,267
Total liabilities	9,532,725	4,373,406	541,360
Total net assets (deficit)	267,616,706	260,015,769	(71,093)
Other data:
Weighted average annual yield on debt investments	13.8%	15.8%	—
Weighted average annual yield on debt and income-producing equity securities	14.0%	16.6%	—
Number of investments at year end	24	13	—

Quarter Ended	Investment Income		Net Investment Income		Net Unrealized Gain (Loss) on Investments		Net Realized Gain on Investments		Net Increase In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2011	$10,914,290	$0.54	$6,017,294	$0.30	$79,220	$0.00	$979,643	$0.05	$7,076,157	$0.35
September 30, 2011	10,318,840	0.51	5,910,636	0.29	(285,818)	(0.01)	—	—	5,624,818	0.28
June 30, 2011	9,117,035	0.45	4,970,876	0.25	1,579,544	0.07	—	—	6,550,420	0.32
March 31, 2011	7,058,462	0.35	4,135,711	0.21	748,375	0.03	—	—	4,884,086	0.24

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Unrealized Gain on Investments		Net Realized Gain on Investments		Net Increase (Decrease) In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Total	Per Share	Total	Per Share	Total
December 31, 2010	$5,804,110	$0.29	$3,458,019	$0.17	$597,717	$0.03	$—	$—	$4,055,736	$0.20
September 30, 2010	4,080,836	0.21	1,863,981	0.09	1,052,967	0.05	—	—	2,916,948	0.15
June 30, 2010	2,440,486	0.12	728,841	0.04	109,705	0.01	—	—	838,546	0.04
March 31, 2010	—	—	(20,000)	(2.99)	—	—	—	—	(20,000)	(2.99)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Portfolio Composition

We completed the year ended December 31, 2011 with $267.0 million (at fair value) invested in twenty-four companies, including THL Credit Greenway Fund LLC (“Greenway”). We completed the year ended December 31, 2010 with $153.5 million (at fair value) invested in thirteen companies. As of December 31, 2011, the portfolio was invested 33.6% in first lien debt, 22.5% in second lien debt, 38.1% in subordinated debt, 4.5%

in income-producing investments in funds, and 1.3% in equity. As of December 31, 2010, the portfolio was invested 22.9% in first lien debt, 22.1% in second lien debt, 43.4% in subordinated debt, 8.3% in income-producing investments in funds, and 3.3% in equity.

At December 31, 2011, our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.4 million and $19.4 million, respectively. At December 31, 2010, our average portfolio company investment at amortized cost and fair value was approximately $11.7 million and $11.8 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $14.3 million and $14.7 million, respectively.

At December 31, 2011, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates. At December 31, 2010, 15.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 84.5% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in funds in our portfolio at their current cost was 14.0% at December 31, 2011 as compared to 16.6% at December 31, 2010. The weighted average yield on our debt securities at their current cost was 13.8% at December 31, 2011 as compared to 15.8% at December 31, 2010. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

Our portfolio companies currently have an average EBITDA of approximately $26 million based on the latest available financial information and our weighted average attachment point in the capital structure of our portfolio companies is approximately 3.1 times EBITDA.

Investment Activity

During the year ended December 31, 2011, we made $141.8 million ($144.5 million at par) of investments in fourteen new portfolio companies and three existing portfolio companies, including our investment in Greenway. During the year ended December 31, 2010, we made $158.4 million ($160.0 million at par) of investments in eight new portfolio companies and five portfolio companies purchased from THL Credit Opportunities, L.P. in connection with our initial public offering in April 2010. At December 31, 2011, our debt investments included $68.1 million of first lien, $42.0 million of second lien, and $31.3 million of subordinated loans and had a weighted average yield of 12.6%. At December 31, 2010, the debt component of our investments included $35.1 million of first lien, $34.0 million of second lien, and $66.6 million of subordinated loans and had a weighted average yield of 15.8%.

During the year ended December 31, 2011, we received $34.1 million in proceeds principally from prepayments of our investments in Intelligrated, Inc., SiVance, LLC, Anytime Worldwide, LLC (“Anytime”) and the paydown and amortization of certain other investments. These proceeds included $1.1 million of prepayment premiums, of which approximately half are related to Anytime. During the year ended December 31, 2010, we received $7.2 million and $1.5 million, in proceeds from sales of investments and proceeds from paydown of investments, respectively. There were no prepayment premiums recognized in connection with these transactions. The frequency or volume of any prepayments may fluctuate significantly from period to period.

As of December 31, 2009, our primary operating activities had not commenced. We commenced principal operations on April 21, 2010. Prior to April 21, 2010, our activity was limited to offering activities, except for the purchase of $62.1 million portfolio on April 20, 2010 in connection with our initial public offering.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. Our pipeline remains active, and the number of transactions we reviewed in 2011 exceeded our 2010 transaction levels.

Investment Risk

The value of our investments will generally fluctuate with, among other things, changes in prevailing interest rates, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, our ability to dispose of investments at a price and time that we deem advantageous may be impaired.

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

Managed Fund

On January 14, 2011, THL Credit Greenway Fund LLC (“Greenway”) was formed as a Delaware limited liability company. Greenway is a portfolio company of ours. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by us through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of December 31, 2011, $116.0 million of capital had been called by Greenway and our portion of total called capital was $0.01 million. As of December 31, 2011, the value of our interest in Greenway was $0.01 million and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the year ended December 31, 2011, we earned $1.8 million in fees related to Greenway, which are included in “other income” in the Consolidated Statements of Operations. As of December 31, 2011, $0.4 million of fees related to Greenway were included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Investment in Fund

We have invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2011, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. Our exposure is limited to the amount of our contributed capital.

Our contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with us nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed.

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

The Advisor monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and Board of Directors review these investment ratings on a quarterly basis. Our average investment rating was 1.25 and 1.17 at December 31, 2011 and 2010, respectively. The following is a distribution of the investment ratings of our portfolio companies at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
Investment Rating	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
Grade 1(a)	$186.7	70.0%	$127.7	83.2%
Grade 2(b)	80.3	30.0%	25.8	16.8%
Grade 3	—	—	—	—
Grade 4	—	—	—	—

Total	$267.0	100.0%	$153.5	100.0%

(a)	As of December 31, 2011 and December 31, 2010, Investment Rating “Grade 1” included $35.4 million and $48.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2011 and December 31, 2010, Investment Rating “Grade 2” included $45.4 million and $11.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of December 31, 2011 and December 31, 2010, we had no loans on non-accrual.

Results of Operations

We commenced principal operations on April 21, 2010. Prior to April 21, 2010, our activity was limited to offering activities, except for the purchase of $62.1 million portfolio on April 20, 2010 in connection with our initial public offering.

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

Comparison of the Years Ended December 31, 2011 and 2010, and for the period ended December 31, 2009

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

Investment income for the year ended December 31, 2011 totaled $37.4 million as compared to $12.3 million for the year ended December 31, 2010. The increase in our investment income for the year ended December 31, 2011 was primarily attributable to $32.8 million of interest income on debt securities and cash equivalents (including $2.6 million of PIK interest, $1.1 million of prepayment premiums, of which approximately half is related to Anytime, and $2.1 million of accretion of discounts and other fees, of which approximately a quarter is related to Anytime), $2.1 million of interest income on income-producing equity securities, $1.8 million of fees related to Greenway and $0.7 million of other income and dividend income. Our investment income for the year ended December 31, 2010 was primarily attributable to $12.2 million of interest income on debt securities and cash equivalents (including $0.9 million of PIK interest and $0.4 million of accretion of discounts and other fees) and $0.1 million of other income. As of December 31, 2009, our primary operating activities had not commenced. We commenced principal operations on April 21, 2010. Prior to April 21, 2010, our activity was limited to offering activities, except for the purchase of $62.1 million portfolio on April 20, 2010 in connection with our initial public offering.

The increases in investment income were due to the growth in the overall investment portfolio in 2011 and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the years ended December 31, 2011 and 2010, and for the period ended December 31, 2009.

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

Operating expenses totaled $16.4 million for the year ended December 31, 2011 and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fees for the year ended December 31, 2011 was $4.0 million, as provided for in the investment management agreement. Incentive fees for the year ended December 31, 2011 were $4.8 million and include $0.8 million reflecting the potential capital gains incentive fee that would be payable to the Advisor as if all unrealized appreciation were realized. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether the Company is ultimately able to generate a net realized capital gain. Approximately $0.4 million of the potential capital gains fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ consolidated financial statements. As of December 31, 2011, $1.6 million of incentive fees are currently payable to the Advisor pursuant to the terms of the investment management agreement and $0.3 million of incentive fees incurred were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. There was no such potential capital gains incentive fee accrual for the year ended December 31, 2010. The base management fees for the year ended December 30, 2010 was $2.7 million as provided for in the investment management agreement. No incentive fees were payable as of December 31, 2010, as the Company had not yet achieved a minimum hurdle rate related to the pre-incentive fee net investment income or realized any capital gains. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income and in part related to the partial quarter of results for the same period in the prior year due to the timing of THL Credit’s initial public offering in April 2010.

Administrator expenses and expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense (“other expenses”) for the year ended December 31, 2011 totaled $2.9 million and $3.0 million, respectively, as compared to $1.7 million and $1.9 million for the year ended December 31, 2010. The increase is due to growth in the portfolio, which is in part related to the partial period of results for the same periods in the prior year due to the timing of our initial public offering in April 2010.

As of December 31, 2009, our primary operating activities had not commenced. For the year ended December 31, 2009, we incurred organization costs of $0.2 million, which included organizational expenses.

These costs represented our only operating activities from May 26, 2009 (inception) through December 31, 2009. These organization costs included, among other items, the cost of legal services pertaining to our organization and the incorporation of our business. Certain of these costs were paid on our behalf by an affiliate.

For the year ended December 31, 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $1.7 million. Borrowings and repayments under the credit facility were $28.5 million and $23.5 million, respectively, for the year ended December 31, 2011. There were no borrowings during the year ended December 31, 2010 and the period ended December 31, 2009.

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

Net Investment Income

Net investment income was $21.0 million, or $1.04 per common share based on a weighted average of 20,167,092 common shares outstanding for the year ended December 31, 2011, as compared to $6.0 million, or $0.31 per common share based on a weighted average of 19,762,756 common shares outstanding for the year ended December 31, 2010. The increase in net investment income is attributable to an increase in our origination activity and growth in the portfolio. For the period from May 26, 2009 (inception) through December 31, 2009, net investment loss was ($0.2) million, or ($25.61) per common share based on a weighted average of 6,700 common shares outstanding for the period.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized realized gains of $1.0 million for the year ended December 31, 2011, in connection with the monetization of our equity position in Anytime Fitness in December 2011. This gain is being distributed to our stockholders as part of a $0.05 per share special dividend declared by our Board of Directors on March 6, 2012. We did not recognize any realized gains or losses on our portfolio company investments during the year ended December 31, 2010. As of December 31, 2009, our primary operating activities had not commenced and therefore had no portfolio company investments.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $2.1 million for the year ended December 31, 2011 and $1.8 million for the year ended December 31, 2010. For the period from May 26, 2009 (inception) through December 31, 2009, our primary operating activities had not commenced and therefore had no portfolio company investments. The increase in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions and in the financial performance of certain portfolio companies.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $24.1 million, or $1.20 per common share based on a weighted average of 20,167,092 common shares for the year ended December 31, 2011, as compared to $7.8 million, or $0.39 per common share based on a weighted average of 19,762,756 common shares outstanding, for the year ended December 31, 2010. The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio. For the period from May 26, 2009 (inception) through December 31, 2009, net decrease in net assets resulting from operations was ($0.2) million, or ($25.61) per common share based on a weighted average of 6,700 common shares outstanding for the period.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $87.2 million and $83.5 million for the years ended December 31, 2011 and December 31, 2010, respectively, primarily in connection with the purchase of investments. Our financing activities used cash of $17.4 million primarily for the payment of quarterly dividend distributions to stockholders for the year ended December 31, 2011. For the year ended December 31, 2010, our financing activities provided cash of $193.5 million primarily from our common stock offering.

Our liquidity and capital resources are derived from our credit facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment objectives. To that end, we have an effective shelf registration statement, pursuant to which we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. However, there can be no assurance that these capital resources will be available to us when we are assessing capital markets.

As of December 31, 2011, we had cash of $5.6 million and no cash equivalents. At December 31, 2010, we had cash and cash equivalents of $110.1 million.

Credit Facility

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of December 31, 2011, we had $5.0 million of borrowings outstanding.

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

For the year ended December 31, 2011, we borrowed $28.5 million and made $23.5 million of repayments under the Facility. As of December 31, 2011, there were $5.0 million of borrowings outstanding.

Other

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company, or SBIC. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance that we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP (the “SBIC LP”) and its general partner, THL Credit SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of December 31, 2011, the SBIC LP was capitalized with investments in eligible small businesses with a cost of $12.8 million that were pre-approved by the SBA.

Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments (in millions) to portfolio companies:

	As of
	December 31, 2011	December 31, 2010
Total commitments	$10.9	$1.6
Less: funded commitments	(0.5)	(0.6)

Total unfunded commitments	$10.4	$1.0

The Company has also agreed to provide $7.9 million of capital in a delayed draw and capital expenditure facilities, as well as certain additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of December 31, 2011 and December 31, 2010, such requirements and conditions had not been met.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to (1) distribute at least 90% of our investment company taxable income and (2) distribute at least 98% of our ordinary income for each calendar year and 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year to avoid excise tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05

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

On March 6, 2012, our board of directors declared a dividend of $0.29 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of net income earned in the period from January 1, 2012 through March 31, 2012.

On March 6, 2012, our board of directors declared a special dividend of $0.05 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of capital gains realized in 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4.0 million.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions are made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution are mailed to our stockholders.

The tax character of distributions declared and paid in 2011 represented $19.6 million from ordinary income, $1.0 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2011 and 2010 were $0.1 million and $0.03 million, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for us on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact our financial statements.

Related Party Transactions

Investment Management and Administration Agreements

Our investment management agreement with the Advisor was re-approved by our Board of Directors on March 6, 2012. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2011 and 2010, we incurred $3.8 million and $0, respectively, of incentive fees related to ordinary income. As of December 31, 2011, $1.4 million of such incentive fees are currently payable to the Advisor, as $0.3 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the period ended December 31, 2009, we incurred no incentive fees, as we had not yet commenced principal operations.

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

The capital gains incentive fee incurred by the Company and payable to our Advisor under the investment management agreement (as described above) for the years ended December 31, 2011 and 2010 was $0.2 million and $0, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we have accrued total capital gains incentive fees, including the $0.2 million and $0 currently payable for the years ended December 31, 2011 and 2010, respectively, of $1.0 million and $0 as of December 31, 2011 and 2010, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $0.4 million of the accrued potential capital gains incentive fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements. For the period ended December 31, 2009, we incurred no incentive fees, as we had not yet commenced principal operations.

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

License Agreement

We and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to us and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or THL Credit Advisors by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or THL Credit Advisors at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and THL Credit Advisors must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and THL Credit Advisors have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners.

Due to Affiliate

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as “Due to affiliate.”

Managed Funds

Greenway

On January 14, 2011, Greenway was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of December 31, 2011, $116.0 million of capital had been called by Greenway and our portion of total called capital was $0.01 million. As of December 31, 2011, the value of our interest in Greenway was $0.01 million and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the year ended December 31, 2011, we earned $1.8 million in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of December 31, 2011, $0.4 million of fees related to Greenway were included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

THL Credit SBIC, LP

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company, or SBIC. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance that we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP (the “SBIC LP”) and its general partner, THL Credit SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of December 31, 2011, the SBIC LP was capitalized with investments in eligible small businesses with a cost of $12.8 million that were pre-approved by the SBA.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,951,220 shares, respectively, or 0.03% and 44.27%, respectively, of our common stock as of December 31, 2011 compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

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

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity and enterprise values, among other factors.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of December 31, 2011 and 2010, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

Federal Income Taxes

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid federal excise taxes, we must distribute annually at least 98% of our ordinary income for each calendar year and 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. We will accrue excise tax on undistributed taxable income as required. Excise taxes for the year ended December 31, 2011 were $0.02 million. We incurred no excise tax expense for the year ended December 31, 2010 and the period ended December 31, 2009.

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of December 31, 2011, we have accrued $0.02 million for federal excise taxes.

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

Recent developments

On January 17, 2012, we closed on a $7.1 million investment in the subordinated term loan of Express Courier International, Inc. (“Express Courier”). Headquartered in Franklin, TN, Express Courier provides same-day scheduled and on-demand distribution and warehousing logistics services.

On February 13, 2012, we filed a Form ADV with the Securities and Exchange Commission to register as an Investment Adviser in connection with agreements to provide investment advisory services to Greenway and SBIC LP.

On February 17, 2012, we were prepaid on $2.3 million, or 20%, of our investment, at par, in Charming Charlie plus a prepayment premium.

On February 28, 2012, we participated in the refinancing of the subordinated term loan for Food Processing Holdings, LLC (“Food Holdings”) in connection with an acquisition, realizing the full principal amount of our investment of $12.6 million. We subsequently invested $13.5 million in a new subordinated term loan of Food Holdings.

On March 6, 2012, our board of directors declared a dividend of $0.29 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of net income earned in the period from January 1, 2012 through March 31, 2012.

On March 6, 2012, our board of directors declared a special dividend of $0.05 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of capital gains realized in 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. For the year ended December 31, 2011, 60.0%, or fifteen, of the loans in our portfolio bore interest at fixed rates. Fourteen of the loans in our portfolio have interest rate floors, which have effectively converted the loans to fixed rate loans in the current interest rate environment. In the future, we expect other loans in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2011, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $0.2 million due the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the year ended December 31, 2011, we did not engage in hedging activities.

Item 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	76

Consolidated Statements of Assets and Liabilities as of December 31, 2011 and 2010	77

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	78

Consolidated Statements of Changes in Net Assets (Deficit) for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	79

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and December 31, 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	80

Consolidated Schedule of Investments as of December 31, 2011 and December 31, 2010	81

Notes to Consolidated Financial Statements	88

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, changes in net assets (deficit), and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations, and their cash flows for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which was an integrated audit in 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2011 by correspondence with the issuers or custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/    PricewaterhouseCoopers LLP

Boston, Massachusetts

March 8, 2012

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2011	December 31, 2010
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $263,100,758 and $151,768,790, respectively)	$266,981,836	$153,529,179
Non-controlled, affiliated investments (cost of $10,864 and $0, respectively)	11,496	—

Total investments at fair value (cost of $263,111,622 and $151,768,790, respectively)	266,993,332	153,529,179
Cash and cash equivalents	5,572,753	110,140,711
Deferred financing costs	1,860,484	—
Interest receivable	1,440,057	632,368
Due from affiliate	511,842	—
Deferred offering costs	327,267	—
Receivable for paydown of investment	258,621	—
Prepaid expenses and other assets	185,075	86,917

Total assets	$277,149,431	$264,389,175

Liabilities:
Loans payable	$5,000,000	$—
Accrued incentive fees	2,689,030	—
Base management fees payable	1,013,048	979,316
Dividends payable	—	2,987,416
Accrued expenses	471,481	226,174
Accrued administrator expenses	338,569	166,250
Due to affiliate	20,597	14,250

Total liabilities	9,532,725	4,373,406
Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 20,220,200 and 19,916,107 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	20,220	19,916
Paid-in capital in excess of par	262,289,351	258,310,016
Net unrealized appreciation on investments	3,881,710	1,760,389
Accumulated net realized gain	917,830	—
Accumulated undistributed net investment income (loss)	507,595	(74,552)

Total net assets	267,616,706	260,015,769

Total liabilities and net assets	$277,149,431	$264,389,175

Net asset value per share	$13.24	$13.06

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$34,903,428	$12,260,072	$—
Other income	415,529	65,360	—
Dividend income	279,676	—	—
From non-controlled, affiliated investments:
Other income	1,809,994	—	—

Total investment income	37,408,627	12,325,432	—
Expenses:
Base management fees	4,011,897	2,696,647	—
Incentive fees	4,790,457	—	—
Administrator expenses	2,871,778	1,715,694	—
Professional fees	1,092,364	649,249	—
Credit facility interest and fees	1,043,070	—	—
Other general and administrative expenses	815,548	291,132	—
Amortization of deferred financing costs	687,069	—	—
Directors’ fees	535,000	389,625	—
Insurance expenses	526,927	532,244	—
Organizational expenses	—	20,000	171,593

Total expenses	16,374,110	6,294,591	171,593

Net investment income (loss)	21,034,517	6,030,841	(171,593)
Realized and Unrealized Gain on Investments:
Net realized gain on non-controlled, non-affiliated investments	979,643	—	—
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	2,120,689	1,760,389	—
Non-controlled, affiliated investments	632	—	—

Net change in unrealized appreciation	2,121,321	1,760,389	—

Net realized and unrealized gain from investments	3,100,964	1,760,389	—

Net increase (decrease) in net assets (deficit) resulting from operations	$24,135,481	$7,791,230	$(171,593)

Net investment income (loss) per common share:
Basic and diluted	$1.04	$0.31	$(25.61)
Net increase in net assets (deficit) resulting from operations per common share:
Basic and diluted	$1.20	$0.39	$(25.61)
Weighted average shares of common stock outstanding:
Basic and diluted	20,167,092	19,762,756	6,700

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Deficit)

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Increase (decrease) in net assets (deficit) from operations:
Net investment income (loss)	$21,034,517	$6,030,841	$(171,593)
Net change in realized gain on investments	979,643	—	—
Net change in unrealized appreciation on investments	2,121,321	1,760,389	—

Net increase (decrease) in net assets (deficit) resulting from operations	24,135,481	7,791,230	(171,593)
Distributions to stockholders	(20,583,153)	(5,960,636)	—
Capital share transactions:
Issuance of common stock	—	265,488,445	100,500
Less offering costs	—	(8,804,862)	—
Reinvestment of dividends	4,048,609	1,572,685	—

Net increase in net assets from capital share transactions	4,048,609	258,256,268	100,500

Total increase (decrease) in net assets (deficit)	7,600,937	260,086,862	(71,093)
Net assets (deficit) at beginning of year	260,015,769	(71,093)	—

Net assets (deficit) at end of year	$267,616,706	$260,015,769	$(71,093)

Common shares outstanding at end of year	20,220,200	19,916,107	6,700

Capital share activity:
Shares sold	—	19,785,188	6,700
Shares issued from reinvestment of dividends	304,093	124,219	—

Net increase in capital share activity	304,093	19,909,407	6,700

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Cash flows from operating activities:
Net increase (decrease) in net assets (deficit) resulting from operations	$24,135,481	$7,791,230	$(171,593)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash (used for) provided by operating activities:
Net change in unrealized appreciation on investments	(2,121,321)	(1,760,389)	—
Purchases of investments	(141,818,805)	(96,332,993)	—
Proceeds from sale and paydown of investments	34,101,193	8,766,325	—
Increase in investments due to PIK	(2,550,001)	(935,464)	—
Accretion of discounts on investments and other fees	(2,124,824)	(368,225)	—
Amortization of deferred financing costs	687,069	—	—
Proceeds (income) from investment in member interest	790,984	(790,984)	—
Increase in interest receivable	(807,689)	(632,368)	—
Increase in prepaid expenses and other assets	(98,158)	(86,917)	—
Increase in due from affiliate	(511,842)	—	—
Increase (decrease) in accrued expenses	245,307	(143,826)	370,000
Increase in base management fees payable	33,732	979,316	—
Increase in incentive fees payable	2,689,030	—	—
Increase in accrued administrator expenses	172,319	166,250	—
Increase (decrease) in due to affiliate	6,347	(157,110)	171,360

Net cash used for (provided by) operating activities	(87,171,178)	(83,505,155)	369,767

Cash flows from financing activities:
Borrowings under credit facility	28,500,000	—	—
Repayments under credit facility	(23,500,000)	—	—
Issuance of shares of common stock	—	203,380,996	100,500
Offering costs paid	—	(8,804,862)	—
Distributions paid	(19,521,960)	(1,400,535)	—
(Increase) decrease in deferred financing costs	(2,547,553)	369,767
Increase in deferred offering costs	(327,267)	—	(369,767)

Net cash (used for) provided by financing activities	(17,396,780)	193,545,366	(269,267)

Net (decrease) increase in cash and cash equivalents	(104,567,958)	110,040,211	100,500
Cash and cash equivalents, beginning of year	110,140,711	100,500	—

Cash and cash equivalents, end of year	$5,572,753	$110,140,711	$100,500

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$20,716	$—	$—

Non-cash financing activities:

On April 20, 2010, the Company issued 4,140,496 shares of common stock to THL Credit Partners BDC Holdings, L.P. for the purchase of investments valued at $62,107,449 from THL Credit Opportunities, L.P.

For the years ended December 31, 2011 and 2010, 304,093 and 124,219 shares, respectively, of common stock were issued in connection with dividend reinvestments of $4,048,609 and $1,572,685, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

Portfolio company/Type of Investment (1)	Industry	Initial Acquisition Date	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 99.77% of net asset value
Airborne Tactical Advantage Company, LLC	Aerospace & defense	9/7/11
Senior Secured Note, 11.0% cash, due 3/7/16			$4,000,000	$3,813,884	$3,813,884
Class A Warrants			511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(15)				—	—

				3,926,483	3,926,483
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail &	11/3/10	$13,309,104	12,800,455	12,909,831
Warrant for Class B	grocery		156,552	349,000	87,250

				13,149,455	12,997,081
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$11,333,333	11,190,332	11,333,333

				11,190,332	11,333,333
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(8)			$7,489,562	7,421,884	7,452,114
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)			$499,500	491,374	499,500
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)(18)	Restaurants	5/24/11	—	(10,835)	—

				7,902,423	7,951,614
Country Pure Foods, Inc.
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$14,189,988	13,964,606	13,906,188

				13,964,606	13,906,188
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(8)	Manufacturing	6/16/11	$11,533,333	11,328,752	11,328,752

				11,328,752	11,328,752
Firebirds International LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(8)			$8,200,000	8,052,049	8,118,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(8)(17)(18) Common stock	Restaurants	5/17/11	— 1,906	(87,466 190,600)	— 190,600

				8,155,183	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 2.5% PIK, due 8/10/15(4)	Food & beverage	4/20/10	$12,569,273	12,131,303	12,569,273
Class A Units(5)			162.44	163,268	190,000
Class B Units(5)			406.09	408,161	408,161

				12,702,732	13,167,434
Hart InterCivic, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(8)			$10,500,000	10,306,298	10,306,298
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(8)(15)(17)	Election services	7/1/11	—	(53,957)	—

				10,252,341	10,306,298
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(18)	Business services	6/4/10	$13,624,174	13,298,742	13,624,174

				13,298,742	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 9/28/12(8)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$10,938,684	10,523,464	10,938,684
Member interest(5)(9)			1,393	1,393,309	1,393,309

				11,916,773	12,331,993
LCP Capital Fund, LLC	Financial
Member interest(3)(5)(7)(10)	services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000
MedQuist Inc.
Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	9/30/10	$6,000,000	5,845,968	6,120,000

				5,845,968	6,120,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	10/7/10	$14,413,653	14,065,806	14,125,380
Warrant for Common				—	120,000

				14,065,806	14,245,380
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,235,557	13,008,862	13,367,912

				13,008,862	13,367,912

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(8)	Communications	12/3/10	$11,465,517	11,155,137	11,465,517

				11,155,137	11,465,517
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(8)(9)	Retail & grocery	12/20/11	$11,426,463	11,142,051	11,142,051
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(9)			$1,677,067	1,643,697	1,643,697

				12,785,748	12,785,748
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory	4/20/10	$18,358,861	17,939,323	18,358,861
Member interest(5)(6)	surgery centers		469,673	469,673	1,025,000

				18,408,996	19,383,861
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy / Utilities	10/14/10	$14,978,952	14,837,337	14,978,952

				14,837,337	14,978,952
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy / Utilities	6/22/11	$12,061,333	11,840,577	12,061,333
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(8)(16)(17)			—	(35,774)	—

				11,804,803	12,061,333
The Studer Group, LLC
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,263,422	12,027,298	12,027,298

				12,027,298	12,027,298
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(8)	Business services	3/31/11	$10,000,000	9,909,096	9,900,000

				9,909,096	9,900,000

Non-controlled/non-affiliated investments – 99.77% of net asset value				$263,100,758	$266,981,836
Non-controlled/affiliated investment – 0.00% of net asset value
THL Credit Greenway Fund LLC	Financial
Member interest(5)(10)	services	1/27/11		10,864	11,496

				10,864	11,496

Total investments – 99.77% of net asset value				$263,111,622	$266,993,332

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)

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

(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 0.5% unfunded commitment fee on facility quarterly.
(16)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(17)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)	16.5% cash, or 3.0% PIK and 13.5% cash, at the option of the issuer on a quarterly basis.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2010

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 59.05% of net asset value
Anytime Worldwide, LLC Senior Secured Note, 16.0%, due 12/11/14 Class A Units(3) Warrant for Class B	Recreation & leisure services	4/20/10	$12,900,000	$12,396,146	$12,737,500
			157,257.10	564,140	1,008,500
				—	—

				12,960,286	13,746,000
C&K Market, Inc. Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15 Warrant for Class B	Retail & grocery	11/3/10	$13,042,611	12,446,852	12,446,852
				349,000	349,000

				12,795,852	12,795,852
Country Pure Foods, Inc. Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$13,835,938	13,573,749	13,573,749

				13,573,749	13,573,749
Food Processing Holdings, LLC Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 8/10/15(4)(14) Class A Units(5) Class B Units(5)	Food & beverage	4/20/10	$12,215,105	11,694,590	11,694,590
			162.44	163,268	163,268
			406.09	408,161	408,161

				12,266,019	12,266,019
HEALTHCAREfirst, Inc. Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15	Business services	6/4/10	$13,624,174	13,244,559	13,244,559

				13,244,559	13,244,559
Intelligrated, Inc. Senior Secured Second Lien Term Loan, LIBOR + 950, due 6/21/17(8)	Industrial	6/21/10	$8,738,889	8,427,015	9,001,056

				8,427,015	9,001,056
JDC Healthcare Management, LLC Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14 Member interest(5)(9)	Healthcare, dental services	4/20/10	$10,559,989	10,019,125	10,019,125
			1,393.00	1,393,309	1,393,309

				11,412,434	11,412,434
LCP Capital Fund, LLC Member interest(5)(7)(10)	Financial services	4/20/10	$12,000,000	12,790,984	12,790,984

				12,790,984	12,790,984

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2010

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal (2) No. of Shares / No. of Units	Cost	Fair Value
MedQuist Inc. Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	9/30/10	$6,000,000	5,824,400	5,824,400

				5,824,400	5,824,400
OEM Group, Inc. Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(15)	Manufacturing	10/7/10	$12,070,833	11,722,606	11,722,606
Warrant for Common				—	—

				11,722,606	11,722,606
Purple Communications, Inc. Senior Secured Term Loan, LIBOR + 775, due 12/3/14(8)	Communications	12/3/10	$12,500,000	12,069,559	12,069,559

				12,069,559	12,069,559
Surgery Center Holdings, Inc. Senior Subordinated Note, 13.5% cash, 2.0% PIK, due 6/24/15	Healthcare, ambulatory surgery centers	4/20/10	$13,355,761	13,018,174	13,018,174
Preferred Stock, 19.0% dividend rate			913.04	895,545	1,103,000
Member interest(5)(6)			389,821	389,821	583,000

				14,303,540	14,704,174
T&D Solutions, LLC Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)(16)	Energy / Utilities	10/14/10	$9,975,297	9,796,547	9,796,547
Senior Secured Revolving loan, 9% cash, expiration date 1/29/15(13) (16)			581,240	581,240	581,240

				10,377,787	10,377,787

Total investments – 59.05% of net asset value				$151,768,790	$153,529,179

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK interest and is net of repayments.
(3)	Comprised of 157,100 Class Financial Units and 157.10 Governance Units.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 2.5%—3.0%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2010

(12)	Publicly-traded company with a market capitalization in excess of $250 million and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	PIK interest rate increased to 3.0% as of January 1, 2011.
(15)	At the option of the issuer on a quarterly basis—15.0% cash or 2.5% PIK and 12.5% cash,
(16)	Issuer pays 2.0% unfunded commitment fee on revolving loan quarterly

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2011

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code, as amended. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle-market companies.

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

The Company established a wholly-owned subsidiary, THL Credit Holdings, Inc. (“Credit Holdings”), which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Credit Holdings is not consolidated for income tax purposes and may incur income tax expense as a result of its ownership of portfolio companies. There is no income tax expense for the year ended December 31, 2011.

The Company has a wholly-owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

On April 8, 2011, the Company received a “Greenlight” letter allowing it to file an application to license a small business investment company, or SBIC, with the Investment Division of the Small Business Administration, or the SBA. The application was submitted and formally accepted on September 21, 2011. As of December 31, 2011, the SBIC had not received its license to operate as a SBIC. There can be no assurance that the Company will be able to obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP (the “SBIC LP”) and its general partner, THL Credit SBIC GP, LLC (the “SBIC GP”), were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP (the “Subsidiaries”) are consolidated wholly-owned subsidiaries of the Company. The SBIC will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of December 31, 2011, the SBIC LP was capitalized with investments in eligible small businesses with a cost of $12,785,748 that were pre-approved by the SBA.

The Company manages the day-to-day operations of and provides investment advisory and administrative services to SBIC LP.

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

Repurchase Agreements

The Company may enter into repurchase agreements as part of its cash management activities. In these transactions, the Company’s custodian takes possession of collateral pledged by the counterparty. The collateral is marked-to-market daily to ensure that the value, plus accrued interest, is at least equal to the repurchase price. Under certain circumstances, in the event of default or bankruptcy of the counterparty to the agreement, realization and/or retention of the collateral or proceeds may be subject to legal proceedings. The Company had no repurchase agreements outstanding as of December 31, 2011.

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

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the public offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

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

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity and enterprise values, among other factors.

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

The Company considers whether the volume and level of activity for the asset or liability have significantly decreased and identifies transactions that are not orderly in determining fair value. Accordingly, if the Company determines that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

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

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in interim and annual periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010. The Company adopted ASU No. 2010-06 beginning January 1, 2010. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations as of and for the period ended December 31, 2011.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of highest and best use and valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position, when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s shareholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of ASU 2011-04 is not expected to materially impact the Company’s financial statements.

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

The following is a summary of the industry classification in which the Company invests as of December 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,926,483	$3,926,483	1.47%
Business services	42,062,668	43,012,086	16.08%
Communications	11,155,137	11,465,517	4.28%
Election services	10,252,341	10,306,298	3.85%
Energy / Utilities	26,642,140	27,040,285	10.10%
Financial services	12,010,864	12,011,496	4.49%
Food & beverage	36,131,223	36,537,507	13.65%
Healthcare, ambulatory surgery centers	18,408,996	19,383,861	7.24%
Healthcare, consulting	12,027,298	12,027,298	4.49%
Healthcare, dental services	11,916,773	12,331,993	4.61%
Manufacturing	25,394,558	25,574,132	9.56%
Restaurants	16,057,606	16,260,214	6.08%
Retail & grocery	37,125,535	37,116,162	13.87%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,850,595	$74,476,659	27.82%
Northeast	17,856,832	18,131,496	6.78%
Northwest	13,149,455	12,997,081	4.86%
Southeast	70,058,029	71,792,628	26.83%
Southwest	67,132,478	68,229,951	25.50%
West	21,064,233	21,365,517	7.98%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the industry classification in which the Company invests as of December 31, 2010(2):

Industry:	Cost	Fair Value	% of Net Assets
Business services	$19,068,959	$19,068,959	7.33%
Communications	12,069,559	12,069,559	4.64%
Energy / Utilities	10,377,787	10,377,787	3.99%
Financial services	12,790,984	12,790,984	4.92%
Food & beverage	25,839,768	25,839,768	9.94%
Healthcare, ambulatory surgery centers	14,303,540	14,704,174	5.66%
Healthcare, dental services	11,412,434	11,412,434	4.39%
Industrial	8,427,015	9,001,056	3.46%
Manufacturing	11,722,606	11,722,606	4.51%
Recreation & leisure services	12,960,286	13,746,000	5.29%
Retail & grocery	12,795,852	12,795,852	4.92%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of geographical concentration of our investment portfolio as of December 31, 2010:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$48,205,609	$49,565,364	19.07%
Northeast	18,615,384	18,615,384	7.16%
Northwest	12,795,852	12,795,852	4.92%
Southeast	36,947,346	37,347,980	14.36%
Southwest	23,135,040	23,135,040	8.90%
West	12,069,559	12,069,559	4.64%

Total investments	$151,768,790	$153,529,179	59.05%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2011(2):

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$89,488,235	$—	—	$89,488,235
Second lien debt	60,124,938	—	—	60,124,938
Subordinated debt	101,841,744	—	—	101,841,744
Investments in funds	12,011,496	—	—	12,011,496
Equity investments	3,526,919	—	—	3,526,919

Total investments	$266,993,332	$—	$—	$266,993,332

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2010(2):

Description:	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$66,576,890	$—	—	$66,576,890
First lien debt	35,184,846	—	—	35,184,846
Second lien debt	33,968,221	—	—	33,968,221
Investments in funds	12,790,984	—	—	12,790,984
Equity investments	5,008,238	—	—	5,008,238
Cash equivalents	3,727,672	3,727,672	—	—

Total investments and cash equivalents	$157,256,851	$3,727,672	$—	$153,529,179

The following table rolls forward the changes in fair value during the years ended December 31, 2011 and 2010 for investments classified within Level 3(2):

Year ended December 31, 2011

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$35,184,846	$33,968,221	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases	68,110,035	42,024,135	31,289,982	11,602	383,051	141,818,805
Sales and repayments	(15,275,757)	(16,798,094)	(825,540)	(791,722)	(2,439,328)	(36,130,441)
Unrealized appreciation (depreciation)(1)	623,736	(55,130)	1,956,768	632	(404,685)	2,121,321
Realized gains	—	—	—	—	979,643	979,643
Net amortization of premiums, discounts and fees	778,042	583,780	763,002	—	—	2,124,824
PIK	67,333	402,026	2,080,642	—	—	2,550,001

Ending balance, December 31, 2011	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$266,993,332

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$965,090	$518,911	$1,956,768	$632	$247,130	$3,688,531

Year ended December 31, 2010

	First lien debt		Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2010	$—		$—	$—	$—	$—	$—
Purchases	35,055,003		41,578,750	65,643,444	12,000,000	4,163,244	158,440,441
Sales and repayments	(286,464	) )	(8,479,860)	—	(1,409,743)	—	(10,176,067)
Unrealized appreciation (depreciation)(1)	341,354		574,041	—	—	844,994	1,760,389

Net amortization of premiums, discounts and fees	74,953		100,283	192,989	—	—	368,225
PIK	—		195,007	740,457	2,200,727	—	3,136,191

Ending balance, December 31, 2010	$35,184,846		$33,968,221	$66,576,890	$12,790,984	$5,008,238	$153,529,179

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$341,354		$574,041	$—	$—	$844,994	$1,760,389

(1)	All unrealized gains in the table above are reflected in the accompanying Consolidated Statements of Operations.

(2)

For the years ended December 31, 2011 and 2010, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balances as of January 1, 2011 and 2010 have been adjusted to conform to the revised classifications.

Investment in Funds

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC (“Greenway”) was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of December 31, 2011, $116,029,186 of capital had been called by Greenway and the Company’s portion of total called capital was $11,603. As of December 31, 2011, the value of the Company’s interest in Greenway was $11,496 and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the year ended December 31, 2011, the Company earned $1,809,994 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of December 31, 2011, $410,479 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund, LLC

The Company has invested in membership interests in LCP Capital Fund, LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. The Company’s exposure is limited to the amount of its contributed capital.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the

Company’s Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 19 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which the Company will not be exposed.

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation or depreciation on investments in the Consolidated Statements of Operations.

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

The Company recorded $2,550,001, $935,464 and $0 in PIK income for the years ended December 31, 2011 and 2010, and the period ended December 31, 2009, respectively.

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the years ended December 31, 2011 and 2010, and the period ended December 31, 2009.

Other income includes commitment fees, fees related to the management of Greenway, amendment fees and unused commitment fees associated with investments in portfolio companies.

Expenses are recorded on an accrual basis.

Revolving and Unfunded Delayed Draw Loans

For the Company’s investments in revolving and delayed draw loans, the cost basis of the investments purchased is adjusted for the cash received for the discount on the total balance committed. The fair value is also adjusted for price appreciation or depreciation on the unfunded portion. As a result, the purchase of commitments not completely funded may result in a negative value until it is offset by the future amounts called and funded.

Income Taxes

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Company must distribute annually at least 98% of its ordinary income for each calendar year and 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. The Company will accrue excise tax on undistributed taxable income as required. Excise taxes for the year ended December 31, 2011 were $22,000. The Company incurred no excise tax expense for the year ended December 31, 2010 and the period ended December 31, 2009.

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

3. Related Party Transactions

The Company’s investment management agreement was re-approved by its Board of Directors, including a majority of our directors who are not interested persons of the Company, on March 6, 2012. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company. SBIC LP’s investment management agreement does not affect the base management fees or incentive fees the Company pays to its Advisor on a consolidated basis.

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

For the years ended December 31, 2011 and 2010, the Company incurred base management fees payable to the Advisor of $4,011,897 and $2,696,647, respectively, of which $1,013,048 and $979,316 was payable at December 31, 2011 and 2010, respectively. For the period ended December 31, 2009, the Company incurred no base management fees, as the Company had not yet commenced principal operations.

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

For the years ended December 31, 2011 and 2010, the Company incurred $3,818,187 and $0, respectively, of incentive fees related to ordinary income. As of December 31, 2011, $1,440,090 of such incentive fees are currently payable to the Advisor, as $276,670 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash. For the period ended December 31, 2009, the Company incurred no incentive fees, as the Company had not yet commenced principal operations.

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

The capital gains incentive fee payable to the Company’s Advisor under the Investment Management Agreement (as described above) for the years ended December 31, 2011 and 2010 was $195,929 and $0, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the Investment Management Agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued total capital gains incentive fees including the $195,929 and $0 currently payable for the years ended December 31, 2011 and 2010, respectively, of $972,271 and $0 as of December 31, 2011 and 2010, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the Investment Management Agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements. For the period ended December 31, 2009, the Company incurred no incentive fees, as the Company had not yet commenced principal operations.

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

For the years ended December 31, 2011 and 2010, the Company incurred administrator expenses payable to the Advisor of $2,871,778 and $1,715,694, respectively, of which $338,569 and $166,250 was payable at December 31, 2011 and 2010, respectively.

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

Due to Affiliates

The Advisor and an affiliate of the Advisor paid certain offering, organization and other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as Due to affiliate as of December 31, 2011 and 2010.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,951,220 shares, respectively, or 0.03% and 44.27%, respectively, of the Company’s common stock as of December 31, 2011, compared with 6,780 and 10,572,326 shares, respectively, or 0.03% and 53.08%, respectively, as of December 31, 2010.

4. Realized Gains

The Company recognized realized gains of $979,643 for the year ended December 31, 2011 in connection with the monetization of its equity position in Anytime Worldwide in December 2011.

5. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the year ended December 31, 2011	For the year ended December 31, 2010	For the period from May 26, 2009 (inception) through December 31, 2009
Numerator – net increase (decrease) in net assets resulting from operations:	$24,135,481	$7,791,230	$(171,593)
Denominator – basic and diluted weighted average common shares:	20,167,092	19,762,756	6,700
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$1.20	$0.39	$(25.61)

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

In accordance with the Investment Company Act of 1940, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the Investment Company Act of 1940, is at least 200% after such borrowing. As of December 31, 2011, the Company had $5,000,000 of borrowings outstanding at a weighted average interest rate of 3.8125%.

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

For the year ended December 31, 2011, the Company borrowed $28,500,000 and made $23,500,000 of repayments under the Facility. As of December 31, 2011, there were $5,000,000 of borrowings outstanding. Interest expense and related fees of $1,043,070 were incurred in connection with the facility during the year ended December 31, 2011.

7. Organizational and Offering Expenses

A portion of the net proceeds of the Company’s initial public offering of 15,307,692 shares of common stock was used to pay organizational and offering expenses of $191,593 and $8,804,862, respectively. Organizational expenses are expensed as incurred. Offering costs, which includes $7,586,313 of underwriters’ fees, have been charged against paid in capital in excess of par. For the year ended December 31, 2011, $327,267 of offering costs related to the Company’s shelf registration statement were incurred and are reflected in the Consolidated Statements of Assets and Liabilities. All organizational and offering costs were borne by the Company.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments to portfolio companies:

	As of
	December 31, 2011	December 31, 2010
Total commitments	$10,925,000	$1,636,000
Less: funded commitments	(499,500)	(581,240)

Total unfunded commitments	$10,425,500	$1,054,760

The Company has also agreed to provide $7,850,000 million of capital in a delayed draw and capital expenditure facilities, as well as certain additional funding amounts of up to $4,666,667 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of December 31, 2011, such requirements and conditions had not been met.

9. Income Taxes

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the year ended December 31, 2011	For the year ended December 31, 2010
Net increase in net assets resulting from operations	$24,135,481	$7,791,230
Unrealized appreciation	(2,121,321)	(1,760,389)
Other taxable income	—	6,282
Expenses not currently deductible and income not currently includable	814,230	10,420
Other non-deductible expenses	68,970	26,836

Taxable income before deductions for dividends paid or deemed paid	$22,897,360	$6,074,379

The above amount of 2011 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return in September 2012.

The tax character of distributions declared and paid in 2011 represented $19,572,143 from ordinary income, $1,011,010 from long term capital gains and $0 from tax return of capital. The percentage of ordinary income distributions paid during the year ended December 31, 2011 eligible for qualified dividend income treatment and for the 70% dividends received deduction for corporate stockholders is 1.4% and 1.4%, respectively. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2011 and 2010 were $68,970 and $26,836, respectively.

At December 31, 2011 and 2010, the cost of investments for tax purposes was $263,487,213 and $152,566,056, respectively, resulting in net unrealized appreciation of $3,506,119 and $963,123, respectively. There was no unrealized depreciation in the Company’s investments at December 31, 2011 and 2010. At December 31, 2011 and 2010, the Company had no net capital loss carry forwards.

10. Dividends

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares to date:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05

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

On March 6, 2012, the Company’s board of directors declared a dividend of $0.29 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of net income earned in the period from January 1, 2012 through March 31, 2012.

On March 6, 2012, the Company’s board of directors declared a special dividend of $0.05 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of capital gains realized in 2011.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $4,048,609.

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

11. Financial Highlights

	For the year ended December 31, 2011	For the year ended December 31, 2010
Per Share Data(6):
Net asset value, beginning of year(7)	$13.06	$12.99
Net investment income(3)	1.04	0.31
Net change in realized gain on investments(3)	0.05	—
Net change in unrealized appreciation of investments(3)(4)	0.11	0.06

Net increase in net assets resulting from operations	1.20	0.37
Distributions to stockholders	(1.02)	(0.30)

Net asset value, end of year	$13.24	$13.06

Per share market value at end of year	$12.21	$13.01
Total return(1)(5)	1.87%	2.38%
Shares outstanding at end of year	20,220,200	19,916,107
Ratio/Supplemental Data:
Net assets at end of year	$267,616,706	$260,015,769
Ratio of operating expenses to average net assets (2)	6.18%	3.44%
Ratio of net investment income to average net assets(2)	7.94%	3.39%
Portfolio turnover(5)	15.43%	8.63%

(1)

Total return is based on the change in market price per share during the year. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(2)	Annualized.
(3)	Calculated based on weighted average common shares outstanding.
(4)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(5)	Not annualized.
(6)	Financial highlights for the period from May 26, 2009 (inception) through December 31, 2009 are not presented as the Company’s operations were limited to organization and offering activities only.
(7)

The Company commenced principal operations on April 21, 2010 in connection with its initial public offering. Amount includes the net proceeds of the Company’s initial public offering, organizational expenses and previous offerings of common shares.

12. Subsequent Events

On January 17, 2012, the Company closed on a $7,100,000 investment in the subordinated term loan of Express Courier International, Inc. (“Express Courier”). Headquartered in Franklin, TN, Express Courier provides same-day scheduled and on-demand distribution and warehousing logistics services.

On February 13, 2012, the Company filed a Form ADV with the Securities and Exchange Commission to register as an Investment Adviser in connection with agreements to provide investment advisory services to Greenway and SBIC LP.

On February 17, 2012, the Company was prepaid on $2,266,666, or 20%, of its investment, at par, in Charming Charlie plus a prepayment premium.

On February 28, 2012, the Company participated in the refinancing of the subordinated term loan for Food Processing Holdings, LLC (“Food Holdings”) in connection with an acquisition, realizing the full principal amount of its investment of $12,569,273. The Company subsequently invested $13,500,000 in a new subordinated term loan of Food Holdings.

On March 6, 2012, the Company’s board of directors declared a dividend of $0.29 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of net income earned in the period from January 1, 2012 through March 31, 2012.

On March 6, 2012, the Company’s board of directors declared a special dividend of $0.05 per share, payable on March 30, 2012 to stockholders of record at the close of business on March 20, 2012. The dividend will be paid out of capital gains realized in 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based upon the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2012 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	76
Consolidated Statements of Assets and Liabilities as of December 31, 2011 and December 31, 2010	77
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	78
Consolidated Statements of Changes in Net Assets (Net Deficit) for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	79
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the period from May 26, 2009 (inception) through December 31, 2009	80
Consolidated Schedules of Investments as of December 31, 2011 and December 31, 2010	81
Notes to Consolidated Financial Statements	88

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

4	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14	Code of Ethics and Business Conduct.*

21	Subsidiaries of the Registrant THL Credit Holdings, Inc.—Delaware THL Corporate Finance, Inc.—Delaware THL Credit SBIC, LP—Delaware THL Credit SBIC GP, LLC—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: March 8, 2012	By:	/S/ JAMES K. HUNT James K. Hunt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 8, 2012	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 8, 2012	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 8, 2012	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Director

Date: March 8, 2012	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 8, 2012	By:	/S/ JOHN A. SOMMERS John A. Sommers Director

Date: March 8, 2012	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director