Form 10-Q
period 2012-03-31
THL Credit, Inc.
filed 2012-05-03
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 3, 2012 was 20,220,201.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2012

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2012 (unaudited)	December 31, 2011
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $284,074,887 and $263,100,758, respectively)	$287,490,955	$266,981,836
Non-controlled, affiliated investments (cost of $12,852 and $10,864, respectively)	12,852	11,496

Total investments at fair value (cost of $284,087,739 and $263,111,622, respectively)	287,503,807	266,993,332
Cash	2,083,151	5,572,753
Deferred financing costs	1,648,854	1,860,484
Interest receivable	2,620,743	1,440,057
Due from affiliate	513,627	511,842
Deferred offering costs	379,687	327,267
Receivable for paydown of investment	258,621	258,621
Prepaid expenses and other assets	256,593	185,075

Total assets	$295,265,083	$277,149,431

Liabilities:
Loans payable	$24,500,000	$5,000,000
Accrued incentive fees	2,479,259	2,689,030
Base management fees payable	1,039,310	1,013,048
Accrued expenses	798,317	471,481
Accrued administrator expenses	—	338,569
Due to affiliate	—	20,597

Total liabilities	28,816,886	9,532,725
Net Assets:
Preferred stock, par value $0.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 20,220,201 and 20,220,200 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	20,220	20,220
Paid-in capital in excess of par	262,289,364	262,289,351
Net unrealized appreciation on investments	3,416,068	3,881,710
Accumulated undistributed net realized gain	—	917,830
Accumulated undistributed net investment income	722,545	507,595

Total net assets	266,448,197	267,616,706

Total liabilities and net assets	$295,265,083	$277,149,431

Net asset value per share	$13.18	$13.24

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	For the three months ended March 31,
	2012	2011
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$10,150,323	$6,879,673
Other income	68,934	98,607
From non-controlled, affiliated investments:
Other income	530,334	80,182

Total investment income	10,749,591	7,058,462
Expenses:
Incentive fees	1,426,248	501,753
Base management fees	1,039,310	991,460
Administrator expenses	823,892	568,065
Credit facility interest and fees	452,833	69,583
Amortization of deferred financing costs	211,630	46,933
Professional fees	205,678	221,468
Other general and administrative expenses	177,327	197,006
Directors’ fees	134,875	134,875
Insurance expenses	105,810	191,608

Total expenses	4,577,603	2,922,751

Net investment income	6,171,988	4,135,711
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	(465,010)	748,375
Non-controlled, affiliated investments	(632)	—

Net change in unrealized appreciation	(465,642)	748,375

Net increase in net assets resulting from operations	$5,706,346	$4,884,086

Net investment income per common share:
Basic and diluted	$0.31	$0.21
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.28	$0.24
Weighted average shares of common stock outstanding:
Basic and diluted	20,220,200	20,004,824

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	For the three months ended March 31,
	2012	2011
Increase in net assets from operations:
Net investment income	$6,171,988	$4,135,711
Net change in unrealized appreciation on investments	(465,642)	748,375

Net increase in net assets resulting from operations	5,706,346	4,884,086
Distributions to stockholders	(6,874,868)	(4,609,197)
Capital share transactions:
Reinvestment of dividends	13	4,048,573

Net increase in net assets from capital share transactions	13	4,048,573

Total (decrease) increase in net assets	(1,168,509)	4,323,462
Net assets at beginning of period	267,616,706	260,015,769

Net assets at end of period	$266,448,197	$264,339,231

Common shares outstanding at end of period	20,220,201	20,220,197

Capital share activity:
Shares issued from reinvestment of dividends	1	304,090

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$5,706,346	$4,884,086
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	465,642	(748,375)
Purchases of investments	(36,208,738)	(41,815,786)
Proceeds from sale and paydown of investments	16,662,572	9,813,641
Increase in investments due to PIK	(677,086)	(529,137)
Amortization of deferred financing costs	211,630	46,933
Accretion of discounts on investments and other fees	(752,865)	(506,787)
Income from investment in member interest	—	(330,913)
Increase in interest receivable	(1,180,686)	(390,575)
Increase in receivable for paydown of investment	—	(258,621)
Increase in receivable due from affiliate	(1,785)	(29,336)
Increase in prepaid expenses and other assets	(71,518)	(3,046)
Increase in accrued expenses	300,435	254,919
Increase in base management fees payable	26,262	12,144
Decrease in accrued administrator expenses	(338,569)	(151,595)
(Decrease) increase in accrued incentive fee	(209,771)	501,753
(Decrease) increase in due to affiliate	(20,597)	5,530

Net cash used for operating activities	(16,088,728)	(29,245,165)

Cash flows from financing activities
Borrowings under credit facility	25,300,000	—
Repayments under credit facility	(5,800,000)	—
Deferred offering costs paid	(26,019)	—
Distributions paid	(6,874,855)	(3,548,040)
Financing costs paid	—	(2,515,671)

Net cash provided by (used for) financing activities	12,599,126	(6,063,711)

Net decrease in cash	(3,489,602)	(35,308,876)
Cash, beginning of period	5,572,753	110,140,711

Cash, end of period	$2,083,151	$74,831,835

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$68,047	—

Non-cash financing activities:

For the three months ended March 31, 2012 and 2011, 1 share and 304,090 shares, respectively, of common stock were issued in connection with dividend reinvestments of $13 and $4,048,573, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2012

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—107.90% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace & defense	9/7/11	$4,000,000	$3,826,411	$3,826,411
Class A Warrants(3)			511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(4)				—	—

				3,939,010	3,939,010
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,376,389	12,891,748	12,975,097
Warrant for Class B			156,552	349,000	87,250

				13,240,748	13,062,347
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$7,555,555	7,465,489	7,782,222

				7,465,489	7,782,222
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(5)	Restaurants	5/24/11	$7,470,807	7,406,401	7,470,807
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(4)(5)			$915,750	908,085	915,750
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(4)(5)			$370,000	359,779	370,000

				8,674,265	8,756,557
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16	Food & beverage	8/13/10	$14,279,661	14,064,338	13,994,067

				14,064,338	13,994,067
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(5)	Manufacturing	6/16/11	$11,533,333	11,341,261	11,341,261

				11,341,261	11,341,261
Express Courier International, Inc.
Secured Subordinated Term Loan, 11.0% cash, 2.0% PIK, due 7/17/16(6) (7)	Business services	1/17/12	$7,116,970	6,979,826	6,979,826

				6,979,826	6,979,826
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(5)	Restaurants	5/17/11	$8,200,000	8,058,764	8,118,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(5) (8) (9)			—	(82,485)	—
Common stock(3)			1,906	190,600	190,600

				8,166,879	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/28/17(10)(11)	Food & beverage	2/28/12	$13,537,125	13,403,670	13,403,670
Class A Units(21)			162.44	163,268	181,000
Class B Units(22)			406.09	408,161	408,161

				13,975,099	13,992,831
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(5)	Election services	7/1/11	$10,500,000	10,314,897	10,314,897
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(4)(5)(9)			—	(50,969)	—

				10,263,928	10,314,897
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(13)	Business services	6/4/10	$13,624,174	13,313,794	13,624,174

				13,313,794	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 9/28/12(5)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$11,035,460	10,655,397	11,035,460
Member interest(6)(12)			1,393	1,393,309	1,476,500

				12,048,706	12,511,960
LCP Capital Fund LLC
Member interest(12)(14)(15)(16)	Financial services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000
MModal MQ Inc. (formerly known as MedQuist, Inc.)
Senior Subordinated Note, 13.0% cash, due 10/14/16(17)(18)	Business services	9/30/10	$6,000,000	5,851,726	6,180,000

				5,851,726	6,180,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(19)	Manufacturing	10/7/10	$14,504,739	14,173,937	14,069,597
Warrant for Common				—	—

				14,173,937	14,069,597
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,302,470	13,085,913	13,435,494

				13,085,913	13,435,494

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(5)	Communications	12/3/10	$11,026,897	10,925,684	11,206,897

				10,925,684	11,206,897
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(5)(6)	Retail & grocery	12/20/11	$11,426,463	11,152,622	11,152,622
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(6)			$1,687,017	1,654,762	1,654,762

				12,807,384	12,807,384
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory surgery centers	4/20/10	$18,495,801	18,088,466	18,495,801
Member interest(3)(12)			469,673	469,673	1,025,000

				18,558,139	19,520,801
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15	Energy / Utilities	10/14/10	$14,940,808	14,809,238	14,940,808

				14,809,238	14,940,808
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(5)	Energy / Utilities	6/22/11	$12,122,310	11,911,143	12,122,310
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(4)(5)			$1,800,000	1,766,218	1,800,000

				13,677,361	13,922,310
The Studer Group, L.L.C.
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,266,811	12,038,317	12,038,317

				12,038,317	12,038,317
Trinity Services Group, Inc.
Senior Subordinated Note, 12.0% cash, 1.5% PIK due 9/29/17(20)	Food & beverage	3/29/12	$13,500,000	13,297,710	13,297,710

				13,297,710	13,297,710
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(5)	Business services	3/31/11	$10,000,000	9,912,250	10,000,000

				9,912,250	10,000,000

Non-controlled/non-affiliated investments—107.90% of net asset value				$284,074,887	$287,490,955
Non-controlled/affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(12)(16)	Financial services	1/27/11		12,852	12,852

				12,852	12,852

Total investments—107.90% of net asset value				$284,087,739	$287,503,807

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(4)	Issuer pays 0.5% unfunded commitment fee on facility.
(5)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(6)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(7)	At the option of the issuer on a quarterly basis—13.0% cash, or 2.0% PIK and 11.0% cash.
(8)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Interest held in companies related to the portfolio company.
(11)	At the option of the issuer on a quarterly basis—15.0% cash, or 3.0% PIK and 12.0% cash.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	At the option of the issuer on a quarterly basis—16.5% cash, or 3.0% PIK and 13.5% cash.
(14)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(15)	Income producing security with no stated coupon; cash yield for the three months ended March 31, 2012 was approximately 18.94%.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	At the option of the issuer on a quarterly basis—13.0% cash, or 2.0% PIK and 12.0% cash.
(18)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(19)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(20)	At the option of the issuer on a quarterly basis—13.5% cash, or 1.5% PIK and 12.0% cash.
(21)	Initial investment made on 4/20/10.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—99.77% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace & defense	9/7/11	$4,000,000	$3,813,884	$3,813,884
Class A Warrants			511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(15)				—	—

				3,926,483	3,926,483
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,309,104	12,800,455	12,909,831
Warrant for Class B			156,552	349,000	87,250

				13,149,455	12,997,081
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$11,333,333	11,190,332	11,333,333

				11,190,332	11,333,333
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(8)	Restaurants	5/24/11	$7,489,562	7,421,884	7,452,114
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)			$499,500	491,374	499,500
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)(18)			—	(10,835)	—

				7,902,423	7,951,614
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$14,189,988	13,964,606	13,906,188

				13,964,606	13,906,188
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(8)	Manufacturing	6/16/11	$11,533,333	11,328,752	11,328,752

				11,328,752	11,328,752
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(8)	Restaurants	5/17/11	$8,200,000	8,052,049	8,118,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(8)(17)(18)			—	(87,466)	—
Common stock			1,906	190,600	190,600

				8,155,183	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food & beverage	4/20/10	$12,569,273	12,131,303	12,569,273
Class A Units(5)			162.44	163,268	190,000
Class B Units(5)			406.09	408,161	408,161

				12,702,732	13,167,434
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(8)	Election services	7/1/11	$10,500,000	10,306,298	10,306,298
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(8)(15)(17)			—	(53,957)	—

				10,252,341	10,306,298
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(18)	Business services	6/4/10	$13,624,174	13,298,742	13,624,174

				13,298,742	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 9/28/12(8)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$10,938,684	10,523,464	10,938,684
Member interest(5)(9)			1,393	1,393,309	1,393,309

				11,916,773	12,331,993
LCP Capital Fund LLC
Member interest(3)(5)(7)(10)	Financial services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000
MModal MQ Inc. (formerly known as MedQuist, Inc.)
Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	9/30/10	$6,000,000	5,845,968	6,120,000

				5,845,968	6,120,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	10/7/10	$14,413,653	14,065,806	14,125,380
Warrant for Common				—	120,000

				14,065,806	14,245,380
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,235,557	13,008,862	13,367,912

				13,008,862	13,367,912

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(8)	Communications	12/3/10	$11,465,517	11,155,137	11,465,517

				11,155,137	11,465,517
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(8)(9)	Retail & grocery	12/20/11	$11,426,463	11,142,051	11,142,051
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(9)			$1,677,067	1,643,697	1,643,697

				12,785,748	12,785,748
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare,	4/20/10	$18,358,861	17,939,323	18,358,861
Member interest(5)(6)	ambulatory surgery centers		469,673	469,673	1,025,000

				18,408,996	19,383,861
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy / Utilities	10/14/10	$14,978,952	14,837,337	14,978,952

				14,837,337	14,978,952
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy / Utilities	6/22/11	$12,061,333	11,840,577	12,061,333
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(8)(16)(17)			—	(35,774)	—

				11,804,803	12,061,333
The Studer Group, LLC
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,263,422	12,027,298	12,027,298

				12,027,298	12,027,298
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(8)	Business	3/31/11	$10,000,000	9,909,096	9,900,000

	services			9,909,096	9,900,000

Non-controlled/ non-affiliated investments—99.77% of net asset value				$263,100,758	$266,981,836
Non-controlled/ affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(5)(10)	Financial	1/27/11		10,864	11,496

	services			10,864	11,496

Total investments—99.77% of net asset value				$263,111,622	$266,993,332

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	The Company’s investment in LCP Capital Fund, LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(9)	Interest held by a wholly-owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
(12)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 0.5% unfunded commitment fee on facility quarterly.
(16)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(17)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)	16.5% cash, or 3.0% PIK and 13.5% cash, at the option of the issuer on a quarterly basis.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2012

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

The Company was initially funded on July 23, 2009, issuing 6,700 shares of common stock at an aggregate purchase price of $100,500 to THL Credit Opportunities, L.P., an affiliate of THL Credit Advisors LLC, or the Advisor. While the Company incurred certain costs in connection with an anticipated initial public offering, which ultimately would have been borne by the Advisor had the offering not closed, the Company did not formally commence principal operations until the completion of the offering on April 21, 2010, as described below.

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P., or BDC Holdings, an affiliate of the Company, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107,449, as determined by the Company’s board of directors, and on the same day issued 4,140,496 shares of common stock to BDC Holdings valued at $15.00 per share, pursuant to such agreement, in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

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

The Company established a wholly owned subsidiary, THL Credit Holdings, Inc., or Credit Holdings, which is structured as a Delaware corporation, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Credit Holdings is not consolidated for income tax purposes and may incur income tax expense as a result of its ownership of portfolio companies.

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

On April 8, 2011, the Company received a “Greenlight” letter allowing it to file an application to license a small business investment company, or SBIC, with the Investment Division of the Small Business Administration, or the SBA. The application was submitted and formally accepted on September 21, 2011. As of March 31, 2012, the SBIC had not received its license to operate as an SBIC. There can be no assurance that the SBIC will be able to obtain such license or that the Company will be able to capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. The SBIC will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of March 31, 2012 and December 31, 2011, the SBIC LP had investments in Express Courier International, Inc. and Sheplers, Inc., with an aggregate amortized cost basis of $19,787,210, and an investment in Sheplers, Inc., with an amortized cost basis of $12,785,748, respectively, that were pre-approved by the SBA.

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2012. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2012 and December 31, 2011.

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

Valuation of Investments

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available, are valued at fair value as determined in good faith by the Company’s board of directors. Because we expect that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management of the Advisor;

•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms engaged by the Company conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

The types of factors that the Company may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Company’s board of directors, in consultation with the Company’s independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity and enterprise values, among other factors.

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

Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2—Quoted prices in markets that are not considered to be active or financial instruments for which significant inputs are observable, either directly or indirectly;

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of the highest and best use valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s stockholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for the Company on January 1, 2012. The adoption of this standard has been reflected in the Company’s financial statement disclosures.

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

The following is a summary of the industry classification in which the Company invests as of March 31, 2012:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,939,010	$3,939,010	1.48%
Business services	49,143,509	50,219,494	18.83%
Communications	10,925,684	11,206,897	4.21%
Election services	10,263,928	10,314,897	3.87%
Energy / Utilities	28,486,599	28,863,118	10.83%
Financial services	12,012,852	12,012,852	4.51%
Food & beverage	50,801,032	50,748,493	19.05%
Healthcare, ambulatory surgery centers	18,558,139	19,520,801	7.33%
Healthcare, consulting	12,038,317	12,038,317	4.52%
Healthcare, dental services	12,048,706	12,511,960	4.70%
Manufacturing	25,515,198	25,410,858	9.54%
Restaurants	16,841,144	17,065,157	6.40%
Retail & grocery	33,513,621	33,651,953	12.63%

Total investments	$284,087,739	$287,503,807	107.90%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2012:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$74,076,575	$74,666,265	28.02%
Northeast	17,864,578	18,192,852	6.83%
Northwest	13,240,748	13,062,347	4.90%
Southeast	91,764,218	93,017,903	34.91%
Southwest	66,303,686	67,357,543	25.28%
West	20,837,934	21,206,897	7.96%

Total investments	$284,087,739	$287,503,807	107.90%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,926,483	$3,926,483	1.47%
Business services	42,062,668	43,012,086	16.08%
Communications	11,155,137	11,465,517	4.28%
Election services	10,252,341	10,306,298	3.85%
Energy / Utilities	26,642,140	27,040,285	10.10%
Financial services	12,010,864	12,011,496	4.49%
Food & beverage	36,131,223	36,537,507	13.65%
Healthcare, ambulatory surgery centers	18,408,996	19,383,861	7.24%
Healthcare, consulting	12,027,298	12,027,298	4.49%
Healthcare, dental services	11,916,773	12,331,993	4.61%
Manufacturing	25,394,558	25,574,132	9.56%
Restaurants	16,057,606	16,260,214	6.08%
Retail & grocery	37,125,535	37,116,162	13.87%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,850,595	$74,476,659	27.82%
Northeast	17,856,832	18,131,496	6.78%
Northwest	13,149,455	12,997,081	4.86%
Southeast	70,058,029	71,792,628	26.83%
Southwest	67,132,478	68,229,951	25.50%
West	21,064,233	21,365,517	7.98%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$91,891,026	$—	—	$91,891,026
Second lien debt	56,628,615	—	—	56,628,615
Subordinated debt	123,490,204	—	—	123,490,204
Investments in funds	12,012,852	—	—	12,012,852
Equity investments	3,481,110	—	—	3,481,110

Total investments	$287,503,807	$—	$—	$287,503,807

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$89,488,235	$—	—	$89,488,235
Second lien debt	60,124,938	—	—	60,124,938
Subordinated debt	101,841,744	—	—	101,841,744
Investments in funds	12,011,496	—	—	12,011,496
Equity investments	3,526,919	—	—	3,526,919

Total investments	$266,993,332	$—	$—	$266,993,332

The following table rolls forward the changes in fair value during the three months ended March 31, 2012 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2012	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$266,993,332
Purchases	2,586,250	—	33,620,500	1,988	—	36,208,738
Sales and repayments	(315,521)	(3,777,778)	(12,569,273)	—	—	(16,662,572)
Unrealized appreciation (depreciation)(1)	(32,376)	91,612	(478,437)	(632)	(45,809)	(465,642)
Net amortization of premiums, discounts and fees	103,461	98,757	550,647	—	—	752,865
PIK	60,977	91,086	525,023	—	—	677,086

Ending balance, March 31, 2012	$91,891,026	$56,628,615	$123,490,204	$12,012,852	$3,481,110	$287,503,807

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$(32,376)	$91,612	$(40,467)	$(632)	$(45,809)	$(27,672)

The following table rolls forward the changes in fair value during the three months ended March 31, 2011 for investments classified within Level 3(2):

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$35,184,846	$33,968,221	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases	130,880	28,943,334	12,740,000	1,572	—	41,815,786
Sales and repayments	(283,768)	(8,738,889)	—	(790,984)	—	(9,813,641)
Unrealized appreciation (depreciation)(1)	139,421	(406,086)	924,256	—	90,784	748,375
Net amortization of premiums, discounts and fees	62,331	343,689	100,767	—	—	506,787
PIK and non cash earnings	—	94,109	435,028	330,913	—	860,050

Ending balance, March 31, 2011	$35,233,710	$54,204,378	$80,776,941	$12,332,485	$5,099,022	$187,646,536

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$139,421	$167,954	$924,256	$—	$90,784	$1,322,415

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	For the three months ended March 31, 2011, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balance as of January 1, 2011 has been adjusted to conform to the revised classifications.

The following provides quantitative information about Level 3 fair value measurements:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien debt	$91,891,026	Discounted cash flows (income approach)	Weighted average cost of capital	11% - 13% (12%)
Second lien debt	56,628,615	Discounted cash flows (income approach)	Weighted average cost of capital	15% - 17% (16%)
Subordinated debt	123,490,204	Discounted cash flows (income approach)	Weighted average cost of capital	14% - 16% (15%)
Investments in funds	12,012,852	Discounted cash flows (income approach) Net asset value, as a practical expedient	Weighted average cost of capital Net asset value	13% - 26% (19%) N/A
Equity investments	3,481,110	Market comparable companies (market approach)	EBITDA multiple	6.1 – 7.1 (6.6)

Total investments	$287,503,807

(1)	The minimum and maximum values were determined using the weighted average of the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien debt, second lien debt and subordinated debt), including income-producing investments in funds, is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

Investment in Funds

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of March 31, 2012, $130,529,186 of capital had been called by Greenway and the Company’s portion of total called capital was $13,053. As of March 31, 2012 and December 31, 2011, the value of the Company’s interest in Greenway was $12,852 and $11,496, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2012 and 2011, the Company earned $530,334 and $80,182 in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of March 31, 2012 and December 31, 2011, $509,173 and $410,479 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

The Company has invested in membership interests in LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2012 and December 31, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. The Company’s exposure is limited to the amount of its contributed capital.

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

The Company recorded $769,012 and $529,137 in PIK income for the three months ended March 31, 2012 and 2011, respectively. The Company received cash proceeds related to PIK income previously recognized of $523,868 and $0, for the three months ended March 31, 2012 and 2011, respectively.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three months ended March 31, 2012 and 2011, respectively.

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

Dividends

Dividends and distributions to stockholders are recorded on the applicable record date. The amount, if any to be paid out as a dividend is determined by the Company’s board of directors on a quarterly basis. Net realized capital gains, if any, are generally distributed at least annually out of assets legally available for such distributions, although the Company may decide to retain such capital gains for investment.

Capital transactions in connection with the Company’s dividend reinvestment plan are recorded when shares are issued.

3. Related Party Transactions

On March 6, 2012, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the three months ended March 31, 2012 and 2011, the Company incurred base management fees payable to the Advisor of $1,039,310 and $991,460, respectively. As of March 31, 2012 and December 31, 2011, $1,039,310 and $1,013,048, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2012 and 2011, the Company incurred $1,519,647 and $0, respectively, of incentive fees related to ordinary income. As of March 31, 2012, $1,446,483 of such incentive fees are currently payable to the Advisor, as $73,164 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement (as described above) as of March 31, 2012 and December 31, 2011 was $0 and $195,529, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued total capital gains incentive fees including $0 and $195,929 currently payable as of March 31, 2012 and December 31, 2011, respectively of $682,942 and $972,271 as of March 31, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the three months ended March 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

The Company has also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. Such costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2012 and 2011, the Company incurred administrator expenses payable to the Advisor of $823,892 and $568,065. As of March 31, 2012 and December 31, 2011, $0 and $338,569, respectively, was payable to the Advisor.

The Company and the Advisor have entered into a license agreement with THL Partners under which THL Partners has granted to the Company and the Advisor a non-exclusive, personal, revocable, worldwide, non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with the Company’s and the Advisor’s respective businesses. This license agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to the Company or the Advisor by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either the Company or the Advisor by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either the Company or the Advisor at the Company or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, the Company and the Advisor must cease to use the name and mark THL, including any use in the Company’s respective legal names, filings, listings and other uses that may require the Company to withdraw or replace the Company’s names and marks. Other than with respect to the limited rights contained in the license agreement, the Company and the Advisor have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners and third parties who deal with the Company have no recourse against THL Partners.

Due to Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as due to affiliate as of March 31, 2012 and December 31, 2011.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,047,720 shares, respectively, or 0.03% and 39.80%, respectively, of the Company’s common stock as of March 31, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

4. Realized Gains

The Company did not recognize any realized gains for the three months ended March 31, 2012 and 2011.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2012	2011
Numerator—net increase in net assets resulting from operations:	$5,706,346	$4,884,086
Denominator—basic and diluted weighted average common shares:	20,220,200	20,004,824
Basic and diluted net increase in net assets per common share resulting from operations:	$0.28	$0.24

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2012 and December 31, 2011, the Company had $24,500,000 and $5,000,000 of borrowings outstanding, respectively, at a weighted average interest rate of 3.7500% and 3.8125%, respectively.

On March 11, 2011, the Company entered into a three-year $115,000,000 syndicated credit facility, or the Facility, with ING Capital LLC, or ING, with an accordion feature that provides for expansion of the Facility up to $125,000,000, subject to customary conditions. The Facility was expanded to $125,000,000 on March 23, 2011. The Facility will expire on March 11, 2014.

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

For the three months ended March 31, 2012, the Company borrowed $25,300,000 and made $5,800,000 of repayments under the Facility. There were no borrowings or repayments for the three months ended March 31, 2011. As of March 31, 2012 and December 31, 2011, there were $24,500,000 and $5,000,000 of borrowings outstanding, respectively. Interest expense and related fees of $452,833 and $69,583 were incurred in connection with the facility during the three months ended March 31, 2012 and 2011, respectively.

7. Offering Expenses

As of March 31, 2012 and December 31, 2011, $379,687 and $327,267, respectively, of offering costs related to the Company’s shelf registration statement were incurred and are reflected in the Consolidated Statements of Assets and Liabilities as deferred offering costs. Such amounts are expected to be charged against paid in capital in excess of par upon closing of an offering under the Company’s shelf registration.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments to portfolio companies:

	As of
	March 31, 2012	December 31, 2011
Total commitments	$10,925,000	$10,925,000
Less: funded commitments	(2,715,750)	(499,500)

Total unfunded commitments	$8,209,250	$10,425,500

As of March 31, 2012 and December 31, 2011, the Company has also agreed to provide $7,480,000 and $7,850,000, respectively, of capital in delayed draw and capital expenditure facilities. The Company has also agreed to provide certain additional funding amounts of up to $4,666,667 to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of March 31, 2012 and December 31, 2011, such requirements and conditions had not been met.

9. Dividends

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30

On May 2, 2012, the Company’s board of directors declared a dividend of $0.30 per share, payable on June 29, 2012 to stockholders of record at the close of business on June 15, 2012. The dividend will be paid out of net income earned in the period from April 1, 2012 through June 30, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $13 and $4,048,573, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of March 31, 2012, approximately 85.3% would be from ordinary income and 14.7% would be from capital gains for tax purposes. However, except for capital gain distributions attributable to long-term capital gain recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

10. Financial Highlights

	For the three months ended March 31,
	2012	2011
Per Share Data:
Net asset value, beginning of period	$13.24	$13.06
Net investment income(1)	0.31	0.21
Net change in unrealized appreciation of investments(1)(2)	(0.03)	0.03

Net increase in net assets resulting from operations	0.28	0.24
Distributions to stockholders	(0.34)	(0.23)

Net asset value, end of period	$13.18	$13.07

Per share market value at end of period	$12.86	$13.66
Total return(3)(4)	8.08%	6.76%
Shares outstanding at end of period	20,220,201	20,220,197
Ratio/Supplemental Data:
Net assets at end of period	$266,448,197	$264,339,231
Ratio of operating expenses to average net assets(5)	6.88%	4.52%
Ratio of net investment income to average net assets(5)	9.27%	6.40%
Portfolio turnover(4)	6.10%	3.41%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized.
(5)	Annualized.

11. Subsequent Events

On April 13, 2012, the Company closed on a $1,500,000 follow-on investment in the subordinated term loans of Country Pure Foods, LLC, in connection with an acquisition.

On April 20, 2012, the Company was prepaid on $7,555,555, or the remainder of its investment, at par, in Charming Charlie, Inc. plus a prepayment premium.

On April 26, 2012, the Company sold its investment in Hickory Farms, Inc., at par, realizing proceeds of $9,463,885.

On April 30, 2012, the Company closed on an $8,666,667 investment in the subordinated term loan of a manufacturer operating in the textile waste recycling industry.

On May 1, 2012, the Company received $3,645,967, or 30% of its contributed capital in LCP Capital Fund LLC, in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps.

On May 2, 2012, the Company closed on a $13,000,000 investment in the subordinated term loan of IMDS Corporation (“IMDS”). Headquartered in Fort Worth, TX, IMDS is a provider of comprehensive outsourcing solutions for orthopedic and medical device companies.

On May 2, 2012, the Company’s board of directors declared a dividend of $0.30 per share, payable on June 29, 2012 to stockholders of record at the close of business on June 15, 2012. The dividend will be paid out of net income earned in the period from April 1, 2012 through June 30, 2012.

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

Overview

THL Credit, Inc. was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle market companies.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a BDC under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to THL Credit Partners BDC Holdings, L.P., or BDC Holdings, at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings. Since May 2011, BDC Holdings distributed an aggregate of 2.8 million shares of our common stock held by BDC Holdings to its partners. As of March 31, 2012 BDC Holdings owns 39.8% of our common stock.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the quarter ended March 31, 2012 with $287.5 million (at fair value), which represents a $20.5 million, or 7.7%, increase from the $267.0 million (at fair value) as of December 31, 2011. We also increased our portfolio to twenty-six companies, including THL Credit Greenway Fund LLC, as of March 31, 2012, from twenty-four companies, including Greenway, as of December 31, 2011. As of March 31, 2012, the portfolio was invested 32.0% in first lien debt, including unitranche loans, 19.7% in second lien debt, 42.9% in subordinated debt, 4.2% in income-producing investments in funds, and 1.2% in equity. As of December 31, 2011, the portfolio was invested 33.6% in first lien debt, including unitranche loans, 22.5% in second lien debt, 38.1% in subordinated debt, 4.5% in income-producing investments in funds, and 1.3% in equity.

At March 31, 2012, our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.4 million and $11.5 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.6 million and $19.5 million, respectively. At December 31, 2011, our average portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.4 million and $19.4 million, respectively.

At March 31, 2012, 41.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 58.6% bore interest at fixed rates. At December 31, 2011, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in funds in our portfolio at their current cost was 14.0% at March 31, 2012 as compared to 14.0% at December 31, 2011. The weighted average yield on our debt securities at their current cost was 13.7% at March 31, 2012 as compared to 13.8% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

Our portfolio companies currently have an average EBITDA of approximately $26 million based on the latest available financial information and our weighted average attachment point in the capital structure of our portfolio companies is approximately 3.1 times EBITDA.

Investment Activity

During the three months ended March 31, 2012, we made $36.2 million ($36.7 million at par) of investments including $20.3 million ($20.6 million at par) in two new portfolio companies and $16.0 million ($16.1 million at par) in three existing portfolio companies, including a refinancing of Food Processing Holdings, LLC (“Food Holdings”) and funding $2.6 million of delayed draw and revolver commitments. Debt investments funded in the three months ended March 31, 2012, included $2.6 million of first lien and $34.1 million of subordinated loans and had a weighted average yield of 13.9%.

During the three months ended March 31, 2011, we made $41.8 million ($42.3 million at par) of investments in five new portfolio companies, including our investment in Greenway. Debt investments funded in the three months ended March 31, 2011, included $0.1 million of first lien, $28.9 million of second lien and $12.7 million of subordinated loans and had a weighted average yield of 13.6%.

During the three months ended March 31, 2012, we received $16.7 million in proceeds principally from prepayments of our initial debt investment in Food Holdings and partial prepayments from our investment in Charming Charlie, Inc., as well as amortization of certain other investments. These proceeds included $0.1 million of prepayment premiums, which are related to Charming Charlie, Inc. During the three months ended March 31, 2011, we received $9.0 million in proceeds principally from the prepayment from Intelligrated, Inc., as well as amortization of certain other investments. These proceeds included $0.3 million of prepayment premiums recognized in connection with these transactions. The frequency or volume of any prepayments may fluctuate significantly from period to period.

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

Managed Fund

On January 14, 2011, THL Credit Greenway Fund LLC was formed as a Delaware limited liability company. Greenway is a portfolio company of ours. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011 (the “Agreement”). Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by us through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of March 31, 2012, $130.5 million of capital had been called by Greenway and our portion of total called capital was $0.01 million. As of March 31, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the three months ended March 31, 2012 and 2011, we earned $0.5 million and $0.1 million in fees related to Greenway, which are included in “other income” in the Consolidated Statements of Operations. As of March 31, 2012 and December 31, 2011, $0.5 million and $0.4 million of fees related to Greenway were included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Investment in Fund

We have invested in membership interests in LCP Capital Fund LLC, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2012 and December 31, 2011, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. Our exposure is limited to the amount of our contributed capital.

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

Asset Quality

We view active portfolio monitoring as a vital part of our investment process. We consider board observation rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to be critical to our performance. We have developed a monitoring template that promotes compliance with these standards and that is used as a tool by the Advisor’s investment committee to assess investment performance relative to plan. In addition, our portfolio companies may rely on us to provide financial and capital market expertise and may view us as a value-added resource.

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5. Effective March 31, 2012, the Advisor revised its scoring system in order to categorize, on a more granular level, each investment based upon its performance and may revise the scoring system in the future depending upon the nature of the portfolio. The changes from December 31, 2011, included moving investments with a previous score of a 2 to a new investment performance score of 3 and bifurcating a previous score of 1 between new investment performance scores of 1 and 2 based upon its performance. Overall, there was no significant change in the risk profile of the portfolio companies between December 31, 2011 and March 31, 2012.

The revised investment performance scores, or IPS, are as follows:

1 – The portfolio company is performing above our underwriting expectations.

2 – The portfolio company is performing as expected at the time of underwriting. All new investments are initially scored a 2.

3 – The portfolio company is operating below our underwriting expectations, and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio company is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal is expected.

5 – The portfolio company is performing substantially below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal amount is not expected to be repaid in full.

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 1.92 at March 31, 2012. The following is a distribution of the investment scores of our portfolio companies at March 31, 2012:

	March 31, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio
1(a)	$78.5	27.3%
2(b)	128.6	44.7%
3(c)	80.4	28.0%
4	—	—
5	—	—

Total	$287.5	100.0%

(a)	As of March 31, 2012, Investment Score “1” included $11.9 million of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2012, Investment Score “2” included $24.4 million of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2012, Investment Score “3” included $45.5 million of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of March 31, 2012 and December 31, 2011, we had no loans on non-accrual.

Results of Operations

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

Comparison of the Three Months Ended March 31, 2012 and 2011

Investment Income

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

Investment income for the three months ended March 31, 2012 totaled $10.7 million as compared to $7.1 million for the three months ended March 31, 2011. The increase in our investment income for the three months ended March 31, 2012 was primarily attributable to $9.6 million of interest income on debt securities and cash equivalents (including $0.8 million of PIK interest, $0.1 million of prepayment premiums and $0.8 million of accretion of discounts and other fees, of which $0.4 million is related to the Food Holdings refinancing), $0.5 million of interest income on income-producing equity securities, $0.5 million of fees related to Greenway and $0.1 million of other income. Our investment income for the three months ended March 31, 2011 was primarily attributable to $6.5 million of interest income on debt securities and cash equivalents (including $0.5 million of PIK interest, $0.3 million of prepayment premiums and $0.5 million of accretion of discounts and other fees, of which $0.3 million is related to the Intelligrated, Inc. realization), $0.3 million of interest income on income-producing securities, $0.1 million of fees related to Greenway and $0.1 million of other income. We also received cash proceeds related to PIK income previously recognized of $0.5 million and $0, for the three months ended March 31, 2012 and 2011, respectively.

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three months ended March 31, 2012 and 2011.

Expenses

Our primary operating expenses include the payment of base management fees, an incentive fee, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration agreement (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

Operating expenses totaled $4.6 million and $2.9 million for the three months ended March 31, 2012 and 2011, and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fees for the three months ended March 31, 2012 and 2011 were $1.0 million and $1.0 million, respectively, as provided for in the investment management agreement. The incentive fees for the three months ended March 31, 2012 and 2011 were $1.4 million, and $0.5 million, respectively. Such amounts include the effect of unrealized appreciation of ($0.1) and $0.5 respectively. Approximately $0.4 million, for the three months ended March 31, 2011, was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ financial statements. There can be no assurance that such unrealized capital (depreciation) appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether the Company is ultimately able to generate a net realized capital gain. As of March 31, 2012, $1.4 million of incentive fees are currently payable to the Advisor pursuant to the terms of the investment management agreement, as $0.1 million of incentive fees incurred were generated from deferred interest (i.e. PIK and certain discount accretion) and is not payable until such amounts are received in cash. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

Administrator expenses and expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense (“other expenses”) for the three months ended March 31, 2012 totaled $0.8 million and $0.7 million, respectively, as compared to $0.6 million and $0.7 million for the three months ended March 31, 2011. The increase in administrator expenses is due principally to additional resources and related costs to support our growth.

For the three months ended March 31, 2012, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $0.7 million. Borrowings and repayments under the credit facility were $25.3 million and $5.8 million, respectively, for the three months ended March 31, 2012. For the three months ended March 31, 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $0.1 million. There were no borrowings or repayments under the credit facility for the three months ended March 31, 2011. The increase in expenses related to the credit facility is due principally to the timing of the facility closing in March 2011 and the level of borrowings.

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

Net Investment Income

Net investment income was $6.2 million, or $0.31 per common share based on a weighted average of 20,220,200 common shares outstanding for the three months ended March 31, 2012, as compared to $4.1 million, or $0.21 per common share based on a weighted average of 20,004,824 common shares outstanding for the three months ended March 31, 2011. The increase in net investment income is attributable to the growth in the portfolio.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our portfolio company investments during the three months ended March 31, 2012 and 2011.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $(0.5) million for the three months ended March 31, 2012 and $0.7 million for the three months ended March 31, 2011. The change in unrealized appreciation on our investments was driven primarily by the realization of previously unrealized appreciation on Food Holdings in February 2012, changes in the capital market conditions, and in the financial performance of certain portfolio companies.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $5.7 million, or $0.28 per common share based on a weighted average of 20,220,200 common shares for the three months ended March 31, 2012, as compared to $4.9 million, or $0.24 per common share based on a weighted average of 20,004,824 common shares outstanding, for the three months ended March 31, 2011. The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $16.1 million and $29.2 million for the three months ended March 31, 2012 and 2011, respectively, primarily in connection with the purchase of investments. For the three months ended March 31, 2012, our financing activities provided cash of $19.5 million from net borrowings and used cash of $6.9 million for dividends to stockholders. For the three months ended March 31, 2011, our financing activities used cash of $6.1 million for the payment of financing costs and dividends to stockholders.

As of March 31, 2012, we deployed the proceeds received from our initial public offering. As a result, our liquidity and capital resources now will be derived primarily from our credit facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment objectives. To that end, we have a shelf registration statement on file, pursuant to which we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. However, there can be no assurance that these capital resources will be available to us when we are assessing capital markets.

As of March 31, 2012 and December 31, 2011, we had cash of $2.1 million and $5.6 million, respectively. We had no cash equivalents as of March 31, 2012 and December 31, 2011.

Credit Facility

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. As of March 31, 2012 and December 31, 2011, we had $24.5 million and $5.0 million of borrowings outstanding, respectively.

On March 11, 2011, we entered into a three-year $115 million syndicated credit facility with ING Capital LLC with an accordion feature that provides for expansion of the Facility up to $125 million, subject to customary conditions. The Facility was expanded to $125 million on March 23, 2011. The Facility will expire on March 11, 2014.

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

For the three months ended March 31, 2012, we borrowed $25.3 million and made $5.8 million of repayments under the Facility. There were no borrowings or repayments for the three months ended March 31, 2011. As of March 31, 2012 and December 31, 2011, there were $24.5 million and $5.0 million of borrowings outstanding, respectively. Interest expense and related fees of $0.5 million and $0.1 million were incurred in connection with the facility during the three months ended March 31, 2012 and 2011, respectively.

Other

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, to license a Small Business Investment Company. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance that we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP and its general partner, THL Credit SBIC GP, LLC, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of March 31, 2012 and December 31, 2011, the SBIC LP had investments in Express Courier International, Inc. and Sheplers, Inc., with an aggregate amortized cost basis of $19.8 million, and an investment in Sheplers, Inc., with an amortized cost basis of $12.8 million, respectively, that were pre-approved by the SBA.

Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments (in millions) to portfolio companies:

	As of
	March 31, 2012	December 31, 2011
Total commitments	$10.9	$10.9
Less: funded commitments	(2.7)	(0.5)

Total unfunded commitments	$8.2	$10.4

As of March 31, 2012 and December 31, 2011, the Company has also agreed to provide $7.5 and $7.9 million, respectively, of capital in delayed draw and capital expenditure facilities. The Company has also agreed to provide additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of March 31, 2012 and December 31, 2011, such requirements and conditions had not been met.

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30

On May 2, 2012, our board of directors declared a dividend of $0.30 per share, payable on June 29, 2012 to stockholders of record at the close of business on June 15, 2012. The dividend will be paid out of net investment income earned in the period from April 1, 2012 through June 30, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $0.0 million and $4.0 million, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of March 31, 2012, approximately 85.3% would be from ordinary income and 14.7% would be from capital gains for tax purposes. However, except for capital gain distributions attributable to long-term capital gains recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

Related Party Transactions

Investment Management and Administration Agreements

On March 6, 2012, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the three months ended March 31, 2012 and 2011, we incurred $1.5 million and $0, respectively, of incentive fees related to ordinary income. As of March 31, 2012, $1.4 million of such incentive fees are currently payable to the Advisor, as $0.1 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to our Advisor under the investment management agreement (as described above) as of March 31, 2012 and December 31, 2011 was $0 and $0.2 million, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we have accrued total capital gains incentive fees including $0 and $0.2 million currently payable as of March 31, 2012 and December 31, 2011, respectively, of $0.7 million and $1.0 million as of March 31, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $0.4 million of the accrued potential capital gains incentive fee for the three months ended March, 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

License Agreement

We and the Advisor have entered into a license agreement with THL Partners under which THL Partners has granted to us and the Advisor a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or the Advisor by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or the Advisor by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or the Advisor at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and the Advisor must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and the Advisor have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners.

Due to Affiliate

The Advisor paid certain other general and administrative expenses on our behalf. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as “Due to affiliate.”

Managed Funds

Greenway

On January 14, 2011, Greenway was formed as a Delaware limited liability company. Greenway is a portfolio company of THL Credit, Inc. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway has a two year investment period.

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of March 31, 2012, $130.5 million of capital had been called by Greenway and our portion of total called capital was $0.01 million. As of March 31, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the three months ended March 31, 2012 and 2011, we earned $0.5 million and $0.1 million in fees related to Greenway, which are included in other income in the Consolidated Statements of Operations. As of March 31, 2012 and December 31, 2011, $0.5 million and $0.4 million of fees related to Greenway were included in “Due from affiliate” on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

THL Credit SBIC, LP

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance that we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP and its general partner, THL Credit SBIC GP, LLC, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of ours. The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. As of March 31, 2012 and December 31, 2011, the SBIC LP had investments in Express Courier International, Inc. and Sheplers, Inc., with an aggregate amortized cost basis of $19.8 million, and an investment in Sheplers, Inc., with an amortized cost basis of $12.8 million, respectively, that were pre-approved by the SBA.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,047,720 shares, respectively, or 0.03% and 39.80%, respectively, of our common stock as of March 31, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

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

The following provides quantitative information about our Level 3 fair value measurements:

Description:	Fair Value (Millions)	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien debt	$91.9	Discounted cash flows (income approach)	Weighted average cost of capital	11% - 13% (12%)
Second lien debt	56.6	Discounted cash flows (income approach)	Weighted average cost of capital	15% - 17% (16%)
Subordinated debt	123.5	Discounted cash flows (income approach)	Weighted average cost of capital	14% - 16% (15%)
Investments in funds	12.0	Discounted cash flows (income approach) Net asset value, as a practical expedient	Weighted average cost of capital Net asset value	13% - 26% (19%) N/A
Equity investments	3.5	Market comparable companies (market approach)	EBITDA multiple	6.1 –7.1 (6.6)

Total investments	$287.5

(1)	The minimum and maximum values were determined using the weighted average of the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of our debt securities (first lien debt, second lien debt and subordinated debt), including income-producing investments in funds is the weighted average cost of capital. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, we consider current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

The primary significant unobservable input used in the fair value measurement of our equity investments is the EBITDA multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of March 31, 2012 and December 31, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

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

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of March 31, 2012 and December 31, 2011, we have accrued $0 and $0.02 million, respectively, for federal excise taxes.

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

Recent developments

On April 13, 2012, we closed on a $1.5 million follow-on investment in the subordinated term loans of Country Pure Foods, LLC, in connection with an acquisition.

On April 20, 2012, we were prepaid on $7.6 million, or the remainder of our investment, at par, in Charming Charlie, Inc. plus a prepayment premium.

On April 26, 2012, we sold our investment in Hickory Farms, Inc., at par, realizing proceeds of $9.5 million.

On April 30, 2012, we closed on an $8.7 million investment in the subordinated term loan of a manufacturer operating in the textile waste recycling industry.

On May 1, 2012, we received $3.6 million, or 30% of our contributed capital in LCP Capital Fund LLC in connection with a reduction in our commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps.

On May 2, 2012, we closed on a $13.0 million investment in the subordinated term loan of IMDS Corporation (“IMDS”). Headquartered in Fort Worth, TX, IMDS is a provider of comprehensive outsourcing solutions for orthopedic and medical device companies.

On May 2, 2012, our board of directors declared a dividend of $0.30 per share, payable on June 29, 2012 to stockholders of record at the close of business on June 15, 2012. The dividend will be paid out of net income earned in the period from April 1, 2012 through June 30, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2012, 58.6%, or seventeen, of the debt investments in our portfolio bore interest at fixed rates. Fourteen of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2012, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net income by less than $0.2 million due to the current floors in place. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We may hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments. For the quarters ended March 31, 2012 and March 31, 2011, we did not engage in hedging activities.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012 and in the Company’s registration statement on Form N-2 filed with the Securities and Exchange Commission on June 22, 2011 and as amended on August 25, 2011, October 18, 2011 and March 15, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of one share and 304,090 shares of common stock under our dividend reinvestment plan during the three months ended March 31, 2012 and 2011, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the three months ended March 31, 2012 and 2011, was approximately $0.0 million and $4.0 million, respectively.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 3, 2012	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: May 3, 2012	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer