Form 10-Q
period 2012-06-30
THL Credit, Inc.
filed 2012-07-30
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at July 30, 2012 was 20,220,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	June 30, 2012 (unaudited)	December 31, 2011
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $326,881,792 and $263,100,758, respectively)	$330,324,550	$266,981,836
Non-controlled, affiliated investments (cost of $14,060 and $10,864, respectively)	14,060	11,496

Total investments at fair value (cost of $326,895,852 and $263,111,622, respectively)	330,338,610	266,993,332
Cash	2,222,164	5,572,753
Deferred financing costs	4,335,736	1,860,484
Interest receivable	3,379,046	1,440,057
Due from affiliate	685,250	511,842
Deferred offering costs	425,187	327,267
Receivable for paydown of investment	258,621	258,621
Prepaid expenses and other assets	235,145	185,075

Total assets	$341,879,759	$277,149,431

Liabilities:
Loans payable	$70,200,000	$5,000,000
Accrued incentive fees	2,668,113	2,689,030
Base management fees payable	1,107,244	1,013,048
Accrued expenses	502,357	466,030
Accrued credit facility fees and interest	478,586	5,451
Interest rate derivative	574,427	—
Accrued administrator expenses	—	338,569
Due to affiliate	—	20,597

Total liabilities	75,530,727	9,532,725
Net Assets:
Preferred stock, par value $0.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 20,220,202 and 20,220,200 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	20,220	20,220
Paid-in capital in excess of par	262,289,377	262,289,351
Net unrealized appreciation on investments	3,442,758	3,881,710
Net unrealized depreciation on interest rate derivative	(574,427)	—
Accumulated undistributed net realized gain	—	917,830
Accumulated undistributed net investment income	1,171,104	507,595

Total net assets	266,349,032	267,616,706

Total liabilities and net assets	$341,879,759	$277,149,431

Net asset value per share	$13.17	$13.24

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$11,002,847	$8,125,991	$21,153,170	$15,005,664
Other income	62,366	157,220	131,300	255,827
Dividend income	—	279,676	—	279,676
From non-controlled, affiliated investment:
Other income	693,338	554,148	1,223,672	634,330

Total investment income	11,758,551	9,117,035	22,508,142	16,175,497
Expenses:
Incentive fees	1,635,336	1,113,150	3,061,584	1,614,903
Base management fees	1,107,244	998,805	2,146,554	1,990,265
Credit facility interest and fees	759,860	315,973	1,212,693	385,556
Administrator expenses	676,996	715,971	1,500,888	1,284,036
Professional fees	356,727	312,474	562,405	533,942
Amortization of deferred financing costs	237,285	210,045	448,915	256,978
Other general and administrative expenses	224,544	221,166	401,871	418,172
Directors’ fees	134,875	134,875	269,750	269,750
Insurance expenses	111,065	123,700	216,875	315,308

Total expenses	5,243,932	4,146,159	9,821,535	7,068,910

Net investment income	6,514,619	4,970,876	12,686,607	9,106,587
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	26,690	1,579,444	(438,320)	2,327,819
Non-controlled, affiliated investments	—	100	(632)	100

Net change in unrealized appreciation on investments	26,690	1,579,544	(438,952)	2,327,919
Unrealized depreciation on interest rate derivative	(574,427)	—	(574,427)	—

Net increase in net assets resulting from operations	$5,966,882	$6,550,420	$11,673,228	$11,434,506

Net investment income per common share:
Basic and diluted	$0.32	$0.25	$0.63	$0.45
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.30	$0.32	$0.58	$0.57
Weighted average shares of common stock outstanding:
Basic and diluted	20,220,201	20,220,197	20,220,201	20,113,105

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	For the six months ended June 30,
	2012	2011
Increase in net assets resulting from operations:
Net investment income	$12,686,607	$9,106,587
Net change in unrealized appreciation on investments	(438,952)	2,327,919
Unrealized depreciation on interest rate derivative	(574,427)	—

Net increase in net assets resulting from operations	11,673,228	11,434,506
Distributions to stockholders	(12,940,928)	(9,664,244)
Capital share transactions:
Reinvestment of dividends	26	4,048,586

Net increase in net assets from capital share transactions	26	4,048,586

Total (decrease) increase in net assets	(1,267,674)	5,818,848
Net assets at beginning of period	267,616,706	260,015,769

Net assets at end of period	$266,349,032	$265,834,617

Common shares outstanding at end of period	20,220,202	20,220,198

Capital share activity:
Shares issued from reinvestment of dividends	2	304,091

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$11,673,228	$11,434,506
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	438,952	(2,327,919)
Unrealized depreciation on interest rate derivative	574,427	—
Purchases of investments	(101,811,438)	(96,740,864)
Proceeds from sale and paydown of investments	41,025,267	11,659,543
Increase in investments due to PIK	(1,816,327)	(1,152,865)
Amortization of deferred financing costs	448,915	256,978
Accretion of discounts on investments and other fees	(1,181,732)	(1,048,753)
Income from investment in member interest	—	(330,913)
Increase in interest receivable	(1,938,989)	(1,293,655)
Increase in receivable for paydown of investment	—	(258,621)
Increase in receivable due from affiliate	(173,408)	(118,635)
Increase in prepaid expenses and other assets	(50,070)	(25,911)
Increase in accrued expenses	27,998	185,886
Increase in accrued credit facility fees and interest	473,135	5,451
Increase in base management fees payable	94,196	19,489
Decrease in accrued administrator expenses	(338,569)	(166,250)
(Decrease) increase in accrued incentive fee	(20,917)	1,614,903
(Decrease) increase in due to affiliate	(20,597)	10,884

Net cash used for operating activities	(52,595,929)	(78,276,746)

Cash flows from financing activities
Borrowings under credit facility	117,800,000	—
Repayments under credit facility	(52,600,000)	—
Deferred offering costs paid	(89,591)	(38,707)
Distributions paid	(12,940,902)	(8,603,074)
Financing costs paid	(2,924,167)	(2,526,127)

Net cash provided by (used for) financing activities	49,245,340	(11,167,908)

Net decrease in cash	(3,350,589)	(89,444,654)
Cash, beginning of period	5,572,753	110,140,711

Cash, end of period	$2,222,164	$20,696,057

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$366,023	$—

Non-cash financing activities:

For the six months ended June 30, 2012 and 2011, 2 shares and 304,091 shares, respectively, of common stock were issued in connection with dividend reinvestments of $26 and $4,048,586, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2012

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—124.02% of net asset value
AIM Media Texas Operating, LLC
Second Lien Loan, 13.0% cash, 3.0% PIK, due 6/21/17(25)	Media	6/21/12	$10,500,000	$10,238,473	$10,238,473
Member interest(6)(12)			0.763636	763,636	763,636

				11,002,109	11,002,109
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace &	9/7/11	$4,000,000	3,835,137	3,835,137
Class A Warrants(3)	defense		511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(4)				—	—

				3,947,736	3,947,736
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,444,014	12,984,554	13,175,134
Warrant for Class B			156,552	349,000	300,000

				13,333,554	13,475,134
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(5)	Restaurants	5/24/11	$7,452,051	7,390,954	7,452,051
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(4)(5)			$499,500	492,295	499,500
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(4)(5)			$832,500	822,893	832,500

				8,706,142	8,784,051
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16	Food & beverage	8/13/10	$15,878,129	15,644,571	15,560,567

				15,644,571	15,560,567
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(5)	Manufacturing	6/16/11	$9,354,686	9,209,131	9,261,139

				9,209,131	9,261,139
Dr. Fresh Inc.
Subordinated Term Loan, 12.0% cash, 2.0% PIK, due 11/15/17(22)	Consumer products	5/15/12	$9,357,703	9,174,014	9,174,014

				9,174,014	9,174,014
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights, expires 12/31/29(18)(24)	Financial services	6/1/12	—	12,500,000	12,500,000

				12,500,000	12,500,000

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Express Courier International, Inc.
Secured Subordinated Term Loan, 11.0% cash, 2.0% PIK, due 7/17/16(6)(7)	Business services	1/17/12	$7,153,408	7,022,014	7,022,014

				7,022,014	7,022,014
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(5)	Restaurants	5/17/11	$8,200,000	8,065,624	8,200,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(5)(8)(9)			—	(77,504)	—
Common stock(3)			1,906	190,600	215,000

				8,178,720	8,415,000
Food Processing Holdings, LLC
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/28/17(10)(11)	Food &	2/28/12	$13,639,782	13,510,458	13,510,458
Class A Units(21)	beverage		162.44	163,268	181,000
Class B Units(21)			406.09	408,161	400,000

				14,081,887	14,091,458
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(5)	Election services	7/1/11	$9,713,870	9,550,580	9,568,162
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(4)(5)(9)			—	(47,980)	—

				9,502,600	9,568,162
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(13)	Business services	6/4/10	$13,727,491	13,432,551	13,864,766

				13,432,551	13,864,766
IMDS Corporation
Subordinated Term Loan, 12.5% cash, 3.0% PIK, due 11/2/17(23)	Healthcare, device manufacturing	5/2/12	$13,065,000	12,746,332	12,746,332

				12,746,332	12,746,332
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$11,133,094	10,788,697	11,133,094
Member interest(6)(12)			1,393	1,393,309	1,466,500

				12,182,006	12,599,594
LCP Capital Fund LLC
Member interest(12)(14)(15)(16)	Financial services	4/20/10	$8,354,033	8,354,033	8,354,033

				8,354,033	8,354,033
Martex Fiber Southern Corp.
Subordinated Term Loan, 12.0% cash, 1.5% PIK, due 10/31/19(20)	Manufacturing, textiles	4/30/12	$8,689,056	8,560,824	8,560,824

				8,560,824	8,560,824

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
MModal MQ Inc. (formerly known as MedQuist, Inc.)
Senior Subordinated Note, 13.0% cash, due 10/14/16(17)(18)	Business services	9/30/10	$6,000,000	5,857,822	6,420,000

				5,857,822	6,420,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(19)	Manufacturing	10/7/10	$14,596,401	14,283,909	13,282,725
Warrant for Common				—	—

				14,283,909	13,282,725
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,369,721	13,163,694	13,503,418

				13,163,694	13,503,418
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(5)	Communications	12/3/10	$10,948,276	10,695,603	10,948,276

				10,695,603	10,948,276
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(5)(6)	Retail & grocery	12/20/11	$11,426,463	11,162,682	11,312,199
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(6)			$1,716,056	1,684,870	1,698,895

				12,847,552	13,011,094
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare,	4/20/10	$18,633,761	18,239,019	18,726,930
Member interest(3)(12)	ambulatory surgery centers		469,673	469,673	1,025,000

				18,708,692	19,751,930
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15	Energy / Utilities	10/14/10	$14,902,664	14,781,284	14,977,178

				14,781,284	14,977,178
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(5)	Energy / Utilities	6/22/11	$12,183,595	11,982,075	12,305,431
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(4)(5)			$1,800,000	1,768,210	1,800,000

				13,750,285	14,105,431
The Studer Group, L.L.C.
Senior Subordinated Notes, 12.0% cash, 2.0% PIK, due 3/29/17	Healthcare, consulting	9/29/11	$12,328,827	12,108,417	12,143,894

				12,108,417	12,143,894

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Trinity Services Group, Inc.
Senior Subordinated Note, 12.0% cash, 1.5% PIK due 9/29/17(20)	Food & beverage	3/29/12	$14,035,587	13,832,423	13,895,231

				13,832,423	13,895,231
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(5)	Business services	3/31/11	$10,000,000	9,915,447	10,000,000

				9,915,447	10,000,000
YP Intermediate Holdings Corp.
Senior Secured Term Loan, 12.0% cash, 3.0% PIK, due 5/8/17	Media, advertising	5/8/12	$9,641,237	9,358,347	9,358,347
Warrant for Member interest(6)(12)				93	93

				9,358,440	9,358,440

Non-controlled/non-affiliated investments—124.02% of net asset value				$326,881,792	$330,324,550
Non-controlled/affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(12)(16)	Financial services	1/27/11		14,060	14,060

				14,060	14,060

Total investments—124.02% of net asset value				$326,895,852	$330,338,610

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000,000	$—	$(574,427)

Total derivative instruments—(0.22)% of net asset value						$—	$(574,427)

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(4)	Issuer pays 0.5% unfunded commitment fee on facility.
(5)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(6)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(7)	At the option of the issuer on a quarterly basis—13.0% cash, or 2.0% PIK and 11.0% cash.
(8)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Interest held in companies related to the portfolio company.
(11)	At the option of the issuer on a quarterly basis—15.0% cash, or 3.0% PIK and 12.0% cash.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	At the option of the issuer on a quarterly basis—16.5% cash, or 3.0% PIK and 13.5% cash.
(14)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(15)	Income producing security with no stated coupon; cash yield for the three months ended June 30, 2012 was approximately 17.7%.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	At the option of the issuer on a quarterly basis—13.0% cash, or 2.0% PIK and 12.0% cash.
(18)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(19)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(20)	At the option of the issuer on a quarterly basis—13.5% cash, or 1.5% PIK and 12.0% cash.
(21)	Initial investment made on 4/20/10.
(22)	At the option of the issuer on a quarterly basis—14.0% cash, or 2.0% PIK and 12.0% cash.
(23)	At the option of the issuer on a quarterly basis—15.5% cash, or 3.0% PIK and 12.5% cash.
(24)	Income-producing security with no stated coupon; yield for the three months ended June 30, 2012 was approximately 16.4%.
(25)	At the option of the issuer on a quarterly basis—16.0% cash, or 3.0% PIK and 13.0% cash.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—99.77% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace &	9/7/11	$4,000,000	$3,813,884	$3,813,884
Class A Warrants	defense		511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(15)				—	—

				3,926,483	3,926,483
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,309,104	12,800,455	12,909,831
Warrant for Class B			156,552	349,000	87,250

				13,149,455	12,997,081
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$11,333,333	11,190,332	11,333,333

				11,190,332	11,333,333
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(8)	Restaurants	5/24/11	$7,489,562	7,421,884	7,452,114
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)			$499,500	491,374	499,500
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)(18)			—	(10,835)	—

				7,902,423	7,951,614
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$14,189,988	13,964,606	13,906,188

				13,964,606	13,906,188
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(8)	Manufacturing	6/16/11	$11,533,333	11,328,752	11,328,752

				11,328,752	11,328,752
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(8)	Restaurants	5/17/11	$8,200,000	8,052,049	8,118,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(8)(17)(18)			—	(87,466)	—
Common stock			1,906	190,600	190,600

				8,155,183	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food &	4/20/10	$12,569,273	12,131,303	12,569,273
Class A Units(5)	beverage		162.44	163,268	190,000
Class B Units(5)			406.09	408,161	408,161

				12,702,732	13,167,434
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(8)	Election services	7/1/11	$10,500,000	10,306,298	10,306,298
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(8)(15)(17)			—	(53,957)	—

				10,252,341	10,306,298
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(18)	Business services	6/4/10	$13,624,174	13,298,742	13,624,174

				13,298,742	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 9/28/12(8)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$10,938,684	10,523,464	10,938,684
Member interest(5)(9)			1,393	1,393,309	1,393,309

				11,916,773	12,331,993
LCP Capital Fund LLC
Member interest(3)(5)(7)(10)	Financial services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000
MModal MQ Inc. (formerly known as MedQuist, Inc.)
Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	9/30/10	$6,000,000	5,845,968	6,120,000

				5,845,968	6,120,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	10/7/10	$14,413,653	14,065,806	14,125,380
Warrant for Common				—	120,000

				14,065,806	14,245,380
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,235,557	13,008,862	13,367,912

				13,008,862	13,367,912

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(8)	Communications	12/3/10	$11,465,517	11,155,137	11,465,517

				11,155,137	11,465,517
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(8)(9)	Retail & grocery	12/20/11	$11,426,463	11,142,051	11,142,051
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(9)			$1,677,067	1,643,697	1,643,697

				12,785,748	12,785,748
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare,	4/20/10	$18,358,861	17,939,323	18,358,861
Member interest(5)(6)	ambulatory surgery centers		469,673	469,673	1,025,000

				18,408,996	19,383,861
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy / Utilities	10/14/10	$14,978,952	14,837,337	14,978,952

				14,837,337	14,978,952
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy / Utilities	6/22/11	$12,061,333	11,840,577	12,061,333
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(8)(16)(17)			—	(35,774)	—

				11,804,803	12,061,333
The Studer Group, LLC
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,263,422	12,027,298	12,027,298

				12,027,298	12,027,298
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(8)	Business services	3/31/11	$10,000,000	9,909,096	9,900,000

				9,909,096	9,900,000

Non-controlled/ non-affiliated investments—99.77% of net asset value				$263,100,758	$266,981,836
Non-controlled/ affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(5)(10)	Financial services	1/27/11		10,864	11,496

				10,864	11,496

Total investments—99.77% of net asset value				$263,111,622	$266,993,332

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(9)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
(12)	Publicly traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 0.5% unfunded commitment fee on facility quarterly.
(16)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(17)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)	16.5% cash, or 3.0% PIK and 13.5% cash, at the option of the issuer on a quarterly basis.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2012

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

The Company was initially funded on July 23, 2009, issuing 6,700 shares of common stock at an aggregate purchase price of $100,500 to THL Credit Opportunities, L.P., an affiliate of THL Credit Advisors LLC, or the Advisor. While the Company incurred certain costs in connection with an anticipated initial public offering, which ultimately would have been borne by the Advisor had the offering not closed; the Company did not formally commence principal operations until the completion of the offering on April 21, 2010, as described below.

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

The Company has established wholly owned subsidiaries, THL Credit AIM Media Holdings Inc., THL Credit Holdings, Inc. and THL Credit YP Holdings Inc, which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Tax blockers are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

On April 8, 2011, the Company received a “Greenlight” letter allowing it to file an application to license a small business investment company, or SBIC, with the Investment Division of the Small Business Administration, or the SBA. The application was submitted and formally accepted on September 21, 2011. As of June 30, 2012, the SBIC had not received its license to operate as an SBIC. There can be no assurance when or if the SBIC will be able to obtain such license or that the Company will be able to capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. The SBIC will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of June 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28,430,390 and fair market value of $28,593,932 that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12,785,748 that was pre-approved by the SBA.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2012 and December 31, 2011.

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

Interest Rate Derivative

The Company does not use hedge accounting as it considers its derivative an economic hedge. The Company recognizes derivatives as either interest rate derivative assets or liabilities at fair value on its Consolidated Statements of Assets and Liabilities with valuation changes and interest rate payments recorded as net change in unrealized appreciation (depreciation) on interest rate derivative and interest rate derivative periodic interest payments, net, respectively, on the Consolidated Statements of Operations. See also the disclosure in Note 7, Interest Rate Derivative.

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

The types of factors that the Company may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Company’s board of directors, in consultation with the Company’s independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

The Company values its interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

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

Investment Risk

The value of investments will generally fluctuate with, among other things, changes in prevailing interest rates, federal tax rates, counterparty risk, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, the Company’s ability to dispose of investments at a price and time that the Company deems advantageous may be impaired. The extent of this exposure is reflected in the carrying value of these financial assets and recorded in the Consolidated Statements of Assets and Liabilities.

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

The following is a summary of the industry classification in which the Company invests as of June 30, 2012:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,947,736	$3,947,736	1.48%
Business services	49,391,528	50,810,198	19.09%
Communications	10,695,603	10,948,276	4.11%
Consumer products	9,174,014	9,174,014	3.44%
Election services	9,502,600	9,568,162	3.59%
Energy / Utilities	28,531,569	29,082,609	10.92%
Financial services	20,868,093	20,868,093	7.83%
Food & beverage	43,558,881	43,547,256	16.35%
Healthcare, ambulatory surgery centers	18,708,692	19,751,930	7.42%
Healthcare, consulting	12,108,417	12,143,894	4.56%
Healthcare, dental services	12,182,006	12,599,594	4.73%
Healthcare, device manufacturing	12,746,332	12,746,332	4.79%
Manufacturing	23,493,040	22,543,864	8.46%
Manufacturing, textiles	8,560,824	8,560,824	3.21%
Media	11,002,109	11,002,109	4.13%
Media, advertising	9,358,440	9,358,440	3.51%
Restaurants	16,884,862	17,199,051	6.46%
Retail & grocery	26,181,106	26,486,228	9.94%

Total investments	$326,895,852	$330,338,610	124.02%

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2012:

Region:	Cost	Fair Value	% of Net Assets

Midwest	$64,297,499	$65,200,984	24.48%
Northeast	35,286,739	35,848,917	13.46%
Northwest	13,333,554	13,475,134	5.06%
Southeast	102,019,613	103,602,881	38.90%
Southwest	82,173,383	82,088,404	30.81%
West	29,785,064	30,122,290	11.31%

Total investments	$326,895,852	$330,338,610	124.02%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,926,483	$3,926,483	1.47%
Business services	42,062,668	43,012,086	16.08%
Communications	11,155,137	11,465,517	4.28%
Election services	10,252,341	10,306,298	3.85%
Energy / Utilities	26,642,140	27,040,285	10.10%
Financial services	12,010,864	12,011,496	4.49%
Food & beverage	36,131,223	36,537,507	13.65%
Healthcare, ambulatory surgery centers	18,408,996	19,383,861	7.24%
Healthcare, consulting	12,027,298	12,027,298	4.49%
Healthcare, dental services	11,916,773	12,331,993	4.61%
Manufacturing	25,394,558	25,574,132	9.56%
Restaurants	16,057,606	16,260,214	6.08%
Retail & grocery	37,125,535	37,116,162	13.87%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,850,595	$74,476,659	27.82%
Northeast	17,856,832	18,131,496	6.78%
Northwest	13,149,455	12,997,081	4.86%
Southeast	70,058,029	71,792,628	26.83%
Southwest	67,132,478	68,229,951	25.50%
West	21,064,233	21,365,517	7.98%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$79,679,374	$—	$—	$79,679,374
Second lien debt	68,056,510	—	—	68,056,510
Subordinated debt	157,270,805	—	—	157,270,805
Investments in funds	8,368,093	—	—	8,368,093
Equity investments	4,463,828	—	—	4,463,828
Investment in payment rights	12,500,000	—	—	12,500,000

Total investments	$330,338,610	$—	$—	$330,338,610

Interest rate derivative	(574,427)	—	(574,427)	—

Total liability at fair value	$(574,427)	$—	$(574,427)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien debt	$89,488,235	$—	—	$89,488,235
Second lien debt	60,124,938	—	—	60,124,938
Subordinated debt	101,841,744	—	—	101,841,744
Investments in funds	12,011,496	—	—	12,011,496
Equity investments	3,526,919	—	—	3,526,919

Total investments	$266,993,332	$—	$—	$266,993,332

The following table rolls forward the changes in fair value during the six months ended June 30, 2012 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in Payment Rights	Totals
Beginning balance, January 1, 2012	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$—	$266,993,332
Purchases	3,048,750	19,570,740	65,924,284	3,935	763,729	12,500,000	101,811,438
Sales and repayments	(13,475,955)	(11,333,333)	(12,569,273)	(3,646,706)	—	—	(41,025,267)
Unrealized appreciation (depreciation)(1)	245,984	(853,811)	(3,673)	(632)	173,180	—	(438,952)
Net amortization of premiums, discounts and fees	250,104	242,667	688,961	—	—	—	1,181,732
PIK	122,256	305,309	1,388,762	—	—	—	1,816,327

Ending balance, June 30, 2012	$79,679,374	$68,056,510	$157,270,805	$8,368,093	$4,463,828	$12,500,000	$330,338,610

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$245,984	$(710,810)	$434,297	$(632)	$173,180	$—	$142,019

The following table rolls forward the changes in fair value during the six months ended June 30, 2011 for investments classified within Level 3(2):

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$35,184,846	$33,968,221	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases	48,374,097	30,883,333	17,203,917	9,065	270,452	96,740,864
Sales and repayments	(567,535)	(8,738,889)	(335,541)	(1,122,033)	(895,545)	(11,659,543)
Unrealized appreciation (depreciation)(1)	823,307	416,696	1,287,623	100	(199,807)	2,327,919
Net amortization of premiums, discounts and fees	135,505	385,645	527,603	—	—	1,048,753
PIK and non cash earnings	6,000	219,601	927,264	330,913	—	1,483,778

Ending balance, June 30, 2011	$83,956,220	$57,134,607	$86,187,756	$12,009,029	$4,183,338	$243,470,950

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$823,306	$990,737	$1,287,623	$100	$7,648	$3,109,414

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	For the six months ended June 30, 2011, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balance as of January 1, 2011 has been adjusted to conform to the revised classifications.

The following provides quantitative information about Level 3 fair value measurements:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien debt	$79,679,374	Discounted cash flows (income approach)	Weighted average cost of capital	10% - 12% (11%)
Second lien debt	68,056,510	Discounted cash flows (income approach)	Weighted average cost of capital	16% - 18% (17%)
Subordinated debt	157,270,805	Discounted cash flows (income approach)	Weighted average cost of capital	14% - 16% (15%)
Investments in funds	8,368,093	Discounted cash flows (income approach)	Weighted average cost of capital	14% - 22% (18%)
		Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	4,463,828	Market comparable companies (market approach)	EBITDA multiple	5.8 - 6.7 (6.2)
Investment in payment rights(2)	12,500,000	Discounted cash flows (income approach)	Weighted average cost of capital and federal tax rates	14% - 18% (16%)

Total investments	$330,338,610

(1)	The minimum and maximum values were determined using the weighted average of the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien debt, second lien debt and subordinated debt), including income-producing investments in funds and payment rights, is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Investment in Tax Receivable Agreement Payment Rights

In June 2012, the Company invested in a TRA that entitles it to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to the Company. Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest, which is calculated from the due date of the Duff & Phelps’ federal tax return until the date the payment is made to the Company. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually and will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, the liquidity of the underlying payment right, risk of tax law changes and any other factors which might impact the value of the payment right. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. During the three and six months ended June 30, 2012, the Company recognized $162,933 of income in connection with the TRA payment rights. As of June 30, 2012, the value of the Company’s interest in the TRA was $12,500,000 and is reflected in the Consolidated Schedule of Investments.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of June 30, 2012, all of the capital had been called by Greenway. As of June 30, 2012 and December 31, 2011, the value of the Company’s interest in Greenway was $14,060 and $11,496, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2012, the Company earned $693,338 and $1,223,672 in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2011, the Company earned $554,148 and $634,330 in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, $668,985 and $410,479 of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

The Company has invested in membership interests in LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2012 and December 31, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,645,967 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of June 30, 2012 and December 31, 2011, the value of the Company’s interest in LCP was $8,354,033 and $12,000,000, respectively, and is reflected in the Consolidated Schedules of Investments.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the Company’s Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 18 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which the Company will not be exposed.

Security Transactions, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation on investments in the Consolidated Statements of Operations. The Company reports changes in fair value of the interest rate derivative that is measured at fair value as a component of net change in unrealized appreciation or depreciation on interest rate derivative in the Consolidated Statements of Operations.

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

The Company recorded $1,170,190 and $1,939,202 in PIK income for the three and six months ended June 30, 2012, respectively. The Company recorded $623,727 and $1,152,864 in PIK income for the three and six months ended June 30, 2011, respectively. The Company received cash proceeds related to PIK income previously recognized of $523,868 and $0, for the three and six months ended June 30, 2012 and 2011, respectively.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three and six months ended June 30, 2012 and 2011, respectively.

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

For the three and six months ended June 30, 2012, the Company incurred base management fees payable to the Advisor of $1,107,244 and $2,146,554, respectively. For the three and six months ended June 30, 2011, the Company incurred base management fees payable to the Advisor of $998,805 and $1,990,265, respectively. As of June 30, 2012 and December 31, 2011, $1,107,244 and $1,013,048, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2012, the Company incurred $1,629,999 and $3,149,646, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2011, the Company incurred $797,241 of incentive fees related to ordinary income. As of June 30, 2012, $1,462,221 of such incentive fees are currently payable to the Advisor, as $167,778 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement (as described above) as of June 30, 2012 and December 31, 2011 was $0 and $195,929, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued total capital gains incentive fees including $0 and $195,929 currently payable as of June 30, 2012 and December 31, 2011, respectively of $688,280 and $972,271 as of June 30, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the six months ended June 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the three and six months ended June 30, 2012, the Company incurred administrator expenses payable to the Advisor of $676,996 and $1,500,888, respectively. For the three and six months ended June 30, 2011, the Company incurred administrator expenses payable to the Advisor of $715,971 and $1,284,036, respectively. As of June 30, 2012 and December 31, 2011, $0 and $338,569, respectively, was payable to the Advisor.

The Company and the Advisor have entered into a license agreement with THL Partners, L.P., or THL Partners, under which THL Partners has granted to the Company and the Advisor a non-exclusive, personal, revocable, worldwide, non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with the Company’s and the Advisor’s respective businesses. This license agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to the Company or the Advisor by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either the Company or the Advisor by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either the Company or the Advisor at the Company or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, the Company and the Advisor must cease to use the name and mark THL, including any use in the Company’s respective legal names, filings, listings and other uses that may require the Company to withdraw or replace the Company’s names and marks. Other than with respect to the limited rights contained in the license agreement, the Company and the Advisor have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with the Company have no recourse against THL Partners.

Due to Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. Such amounts, if any, have been recorded in the Consolidated Statements of Assets and Liabilities as due to affiliate as of June 30, 2012 and December 31, 2011.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,047,720 shares, respectively, or 0.03% and 39.80%, respectively, of the Company’s common stock as of June 30, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

4. Realized Gains

The Company did not recognize any realized gains for the three and six months ended June 30, 2012 and 2011.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Numerator—net increase in net assets resulting from operations:	$5,966,882	$6,550,420	$11,673,228	$11,434,506
Denominator—basic and diluted weighted average common shares:	20,220,201	20,220,197	20,220,201	20,113,105
Basic and diluted net increase in net assets per common share resulting from operations:	$0.30	$0.32	$0.58	$0.57

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

On May 10, 2012, the Company entered into an amendment, or Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into a new senior secured term loan credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Amendment revised the Revolving Facility, dated March 11, 2011, to (among other things): increase the amount available for borrowing from $125,000,000 to $140,000,000; permit the Term Loan Facility; extend the maturity date from May 2014 to May 2016 (with a one year term out period beginning in May 2015); and change the non-use fee from 1.00% annually if the Company uses 50% or less of the Revolving Facility and 0.50% annually if the Company uses more than 50% of the Revolving Facility to 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Amendment also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR plus 3.50% to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, LIBOR plus 3.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 3.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.50% and (b) alternative base rate loans based, or ABR, on the highest rate of the Prime Rate, Federal Funds Rate plus 0.5% or three month LIBOR plus 1.0% per annum to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, ABR plus 2.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, ABR plus 2.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, ABR plus 2.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, ABR plus 2.50%.

The Term Loan Facility provides the Company with a $50,000,000 senior secured term loan , or Term Loan. The Term Loan expires in May 2017, bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to the Company’s existing Revolving Facility (as amended by the Amendment).

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $225,000,000.

The Facilities generally require payment of interest on a quarterly basis for ABR loans, and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness of the Company and its subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

The Facilities’ documents also include default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could, at the option of the lenders under the Facilities, accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Each loan originated under the Revolving Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facilities.

For the six months ended June 30, 2012, the Company borrowed $117,800,000 and made $52,600,000 of repayments under the Facilities. There were no borrowings or repayments for the six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011, there were $70,200,000 and $5,000,000 of borrowings outstanding at a weighted average interest rate of 4.1000% and 3.8125%, respectively. Interest expense and related fees of $759,860 and $315,973 were incurred in connection with the Facilities during the three months ended June 30, 2012 and 2011, respectively. Interest expense and related fees of $1,212,693 and $385,556 were incurred in connection with the Facilities during the six months ended June 30, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2012 is in excess of 200%.

7. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC on its Term Loan Borrowing. Under the swap agreement, with a notional value of $50,000,000, the Company pays a fixed rate of 1.1425% and receives a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

The Company uses an income approach using a discounted cash flow methodology. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

The Company records the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss).

For the three and six months ended June 30, 2012, the Company recognized $574,427 of net unrealized depreciation from the swap agreement, which is listed under unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of June 30 2012, the Company’s fair value of its swap agreement is $574,427, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Offering Expenses

As of June 30, 2012 and December 31, 2011, $425,187 and $327,267, respectively, of offering costs related to the Company’s shelf registration statement were incurred and are reflected in the Consolidated Statements of Assets and Liabilities as deferred offering costs. Such amounts are expected to be charged against paid in capital in excess of par upon closing of an offering under the Company’s shelf registration.

9. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

The Company has the following revolving commitments to portfolio companies:

	As of
	June 30, 2012	December 31, 2011
Total commitments	$10,925,000	$10,925,000
Less: funded commitments	(2,299,500)	(499,500)

Total unfunded commitments	$8,625,500	$10,425,500

As of June 30, 2012 and December 31, 2011, the Company has also agreed to provide $7,017,500 and $7,850,000, respectively, of capital in delayed draw and capital expenditure facilities. The Company has also agreed to provide certain additional funding amounts of up to $4,666,667 to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of June 30, 2012 and December 31, 2011, such requirements and conditions had not been met

10. Dividends

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32

On July 26, 2012, the Company’s board of directors declared a dividend of $0.32 per share, payable on September 28, 2012 to stockholders of record at the close of business on September 14, 2012. The dividend will be paid out of net investment income earned in the period from July 1, 2012 through September 30, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $26 and $4,048,586, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of June 30, 2012, approximately 92.9% would be from ordinary income and 7.1% would be from capital gains, which were recognized in 2011 for tax purposes. However, except for capital gain distributions attributable to long-term capital gains recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

11. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Per Share Data:
Net asset value, beginning of period	$13.18	$13.07	$13.24	$13.06
Net investment income(1)	0.32	0.25	0.63	0.45
Net change in unrealized appreciation of investments(1)(2)	0.00	0.08	(0.03)	0.12
Unrealized depreciation of interest rate derivative(1)	(0.03)	—	(0.03)	—

Net increase in net assets resulting from operations(3)	0.29	0.33	0.57	0.57
Distributions to stockholders	(0.30)	(0.25)	(0.64)	(0.48)

Net asset value, end of period	$13.17	$13.15	$13.17	$13.15

Per share market value at end of period	$13.47	$13.00	$13.47	$13.00
Total return(4)(5)	7.08%	1.84%	15.76%	3.61%
Shares outstanding at end of period	22,220,202	20,220,198	20,220,202	20,220,198
Ratio/Supplemental Data:
Net assets at end of period	$266,349,032	$265,834,617	$266,349,032	$265,834,617
Ratio of operating expenses to average net assets(6)	7.90%	6.27%	7.39%	5.41%
Ratio of net investment income to average net assets(6)	9.81%	7.52%	9.54%	6.97%
Portfolio turnover(5)	7.89%	0.69%	14.00%	4.06%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Annualized.

12. Subsequent Events

On July 26, 2012, the Company’s board of directors declared a dividend of $0.32 per share, payable on September 28, 2012 to stockholders of record at the close of business on September 14, 2012. The dividend will be paid out of net income earned in the period from July 1, 2012 through September 30, 2012.

On July 27, 2012, the Company was prepaid on $8,130,628 of its senior secured loans in Chuy’s Opco, Inc.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to THL Credit Partners BDC Holdings, L.P., or BDC Holdings, at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings. Since May 2011, BDC Holdings distributed an aggregate of 2.8 million shares of our common stock held by BDC Holdings to its partners. As of June 30, 2012, BDC Holdings owns 39.8% of our common stock.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the quarter ended June 30, 2012 with $330.3 million (at fair value), which represents a $63.3 million, or 23.7%, increase from the $267.0 million (at fair value) as of December 31, 2011. We also increased our portfolio to thirty companies, including THL Credit Greenway Fund LLC, or Greenway, as of June 30, 2012, from twenty-four companies, including Greenway, as of December 31, 2011.

At June 30, 2012, our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.3 million and $11.4 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.7 million and $19.8 million, respectively. At December 31, 2011, our average portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.4 million and $19.4 million, respectively.

At June 30, 2012, 33.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 66.7% bore interest at fixed rates. At December 31, 2011, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 14.2% at June 30, 2012 as compared to 14.0% at December 31, 2011. The weighted average yield on our debt securities at their current cost was 14.0% at June 30, 2012 as compared to 13.8% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $24 million, excluding one portfolio company with EBITDA levels not representative of a typical portfolio company, based on the latest available financial information and our weighted average attachment point in the capital structure of our portfolio companies, in which we have debt investments, is approximately 3.3 times EBITDA based on the latest available financial information.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2012 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First lien debt	$78.5	24.0%	$79.7	24.1%
Second lien debt	68.3	20.9%	68.0	20.6%
Subordinated debt	155.3	47.5%	157.3	47.6%
Investments in funds	8.4	2.6%	8.4	2.5%
Equity investments	3.9	1.2%	4.4	1.4%
Investment in payment rights	12.5	3.8%	12.5	3.8%

Total investments	$326.9	100.0%	$330.3	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2011 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value	Percentage of Total
First lien debt	$88.5	33.6%	$89.5	33.5%
Second lien debt	59.6	22.6%	60.2	22.6%
Subordinated debt	99.9	38.0%	101.8	38.1%
Investments in funds	12.0	4.6%	12.0	4.5%
Equity investments	3.1	1.2%	3.5	1.3%

Total investments	$263.1	100.0%	$267.0	100.0%

Investment Activity

During the six months ended June 30, 2012, we made $101.8 million ($103.5 million at par) of investments including $83.9 million ($85.5 million at par) in eight new portfolio companies and $17.9 million ($18.0 million at par) in four existing portfolio companies and funding of $3.0 million of delayed draw and revolver commitments. These investments include a $12.5 million income-producing investment in TRA payment rights and $0.8 million of equity investments. Debt investments funded in the six months ended June 30, 2012, included $3.0 million of first lien, $19.6 million of second lien and $65.9 million of subordinated loans and had a weighted average yield of 14.6%. The weighted average yield, including all income-producing investments, was 14.8%.

During the three months ended June 30, 2012, we made $65.7 million ($66.8 million at par) of investments including $63.2 million ($64.4 million at par) in six new portfolio companies and $2.4 million ($2.4 million at par) in three existing portfolio companies. These investments include a $12.5 million income-producing investment in TRA payment rights and $0.8 million of equity investments. Debt investments funded in the three months ended June 30, 2012, included $0.5 million of first lien, $19.6 of second lien and $32.3 million of subordinated loans and had a weighted average yield of 15.1%. The weighted average yield, including all income-producing investments, was 15.3%.

During the six months ended June 30, 2011, we made $96.7 million ($98.2 million at par) of investments including $89.7 million ($91.0 million at par) in nine new portfolio companies and $7.0 million ($7.2 million at par) in three existing portfolio companies, including funding of $0.4 million of revolver commitments. Debt investments funded in the six months ended June 30, 2011, included $48.6 million of first lien, $30.9 million of second lien and $17.3 million of subordinated loans and had a weighted average yield of 12.4%.

During the three months ended June 30, 2011, we made $54.9 million ($56.0 million at par) of investments including $48.0 million ($48.9 million at par) in five new portfolio companies and $6.9 million ($7.1 million at par) in two existing portfolio companies, including funding of $0.4 million of revolver commitments. Debt investments funded in the three months ended June 30, 2011, included $48.2 million of first lien, $1.9 million of second lien and $4.5 million of subordinated loans and had a weighted average yield of 11.4%.

During the three and six months ended June 30, 2012, we received $24.6 million and $41.3 million, respectively, in proceeds principally from prepayments of our initial debt investment in Food Holdings and our debt investment in Charming Charlie, Inc., the sale of our investment in Hickory Farms, Inc. and partial prepayments from our investments in Hart InterCivic, Inc., CRS Reprocessing, LLC, LCP Capital Fund LLC, as well as amortization of certain other investments. During the three and six months ended June 30, 2012, these proceeds included $0.2 million and $0.3 million of prepayment premiums, respectively, which are related to Charming Charlie, Inc.

During the three and six months ended June 30, 2011, we received $1.8 million and $12.0 million, respectively, in proceeds principally from the prepayment from Intelligrated, Inc., as well as amortization of certain other investments. During the three and six months ended June 30, 2011, these proceeds included $0 and $0.3 million of prepayment premiums, respectively, which are related to Intelligrated.

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

Investment Risk

The value of our investments will generally fluctuate with, among other things, changes in prevailing interest rates, federal tax rates, counterparty risk, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, our ability to dispose of investments at a price and time that we deem advantageous may be impaired.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by us through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of June 30, 2012, all of the capital had been called by Greenway. As of June 30, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the three and six months ended June 30, 2012, we earned $0.7 million and $1.2 million in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2011, we earned $0.6 million and $0.6 million in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, $0.7 million and $0.4 million of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Investment in Fund

We have invested in membership interests in LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2012 and December 31, 2011, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of June 30, 2012 and December 31, 2011, the value of our interest in LCP was $8.4 million and $12.0 million, respectively, and is reflected in the Consolidated Schedules of Investments.

Our contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with us nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 18 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2013, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed.

Investment in Tax Receivable Agreement Payment Rights

In June 2012, we invested in a tax receivable agreement, or TRA, that entitles us to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to us. Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest, which is calculated from the due date of the Duff & Phelps’ federal tax return until the date the payment is made to us. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually and will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, the liquidity of the underlying payment right, risk of tax law changes and any other factors which might impact the value of the payment right. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. During the three and six months ended June 30, 2012, we have recognized $0.2 million of income in connection with the TRA payment rights. As of June 30, 2012, the value of our interest in the TRA was $12.5 million and is reflected in the Consolidated Schedule of Investments.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5. Effective March 31, 2012, the Advisor revised its scoring system in order to categorize, on a more granular level, each investment based upon its performance and may revise the scoring system in the future depending upon the nature of the portfolio. The changes from December 31, 2011, included moving investments with a previous score of a 2 to a new investment performance score of 3 and bifurcating a previous score of 1 between new investment performance scores of 1 and 2 based upon its performance. Overall, there was no significant change in the risk profile of the portfolio companies between December 31, 2011 and June 30, 2012 or between March 31, 2012 and June 30, 2012.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 1.93 at June 30, 2012. The following is a distribution of the investment scores of our portfolio companies at June 30, 2012:

	June 30, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio
1(a)	$67.4	20.4%
2(b)	204.7	62.0%
3(c)	58.2	17.6%
4	—	—
5	—	—

Total	$330.3	100.0%

(a)	As of June 30, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2012, Investment Score “2” included $61.3 million of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2012, Investment Score “3” included $32.0 million of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of June 30, 2012 and December 31, 2011, we had no loans on non-accrual.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation (depreciation) on interest rate derivative is the net change in the fair value of the interest rate derivative agreement.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. We expect that the dollar amount of interest and any dividend income that we earn to increase as the size of our investment portfolio increases. In addition, we may generate revenue in the form of fees from the management of Greenway, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Investment income for the three months ended June 30, 2012 and 2011 totaled $11.8 million and $9.1 million, respectively, and was primarily attributable to $10.4 million and $7.4 million of interest income on debt securities and cash (including $1.2 million and $0.6 million of PIK interest, $0.2 million and $0 of prepayment premiums and $0.4 million and $0.5 million of accretion of discounts and other fees), $0.6 million and $0.6 million of interest income on income-producing securities (LCP Capital Fund LLC and Duff & Phelps Corporation, at June 30, 2012, and LCP Capital Fund LLC, at June 30, 2011), $0.7 million and $0.6 million of fees related to Greenway, $0 and $0.3 million related to dividend income and $0.1 million and $0.2 million of other income, respectively. For the three months ended June 30, 2012 and 2011, we received no cash proceeds related to PIK income previously recognized.

Investment income for the six months ended June 30, 2012 and 2011 totaled $22.5 million and $16.2 million, respectively, and was primarily attributable to $20.1 million and $14.0 million of interest income on debt securities and cash (including $1.9 million and $1.2 million of PIK interest, $0.3 million and $0.3 million of prepayment premiums and $1.2 million and $1.0 million of accretion of discounts and other fees), $1.1 million and $1.0 million of interest income on income-producing securities (LCP Capital Fund LLC and Duff & Phelps Corporation, at June 30, 2012, and LCP Capital Fund LLC, at June 30, 2011), $1.2 million and $0.6 million of fees related to Greenway, $0 and $0.3 million related to dividend income and $0.1 million and $0.3 million of other income. For the six months ended June 30, 2012 and 2011, we also received cash proceeds related to PIK income previously recognized of $0.5 million and $0.

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three or six months ended June 30, 2012 and 2011.

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

Operating expenses totaled $5.2 million and $4.1 million for the three months ended June 30, 2012 and 2011, and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fees for the three months ended June 30, 2012 and 2011 were $1.1 million and $1.0 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the three months ended June 30, 2012 and 2011 were $1.6 million and $1.1 million and such amounts include the effect of unrealized appreciation of $0.0 million and $0.8 million, respectively. There can be no assurance that such unrealized capital (depreciation) appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income. As of June 30, 2012, $1.5 million of incentive fees are currently payable to the Advisor pursuant to the terms of the investment management agreement as $0.2 million of incentive fees incurred were generated from deferred interest (i.e. PIK and certain discount accretion) and is not payable until such amounts are received in cash.

Administrator expenses for the three months ended June 30, 2012 and 2011 totaled $0.7 million and $0.7 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense (“other expenses”) for the three months ended June 30, 2012 and 2011 totaled $0.8 million and $0.8 million, respectively.

For the three months ended June 30, 2012 and 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $1.0 million and $0.5 million. Borrowings under the credit facility were $92.5 million and $0, respectively, for the three months ended June 30, 2012 and 2011. Repayments under the credit facility were $46.8 million and $0, respectively, for the three months ended June 30, 2012 and 2011. The increase in expenses related to the credit facility is due principally to the level of borrowings and amortization of deferred financing costs.

Operating expenses totaled $9.8 million and $7.1 million for the six months ended June 30, 2012 and 2011, and consisted of incentive fees, base management fees, administrator expenses, fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due primarily to the increase in base management fees and incentive fee expenses for the respective periods.

The base management fees for the six months ended June 30, 2012 and 2011 were $2.1 million and $2.0 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the six months ended June 30, 2012 and

2011 were $3.1 million and $1.6 million and such amounts include the effect of unrealized appreciation of ($0.1) million and $0.8 million, respectively. Approximately $0.4 million, for the six months ended June 30, 2011, was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ financial statements. There can be no assurance that such unrealized capital (depreciation) appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

Administrator expenses for the six months ended June 30, 2012 and 2011 totaled $1.5 million and $1.2 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense (“other expenses”) for the six months ended June 30, 2012 and 2011 totaled $1.4 million and $1.5 million, respectively. The increase in administrator expenses is due principally to additional resources and related costs to support our growth.

For the six months ended June 30, 2012 and 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $1.7 million and $0.6 million, respectively. Borrowings under the credit facility were $117.8 million and $0, respectively, for the six months ended June 30, 2012 and 2011. Repayments under the credit facility were $52.6 million and $0, respectively, for the six months ended June 30, 2012 and 2011. The increase in expenses related to the credit facility is due principally to the timing of the facility closing in March 2011, the level of borrowings and amortization of deferred financing costs.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines. We expect operating expenses, excluding base management, incentive fees and costs related to our credit facility, to continue to generally range between $1.4 million to $1.5 million per quarter.

Net Investment Income

Net investment income was $6.5 million, or $0.32 per common share based on a weighted average of 20,220,201 common shares outstanding for the three months ended June 30, 2012, as compared to $5.0 million, or $0.25 per common share based on a weighted average of 20,220,197 common shares outstanding for the three months ended June 30, 2011.

Net investment income was $12.7 million, or $0.63 per common share based on a weighted average of 20,220,201 common shares outstanding for the six months ended June 30, 2012, as compared to $9.1 million, or $0.45 per common share based on a weighted average of 20,113,105 common shares outstanding for the six months ended June 30, 2011.

The increase in net investment income is attributable to the growth in the portfolio.

Net Realized Gains and Losses

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our portfolio company investments during the three or six months ended June 30, 2012 and 2011.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $0.0 million and $1.6 million for the three months ended June 30, 2012 and 2011. The change in unrealized appreciation on our investments was driven primarily by the changes in the capital market conditions and in the financial performance of certain portfolio companies.

Net change in unrealized appreciation on investments totaled ($0.4) million and $2.3 million for the six months ended June 30, 2012 and 2011. The change in unrealized appreciation on our investments was driven primarily by the realization of previously unrealized appreciation on Food Holdings in February 2012, changes in the capital market conditions, and in the financial performance of certain portfolio companies.

Unrealized Depreciation of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period.

Unrealized depreciation on interest rate derivative totaled $0.6 million and $0 for the three and six months ended June 30, 2012 and was due to capital markets changes impacting interest rate swap spreads.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $6.0 million, or $0.30 per common share based on a weighted average of 20,220,201 common shares for the three months ended June 30, 2012, as compared to $6.6 million, or $0.32 per common share based on a weighted average of 20,220,197 common shares outstanding, for the three months ended June 30, 2011. The lower increase in net assets resulting from operations is due to lower unrealized appreciation on the portfolio and unrealized depreciation on the interest rate derivative.

Net increase in net assets resulting from operations totaled $11.7 million, or $0.58 per common share based on a weighted average of 20,220,201 common shares for the six months ended June 30, 2012, as compared to $11.4 million, or $0.57 per common share based on a weighted average of 20,113,105 common shares outstanding, for the six months ended June 30, 2011. The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our operating activities used cash of $52.6 million and $78.3 million for the six months ended June 30, 2012 and 2011, respectively, primarily in connection with the purchase of investments. For the six months ended June 30, 2012, our financing activities provided cash of $65.2 million from net borrowings and used cash of $12.9 million for dividends to stockholders and $2.9 million for the payment of financing costs. For the six months ended June 30, 2011, our financing activities used cash of $8.6 million for dividends to stockholders and $2.5 million for the payment of financing costs.

As of June 30, 2012, we deployed the proceeds received from our initial public offering, and Term Loan Facility, as described below. As a result, our liquidity and capital resources now will be derived primarily from our Revolving Facility, as described below, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies and other operating expenses we incur, as well as the payment of dividends to the holders of our common stock. We used, and expect to continue to use, these capital resources as well as proceeds from turnover within our portfolio and from public and private offerings of securities to finance our investment objectives. To that end, we have a shelf registration statement on file, pursuant to which we expect to raise additional capital to support our future growth through future equity offerings, issuances of senior securities and/or future borrowings, to the extent permitted by the 1940 Act. However, there can be no assurance that these capital resources will be available to us when we are assessing capital markets.

As of June 30, 2012 and December 31, 2011, we had cash of $2.2 million and $5.6 million, respectively. We had no cash equivalents as of June 30, 2012 and December 31, 2011.

We believe our revolver capacity and any proceeds generated from the sale or paydown of investments in the coming quarter provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

On May 10, 2012, we entered into an amendment, or Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into a new senior secured term loan credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Amendment revised the Revolving Facility, dated March 11, 2011, to (among other things) increase the amount available for borrowing from $125.0 million to $140.0 million; permit the Term Loan Facility; extend the maturity date from May 2014 to May 2016 (with a one year term out period beginning in May 2015); and change the non-use fee from 1.00% annually if we use 50% or less of the Revolving Facility and 0.50% annually if we use more than 50% of the Revolving Facility to 1.00% annually if the we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. The Amendment also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR plus 3.50% to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, LIBOR plus 3.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 3.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.50% and (b) alternative base rate loans based, or ABR, on the highest rate of the Prime Rate,

Federal Funds Rate plus 0.5% or three month LIBOR plus 1.0% per annum to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, ABR plus 2.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, ABR plus 2.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, ABR plus 2.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, ABR plus 2.50%.

The Term Loan Facility provides us with a $50.0 million senior secured term loan, or Term Loan. The Term Loan expires in May 2017, bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment).

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $225.0 million.

The Facilities generally require payment of interest on a quarterly basis for ABR loans, and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of outs and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

The Facilities’ documents also include default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control, and the failure by us to materially perform under the operative agreements governing the Facilities, which, if not complied with, could, at the option of the lenders under the Facilities, accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Each loan originated under the Revolving Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Facilities.

For the six months ended June 30, 2012, we borrowed $117.8 million and made $52.6 million of repayments under the Facilities. There were no borrowings or repayments for the six months ended June 30, 2011. As of June 30, 2012 and December 31, 2011, there were $70.2 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.1000% and 3.8125%, respectively. Interest expense and related fees of $0.8 million and $0.3 million were incurred in connection with the Facilities during the three months ended June 30, 2012 and 2011, respectively. Interest expense and related fees of $1.2 million and $0.4 million were incurred in connection with the Facilities during the six months ended June 30, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that our asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2012 is in excess of 200%.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC on its Term Loan Borrowing. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We use an income approach using a discounted cash flow methodology. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss).

For the three and six months ended June 30, 2012 we recognized $0.6 million of net unrealized depreciation from the swap agreement, which is listed under net unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of June 30 2012, our fair value of its swap agreement is $0.6 million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Other

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration to license a Small Business Investment Company. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance when or if we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. The SBIC will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of June 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28.4 million and fair market value of $28.6 million that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12.8 million that was pre-approved by the SBA.

Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

We have the following revolving commitments (in millions) to portfolio companies:

	As of
	June 30, 2012	December 31, 2011
Total commitments	$10.9	$10.9
Less: funded commitments	(2.3)	(0.5)

Total unfunded commitments	$8.6	$10.4

As of June 30, 2012 and December 31, 2011, we have also agreed to provide $7.0 million and $7.9 million, respectively, of capital in delayed draw and capital expenditure facilities. We have also agreed to provide additional funding amounts of up to $4.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of June 30, 2012 and December 31, 2011, such requirements and conditions had not been met.

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15

Date Declared	Record Date	Payment Date	Amount Per Share
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32

On July 26, 2012, our board of directors declared a dividend of $0.32 per share, payable on September 28, 2012 to stockholders of record at the close of business on September 14, 2012. The dividend will be paid out of net investment income earned in the period from July 1, 2012 through September 30, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the six months ended June 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $0 and $4.0 million, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of June 30, 2012, approximately 92.9% would be from ordinary income and 7.1% would be from capital gains, which were recognized in 2011 for tax purposes. However, except for capital gain distributions attributable to long-term capital gains recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. See description below under Related Party Transactions.

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

For the three and six months ended June 30, 2012, we incurred base management fees payable to the Advisor of $1.1 million and $2.1 million, respectively. For the three and six months ended June 30, 2011, we incurred base management fees payable to the Advisor of $1.0 million and $2.0 million, respectively. As of June 30, 2012 and December 31, 2011, $1.1 million and $1.0 million, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2012, we incurred $1.6 million and $3.1 million, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2011, we incurred $0.8 million of incentive fees related to ordinary income. As of June 30, 2012, $1.5 million of such incentive fees are currently payable to the Advisor, as $0.2 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to our Advisor under the investment management agreement (as described above) as of June 30, 2012 and December 31, 2011 was $0 and $0.2 million, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we have accrued total capital gains incentive fees including $0 and $0.2 million currently payable as of June 30, 2012 and December 31, 2011, respectively, of $0.7 million and $1.0 million as of June 30, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the year. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $0.4 million of the accrued potential capital gains incentive fee for the six months ended June, 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the three and six months ended June 30, 2012, we incurred administrator expenses payable to the Advisor of $0.7 million and $1.5 million, respectively. For the three and six months ended June 30, 2011, we incurred administrator expenses payable to the Advisor of $0.7 million and $1.2 million, respectively. As of June 30, 2012 and December 31, 2011, $0 and $0.3 million, respectively, was payable to the Advisor.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of June 30, 2012, all of the capital had been called by Greenway. As of June 30, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2012, we earned $0.7 million and $1.2 million in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2011, we earned $0.6 million and $0.6 million in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2012 and December 31, 2011, $0.7 and $0.4 million of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

THL Credit SBIC, LP

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, or the SBA, to license a Small Business Investment Company. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. There can be no assurance when or if we will be able obtain such license and capitalize such SBIC with sufficient regulatory capital to borrow the maximum amount available.

THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. The SBIC will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of June 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28.4 million and fair market value of $28.6 million that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12.8 million that was pre-approved by the SBA.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 8,047,720 shares, respectively, or 0.03% and 39.80%, respectively, of our common stock as of June 30, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. We utilize an income approach to value our debt investments and a combination of income and market approaches to value our equity investments. With respect to unquoted securities, our board of directors, in consultation with our independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. For debt investments, we determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

We value our interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of June 30, 2012 and December 31, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values or value of the interest rate derivative during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of June 30, 2012 and December 31, 2011, we have accrued a nominal amount for federal excise taxes.

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

Recent developments

On July 26, 2012, our board of directors declared a dividend of $0.32 per share, payable on September 28, 2012 to stockholders of record at the close of business on September 14, 2012. The dividend will be paid out of net income earned in the period from July 1, 2012 through September 30, 2012.

On July 27, 2012, we were prepaid on $8.1 million of our senior secured loans in Chuy’s Opco, Inc.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2012, 60.6%, or twenty, of the debt investments in our portfolio bore interest at fixed rates. Thirteen of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of June 30, 2012, were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would decrease our net investment income by less than ($0.1) million. A hypothetical decrease in LIBOR would increase our net investment income due to the aforementioned floors in place and the decrease of the variable rate on our Revolver Facility borrowings. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012 and in the Company’s registration statement on Form N-2 filed with the Securities and Exchange Commission on June 22, 2011 and as amended on August 25, 2011, October 18, 2011 and March 15, 2012.

Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 7, 2012, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of June 30, 2012, our net asset value per share was $13.17. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on July 27, 2012 was $13.50. At our Annual Meeting of Stockholders on June 7, 2012, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 7, 2013 and the date of our 2013 Annual Meeting of Stock holders, which is expected to be held in June 2013. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 7, 2012, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2012 Annual Meeting of Stockholders, our stockholders authorized us to sell or otherwise issue warrants or securities to subscribe for or convert into shares of our common stock subject to certain limitations. Such authorization expires on the earlier of the one year anniversary of the date of the Annual Meeting and the date of our 2013 Annual Meeting of Stockholders.

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

Pending legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). Recent legislation introduced in the U.S. House of Representatives, if passed, would modify this section of the 1940 Act and increase the amount of debt that business development companies may incur by modifying the percentage from 200% to 150%. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 2 shares and 304,091 shares of common stock under our dividend reinvestment plan during the six months ended June 30, 2012 and 2011, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the six months ended June 30, 2012 and 2011, was approximately $0.0 million and $4.0 million, respectively.

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

THL CREDIT, INC.

Date: July 30, 2012	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: July 30, 2012	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer