Form 10-Q
period 2012-09-30
THL Credit, Inc.
filed 2012-11-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 6, 2012 was 26,315,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	September 30, 2012 (unaudited)	December 31, 2011
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $366,770,897 and $263,100,758, respectively)	$368,526,482	$266,981,836
Non-controlled, affiliated investments (cost of $13,788 and $10,864, respectively)	13,788	11,496

Total investments at fair value (cost of $366,784,685 and $263,111,622, respectively)	368,540,270	266,993,332
Cash	25,948,838	5,572,753
Deferred financing costs	4,076,390	1,860,484
Interest receivable	3,939,674	1,440,057
Due from affiliate	618,249	511,842
Deferred offering costs	—	327,267
Receivable for paydown of investment	521,121	258,621
Prepaid expenses and other assets	201,307	185,075

Total assets	$403,845,849	$277,149,431

Liabilities:
Loans payable	$50,000,000	$5,000,000
Accrued incentive fees	2,903,253	2,689,030
Base management fees payable	1,282,049	1,013,048
Interest rate derivative	1,108,710	—
Accrued expenses	652,607	466,030
Accrued credit facility fees and interest	127,191	5,451
Accrued administrator expenses	22,500	338,569
Due to affiliate	—	20,597

Total liabilities	56,096,310	9,532,725
Net Assets:
Preferred stock, par value $0.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $0.001 per share, 100,000,000 common shares authorized, 26,315,202 and 20,220,200 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	26,315	20,220
Paid-in capital in excess of par	343,985,551	262,289,351
Net unrealized appreciation on investments	1,755,585	3,881,710
Net unrealized depreciation on interest rate derivative	(1,108,710)	—
Interest rate derivative periodic interest payments, net	(86,461)	—
Accumulated undistributed net realized gain	—	917,830
Accumulated undistributed net investment income	3,177,259	507,595

Total net assets	347,749,539	267,616,706

Total liabilities and net assets	$403,845,849	$277,149,431

Net asset value per share	$13.21	$13.24

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$13,570,422	$9,614,357	$34,723,592	$24,620,021
Other income	108,884	103,087	240,184	358,914
Dividend income	—	—	—	279,676
From non-controlled, affiliated investment:
Other income	558,162	601,396	1,781,834	1,235,726

Total investment income	14,237,468	10,318,840	36,745,610	26,494,337
Expenses:
Incentive fees	1,697,362	1,406,204	4,758,946	3,021,107
Base management fees	1,282,049	1,008,584	3,428,603	2,998,849
Credit facility interest and fees	1,026,497	321,681	2,239,190	707,237
Administrator expenses	725,783	756,866	2,226,671	2,040,902
Professional fees	278,258	258,978	840,663	788,420
Amortization of deferred financing costs	259,346	213,795	708,261	470,773
Other general and administrative expenses	251,866	205,911	653,737	628,582
Directors’ fees	128,875	130,375	398,625	400,125
Insurance expenses	110,812	105,810	327,687	421,118

Total expenses	5,760,848	4,408,204	15,582,383	11,477,113

Net investment income	8,476,620	5,910,636	21,163,227	15,017,224
Interest rate derivative periodic interest payments, net	(86,461)	—	(86,461)	—
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	(1,687,173)	(286,058)	(2,125,493)	2,041,761
Non-controlled, affiliated investments	—	240	(632)	340

Net change in unrealized appreciation on investments	(1,687,173)	(285,818)	(2,126,125)	2,042,101
Unrealized depreciation on interest rate derivative	(534,283)	—	(1,108,710)	—

Net increase in net assets resulting from operations	$6,168,703	$5,624,818	$17,841,931	$17,059,325

Net investment income per common share:
Basic and diluted	$0.41	$0.29	$1.04	$0.75
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.30	$0.28	$0.88	$0.85
Weighted average shares of common stock outstanding:
Basic and diluted	20,617,702	20,220,198	20,353,668	20,148,081

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	For the nine months ended September 30,
	2012	2011
Increase in net assets resulting from operations:
Net investment income	$21,163,227	$15,017,224
Interest rate derivative periodic interest payments, net	(86,461)	—
Net change in unrealized appreciation on investments	(2,126,125)	2,042,101
Unrealized depreciation on interest rate derivative	(1,108,710)	—

Net increase in net assets resulting from operations	17,841,931	17,059,325
Distributions to stockholders	(19,411,393)	(14,921,493)
Capital share transactions:
Issuance of common stock	85,878,550	—
Less offering costs	(4,176,281)	—
Reinvestment of dividends	26	4,048,597

Net increase in net assets from capital share transactions	81,702,295	4,048,597

Total increase in net assets	80,132,833	6,186,429
Net assets at beginning of period	267,616,706	260,015,769

Net assets at end of period	$347,749,539	$266,202,198

Common shares outstanding at end of period	26,315,202	20,220,199

Capital share activity:
Shares issued from public equity offering	6,095,000	—
Shares issued from reinvestment of dividends	2	304,092

Total capital share activity	6,095,002	304,092

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$17,841,931	$17,059,325
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	2,126,125	(2,042,101)
Unrealized depreciation on interest rate derivative	1,108,710	—
Purchases of investments	(172,105,203)	(123,419,376)
Proceeds from sale and paydown of investments	73,106,581	19,828,295
Increase in investments due to PIK	(2,928,434)	(1,794,215)
Amortization of deferred financing costs	708,261	470,773
Accretion of discounts on investments and other fees	(2,008,507)	(1,431,903)
Increase in interest receivable	(2,499,617)	(509,700)
Increase in receivable due from affiliate	(106,407)	(530,542)
Increase in prepaid expenses and other assets	(17,561)	(54,798)
Increase in accrued expenses	187,906	206,867
Increase in accrued credit facility fees and interest	121,740	—
Increase in base management fees payable	269,001	29,268
Decrease in accrued administrator expenses	(316,069)	(66,755)
Increase in accrued incentive fee	214,223	2,284,902
(Decrease) increase in due to affiliate	(20,597)	10,884

Net cash used for operating activities	(84,317,917)	(89,959,076)

Cash flows from financing activities
Borrowings under credit facility	184,900,000	11,000,000
Repayments under credit facility	(139,900,000)	(11,000,000)
Issuance of shares of common stock	85,878,550	—
Deferred offering costs paid	(4,176,281)	—
Decrease (increase) in deferred offering costs	327,267	(188,453)
Distributions paid	(19,411,367)	(13,860,312)
Financing costs paid	(2,924,167)	(2,534,950)

Net cash provided by (used for) financing activities	104,694,002	(16,583,715)

Net increase (decrease) in cash	20,376,085	(106,542,791)
Cash, beginning of period	5,572,753	110,140,711

Cash, end of period	$25,948,838	$3,597,920

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$947,591	$6,932

Non-cash financing activities:

For the nine months ended September 30, 2012 and 2011, 2 shares and 304,092 shares, respectively, of common stock were issued in connection with dividend reinvestments of $26 and $4,048,597, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2012

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—105.98% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan, LIBOR + 1100 cash, due 9/12/17(3)(4)(26)	Business services	9/12/12	$14,000,000	$13,652,710	$13,652,710

				13,652,710	13,652,710
AIM Media Texas Operating, LLC
Second Lien Loan, 13.0% cash, 3.0% PIK, due 6/21/17(5)	Media	6/21/12	$10,237,500	9,990,352	9,990,352
Member interest(6)(7)			0.763636	763,636	763,636

				10,753,988	10,753,988
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace & defense	9/7/11	$4,000,000	3,844,143	3,900,000
Class A Warrants(8)			511,812	112,599	120,000
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(9)				—	—

				3,956,742	4,020,000
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,512,728	13,079,369	13,377,601
Warrant for Class B			156,552	349,000	300,000

				13,428,369	13,677,601
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(3)	Restaurants	5/24/11	$464,657	461,050	464,657

				461,050	464,657
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16	Food & beverage	8/13/10	$15,978,470	15,757,411	15,658,901

				15,757,411	15,658,901
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(3)	Manufacturing	6/16/11	$8,874,130	8,746,300	8,785,389

				8,746,300	8,785,389
Cydcor LLC
Senior Secured Term Loan, LIBOR + 975 cash, due 9/17/16(3)	Business services	9/18/12	$15,000,000	14,590,432	14,590,432

				14,590,432	14,590,432
Dr. Fresh Inc.
Subordinated Term Loan, 12.0% cash, 2.0% PIK, due 11/15/17(10)	Consumer products	5/15/12	$9,405,532	9,227,672	9,264,449

				9,227,672	9,264,449

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights, expires 12/31/29(11)(12)	Financial services	6/1/12	—	12,500,000	12,500,000

				12,500,000	12,500,000
Express Courier International, Inc.
Secured Subordinated Term Loan, 11.0% cash, 2.0% PIK, due 7/17/16(6)(13)	Business services	1/17/12	$7,190,032	7,064,210	6,111,527

				7,064,210	6,111,527
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(3)	Restaurants	5/17/11	$8,200,000	8,072,710	8,200,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(3)(14)(15)			—	(72,469)	—
Common stock(8)			1,906	190,600	215,000

				8,190,841	8,415,000
Food Processing Holdings, LLC
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/28/17(16)(17)	Food & beverage	2/28/12	$13,743,217	13,618,171	13,468,352
Class A Units(18)			162.44	163,268	181,000
Class B Units(18)			406.09	408,161	350,000

				14,189,600	13,999,352
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(3)	Election services	7/1/11	$9,713,870	9,558,974	9,616,731
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(3)(9)(15)			—	(44,959)	—

				9,514,015	9,616,731
HEALTHCAREfirst, Inc.
Senior Secured Term Loan, LIBOR + 1000 cash, due 8/30/17(3)(4)	Business services	8/31/12	$10,000,000	9,703,869	9,703,869

				9,703,869	9,703,869
IMDS Corporation
Subordinated Term Loan, 12.5% cash, 3.0% PIK, due 11/2/17(19)	Healthcare, device manufacturing	5/2/12	$13,165,165	12,856,207	12,309,429

				12,856,207	12,309,429
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$11,231,591	10,925,864	11,231,591
Member interest(6)(7)			1,393	1,393,309	1,513,500

				12,319,173	12,745,091
LCP Capital Fund LLC
Member interest(7)(20)(21)(22)	Financial services	4/20/10	$8,354,033	8,354,033	8,354,033

				8,354,033	8,354,033

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan, LIBOR + 825 cash, due 9/28/17(3)	Energy / Utilities	9/28/12	$12,000,000	11,680,422	11,680,422
Senior Secured Revolving Loan, LIBOR + 825 cash, expiration date 9/28/17(3)(9)			$1,290,485	1,290,485	1,290,485

				12,970,907	12,970,907
Marine Acquisition Corp. (Teleflex Marine)
Senior Subordinated Note, 11.5% cash, 2.0% PIK due 5/18/17(23)	Manufacturing	9/18/12	$16,500,000	16,130,826	16,130,826

				16,130,826	16,130,826
Martex Fiber Southern Corp.
Subordinated Term Loan, 12.0% cash, 1.5% PIK, due 10/31/19(24)	Textiles	4/30/12	$8,722,364	8,596,724	8,596,724

				8,596,724	8,596,724
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(25)	Manufacturing	10/7/10	$14,689,656	14,395,766	13,514,483
Warrant for Common				—	—

				14,395,766	13,514,483
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,438,055	13,243,064	13,572,436

				13,243,064	13,572,436
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(3)	Communications	12/3/10	$10,689,655	10,465,596	10,689,655

				10,465,596	10,689,655
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(3)(6)	Retail & grocery	12/20/11	$11,426,463	11,172,486	11,369,331
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(6)			$1,746,004	1,715,864	1,737,274

				12,888,350	13,106,605
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory surgery centers	4/20/10	$18,772,751	18,391,273	18,960,478
Member interest(7)(8)			469,673	469,673	1,400,000

				18,860,946	20,360,478
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15	Energy / Utilities	10/14/10	$14,864,714	14,753,934	15,013,361

				14,753,934	15,013,361

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(3)	Energy / Utilities	6/22/11	$12,183,595	11,992,354	12,549,103
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(3)(9)			$1,800,000	1,770,224	1,800,000

				13,762,578	14,349,103
The Studer Group, L.L.C.
Senior Subordinated Notes, 12.0% cash, 2.0% PIK, due 3/29/17	Healthcare, consulting	9/29/11	$12,391,156	12,178,936	12,205,288

				12,178,936	12,205,288
Trinity Services Group, Inc.
Senior Subordinated Note, 12.0% cash, 1.5% PIK due 9/29/17(24)	Food & beverage	3/29/12	$14,089,390	13,892,916	13,948,496

				13,892,916	13,948,496
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(3)	Business services	3/31/11	$10,000,000	9,918,771	10,000,000

				9,918,771	10,000,000
YP Intermediate Holdings Corp.
Senior Secured Term Loan, 12.0% cash, 3.0% PIK, due 5/8/17	Media, advertising	5/8/12	$9,717,765	9,444,868	9,444,868
Warrant for Member interest(6)(7)				93	93

				9,444,961	9,444,961

Non-controlled/non-affiliated investments—105.98% of net asset value				$366,770,897	$368,526,482
Non-controlled/affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(7)(22)	Financial services	1/27/11		13,788	13,788

				13,788	13,788

Total investments—105.98% of net asset value				$366,784,685	$368,540,270

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap—Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000,000	$—	$(1,108,710)

Total derivative instruments—(0.32)% of net asset value						$—	$(1,108,710)

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(4)	Interest rate reflected represents the effective return earned on the investment.
(5)	At the option of the issuer on a quarterly basis—16.0% cash, or 3.0% PIK and 13.0% cash.
(6)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(7)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(8)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(9)	Issuer pays 0.5% unfunded commitment fee on facility.
(10)	At the option of the issuer on a quarterly basis—14.0% cash, or 2.0% PIK and 12.0% cash.
(11)	Income-producing security with no stated coupon; yield for the three months ended September 30, 2012 was approximately 16.5%.
(12)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	At the option of the issuer on a quarterly basis—13.0% cash, or 2.0% PIK and 11.0% cash.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.
(17)	At the option of the issuer on a quarterly basis—15.0% cash, or 3.0% PIK and 12.0% cash.
(18)	Initial investment made on 4/20/10.
(19)	At the option of the issuer on a quarterly basis—15.5% cash, or 3.0% PIK and 12.5% cash.
(20)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(21)	Income producing security with no stated coupon; cash yield for the three months ended September 30, 2012 was approximately 16.2%.
(22)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(23)	At the option of the issuer on a quarterly basis—13.5% cash, or 2.0% PIK and 11.5% cash.
(24)	At the option of the issuer on a quarterly basis—13.5% cash, or 1.5% PIK and 12.0% cash.
(25)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(26)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—99.77% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note, 11.0% cash, due 3/7/16	Aerospace & defense	9/7/11	$4,000,000	$3,813,884	$3,813,884
Class A Warrants			511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans, 11.0%, expiration dates of 9/7/12 and 3/7/13(15)				—	—

				3,926,483	3,926,483
C&K Market, Inc.
Senior Subordinated Note, 14.0% cash, 2.0% PIK, due 11/3/15	Retail & grocery	11/3/10	$13,309,104	12,800,455	12,909,831
Warrant for Class B			156,552	349,000	87,250

				13,149,455	12,997,081
Charming Charlie, Inc.
Subordinated Term Loan, 14.0% cash, due 7/27/15	Retail & grocery	1/27/11	$11,333,333	11,190,332	11,333,333

				11,190,332	11,333,333
Chuy’s Opco, Inc.
Senior Secured Term Loan, LIBOR + 700 cash, due 5/24/16(8)	Restaurants	5/24/11	$7,489,562	7,421,884	7,452,114
Senior Secured Revolving Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)			$499,500	491,374	499,500
Senior Secured Term Loan, LIBOR + 700 cash, expiration date 5/24/16(8)(15)(17)(18)			—	(10,835)	—

				7,902,423	7,951,614
Country Pure Foods, LLC
Subordinated Term Loan, 12.5% cash, 2.5% PIK, due 2/13/16(4)	Food & beverage	8/13/10	$14,189,988	13,964,606	13,906,188

				13,964,606	13,906,188
CRS Reprocessing, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 6/16/15(8)	Manufacturing	6/16/11	$11,533,333	11,328,752	11,328,752

				11,328,752	11,328,752
Firebirds International, LLC
Senior Secured Term Loan, LIBOR + 900 cash, due 5/17/16(8)	Restaurants	5/17/11	$8,200,000	8,052,049	8,118,000
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 5/17/16(8)(17)(18)			—	(87,466)	—
Common stock			1,906	190,600	190,600

				8,155,183	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 8/10/15(4)	Food & beverage	4/20/10	$12,569,273	12,131,303	12,569,273
Class A Units(5)			162.44	163,268	190,000
Class B Units(5)			406.09	408,161	408,161

				12,702,732	13,167,434
Hart InterCivic, Inc.
Senior Secured Term Loan, LIBOR + 900 cash, due 7/1/16(8)	Election services	7/1/11	$10,500,000	10,306,298	10,306,298
Senior Secured Revolving Loan, LIBOR + 900 cash, expiration date 7/1/16(8)(15)(17)			—	(53,957)	—

				10,252,341	10,306,298
HEALTHCAREfirst, Inc.
Senior Subordinated Note, 13.5% cash, 3.0% PIK, due 12/4/15(18)	Business services	6/4/10	$13,624,174	13,298,742	13,624,174

				13,298,742	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 9/28/12(8)	Food & beverage	6/2/11	$9,463,885	9,463,885	9,463,885

				9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note, 12.0% cash, 3.5% PIK, due 6/16/14	Healthcare, dental services	4/20/10	$10,938,684	10,523,464	10,938,684
Member interest(5)(9)			1,393	1,393,309	1,393,309

				11,916,773	12,331,993
LCP Capital Fund LLC
Member interest(3)(5)(7)(10)	Financial services	4/20/10	$12,000,000	12,000,000	12,000,000

				12,000,000	12,000,000
MModal MQ Inc. (formerly known as MedQuist, Inc.)
Senior Subordinated Note, 13.0% cash, due 10/14/16(11)(12)	Business services	9/30/10	$6,000,000	5,845,968	6,120,000

				5,845,968	6,120,000
OEM Group, Inc.
Senior Secured Note, 12.5% cash, 2.5% PIK, due 10/7/15(14)	Manufacturing	10/7/10	$14,413,653	14,065,806	14,125,380
Warrant for Common				—	120,000

				14,065,806	14,245,380
Pomeroy IT Solutions, Inc.
Senior Subordinated Note, 13.0% cash, 2.0% PIK, due 2/11/16	Business services	2/11/11	$13,235,557	13,008,862	13,367,912

				13,008,862	13,367,912

(Continued on next page)

See accompanying notes to these consolidated financial statements.

Portfolio company/Type of Investment(1)	Industry	Initial Acquisition Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Purple Communications, Inc.
Senior Secured Term Loan, LIBOR + 775 cash, due 12/3/14(8)	Communications	12/3/10	$11,465,517	11,155,137	11,465,517

				11,155,137	11,465,517
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan, LIBOR + 1165 cash, due 12/20/16(8)(9)	Retail & grocery	12/20/11	$11,426,463	11,142,051	11,142,051
Mezzanine Loan, 10.0% cash, 7.0% PIK, due 12/20/17(9)			$1,677,067	1,643,697	1,643,697

				12,785,748	12,785,748
Surgery Center Holdings, Inc.
Senior Subordinated Note, 12.0% cash, 3.0% PIK, due 8/4/17	Healthcare, ambulatory surgery centers	4/20/10	$18,358,861	17,939,323	18,358,861
Member interest(5)(6)			469,673	469,673	1,025,000

				18,408,996	19,383,861
T&D Solutions, LLC
Senior Secured Term Loan, 13.0% cash, due 1/29/15(13)	Energy / Utilities	10/14/10	$14,978,952	14,837,337	14,978,952

				14,837,337	14,978,952
Texas Honing, Inc.
Senior Secured Term Loan, LIBOR + 850 cash, 2.0% PIK, due 6/22/16(8)	Energy / Utilities	6/22/11	$12,061,333	11,840,577	12,061,333
Senior Secured Revolving Loan, LIBOR + 1000 cash, expiration date 6/22/16(8)(16)(17)			—	(35,774)	—

				11,804,803	12,061,333
The Studer Group, LLC
Senior Subordinated Notes, 12.0% cash, 2.0% PIK due 3/29/17	Healthcare, consulting	9/29/11	$12,263,422	12,027,298	12,027,298

				12,027,298	12,027,298
Vision Solutions, Inc.
Second Lien Term Loan, LIBOR + 800 cash, due 7/23/17(8)	Business services	3/31/11	$10,000,000	9,909,096	9,900,000

				9,909,096	9,900,000

Non-controlled/ non-affiliated investments—99.77% of net asset value				$263,100,758	$266,981,836
Non-controlled/ affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(5)(10)	Financial services	1/27/11		10,864	11,496

				10,864	11,496

Total investments—99.77% of net asset value				$263,111,622	$266,993,332

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income producing. Equity and member interests are non-income producing unless otherwise noted.
(2)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(3)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(4)	Interest held in companies related to the portfolio company.
(5)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(6)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(7)	Income producing security.
(8)	Coupon is subject to LIBOR floors ranging from 1.00%—4.25%.
(9)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(10)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	13.0% cash, or 2.0% PIK and 12.0% cash, at the option of the issuer on a quarterly basis.
(12)	Publicly traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(13)	Stated coupon adjusted to achieve a combined yield of 13% for Revolving Loan and Term Loan.
(14)	At the option of the issuer on a quarterly basis—15.0% cash, or 2.5% PIK and 12.5% cash.
(15)	Issuer pays 0.5% unfunded commitment fee on facility quarterly.
(16)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(17)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(18)	16.5% cash, or 3.0% PIK and 13.5% cash, at the option of the issuer on a quarterly basis.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2012

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

On September 25, 2012, the Company closed a public equity offering selling 6,095,000 shares of its common stock through a group of underwriters at a price of $14.09 per share, less an underwriting discount and offering expenses, and received $81.7 million in proceeds.

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

On April 8, 2011, the Company received a “Greenlight” letter allowing it to file an application to license a small business investment company, or SBIC, with the Investment Division of the Small Business Administration, or the SBA. The application was submitted and formally accepted on September 21, 2011. THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. As of September 30, 2012, the SBIC LP had not received its license to operate as an SBIC. There can be no assurance when or if the SBIC LP will be able to obtain such license or that the Company will be able to capitalize the SBIC LP with sufficient regulatory capital to borrow the maximum amount available.

The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of September 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28,549,284 and fair market value of $27,814,856 that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12,785,748 that was pre-approved by the SBA.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2012 and December 31, 2011.

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

The types of factors that the Company may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Advisor and the Company’s board of directors, in consultation with the Company’s independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by the board of directors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

The following is a summary of the industry classification in which the Company invests as of September 30, 2012:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,956,742	$4,020,000	1.16%
Business services	68,173,056	67,630,974	19.46%
Communications	10,465,596	10,689,655	3.07%
Consumer products	9,227,672	9,264,449	2.66%
Election services	9,514,015	9,616,731	2.77%
Energy / Utilities	41,487,419	42,333,371	12.17%
Financial services	20,867,821	20,867,821	6.00%
Food & beverage	43,839,927	43,606,749	12.54%
Healthcare, ambulatory surgery centers	18,860,946	20,360,478	5.85%
Healthcare, consulting	12,178,936	12,205,288	3.51%
Healthcare, dental services	12,319,173	12,745,091	3.67%
Healthcare, device manufacturing	12,856,207	12,309,429	3.54%
Manufacturing	39,272,892	38,430,698	11.05%
Media	10,753,988	10,753,988	3.09%
Media, advertising	9,444,961	9,444,961	2.72%
Restaurants	8,651,891	8,879,657	2.55%
Retail & grocery	26,316,719	26,784,206	7.70%
Textiles	8,596,724	8,596,724	2.47%

Total investments	$366,784,685	$368,540,270	105.98%

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2012:

Region:	Cost	Fair Value	% of Net Assets
International	$13,652,710	$13,652,710	3.93%
Midwest	76,469,820	76,958,026	22.13%
Northeast	29,464,545	29,464,545	8.47%
Northwest	13,428,369	13,677,601	3.93%
Southeast	115,503,993	116,489,370	33.50%
Southwest	74,062,777	73,753,482	21.21%
West	44,202,471	44,544,536	12.81%

Total investments	$366,784,685	$368,540,270	105.98%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,926,483	$3,926,483	1.47%
Business services	42,062,668	43,012,086	16.08%
Communications	11,155,137	11,465,517	4.28%
Election services	10,252,341	10,306,298	3.85%
Energy / Utilities	26,642,140	27,040,285	10.10%
Financial services	12,010,864	12,011,496	4.49%
Food & beverage	36,131,223	36,537,507	13.65%
Healthcare, ambulatory surgery centers	18,408,996	19,383,861	7.24%
Healthcare, consulting	12,027,298	12,027,298	4.49%
Healthcare, dental services	11,916,773	12,331,993	4.61%
Manufacturing	25,394,558	25,574,132	9.56%
Restaurants	16,057,606	16,260,214	6.08%
Retail & grocery	37,125,535	37,116,162	13.87%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,850,595	$74,476,659	27.82%
Northeast	17,856,832	18,131,496	6.78%
Northwest	13,149,455	12,997,081	4.86%
Southeast	70,058,029	71,792,628	26.83%
Southwest	67,132,478	68,229,951	25.50%
West	21,064,233	21,365,517	7.98%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$121,936,814	$—	$—	$121,936,814
Second lien debt	54,319,034	—	—	54,319,034
Subordinated debt	166,573,372	—	—	166,573,372
Investments in funds	8,367,821	—	—	8,367,821
Equity investments	4,843,229	—	—	4,843,229
Investment in payment rights	12,500,000	—	—	12,500,000

Total investments	$368,540,270	$—	$—	$368,540,270

Interest rate derivative	(1,108,710)	—	(1,108,710)	—

Total liability at fair value	$(1,108,710)	$—	$(1,108,710)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$89,488,235	$—	—	$89,488,235
Second lien debt	60,124,938	—	—	60,124,938
Subordinated debt	101,841,744	—	—	101,841,744
Investments in funds	12,011,496	—	—	12,011,496
Equity investments	3,526,919	—	—	3,526,919

Total investments	$266,993,332	$—	$—	$266,993,332

The following table rolls forward the changes in fair value during the nine months ended September 30, 2012 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	Totals
Beginning balance, January 1, 2012	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$—	$266,993,332
Purchases	53,956,735	19,570,740	85,310,064	3,935	763,729	12,500,000	172,105,203
Sales and repayments	(22,572,476)	(25,323,324)	(21,826,303)	(3,646,978)	—	—	(73,369,081)
Unrealized appreciation (depreciation)(1)	505,951	(1,122,121)	(2,061,904)	(632)	552,581	—	(2,126,125)
Net amortization of premiums, discounts and fees	436,113	593,709	978,685	—	—	—	2,008,507
PIK	122,256	475,092	2,331,086	—	—	—	2,928,434

Ending balance, September 30, 2012	$121,936,814	$54,319,034	$166,573,372	$8,367,821	$4,843,229	$12,500,000	$368,540,270

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$505,951	$(373,173)	$(1,061,756)	$(632)	$552,581	$—	$(377,029)

The following table rolls forward the changes in fair value during the nine months ended September 30, 2011 for investments classified within Level 3(2):

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$44,185,902	$24,967,165	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases	62,493,298	30,883,333	29,649,917	9,777	383,051	123,419,376
Sales and repayments	(10,005,358)	(8,059,205)	(335,540)	(791,268)	(895,545)	(20,086,916)
Unrealized appreciation (depreciation)(1)	465,420	635,958	1,227,441	340	(287,058)	2,042,101
Net amortization of premiums, discounts and fees	563,574	228,551	639,778	—	—	1,431,903
PIK and non cash earnings	6,000	310,522	1,477,693	—	—	1,794,215

Ending balance, September 30, 2011	$97,708,836	$48,966,324	$99,236,179	$12,009,833	$4,208,686	$262,129,858

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$1,039,460	$635,958	$1,227,441	$340	$(79,603)	$2,823,596

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	For the nine months ended September 30, 2011, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balance as of January 1, 2011 has been adjusted to conform to the revised classifications.

The following provides quantitative information about Level 3 fair value measurements:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$121,936,814	Discounted cash flows (income approach)	Weighted average cost of capital	11% - 13% (12%)
Second lien debt	54,319,034	Discounted cash flows (income approach)	Weighted average cost of capital	15% -17% (16%)
Subordinated debt	166,573,372	Discounted cash flows (income approach)	Weighted average cost of capital	15% - 16% (15%)
Investments in funds	8,367,821	Discounted cash flows (income approach) Net asset value, as a practical expedient	Weighted average cost of capital Net asset value	14% - 18% (16%) N/A
Equity investments	4,843,229	Market comparable companies (market approach)	EBITDA multiple	6.0 - 6.9 (6.5)
Investment in payment rights(2)	12,500,000	Discounted cash flows (income approach)	Weighted average cost of capital and federal tax rates	14% - 18% (16%)

Total investments	$368,540,270

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and payment rights, is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Investment in Tax Receivable Agreement Payment Rights

In June 2012, the Company invested in a TRA that entitles it to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to the Company and entitles the Company to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, the liquidity of the underlying payment right, risk of tax law changes and any other factors which might impact the value of the payment right.

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the transaction (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream. During the three and nine months ended September 30, 2012, the Company recognized $516,892 and $679,825 of income in connection with the TRA payment rights, respectively. As of September 30, 2012, the value of the Company’s interest in the TRA was $12,500,000 and is reflected in the Consolidated Schedule of Investments.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of September 30, 2012, all of the capital had been called by Greenway. As of September 30, 2012 and December 31, 2011, the value of the Company’s interest in Greenway was $13,788 and $11,496, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2012, the Company earned $558,162 and $1,781,834 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, the Company earned $601,396 and $1,235,726 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, $614,020 and $410,479 of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

The Company has invested in membership interests in LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2012 and December 31, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,645,967 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of September 30, 2012 and December 31, 2011, the value of the Company’s interest in LCP was $8,354,033 and $12,000,000, respectively, and is reflected in the Consolidated Schedules of Investments.

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

Security Transactions, Payment-in-Kind, Income Recognition, Realized/Unrealized Gains or Losses

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

The Company recorded $1,116,494 and $3,047,065 in PIK income for the three and nine months ended September 30, 2012, respectively. The Company recorded $641,351 and $1,794,215 in PIK income for the three and nine months ended September 30, 2011, respectively. The Company received cash proceeds related to PIK income previously recognized of $227,491 and $751,359 for the three and nine months ended September 30, 2012, respectively. The Company received cash proceeds related to PIK income previously recognized of $59,205, for the three and nine months ended September 30, 2011.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three and nine months ended September 30, 2012 and 2011, respectively.

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

For the three and nine months ended September 30, 2012, the Company incurred base management fees payable to the Advisor of $1,282,049 and $3,428,603, respectively. For the three and nine months ended September 30, 2011, the Company incurred base management fees payable to the Advisor of $1,008,584 and $2,998,849, respectively. As of September 30, 2012 and December 31, 2011, $1,282,049 and $1,013,048, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2012, the Company incurred $2,034,796 and $5,184,442, respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2011, the Company incurred $1,463,368 and $2,260,610 of incentive fees related to ordinary income, respectively. As of September 30, 2012, $1,883,621 of such incentive fees are currently payable to the Advisor, as $151,175 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement (as described above) as of September 30, 2012 and December 31, 2011 was $0 and $195,929, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, the Company has accrued total capital gains incentive fees including $0 and $195,929 currently payable as of September 30, 2012 and December 31, 2011, respectively of $350,845 and $972,271 as of September 30, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $350,000 of the accrued potential capital gains incentive fee for the nine months ended September 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the three and nine months ended September 30, 2012, the Company incurred administrator expenses payable to the Advisor of $725,783 and $2,226,671, respectively. For the three and nine months ended September 30, 2011, the Company incurred administrator expenses payable to the Advisor of $756,866 and $2,040,902, respectively. As of September 30, 2012 and December 31, 2011, $22,500 and $338,569, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2012 and December 31, 2011, $0 and $20,597, respectively, of expenses were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. As of September 30, 2012 and December 31, 2011, $614,020 and $410,479 of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 5,047,720 shares, respectively, or 0.03% and 19.18%, respectively, of the Company’s common stock as of September 30, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

4. Realized Gains on Investments

The Company did not recognize any realized gains for the three and nine months ended September 30, 2012 and 2011.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Numerator—net increase in net assets resulting from operations:	$6,168,703	$5,624,818	$17,841,931	$17,059,325
Denominator—basic and diluted weighted average common shares:	20,617,702	20,220,198	20,353,668	20,148,081
Basic and diluted net increase in net assets per common share resulting from operations:	$0.30	$0.28	$0.88	$0.85

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

On May 10, 2012, the Company entered into an amendment, or the Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into a new senior secured term loan credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Amendment revised the Revolving Facility, dated March 11, 2011, to, among other things, increase the amount available for borrowing from $125,000,000 to $140,000,000; permit the Term Loan Facility; extend the maturity date from May 2014 to May 2016 (with a one year term out period beginning in May 2015); and change the non-use fee from 1.00% annually if the Company uses 50% or less of the Revolving Facility and 0.50% annually if the Company uses more than 50% of the Revolving Facility to 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Amendment also changes the interest rate of the Revolving Facility from (a) Eurocurrency loans from LIBOR plus 3.50% to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, LIBOR plus 3.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 3.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.50% and (b) alternative base rate loans based, or ABR, on the highest rate of the Prime Rate, Federal Funds Rate plus 0.5% or three month LIBOR plus 1.0% per annum to (i) when the facility is more than 35% drawn and the step-down condition is satisfied, ABR plus 2.00%, (ii) when the facility is more than 35% drawn and the step-down condition is not satisfied, ABR plus 2.25%, (iii) when the facility is less than or equal to 35% drawn and the step-down condition is satisfied, ABR plus 2.25%, and (iv) when the facility is less than or equal to 35% drawn and the step-down condition is not satisfied, ABR plus 2.50%.

The Term Loan Facility provides the Company with a $50,000,000 senior secured term loan, or Term Loan. The Term Loan expires in May 2017, bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to the Company’s existing Revolving Facility (as amended by the Amendment).

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

For the nine months ended September 30, 2012, the Company borrowed $184,900,000 and made $139,900,000 of repayments under the Facilities. For the nine months ended September 30, 2011, the Company borrowed $11,000,000 and made $11,000,000 of repayments under the Facilities. As of September 30, 2012 and December 31, 2011, there were $50,000,000 and $5,000,000 of borrowings outstanding at a weighted average interest rate of 4.2275% and 3.8125%, respectively. Interest expense and related fees of $1,026,497 and $321,681 were incurred in connection with the Facilities during the three months ended September 30, 2012 and 2011, respectively. Interest expense and related fees of $2,239,190, and $707,237 were incurred in connection with the Facilities during the nine months ended September 30, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2012 is in excess of 200%.

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

The Company uses an income approach using a discounted cash flow methodology to value the interest rate derivative. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

The Company records the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss).

The Company recognized a realized loss for the three and nine months ended September 30, 2012 of $86,461, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2012, the Company recognized $534,283 and $1,108,710 of net unrealized depreciation from the swap agreement, respectively, which is listed under unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of September 30 2012, the Company’s fair value of its swap agreement is $1,108,710, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Offering Expenses

A portion of the net proceeds of the Company’s public equity offering of 6,095,000 shares of common stock on September 25, 2012 was used to pay offering expenses of $4,176,281. Offering costs, which include $3,435,142 of underwriter’s fees, have been charged against paid in capital in excess of par. For the year ended December 31, 2011, $327,267 of offering costs related to the Company’s shelf registration statement were incurred and are reflected in the Consolidated Statements of Assets and Liabilities. All offering costs were borne by the Company.

9. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s balance sheet. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of September 30, 2012 and December 31, 2011, the Company has the following unfunded revolving commitments to portfolio companies (in millions):

	As of
	September 30, 2012	December 31, 2011
Total commitments	$14,000,000	$10,925,000
Less: funded commitments	(3,090,485)	(499,500)

Total unfunded revolving commitments	$10,909,515	$10,425,500

As of September 30, 2012 and December 31, 2011, the Company has also agreed to provide $14,000,000 and $7,850,000, respectively, of capital in delayed draw and capital expenditure facilities. The Company has also agreed to provide certain additional funding amounts of up to $6,666,667 to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of September 30, 2012 and December 31, 2011, such requirements and conditions had not been met.

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33

On November 2, 2012, the Company’s board of directors declared a dividend of $0.33 per share, payable on December 28, 2012 to stockholders of record at the close of business on December 14, 2012. The dividend will be paid out of net investment income earned in the period from October 1, 2012 through December 31, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $26 and $4,048,597, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of September 30, 2012, approximately 95.3% would be from ordinary income and 4.7% would be from capital gains, which were recognized in 2011 for tax purposes. However, except for capital gain distributions attributable to long-term capital gains recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

11. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Per Share Data:
Net asset value, beginning of period	$13.17	$13.15	$13.24	$13.06
Net investment income(1)	0.41	0.29	1.04	0.75
Net change in unrealized appreciation of investments(1)(2)	(0.07)	(0.01)	(0.10)	0.10
Unrealized depreciation of interest rate derivative(1)	(0.03)	—	(0.06)	—

Net increase in net assets resulting from operations(3)	0.31	0.28	0.88	0.85
Accretive effect of share issuance	0.05	—	0.05	—
Distributions to stockholders	(0.32)	(0.26)	(0.96)	(0.74)

Net asset value, end of period	$13.21	$13.17	$13.21	$13.17

Per share market value at end of period	$14.03	$10.92	$14.03	$10.92
Total return(4)(5)	4.16%	(14.00%)	20.57%	(10.94%)
Shares outstanding at end of period	26,315,202	20,220,199	26,315,202	20,220,199
Ratio/Supplemental Data:
Net assets at end of period	$347,749,539	$266,202,198	$347,749,539	$266,202,198
Ratio of operating expenses to average net assets(6)	8.49%	6.57%	7.76%	5.80%
Ratio of net investment income to average net assets(6)	12.49%	8.82%	10.54%	7.59%
Portfolio turnover(5)	9.33%	3.57%	23.50%	7.30%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Annualized.

12. Subsequent Events

In October 2012, the Company invested in an aggregate of $24,000,000 of broadly syndicated first lien secured term loans in five companies for short term investment purposes.

On October 24, 2012, the Company made an additional $1,625,000 investment in the second lien term loan of Vision Solutions, Inc.

On October 24, 2012, the Company was prepaid on its secured term loan and revolving loan of Texas Honing, Inc. at par plus a prepayment premium resulting in total proceeds of $12,550,939.

On October 29, 2012, the Company was prepaid on its subordinated term loan of JDC Healthcare Management, LLC at par of $11,231,591.

On November 2, 2012, the Company’s board of directors declared a dividend of $0.33 per share, payable on December 28, 2012 to stockholders of record at the close of business on December 14, 2012. The dividend will be paid out of net investment income earned in the period from October 1, 2012 through December 31, 2012.

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

We invest primarily in junior capital securities, including subordinated, or mezzanine, debt and second lien secured debt, which junior capital may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments. In certain instances we will also make direct equity investments and we may also selectively invest in more liquid broadly syndicated loans from time to time.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to THL Credit Partners BDC Holdings, L.P., or BDC Holdings, at $13.00 per share that was not subject to an underwriting discount and commission. We received $191.7 million of total net proceeds for the aforementioned offerings. Since May 2011, BDC Holdings distributed an aggregate of 2.8 million shares of our common stock held by BDC Holdings to its partners. As of September 30, 2012, BDC Holdings owns 19.2% of our common stock.

On September 25, 2012, we closed on a public equity offering selling 6,095,000 shares of our common stock through a group of underwriters at a price of $14.09 per share, less an underwriting discount and offering expenses, and received $81.7 million in proceeds.

We have elected to be treated for tax purposes as a RIC under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the quarter ended September 30, 2012 with $368.5 million (at fair value), which represents a $101.5 million, or 38.0%, increase from the $267.0 million (at fair value) as of December 31, 2011. We also increased our portfolio to 33 companies, including THL Credit Greenway Fund LLC, or Greenway, as of September 30, 2012, from 24 companies, including Greenway, as of December 31, 2011.

At September 30, 2012, our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.5 million and $11.5 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.9 million and $20.4 million, respectively. At December 31, 2011, our average portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.4 million and $19.4 million, respectively.

At September 30, 2012, 42.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 57.6% bore interest at fixed rates. At December 31, 2011, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates. In the future, we expect that additional loans in our portfolio will have floating rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 13.9% at September 30, 2012 as compared to 14.0% at December 31, 2011. The weighted average yield on our debt securities at their current cost was 13.7% at September 30, 2012 as compared to 13.8% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $20 million, excluding one portfolio company with EBITDA levels not representative of a typical portfolio company, based on the latest available financial information. Our weighted average attachment point in the capital structure of our portfolio companies is approximately 3.6 times EBITDA based on the latest available financial information.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2012 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$120.5	32.8%	$121.9	33.1%
Second lien debt	54.9	15.0%	54.3	14.7%
Subordinated debt	166.6	45.5%	166.6	45.2%
Investments in funds	8.4	2.3%	8.4	2.3%
Equity investments	3.9	1.0%	4.8	1.3%
Investment in payment rights	12.5	3.4%	12.5	3.4%

Total investments	$366.8	100.0%	$368.5	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2011 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$88.5	33.6%	$89.5	33.5%
Second lien debt	59.6	22.6%	60.2	22.6%
Subordinated debt	99.9	38.0%	101.8	38.1%
Investments in funds	12.0	4.6%	12.0	4.5%
Equity investments	3.1	1.2%	3.5	1.3%

Total investments	$263.1	100.0%	$267.0	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of September 30, 2012 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$4.0	$4.0	1.16%
Business services	68.1	67.6	19.46%
Communications	10.5	10.7	3.07%
Consumer products	9.2	9.3	2.66%
Election services	9.5	9.6	2.77%
Energy / Utilities	41.4	42.3	12.17%
Financial services	20.9	20.9	6.00%
Food & beverage	43.8	43.6	12.54%
Healthcare, ambulatory surgery centers	18.9	20.4	5.85%
Healthcare, consulting	12.2	12.2	3.51%
Healthcare, dental services	12.3	12.7	3.67%
Healthcare, device manufacturing	12.9	12.3	3.54%
Manufacturing	39.3	38.4	11.05%
Media	10.8	10.8	3.09%
Media, advertising	9.4	9.4	2.72%
Restaurants	8.7	8.9	2.55%
Retail & grocery	26.3	26.8	7.70%
Textiles	8.6	8.6	2.47%

Total investments	$366.8	$368.5	105.98%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3.9	$3.9	1.47%
Business services	42.1	43.0	16.08%
Communications	11.2	11.5	4.28%
Election services	10.3	10.3	3.85%
Energy / Utilities	26.6	27.1	10.10%
Financial services	12.0	12.0	4.49%
Food & beverage	36.1	36.5	13.65%
Healthcare, ambulatory surgery centers	18.4	19.4	7.24%
Healthcare, consulting	12.0	12.0	4.49%
Healthcare, dental services	11.9	12.3	4.61%
Manufacturing	25.4	25.6	9.56%
Restaurants	16.1	16.3	6.08%
Retail & grocery	37.1	37.1	13.87%

Total investments	$263.1	$267.0	99.77%

Investment Activity

During the nine months ended September 30, 2012, we made $168.8 million ($172.3 million at par) of investments, net of $3.3 million sold following an initial investment as a coinvestment, including $151.0 million ($154.3 million at par) in thirteen new portfolio companies and $17.9 million ($18.1 million at par) in four existing portfolio companies, including funding of $3.0 million of existing delayed draw and revolver commitments. These investments include a $12.5 million income-producing investment in TRA payment rights and $0.8 million of equity investments. Debt investments funded in the nine months ended September 30, 2012, included $54.0 million of first lien secured loans, which includes $23.4 million of unitranche loans, $19.6 million of second lien loans and $82.1 million of subordinated loans and had a weighted average yield of 13.7%. The weighted average yield, including all income-producing investments, was 13.9%.

During the three months ended September 30, 2012, we made $67.0 million ($68.8 million at par) of investments, net of $3.3 million sold following an initial investment as a coinvestment, in five new portfolio companies. Debt investments funded in the three months ended September 30, 2012, included $50.9 million of first lien secured loans, which includes $23.4 million of unitranche loans, and $16.1 million of subordinated loans and had a weighted average yield of 12.4%.

During the nine months ended September 30, 2011, we made $123.4 million ($125.4 million at par) of investments including $116.3 million ($118.2 million at par) in twelve new portfolio companies and $7.1 million ($7.2 million at par) in three existing portfolio companies, including funding of $0.6 million of revolver commitments. Debt investments funded in the nine months ended September 30, 2011, included $62.8 million of first lien secured loans, $30.9 million of second lien and $29.7 million of subordinated loans and had a weighted average yield of 12.5%.

During the three months ended September 30, 2011, we made $26.7 million ($27.3 million at par) of investments including $26.6 million ($27.2 million at par) in three new portfolio companies and funding of $0.1 million of revolver commitments. Debt investments funded in the three months ended September 30, 2011, included $14.2 million of first lien secured loans and $12.4 million of subordinated loans and had a weighted average yield of 12.6%.

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions):

	Three months ended September 30,		Nine months ended September 30,
Investment	2012	2011	2012	2011
Charming Charlie, Inc.	$—	$—	$11.6	$—
Chuy’s Opco, Inc.	8.3	—	8.7	—
CRS Reprocessing, LLC	0.5	—	2.7	—
Food Processing Holdings, LLC	—	—	12.6	—
Hart InterCivic, Inc.	—	—	0.8	—
HEALTHCAREfirst, Inc.	14.0	—	14.0	—
Hickory Farms, Inc.	—	—	9.5	—
Intelligrated, Inc.	—	—	—	9.0
LCP Capital Fund LLC	—	—	3.6	0.8
MModal MQ Inc.	6.9	—	6.9	—
Purple Communications, Inc.	0.3	0.3	0.8	0.5
SiVance, LLC	—	8.4	—	8.4
Surgery Center Holdings, Inc.	—	—	—	1.2
T&D Solutions, LLC	0.0	0.4	0.1	0.5

Total(a)(b)	$30.0	$9.1	$71.3	$20.4

(a)	For the three and nine months ended September 30, 2012, these proceeds included $1.2 million and $1.5 million of prepayment premiums, respectively.
(b)	For the three and nine months ended September 30, 2011, these proceeds included $0.3 million and $0.6 million of prepayment premiums, respectively.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The increase in the three and nine months ending September 30, 2012 and 2011, is a result of an increase in prepayments resulting from a more mature portfolio of investments.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by us through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of September 30, 2012, all of the capital had been called by Greenway. As of September 30, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the three and nine months ended September 30, 2012, we earned $0.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, we earned $0.6 million and $1.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, $0.6 million and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

LCP Capital Fund LLC

We have invested in membership interests in LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2012 and December 31, 2011, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of September 30, 2012 and December 31, 2011, the value of our interest in LCP was $8.4 million and $12.0 million, respectively, and is reflected in the Consolidated Schedules of Investments.

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

Investment in Tax Receivable Agreement Payment Rights

In June 2012, we invested in a TRA that entitles us to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to us and entitles us to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, the liquidity of the underlying payment right, risk of tax law changes and any other factors which might impact the value of the payment right.

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the transaction (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream. During the three and nine months ended September 30, 2012, we recognized $0.5 million and $0.7 million of income in connection with the TRA payment rights, respectively. As of September 30, 2012, the value of our interest in the TRA was $12.5 million and is reflected in the Consolidated Schedule of Investments.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5. Effective March 31, 2012, the Advisor revised its scoring system in order to categorize, on a more granular level, each investment based upon its performance and may revise the scoring system in the future depending upon the nature of the portfolio. The changes from December 31, 2011, included moving investments with a previous score of a 2 to a new investment performance score of 3 and bifurcating a previous score of 1 between new investment performance scores of 1 and 2 based upon its performance. Overall, there was no significant change in the risk profile of the portfolio companies between December 31, 2011 and September 30, 2012 or between March 31, 2012 and September 30, 2012.

The revised investment performance scores, or IPS, are as follows:

1—The portfolio company is performing above our underwriting expectations.

2—The portfolio company is performing as expected at the time of underwriting. All new investments are initially scored a 2.

3—The portfolio company is operating below our underwriting expectations, and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4—The portfolio company is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal is expected.

5—The portfolio company is performing substantially below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal amount is not expected to be repaid in full.

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.06 at September 30, 2012. The following is a distribution of the investment scores of our portfolio companies at September 30, 2012 (in millions):

	September 30, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio
1(a)	$48.2	13.1%
2(b)	238.4	64.6%
3(c)	75.8	20.6%
4(d)	6.1	1.7%
5	—	—

Total	$368.5	100.0%

(a)	As of September 30, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2012, Investment Score “2” included $47.9 million of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2012, Investment Score “3” included $45.9 million of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2012, Investment Score “4” included $0 of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. If the fair value of a loan is below cost, we may cease recognizing paid-in-kind, or PIK, interest and/or the accretion of a discount on the debt investment until such time that the fair value equals or exceeds cost. As of September 30, 2012 and December 31, 2011, we had no loans on non-accrual.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss) and net unrealized appreciation (depreciation). Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation (depreciation) on interest rate derivative is the net change in the fair value of the interest rate derivative agreement. Interest rate derivative periodic interest payments, net are the difference between the proceeds received or the amounts paid on the interest rate derivative.

Comparison of the Three and Nine Months Ended September 30, 2012 and 2011

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Income-producing securities include investments in funds and investment in payment rights. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition, we may generate revenue in the form of fees from the management of Greenway, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

Investment income for the three months ended September 30, 2012 and 2011 totaled $14.2 million and $10.3 million, respectively, and was primarily attributable to $12.7 million and $9.0 million of interest income on debt securities and cash (including $1.1 million and $0.6 million of PIK interest, $1.2 million and $0.3 million of prepayment premiums and $0.8 million and $0.4 million of accretion of discounts and other fees), $0.9 million and $0.6 million of interest income on income-producing securities, $0.5 million and $0.6 million of fees related to Greenway and $0.1 million and $0.1 million of other income, respectively. For the three months ended September 30, 2012 and 2011, we received cash proceeds related to PIK income previously recognized of $0.3 million and $0.1 million, respectively.

Investment income for the nine months ended September 30, 2012 and 2011 totaled $36.7 million and $26.5 million, respectively, and was primarily attributable to $32.7 million and $23.0 million of interest income on debt securities and cash (including $3.0 million and $1.8 million of PIK interest, $1.5 million and $0.6 million of prepayment premiums and $2.0 million and $1.4 million of accretion of discounts and other fees), $2.0 million and $1.6 million of interest income on income-producing securities, $1.8 million and $1.2 million of fees related to Greenway, $0 and $0.3 million related to dividend income and $0.2 million and $0.4 million of other income, respectively. For the nine months ended September 30, 2012 and 2011, we received cash proceeds related to PIK income previously recognized of $0.8 million and $0.1 million, respectively.

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio, an increase in prepayment premiums and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three or nine months ended September 30, 2012 and 2011.

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

Operating expenses totaled $5.8 million and $4.4 million for the three months ended September 30, 2012 and 2011, and consisted of base management fees, incentive fees, administrator expenses and other expenses including fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses.

The base management fees for the three months ended September 30, 2012 and 2011 were $1.3 million and $1.0 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the three months ended September 30, 2012 and 2011 were $1.7 million and $1.4 million and such amounts include the effect of the change in unrealized appreciation of ($0.3) million and ($0.1) million, respectively. There can be no assurance that such unrealized capital (depreciation) appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. As of September 30, 2012, $1.9 million of incentive fees are currently payable to the Advisor pursuant to the terms of the investment management agreement as $0.1 million of incentive fees incurred were generated from deferred interest (i.e. PIK and certain discount accretion) and is not payable until such amounts are received in cash. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

For the three months ended September 30, 2012 and 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $1.3 million and $0.5 million, respectively. Borrowings under the credit facility were $67.1 million and $11.0 million, respectively, for the three months ended September 30, 2012 and 2011. Repayments under the credit facility were $87.3 million and $11.0 million, respectively, for the three months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, there were $50.0 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.2275% and 3.8125%, respectively. The increase in expenses related to the credit facility is due principally to the timing of the level of borrowings and amortization of deferred financing costs.

Administrator expenses for the three months ended September 30, 2012 and 2011 totaled $0.7 million and $0.8 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months ended September 30, 2012 and 2011 totaled $0.8 million and $0.7 million, respectively.

Operating expenses totaled $15.6 million and $11.5 million for the nine months ended September 30, 2012 and 2011, and consisted of base management fees, incentive fees, administrator expenses, and other expenses including fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due primarily to the increase in base management fees, incentive fee and credit facility expenses for the respective periods.

The base management fees for the nine months ended September 30, 2012 and 2011 were $3.4 million and $3.0 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the nine months ended September 30, 2012 and 2011 were $4.8 million and $3.0 million and such amounts include the effect of unrealized appreciation of ($0.4) million and $0.8 million, respectively. Approximately $0.4 million, for the nine months ended September 30, 2011, was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ financial statements. There can be no assurance that such unrealized capital (depreciation) appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

For the nine months ended September 30, 2012 and 2011, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $2.9 million and $1.2 million, respectively. Borrowings under the credit facility were $184.9 million and $11.0 million, respectively, for the nine months ended September 30, 2012 and 2011. Repayments under the credit facility were $139.9 million and $11.0 million, respectively, for the nine months ended September 30, 2012 and 2011. As of September 30, 2012 and December 31, 2011, there were $50.0 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.2275% and 3.8125%, respectively. The increase in expenses related to the credit facility is due principally to the timing of the facility closing in March 2011, the level of borrowings and amortization of deferred financing costs.

Administrator expenses for the nine months ended September 30, 2012 and 2011 totaled $2.2 million and $2.0 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the nine months ended September 30, 2012 and 2011 totaled $2.3 million and $2.3 million, respectively. The increase in administrator expenses is due principally to additional resources and related costs to support our growth.

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

Net Investment Income

Net investment income was $8.5 million, or $0.41 per common share based on a weighted average of 20,617,702 common shares outstanding for the three months ended September 30, 2012, as compared to $5.9 million, or $0.29 per common share based on a weighted average of 20,220,198 common shares outstanding for the three months ended September 30, 2011.

Net investment income was $21.2 million, or $1.04 per common share based on a weighted average of 20,353,668 common shares outstanding for the nine months ended September 30, 2012, as compared to $15.0 million, or $0.75 per common share based on a weighted average of 20,148,081 common shares outstanding for the nine months ended September 30, 2011.

The increase in net investment income is attributable to the growth in the portfolio and an increase in prepayment premiums.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We did not recognize any realized gains or losses on our portfolio company investments during the three or nine months ended September 30, 2012 and 2011.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled ($1.7) million and ($0.3) million for the three months ended September 30, 2012 and 2011. The change in unrealized appreciation on our investments was driven primarily by the reversal of previously unrealized appreciation on HEALTHCAREfirst, Inc. and MModal MQ Inc., changes in the capital market conditions and in the financial performance of certain other portfolio companies.

Net change in unrealized appreciation on investments totaled ($2.1) million and $2.0 million for the nine months ended September 30, 2012 and 2011. The change in unrealized appreciation on our investments was driven primarily by the reversal of previously unrealized appreciation on Food Processing Holdings, LLC, HEALTHCAREfirst, Inc. and MModal MQ Inc., changes in the capital market conditions, and in the financial performance of certain portfolio companies.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross unrealized appreciation on investments	$1.2	$0.2	$2.1	$3.5
Gross unrealized depreciation on investments	(1.8)	(0.4)	(2.9)	(0.8)
Reversal of prior period net unrealized appreciation upon a realization	(1.1)	(0.1)	(1.3)	(0.7)

Total	$(1.7)	$(0.3)	$(2.1)	$2.0

Realized and Unrealized Gain (Loss) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period. Unrealized depreciation on interest rate derivative totaled $0.5 million and $1.1 million for the three and nine months ended September 30, 2012, respectively, and was due to capital markets changes impacting interest rate swap spreads.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. We recognized a realized loss for the three and nine months ended September 30, 2012 of $0.1 million as interest rate derivative periodic interest payments, net.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $6.2 million, or $0.30 per common share based on a weighted average of 20,617,702 common shares for the three months ended September 30, 2012, as compared to $5.6 million, or $0.28 per common share based on a weighted average of 20,220,198 common shares outstanding, for the three months ended September 30, 2011. The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, and an increase in prepayment premiums.

Net increase in net assets resulting from operations totaled $17.8 million, or $0.88 per common share based on a weighted average of 20,353,668 common shares for the nine months ended September 30, 2012, as compared to $17.1 million, or $0.85 per common share based on a weighted average of 20,148,081 common shares outstanding, for the nine months ended September 30, 2011. The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, and an increase in prepayment premiums.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our Revolving Facility and Term Loan Facility and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We may raise additional equity or debt capital through both registered offerings off a shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings.

On September 25, 2012, we received $81.7 million in proceeds, net of offering fees and underwriting discount, from our public equity offering of common stock and used $46.1 million to pay down outstanding loans on our Revolving Facility. As a result, our liquidity and capital resources are derived from the remaining proceeds from the public offering in September, our Revolving Facility, as described below, and cash flows from operations, including investment sales and repayments, and income earned.

As of September 30, 2012, we had $50.0 million outstanding under our Term Loan Facility. There were no borrowings outstanding under the Revolving Facility as of September 30, 2012. The Term Loan Facility had a weighted average interest rate of 4.23 percent. We borrowed $134.9 million under our Revolving Facility and $50.0 million under our Term Loan Facility for the nine months ended September 30, 2012 and repaid $139.9 million funds on our Revolving Facility from proceeds received from the public equity offering, term loan, sales and repayments and investment income. As of September 30, 2011, we had no borrowings outstanding under our Revolving Facility as we had borrowed and repaid $11.0 million during the nine months ended September 30, 2011.

Our operating activities used cash of $84.3 million and $90.0 million for the nine months ended September 30, 2012 and 2011, respectively, primarily in connection with the purchase of portfolio investments. For the nine months ended September 30, 2012, our financing activities provided cash of $45.0 million from net borrowings and $81.7 million from our common stock offering, net of offering costs, and used cash of $19.4 million for dividends to stockholders and $2.9 million for the payment of financing costs. For the nine months ended September 30, 2011, our financing activities used cash of $13.9 million for dividends to stockholders and $2.5 million for the payment of financing costs.

As of September 30, 2012 and December 31, 2011, we had cash of $25.9 million and $5.6 million, respectively. We had no cash equivalents as of September 30, 2012 and December 31, 2011.

We believe the remaining proceeds from our recent public equity offering, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

On May 10, 2012, we entered into an amendment, or the Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into a new senior secured term loan credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

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

For the nine months ended September 30, 2012, we borrowed $184.9 million and made $139.9 million of repayments under the Facilities. For the nine months ended September 30, 2011, we borrowed $11.0 million and made $11.0 million of repayments under the Facilities. As of September 30, 2012 and December 31, 2011, there were $50.0 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.2275% and 3.8125%, respectively. Interest expense and related fees of $1.0 million and $0.3 million were incurred in connection with the Facilities during the three months ended September 30, 2012 and 2011, respectively. Interest expense and related fees of $2.2 million and $0.7 million were incurred in connection with the Facilities during the nine months ended September 30, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2012 is in excess of 200%.

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

We use an income approach using a discounted cash flow methodology to value the interest rate derivative. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss).

For the three and nine months ended September 30, 2012, we recognized $0.1 million of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2012, we recognized $0.5 million and $1.1 million of net unrealized depreciation from the swap agreement, respectively, which is listed under unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of September 30 2012, our fair value of the swap agreement is $1.1 million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Other

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the Small Business Administration, or SBA, to license a Small Business Investment Company, or SBIC. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. There can be no assurance when or if we will be able obtain such license and capitalize such SBIC LP with sufficient regulatory capital to borrow the maximum amount available.

The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of September 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28.6 million and fair market value of $27.8 million that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12.8 million that was pre-approved by the SBA.

Commitments and Contingencies

From time to time, we, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, nor the Advisor, are currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected on our balance sheet. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of September 30, 2012 and December 31, 2011, we have the following unfunded revolving commitments to portfolio companies (in millions):

	As of
	September 30, 2012	December 31, 2011
Total commitments	$14.0	$10.9
Less: funded commitments	(3.1)	(0.5)

Total unfunded revolving commitments	$10.9	$10.4

As of September 30, 2012 and December 31, 2011, we have also agreed to provide $14.0 million and $7.9 million, respectively, of capital in delayed draw and capital expenditure facilities. We have also agreed to provide additional funding amounts of up to $6.7 million to a portfolio company to fund future acquisitions provided certain performance requirements and other conditions are met. As of September 30, 2012 and December 31, 2011, such requirements and conditions had not been met

Dividends

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33

On November 2, 2012, our board of directors declared a dividend of $0.33 per share, payable on December 28, 2012 to stockholders of record at the close of business on December 14, 2012. The dividend will be paid out of net investment income earned in the period from October 1, 2012 through December 31, 2012.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the nine months ended September 30, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $0 and $4.0 million, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2012 distributions as of September 30, 2012, approximately 95.3% would be from ordinary income and 4.7% would be from capital gains, which were recognized in 2011 for tax purposes. However, except for capital gain distributions attributable to long-term capital gains recognized in 2011, there can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2012 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

As of September 30, 2012, we have $50 million outstanding under our Term Loan Facility. The Term Loan Facility was entered into in May 2012 and matures in May 2017.

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

For the three and nine months ended September 30, 2012, we incurred base management fees payable to the Advisor of $1.3 million and $3.4 million, respectively. For the three and nine months ended September 30, 2011, we incurred base management fees payable to the Advisor of $1.0 million and $3.0 million, respectively. As of September 30, 2012 and December 31, 2011, $1.3 million and $1.0 million, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2012, we incurred $2.0 million and $5.2 million, respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2011, we incurred $1.5 million and $2.3 million of incentive fees related to ordinary income, respectively. As of September 30, 2012, $1.9 million of such incentive fees are currently payable to the Advisor, as $0.1 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

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

The capital gains incentive fee payable to our Advisor under the investment management agreement (as described above) as of September 30, 2012 and December 31, 2011 was $0 and $0.2 million, respectively. GAAP requires that the capital gains incentive fee accrual considers the cumulative aggregate unrealized capital appreciation in the calculation, as a capital gains incentive fee would be payable if such unrealized capital appreciation were realized, even though such unrealized capital appreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential capital gains incentive fee that would be payable for a given period as if all unrealized gains were realized, we have accrued total capital gains incentive fees including $0 and $0.2 million currently payable as of September 30, 2012 and December 31, 2011, respectively, of $0.4 million and $1.0 million as of September 30, 2012 and December 31, 2011, respectively, based upon net realized capital gains and unrealized capital depreciation for that period (in accordance with the terms of the investment management agreement), plus unrealized capital appreciation on investments held at the end of the period. There can be no assurance that such unrealized capital appreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. Approximately $0.4 million of the accrued potential capital gains incentive fee for the nine months ended September, 30, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the three and nine months ended September 30, 2012, we incurred administrator expenses payable to the Advisor of $0.7 million and $2.2 million, respectively. For the three and nine months ended September 30, 2011, we incurred administrator expenses payable to the Advisor of $0.8 million and $2.0 million, respectively. As of September 30, 2012 and December 31, 2011, $0.0 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on behalf us. As of September 30, 2012 and December 31, 2011, $0 and $0.0 million of expenses, respectively, were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of us. As of September 30, 2012 and December 31, 2011, $0.6 million and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of September 30, 2012, all of the capital had been called by Greenway. As of September 30, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2012, we earned $0.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2011, we earned $0.6 million and $1.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2012 and December 31, 2011, $0.6 and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

THL Credit SBIC, LP

We have received a “Greenlight” letter allowing us to file an application with the Investment Division of the SBA to license a SBIC. We submitted our application, which was formally accepted for processing by the SBA on September 21, 2011. THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. Both the SBIC LP and SBIC GP are consolidated wholly owned subsidiaries of the Company. There can be no assurance when or if we will be able obtain such license and capitalize such SBIC LP with sufficient regulatory capital to borrow the maximum amount available.

The SBIC LP will be subject to regulation and oversight by the SBA. Under SBA regulations, SBICs may make loans to eligible small businesses and invest in the equity securities of small businesses. The SBIC LP’s objective is to generate both current income and capital appreciation through debt and equity investments. SBIC LP generally invests with the Company in SBA eligible businesses that meet the investment criteria used by the Company. As of September 30, 2012, the SBIC LP had made three pre-licensing investments with an aggregate amortized cost basis of $28.6 million and fair market value of $27.8 million that were pre-approved by the SBA. As of December 31, 2011, the SBIC LP had made one pre-licensing investment with an aggregate amortized cost basis and fair market value of $12.8 million that was pre-approved by the SBA.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 5,047,720 shares, respectively, or 0.03% and 19.18%, respectively, of our common stock as of September 30, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. We utilize an income approach to value our debt investments and a combination of income and market approaches to value our equity investments. With respect to unquoted securities, the Advisor and our board of directors, in consultation with our independent third party valuation firm, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by our board of directors. For debt investments, we determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, we disclose the fair value of our investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

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

We consider whether the volume and level of activity for the asset or liability have significantly decreased and identifies transactions that are not orderly in determining fair value. Accordingly, if we determine that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment, if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of the highest and best use valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s stockholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 are effective for us on January 1, 2012. The adoption of this standard has been reflected in our financial statement disclosures.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity, we will generally not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. As of September 30, 2012 and December 31, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income.

Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized. We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amounts paid on the interest rate derivative. Net change in unrealized appreciation or depreciation reflects the change in portfolio investment values or value of the interest rate derivative during the reporting period, including any reversal of previously recorded unrealized appreciation or depreciation, when gains or losses are realized.

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

If we do not distribute at least 98% of our ordinary income in the year earned and 98.2% of our net capital gains for the one-year period ending October 31 in that calendar year, we will generally be required to pay an excise tax equal to 4% of the undistributed amount. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. As of September 30, 2012 and December 31, 2011, we have accrued a nominal amount for federal excise taxes.

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

Recent developments

In October 2012, we invested in an aggregate of $24.0 million of broadly syndicated first lien secured term loans in five companies for short term investment purposes.

On October 24, 2012, we made an additional $1.6 million investment in the second lien term loan of Vision Solutions, Inc.

On October 24, 2012, we were prepaid on our secured term loan and revolving loan of Texas Honing, Inc. at par plus a prepayment premium resulting in total proceeds of $12.6 million.

On October 29, 2012, we were prepaid on our subordinated term loan of JDC Healthcare Management, LLC at par of $11.2 million.

On November 2, 2012, our board of directors declared a dividend of $0.33 per share, payable on December 28, 2012 to stockholders of record at the close of business on December 14, 2012. The dividend will be paid out of net investment income earned in the period from October 1, 2012 through December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2012, 52.8%, or nineteen, of the debt investments in our portfolio bore interest at fixed rates. Seventeen of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of September 30, 2012 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by $0.1 million. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 8, 2012, in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the Securities and Exchange Commission on May 3, 2012 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on July 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 2 shares and 304,092 shares of common stock under our dividend reinvestment plan during the nine months ended September 30, 2012 and 2011, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the nine months ended September 30, 2012 and 2011, was approximately $0.0 million and $4.0 million, respectively.

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

THL CREDIT, INC.

Date: November 6, 2012	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: November 6, 2012	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer