Form 10-K
period 2012-12-31
THL Credit, Inc.
filed 2013-03-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 814-00789

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $269 million based on the closing price on that date of $13.47 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 4, 2013, there were 26,315,202 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2012 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

THL Credit, Inc.

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Advisers Act.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We are a direct lender to middle market companies and invest in subordinated, or mezzanine, debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time. We also may provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and our managed funds, over an aggregate $664 million in commitments into 40 separate portfolio companies through a combination of both initial and follow-on investments.

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

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities, along with proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. See “Regulation” for discussion of BDC regulation and other regulatory considerations.

Organizational Overview

THL Credit Advisors LLC

Our investment activities are managed by our investment adviser, THL Credit Advisors. THL Credit Advisors is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is led by James K. Hunt, W. Hunter Stropp and Sam W. Tillinghast, who, along with Terrence W. Olson, Stephanie Paré Sullivan, Christopher J. Flynn and Scott V. Turco constitute its principals, collectively the THL Credit Principals. Messrs. Hunt, Stropp, Tillinghast and Flynn constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals.

The THL Credit Principals and other investment professionals make up our investment team. THL Credit Advisors is owned and controlled by certain of the THL Credit Investment Principals and a partnership consisting of certain of the partners of THL Partners. The THL Credit Investment Principals have worked together over the past five years and in the past investing through multiple business and credit cycles, across the entire capital structure. We believe the THL Credit Investment Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management.

THL Credit Advisors also serves as our Administrator and leases office space to us and provides us with equipment and office services. The tasks of the Administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. THL Credit Senior Loan Strategies LLC (“THL Credit SLS”), a subsidiary of THL Credit Advisors, acquired McDonnell Investment Management’s Alternative Credit Strategies group on June 29, 2012. THL Credit SLS focuses principally on broadly syndicated senior loans. The acquisition is intended to result in benefits to the Company by providing access to greater credit resources, including, but not limited to, origination sources, credit analysis and industry specialization that the THL Credit SLS team has developed over the years. The Company does not expect to co-invest with THL Credit SLS on transactions, except in limited circumstances on identical terms.

Thomas H. Lee Partners, L.P. (“THL Partners”)

Founded in 1974, THL Partners is a leading private equity firm based in Boston, MA. THL Partners focuses on identifying and obtaining substantial ownership positions in large growth-oriented companies where it can add managerial and strategic expertise to create value for its partners. As one of the oldest and most experienced private equity firms, THL Partners has raised approximately $20 billion of equity capital and invested in more than 100 businesses with an aggregate purchase price of more than $150 billion. THL Partners seeks to build companies of lasting value while generating superior returns for its investors and operating partners. We benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the contacts and industry knowledge of THL Partners’ investment team to enhance its transaction sourcing capabilities and consults with the THL Partners team on specific industry issues, trends and other matters to complement our investment process.

Investment Approach

Our investment approach consists of the following four separate and distinct phases: (1) sourcing; (2) selecting; (3) structuring; and (4) supervising investments. Sourcing involves our efforts to generate as vast a universe of relevant and actionable investment opportunities as possible. Selecting represents our decision-making process regarding which of those investments to pursue. Structuring summarizes our creative approach to deploying capital on a case by case basis in a way that maximizes value. Supervising is a reference to our ongoing rigorous credit monitoring.

Sourcing

The elements of our sourcing efforts include: (i) determining the market in which we intend to participate; (ii) identifying the opportunities within that market; (iii) having a clear strategy; (iv) knowing the competition; and (v) distinguishing our competitive advantages.

Determining the Market

We invest primarily in debt securities of sponsored and unsponsored issuers, including subordinated or mezzanine debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock and other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time. We also may provide advisory services to managed funds.

It is also our belief that a combination of sponsored and unsponsored investments in debt securities is important to having the most attractive opportunities across investment cycles. To that end, our nationwide origination efforts target both private equity sponsors and referral sources of unsponsored companies.

Unsponsored companies are either privately-held companies typically owned and controlled by entrepreneurs rather than private equity firms or microcap public companies, or those public companies with market capitalization of less than $300 million. We believe that unsponsored middle market companies represent a large, attractive and less competitive investment opportunity for two primary reasons: (1) the number of unsponsored companies far exceeds the number of sponsored companies; and (2) many debt investors focus primarily on sponsored companies. We also believe because unsponsored companies often have less access to capital providers, they generally provide us more attractive economics, greater alignment of interests with management, and greater control over the business and capital structure.

With respect to sponsored transactions, which we define as those companies controlled by private equity firms, or sponsors, we expect the demand for leveraged buyouts to grow as mergers and acquisition activity increases, although with reduced senior lending from banks and what may be reduced participation from collateralized loan obligation vehicles in the middle market. We believe debt providers will see increasing opportunities to fill this financing gap. We expect significant demand from sponsors who need to recapitalize the balance sheets of certain of their portfolio companies or, in certain situations, acquire portfolio companies.

Market opportunity

We believe the environment for investing in middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. Middle market companies are experiencing improved fundamentals driven by a stabilizing economy and an increase in confidence. During 2012, middle market companies displayed improvements in operating performance, resulting in stronger credit quality. Default levels remain relatively low, and volatility in the broader capital markets has eased, resulting in more middle market companies seeking growth capital at attractive lender credit metrics.

Consolidation among commercial banks has reduced the focus on middle market business. We believe that many senior lenders have de-emphasized their service and product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing issuers to reduce leverage.

Middle market companies are increasingly seeking lenders with long-term capital for debt and equity capital. We believe that many middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. Further, we believe many middle market companies are inclined to seek capital from a small number of skilled, reliable and predictable providers with access to permanent capital that can satisfy their specific needs and serve as value-added financial partners with an understanding of, and longer-term view oriented towards the growth of their businesses.

The current market environment may mean more favorable opportunities for investing in lower middle market companies. We believe that as part of the path of economic recovery following the credit crisis, select market participants such as hedge funds and collateralized loan obligation vehicles are not as active as lenders in the middle market, a space in which we focus, resulting in fewer lender participants and a greater opportunity for us to originate proprietary investment opportunities in the lower middle market. Fewer participants also results in a more disciplined approach to investment opportunities, a situation on which we are well positioned to capitalize given the extensive level of experience of the THL Credit Investment Principals, who have worked closely together and have invested through multiple business and credit cycles. In addition, investing in debt securities in the middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities. For example, such securities generally involve better pricing terms, access to information, and the ability to diligence and evaluate management teams.

Investment strategy

We believe a strategy focused primarily on debt securities in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt loans tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity.

Competition

Our primary competitors to providing financing to middle market companies will include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Competitive advantages

We believe that, through THL Credit Advisors, we possess the following competitive advantages over many other debt lenders to middle market companies:

Experienced management team. As stated above, the THL Credit Investment Principals are experienced and have worked together extensively through multiple business and credit cycles, investing across the entire capital structure with the objective of generating attractive, long-term, risk-adjusted returns. Each of the THL Credit Investment Principals brings a unique investment perspective and skill-set by virtue of their complementary collective experiences as both debt and equity investors.

Proactive Sourcing Platform. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Houston and Los Angeles, the THL Credit Investment Principals have a deep and diverse relationship network in the debt capital and private equity markets. National origination activities and relationships are centrally managed by a dedicated director of origination. These activities and relationships provide an important channel through which we generate investment opportunities consistent with our investment strategy. The THL Credit Investment Principals have activities and relationships with investment bankers, commercial bankers (national, regional and local), lawyers, accountants and business brokers as well as access to the extensive network of THL Partners, which has 38 years of experience. The THL Credit Investment Principals actively utilize these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the THL Credit Investment Principals provides us with an early look at new investment opportunities.

Ability to execute unsponsored transactions. We believe we are one of the few credit market participants that actively seeks unsponsored investments and possesses the experience and resources, as a result of the long-standing relationships of the THL Credit Investment Principals and ongoing development of new relationships with referral sources and equity sponsors, to source unsponsored transactions. Furthermore, we have the capability to perform the rigorous in-house due diligence, structuring and monitoring activities necessary to execute such transactions.

Affiliation with THL Partners and THL Credit SLS. We are managed by THL Credit Advisors, the credit affiliate of THL Partners and parent of THL Credit SLS. As such, we have access to the relationship network and industry knowledge of both THL Partners and THL Credit SLS to enhance transaction sourcing capabilities. This provides us with the opportunity to consult with the THL Partners investment teams on specific industry issues, trends and other complementary matters.

Selecting

Selecting investments to pursue requires us to have an employable investment philosophy, know our key metrics, have a process to consistently measure those metrics and adhere to a repeatable underwriting process that enables our investment committee to make well reasoned decisions.

Investment Philosophy

Our investment philosophy will focus on capital preservation, relative value, and establishing close relationships with portfolio companies. It is our expectation that this multifaceted focus should generate consistent, attractive, risk-adjusted returns coupled with low volatility.

Capital Preservation. We believe that the key to capital preservation is comprehensive and fundamental credit analysis. We take a long term view of our investments and portfolios with the perspective that most of our investments may need to endure through economic cycles. We refrain from market timing and generally do not enter into investments with the sole intention of realizing short term gains based on changes in market prices. However, we will not hesitate to sell an investment if we believe that it is deteriorating in value and that more recovery will be obtained by selling rather than holding the investment.

Relative Value. Relative value is an essential part of every investment decision. Relative value is determined in a variety of ways including comparisons to other opportunities available in the same asset class and with portfolio companies in the same or similar industries. Relative value is also analyzed across asset classes (senior vs. subordinate, secured vs. unsecured, debt vs. equity) to ensure that the return of a potential investment is appropriate relative to its position in the capital structure.

Key Investment Metrics

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

Seasoned management with significant equity ownership. Strong, committed management teams are important to the success of an investment and we focus on companies where strong management teams are either already in place or where new management teams have been identified. Additionally, we will generally require the portfolio companies to have in place compensation provisions that appropriately incentivize management to succeed and to act in our interests as investors.

Strong competitive position. We will seek to invest in companies that have developed competitive advantages and defensible market positions within their respective markets and are well positioned to capitalize on growth opportunities.

Exit strategy. We will seek companies that we believe will generate consistent cash flow to repay our loans and reinvest in their respective businesses. We expect such internally generated cash flow in portfolio companies to be a key means by which we exit from our investments over time. In addition, we will invest in companies whose business models and expected future cash flows offer attractive exit possibilities for the equity component of our returns. These companies include candidates for strategic acquisition by other industry participants and companies that may repay our investments through an initial public offering of common stock or another capital market transaction.

Due Diligence and Investment Process

We employ a rigorous and disciplined underwriting and due diligence process. Our process includes a comprehensive understanding of a portfolio company’s industry, market, operational, financial, organizational and legal position and prospects. In addition to our own analysis, we will frequently use the service of third parties (either those of the sponsor, if applicable, or those which we retain) for quality of earnings reports, environmental diligence, legal reviews, industry and customer surveys, and background checks. We conduct thorough reference and background checks on senior management for all investments, including, but not limited to reference calls to several constituencies including senior management of past employers, business associates, customers, industry experts, such as equity research analysts and, when appropriate, competitors.

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

Our due diligence will typically include the following elements (although not all elements will necessarily form part of every due diligence project):

Portfolio Company Characteristics: key levers of the business including a focus on drivers of cash flow and growth; revenue visibility; customer and supplier concentrations; historical revenue and margin trends; fixed versus variable costs; free cash flow analysis; portfolio company performance in view of industry performance; and sensitivity analysis around various future performance scenarios (with a focus on downside scenario analysis);

Industry Analysis: including the portfolio company’s position within the context of the general economic environment and relevant industry cycles; industry size and growth rates; competitive landscape; barriers to entry and potential new entrants; product position and defensibility of market share; technological, regulatory and similar threats; and pricing power and cost considerations;

Management: including the quality, breadth and depth of the portfolio company’s management; track record and prior experience; background checks; reputation; compensation and equity incentives; corporate overhead; motivation; interviews with management, employees, customers and vendors;

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

In addition to reviewing investments, the investment committee meetings serve as a forum to discuss credit views and outlooks. Potential transactions and investment sourcing are also reviewed on a regular basis. Members of our investment team are encouraged to share information and views on credits with the investment committee early in their analysis. This process improves the quality of the analysis and assists the deal team members to work more efficiently.

Each transaction is presented to the investment committee in a formal written report. Our investment committee currently consists of James K. Hunt, W. Hunter Stropp, Sam W. Tillinghast and Christopher J. Flynn. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the four members of the committee is required, with Mr. Hunt, the Chief Executive Officer and Chief Investment Officer, having veto power.

Structuring

Our approach to structuring involves us choosing the most appropriate variety of security for each particular investment and negotiating the best and most favorable terms.

Investment Structure

We invest primarily in debt securities, including subordinated, or mezzanine debt, and second lien senior secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time.

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

Once we have determined that a prospective portfolio company is suitable for investment, we work with the management of that company and its other capital providers, including, as applicable, senior, junior, and equity capital providers, to structure an investment, typically investing an average of approximately $10 million to $25 million of capital per transaction. We negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure.

Security types we invest in include:

Mezzanine Loans. We structure our subordinated, or mezzanine investments, primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that will provide us with current interest income. Generally, mezzanine loans rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years and may include an associated equity component such as warrants, preferred stock or other similar securities. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Also, in some cases our mezzanine loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans will have maturities of five to ten years. In determining whether a prospective mezzanine loan investment satisfies our investment criteria, we generally seek a high total return potential, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

Second Lien Loans. We structure our second lien investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. Second lien loans may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization.

First Lien Senior Secured Loans. To the extent we invest in first lien or senior secured loans, we expect such loans to have terms of three to ten years and may provide for deferred interest payments in the first few years of the term of the loan. To the extent we invest in senior secured loans, we obtain first lien security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. First lien secured loans may also include unitranche loan structures, which typically combine characteristics of traditional first lien senior secured and second lien and subordinated loans. We may obtain security interests in the asset of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company and may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Investment Terms

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by:

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

Supervising

Successful supervision of our investments involves employing active monitoring methods and developing strong underlying management teams at each portfolio company.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5. Effective March 31, 2012, the Advisor revised its scoring system in order to categorize, on a more granular level, each investment based upon its performance and may revise the scoring system in the future depending upon the nature of the portfolio. The changes from December 31, 2011, included moving investments with a previous score of a 2 to a new investment performance score of 3 and bifurcating a previous score of 1 between new investment performance scores of 1 and 2 based upon its performance. Overall, there was no significant change in the risk profile of the portfolio companies between December 31, 2011 and December 31, 2012 or between March 31, 2012 and December 31, 2012.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.12 at December 31, 2012. The following is a distribution of the investment scores of our portfolio companies at December 31, 2012:

	December 31, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio
1(a)	$20,040,000	5.1%
2(b)	312,461,130	79.2%
3(c)	55,490,878	14.1%
4(d)	6,357,126	1.6%
5	—	—

Total	$394,349,134	100.0%

(a)	As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2012, Investment Score “2” included $49.4 million of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2012, Investment Score “3” included $27.0 million of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when there is reasonable doubt that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2012 and December 31, 2011, we had no loans on non-accrual.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Beginning with our second quarter of operations, the base management fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2012, 2011 and 2010, THL Credit Advisors earned base management fees of $4.9 million, $4.0 million and $2.7 million, respectively, from us.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date) and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. For the years ended December 31, 2012, 2011 and 2010, THL Credit Advisors earned incentive fees of $7.0 million, $4.8 million and $0.0 million, respectively, from us.

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

Incentive Fee = (100% × “Catch-Up”) + (the greater of 0% AND (20.0% × (preincentive fee net investment income—2.5%)))

= (100% × (2.5%—2.0%)) + (20.0% × (2.725%—2.5%))

= 0.5% + (20.0% × 0.225%)

= 0.5% + 0.045%

= 0.545%

(1)	Represents 8.0% annualized hurdle rate.
(2)	Represents 1.5% annualized base management fee.
(3)	Excludes organizational and offering expenses.

Example 2: Income Portion of Incentive Fee with Total Return Requirement Calculation:

Assumptions

•	Hurdle rate (1) = 2.00%

•	Base management fee (2) = 0.375%

•	Other expenses (legal, accounting, transfer agent, etc.) (3) = 0.40%

•	Cumulative incentive compensation accrued and/or paid for preceding 11 calendar quarters = $9,000,000

Alternative 1

Additional Assumptions

•	Investment income (including interest, dividends, fees, etc.) = 3.50%

•	Preincentive fee net investment income (investment income – (base management fee + other expenses)) = 2.725%

•	20.0% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $8,000,000

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

Duration and termination

The investment management agreement was approved by our board of directors on February 27, 2013, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on February 27, 2013, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

As a BDC, we are required to meet a coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future, of at least 200%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

In January 2013, legislation was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) increasing the amount of funds BDCs may borrow by reducing asset to debt limitations from 2:1 to 3:2, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Significant managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Business—Regulation—Qualifying assets” above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance. Where the BDC purchases such securities in conjunction with one or more other persons acting together, the BDC will satisfy this test if one of the other persons in the group makes available such managerial assistance, although this may not be the sole method by which the BDC satisfies the requirement to make available managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of THL Credit and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see “Risks—Risks related to our operations as a BDC.”

No-action relief from registration as a commodity pool operator

We are relying on a no-action letter (the “No-Action Letter”) issued by the staff of the Commodity Futures Trading Commission (the “CFTC”) as a basis to avoid registration with the CFTC as a commodity pool operator (“CPO”). The No-Action Letter allows an entity to engage in CFTC-regulated transactions (“commodity interest transactions”) that are “bona fide hedging” transactions (as that term is defined and interpreted by the CFTC and its staff), but prohibit an entity from entering into commodity interest transactions if they are non-bona fide hedging transactions, unless immediately after entering such non-bona fide hedging transaction (a) the sum of the amount of initial margin deposits on the entity’s existing futures or swaps positions and option or swaption premiums does not exceed 5% of the market value of the entity’s liquidating value, after taking into account unrealized profits and unrealized losses on any such transactions, or (b) the aggregate net notional value of the entity’s commodity interest transactions would not exceed 100% of the market value of the entity’s liquidating value, after taking into account unrealized profits and unrealized losses on any such transactions. We are required to operate pursuant to these trading restrictions if we intend to continue to rely on the No-Action Letter as a basis to avoid CPO registration.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code of ethics requirements. Our code of ethics is available, free of charge, on our website at www.thlcredit.com. We intend to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission (the “SEC”) and the NASDAQ Global Select Market by filing such amendment or waiver with the Securities and Exchange Commission and by posting it on our website. You may read and copy the code of ethics at the SEC’s Public Reference Room in Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202) 551-8090. In addition, the code of ethics is attached as an exhibit to this Registration Statement on Form N-2 and will be available on the SEC’s Internet site at http://www.sec.gov. You may also obtain copies of the code of ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov, or by writing the SEC’s Public Reference Section, 100 F Street, N.E., Washington, D.C. 20549.

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

You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. You may obtain information on the operation of the Public Reference Room by calling the SEC at (202)551-8090. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

Taxation as a Regulated Investment Company

If we:

•	maintain our qualification as a RIC; and

•	satisfy the Annual Distribution Requirement,

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our net ordinary income for each calendar year, (2) 98.2% of our capital gain net income for each calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

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

If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to federal income tax on its allocable share of a portion of any “excess distribution” received on, or any gain from the disposition of, such shares even if our allocable share of such income is distributed as a taxable dividend to its stockholders. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distribution or gain. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” under the Code (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we may be able to elect to mark-to-market at the end of each taxable year our shares in a PFIC; in this case, we will recognize as ordinary income our allocable share of any increase in the value of such shares, and as ordinary loss our allocable share of any decrease in such value to the extent that any such decrease does not exceed prior increases included in its income. Under either election, we may be required to recognize in a year income in excess of distributions from PFICs and proceeds from dispositions of PFIC stock during that year, and such income will nevertheless be subject to the Annual Distribution Requirement and will be taken into account for purposes of the 4% excise tax.

The remainder of this discussion assumes that we obtain and maintain our qualification as a RIC and have satisfied the Annual Distribution Requirement.

Item 1A.	Risk Factors

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face, but they are the principal risks associated with an investment in the Company. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

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

The 1940 Act imposes numerous constraints on the operations of BDCs and RICs. For example, under the 1940 Act, BDCs companies are required to invest at least 70% of their total assets primarily in securities of private or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. Moreover, qualification for taxation as a RIC under subchapter M of the Code requires satisfaction of source-of-income and diversification requirements and our ability to avoid corporate-level income taxes on our income and gains depends on our satisfaction of distribution requirements. The failure to comply with these provisions in a timely manner could prevent us from qualifying as BDC or RIC or could force us to pay unexpected taxes and penalties, which could be material. Our investment adviser and the majority of the members of our senior management only have limited experience managing or providing management consulting services to a BDC. Our investment adviser’s and the members of its investment committee’s lack of experience in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective.

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

On May 10, 2012, we entered into the Amendment to our $50.0 million Term Loan Facility expiring in May 2017 with ING Capital LLC. The Amendment revised the Revolving Facility, dated March 11, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $140.0 million and extended the maturity date from May 2014 to May 2016 (with a one year term out period beginning in May 2015). The Revolving Facility and Term Loan facility, together the Facilities contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions. As of December 31, 2012, there was $50.0 million of borrowings outstanding against the Facilities and our asset coverage ratio was over 200%. Our borrowings had a weighted average interest rate at the time of 4.21% exclusive of non-use and other fees associated with the Facilities. Accordingly, to cover the annual interest on our borrowings outstanding at December 31, 2012, at the then current rate, we would have to receive an annual yield of at least 0.15% (net of expenses). This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. On May 10, 2012, we amended the Facility and entered into a new senior secured term loan credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources—Credit Facility” for additional information about the Amendment and the Term Loan Facility.

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

The following table is designed to illustrate the effect on return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2012 of $50.0 million at an average interest rate at the time of 4.21%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00%	)	(5.00%	)	0.00%		5.00%	10.00%
Corresponding return to common stockholders(2)	(10.55%	)	(5.37%	)	(0.20%	)	4.98%	10.16%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)	In order to compute the “corresponding return to common stockholders,” the “assumed return on the portfolio” is multiplied by the total value of our assets at the beginning of the period ($277.1 million as of December 31, 2011) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($0.7 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period ($267.6 million) to determine the “corresponding return to common stockholders.”

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

To maintain our qualification as a RIC under the Code, we must meet certain source-of-income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing or preferred stock, we may become subject to certain asset coverage ratio requirements and other financial covenants under the terms of our debt or preferred stock, and could in some circumstances also become subject to similar requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we are unable to obtain cash from other sources, or otherwise prohibited from making distributions, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

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

A number of entities compete with us to make the types of investments that we make. We compete with other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies, and, to the extent they provide an alternative form of financing, private equity and hedge funds. Additionally, because competition for investment opportunities generally has increased among alternative investment vehicles such as hedge funds, entities have begun to invest in areas in which they had not traditionally invested. As a result of these new entrants, competition for investment opportunities intensified in recent years and may intensify further in the future. Some of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC and that the Code imposes on us as a RIC. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this existing and potentially increasing competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of THL Credit Advisors, particularly its Chief Executive Officer and Chief Investment Officer, James K. Hunt, its Co-Presidents, W. Hunter Stropp and Sam W. Tillinghast, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, its Chief Compliance Officer and General Counsel, Stephanie Paré Sullivan, its Managing Directors, Christopher J. Flynn, its Director Scott V. Turco, collectively, the THL Credit Principals. Messrs. Hunt, Stropp, Tillinghast and Flynn constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals. The THL Credit Investment Principals and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify to be a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

Greenway is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, which has been called and invested by Greenway, and is managed by us.

Certain of our officers serve or may serve in an investment management capacity to Greenway. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out operations of Greenway. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for Greenway in the event that the interests of Greenway run counter to our interests.

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

RISKS RELATED TO OUR INVESTMENTS

We invest primarily in debt and equity securities of middle market companies and we may not realize gains from our equity investments.

We are a direct lender to middle market companies, and invest in subordinated, or mezzanine, debt and second lien senior secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our investments in lower credit quality obligations are risky and highly speculative, and we could lose all or part of our investment.

Most of our debt investments are likely to be in lower grade obligations. The lower grade investments in which we invest may be rated below investment grade by one or more nationally-recognized statistical rating agencies at the time of investment or may be unrated but determined by the Advisor to be of comparable quality. Debt securities rated below investment grade are commonly referred to as “junk bonds” and are considered speculative with respect to the issuer’s capacity to pay interest and repay principal. The debt in which we invest typically is not rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s). We may invest without limit in debt of any rating, as well as debt that has not been rated by any nationally recognized statistical rating organization.

Investment in lower grade investments involves a substantial risk of loss. Lower grade securities or comparable unrated securities are considered predominantly speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic and business developments. The market values for lower grade debt tend to be very volatile and are less liquid than investment grade securities. For these reasons, your investment in our company is subject to the following specific risks: increased price sensitivity to a deteriorating economic environment; greater risk of loss due to default or declining credit quality; adverse company specific events are more likely to render the issuer unable to make interest and/or principal payments; and if a negative perception of the lower grade debt market develops, the price and liquidity of lower grade securities may be depressed. This negative perception could last for a significant period of time.

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

The portfolio companies in which we have invested debt capital usually have, or may be permitted to incur with certain limitations, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

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

The rights we may have with respect to the collateral securing the mezzanine, or subordinated, loans and second lien loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; the approval of amendments to collateral documents; releases of liens on the collateral; and waivers of past defaults under collateral documents. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as mezzanine debt, or senior secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt holding and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 1.00% of the aggregate outstanding balance of our portfolio as of December 31, 2012. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC on the Term Loan Facility. Under the swap agreement, with a notional value of $50.0 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

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

We intend to continue to qualify as a RIC under the Code. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Tax Matters.”

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without being taxed at the corporate level, we must maintain our status as a BDC and meet certain source-of-income, asset diversification and annual distribution requirements and including:

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2012, our net asset value per share was $13.20. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 1, 2013 was $15.45. At our Annual Meeting of Stockholders on June 7, 2012, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 7, 2013 and the date of our 2013 Annual Meeting of Stock holders, which is expected to be held in June 2013. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

In addition, at our 2012 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value. Such authorization expires on the earlier of the one year anniversary of the date of the Annual Meeting and the date of our 2013 Annual Meeting of Stockholders.

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

Further, if our current stockholders do not purchase any shares to maintain their percentage interest, regardless of whether such offering is above or below the then current net asset value per share, their voting power will be diluted. For example, if we sell an additional 10% of our common shares at a 5% discount from net asset value, a stockholder who does not participate in that offering for its proportionate interest will suffer net asset value dilution of up to 0.5% or $5 per $1000 of net asset value. For additional information and hypothetical examples of these risks, see “Sale of Common Stock Below Net Asset Value” and the prospectus supplement pursuant to which such sale is made.

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

If we issue preferred stock, debt securities or convertible debt securities, the net asset value and market value of our common stock may become more volatile.

We cannot assure you that the issuance of preferred stock and/or debt securities would result in a higher yield or return to the holders of our common stock. The issuance of preferred stock, debt securities or convertible debt would likely cause the net asset value and market value of our common stock to become more volatile. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to approach the net rate of return on our investment portfolio, the benefit of leverage to the holders of our common stock would be reduced. If the dividend rate on the preferred stock, or the interest rate on the debt securities, were to exceed the net rate of return on our portfolio, the use of leverage would result in a lower rate of return to the holders of common stock than if we had not issued the preferred stock or debt securities. Any decline in the net asset value of our investment would be borne entirely by the holders of our common stock. Therefore, if the market value of our portfolio were to decline, the leverage would result in a greater decrease in net asset value to the holders of our common stock than if we were not leveraged through the issuance of preferred stock. This decline in net asset value would also tend to cause a greater decline in the market price for our common stock.

There is also a risk that, in the event of a sharp decline in the value of our net assets, we would be in danger of failing to maintain required asset coverage ratios which may be required by the preferred stock, debt securities, convertible debt or units or of a downgrade in the ratings of the preferred stock, debt securities, convertible debt or units or our current investment income might not be sufficient to meet the dividend requirements on the preferred stock or the interest payments on the debt securities. If we do not maintain our required asset coverage ratios, we may not be permitted to declare dividends. In order to counteract such an event, we might need to liquidate investments in order to fund redemption of some or all of the preferred stock, debt securities or convertible debt. In addition, we would pay (and the holders of our common stock would bear) all costs and expenses relating to the issuance and ongoing maintenance of the preferred stock, debt securities, convertible debt or any combination of these securities. Holders of preferred stock, debt securities or convertible debt may have different interests than holders of common stock and may at times have disproportionate influence over our affairs.

Holders of any preferred stock that we may issue will have the right to elect members of the board of directors and have class voting rights on certain matters.

The 1940 Act requires that holders of shares of preferred stock must be entitled as a class to elect two directors at all times and to elect a majority of the directors if dividends on such preferred stock are in arrears by two years or more, until such arrearage is eliminated. In addition, certain matters under the 1940 Act require the separate vote of the holders of any issued and outstanding preferred stock, including changes in fundamental investment restrictions and conversion to open-end status and, accordingly, preferred stockholders could veto any such changes. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies, might impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.

Your interest in us may be diluted if you do not fully exercise your subscription rights in any rights offering. In addition, if the subscription price is less than our net asset value per share, then you will experience an immediate dilution of the aggregate net asset value of your shares.

In the event we issue subscription rights, stockholders who do not fully exercise their subscription rights should expect that they will, at the completion of a rights offering pursuant to this prospectus, own a smaller proportional interest in us than would otherwise be the case if they fully exercised their rights. We cannot state precisely the amount of any such dilution in share ownership because we do not know at this time what proportion of the shares will be purchased as a result of such rights offering.

In addition, if the subscription price is less than the net asset value per share of our common stock, then our stockholders would experience an immediate dilution of the aggregate net asset value of their shares as a result of the offering. The amount of any decrease in net asset value is not predictable because it is not known at this time what the subscription price and net asset value per share will be on the expiration date of a rights offering or what proportion of the shares will be purchased as a result of such rights offering. Such dilution could be substantial.

The trading market or market value of our publicly issued debt securities may fluctuate.

Our publicly issued debt securities may or may not have an established trading market. We cannot assure you that a trading market for our publicly issued debt securities will ever develop or be maintained if developed. In addition to our creditworthiness, many factors may materially adversely affect the trading market for, and market value of, our publicly issued debt securities. These factors include, but are not limited to, the following:

•	the time remaining to the maturity of these debt securities;

•	the outstanding principal amount of debt securities with terms identical to these debt securities;

•	the ratings assigned by national statistical ratings agencies;

•	the general economic environment;

•	the supply of debt securities trading in the secondary market, if any;

•	the redemption or repayment features, if any, of these debt securities;

•	the level, direction and volatility of market interest rates generally; and

•	market rates of interest higher or lower than rates borne by the debt securities.

You should also be aware that there may be a limited number of buyers when you decide to sell your debt securities. This too may materially adversely affect the market value of the debt securities or the trading market for the debt securities.

Terms relating to redemption may materially adversely affect your return on any debt securities that we may issue.

If your debt securities are redeemable at our option, we may choose to redeem your debt securities at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In addition, if your debt securities are subject to mandatory redemption, we may be required to redeem your debt securities also at times when prevailing interest rates are lower than the interest rate paid on your debt securities. In this circumstance, you may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as your debt securities being redeemed.

Our credit ratings may not reflect all risks of an investment in our debt securities.

Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 100 Federal Street, 31st Floor, Boston, MA 02110. THL Credit Advisors furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal proceedings

As of December 31, 2012, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies.

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

	High	Low
Fiscal year ended December 31, 2012
First quarter	$13.49	$12.12
Second quarter	$13.50	$12.20
Third quarter	$14.74	$12.88
Fourth quarter	$15.07	$13.03
Fiscal year ended December 31, 2011
First quarter	$14.86	$12.59
Second quarter	$14.39	$12.68
Third quarter	$13.26	$10.41
Fourth quarter	$12.25	$10.49

The last reported price for our common stock on March 1, 2013 was $15.45 per share. As of March 1, we had two stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 21, 2010 (initial public offering) through December 31, 2012. The graph assumes that, on April 21, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

We issued a total of 2 shares, 304,093 shares and 124,219 shares of common stock under our dividend reinvestment plan during the years ended December 31, 2012, 2011 and 2010, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $26, $4,048,609 and $1,572,685 for the years ended December 31, 2012, 2011 and 2010, respectively.

Issuer purchases of equity securities

None.

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to distribute at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33

On December 20, 2012, our board of directors declared a special dividend of $0.05 per share, which was paid on January 28, 2013 to stockholders of record at the close of business on December 31, 2012.

On February 27, 2013, our board of directors declared a dividend of $0.33 per share, payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $26 and $4,048,609, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2012 represented $28.5 million from ordinary income, $0.9 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2012 and 2011 were $0.2 million and $0.1 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2012, 2011 and 2010. Financial information for the periods ending 2012, 2011 and 2010 has been derived from our financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended December 31,			At and for the period from May 26, 2009 (inception) through December 31, 2009
	2012	2011	2010
Statement of Operations data:
Total investment income	$53,125,279	$37,408,627	$12,325,432	$—
Incentive fee	7,017,252	4,790,457	—	—
Base management fees	4,943,025	4,011,897	2,696,647	—
All other expenses	10,392,230	7,549,756	3,597,944	171,593
Income tax provision and excise tax	581,502	22,000	—	—
Net investment income	30,191,270	21,056,517	6,030,841	(171,593)
Interest rate derivative periodic interest payments, net	(179,581)	—	—	—
Net realized gain on investments	353,199	979,643	—	—
Net change in unrealized appreciation on investments	(1,241,415)	2,121,321	1,760,389	—
Net change in unrealized depreciation on interest rate derivative	(1,053,221)	—	—	—
Net increase (decrease) in net assets resulting from operations	27,616,694	24,135,481	7,791,230	(171,593)
Provision for taxes on unrealized appreciation on investments	(453,558)	—	—	—
Per share data:
Net asset value (net deficit) per common share at year end	13.20	13.24	13.06	(10.61)
Market price at year end	14.79	12.21	13.01
Net investment income (loss)	1.38	1.04	0.31	(25.61)
Net realized gain on investments	0.01	0.05	—	—
Net change in unrealized appreciation on investments	(0.06)	0.11	0.08	—
Net change in unrealized depreciation on interest rate derivative	(0.06)	—	—	—
Provision for taxes on unrealized appreciation on investments	(0.02)	—	—	—
Net increase (decrease) in net assets resulting from operations	1.26	1.20	0.39	(25.61)
Dividends declared	1.34	1.02	0.30	—
Statement of Assets and Liabilities data at period end:
Total investments at fair value	394,349,134	266,993,332	153,529,179	—
Cash and cash equivalents	4,818,614	5,572,753	110,140,711	100,500
Other assets	7,090,746	4,583,346	719,285	369,767
Total assets	406,258,494	277,149,431	264,389,175	470,267
Loans payable	50,000,000	5,000,000	—	—

	For the years ended December 31,			At and for the period from May 26, 2009 (inception) through December 31, 2009
	2012	2011	2010
Other liabilities	$8,773,551	$4,532,725	$4,373,406	$541,360
Total liabilities	58,773,551	9,532,725	4,373,406	541,360
Total net assets (deficit)	347,484,943	267,616,706	260,015,769	(71,093)
Other data:
Weighted average annual yield on debt investments	13.7%	13.8%	15.8%	—
Weighted average annual yield on debt and income-producing equity securities	13.9%	14.0%	16.6%	—
Number of investments at year end	34	24	13	—

Quarter Ended	Investment Income		Net Investment Income		Net Unrealized Gain (Loss) on Investments		Net Realized Gain on Investments		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes on unrealized appreciation on investments		Net Increase In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2012	$16,379,669	$0.62	$9,028,043	$0.34	$884,710	$0.03	$353,199	$0.01	($37,631)	$0.00	($453,558)	($0.01)	$9,774,763	$0.37
September 30, 2012	14,237,468	0.69	8,476,620	0.41	(1,687,173)	(0.07)	—	—	(620,744)	(0.03)	—	—	6,168,703	0.31
June 30, 2012	11,758,551	0.58	6,514,619	0.32	26,690	—	—	—	(574,427)	(0.03)	—	—	5,966,882	0.29
March 31, 2012	10,749,591	0.53	6,171,988	0.31	(465,642)	(0.03)	—	—	—	—	—	—	5,706,346	0.28

Quarter Ended	Investment Income		Net Investment Income		Net Unrealized Gain (Loss) on Investments		Net Realized Gain on Investments		Net Increase In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2011	$10,914,290	$0.54	$6,017,294	$0.30	$79,220	$0.00	$979,643	$0.05	$7,076,157	$0.35
September 30, 2011	10,318,840	0.51	5,910,636	0.29	(285,818)	(0.01)	—	—	5,624,818	0.28
June 30, 2011	9,117,035	0.45	4,970,876	0.25	1,579,544	0.07	—	—	6,550,420	0.32
March 31, 2011	7,058,462	0.35	4,135,711	0.21	748,375	0.03	—	—	4,884,086	0.24

Quarter Ended	Investment Income		Net Investment Income (Loss)		Net Unrealized Gain on Investments		Net Realized Gain on Investments		Net Increase (Decrease) In Net Assets From Operations
(Unaudited)	Total	Per Share	Total	Per Share	Total	Total	Per Share	Total	Per Share	Total
December 31, 2010	$5,804,110	$0.29	$3,458,019	$0.17	$597,717	$0.03	$—	$—	$4,055,736	$0.20
September 30, 2010	4,080,836	0.21	1,863,981	0.09	1,052,967	0.05	—	—	2,916,948	0.15
June 30, 2010	2,440,486	0.12	728,841	0.04	109,705	0.01	—	—	838,546	0.04
March 31, 2010	—	—	(20,000)	(2.99)	—	—	—	—	(20,000)	(2.99)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

Overview

THL Credit, Inc. was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through the origination of privately negotiated investments in debt and equity securities in middle market companies.

We are a direct lender to middle-market companies and invest in subordinated, or mezzanine, debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to THL Credit Partners BDC Holdings, L.P., or BDC Holdings, at $13.00 per share that was not subject to an underwriting discount and commission. We received $190.7 million of total net proceeds for the aforementioned offerings, which includes an underwriting discount and offering expenses. Since May 2011, BDC Holdings distributed an aggregate of 2.8 million shares of our common stock held by BDC Holdings to its partners. As of December 31, 2012, BDC Holdings owns 15.4% of our common stock.

On September 25, 2012, we closed on a public equity offering selling 6,095,000 shares of our common stock through a group of underwriters at a price of $14.09 per share, less an underwriting discount and offering expenses, and received $81.7 million in proceeds.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level income taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the year ended December 31, 2012 with $394.3 million (at fair value), which represents a $127.3 million, or 47.7%, increase from the $267.0 million (at fair value) as of December 31, 2011. We also increased our portfolio to thirty-four companies, including THL Credit Greenway Fund LLC, or Greenway, as of December 31, 2012, from twenty-four companies, including Greenway, as of December 31, 2011.

At December 31, 2012, our average portfolio company investment, exclusive of Greenway, at amortized cost and fair value was approximately $11.9 million and $11.9 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $36.1 million and $36.1 million, respectively. At December 31, 2011, our average portfolio company investment at amortized cost and fair value was approximately $11.4 million and $11.6 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $18.4 million and $19.4 million, respectively.

At December 31, 2012, 43.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 56.7% bore interest at fixed rates. At December 31, 2011, 40.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 60.0% bore interest at fixed rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 13.9% at December 31, 2012 as compared to 14.0% at December 31, 2011. The weighted average yield on our debt securities at their current cost was 13.7% at December 31, 2012 as compared to 13.8% at December 31, 2011. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash and cash equivalents.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $24 million, excluding one portfolio company with EBITDA levels not representative of a typical portfolio company, based on the latest available financial information provided by the portfolio companies. Our weighted average attachment point in the capital structure of our portfolio companies is approximately 3.8 times EBITDA based on the latest available financial information.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2012 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$101.8	26.0%	$102.2	26.0%
Second lien debt	70.6	18.0%	70.0	17.8%
Subordinated debt	184.1	47.1%	183.3	46.5%
Investments in funds	9.6	2.4%	10.3	2.6%
Equity investments	3.9	1.0%	6.8	1.7%
Investment in payment rights	12.3	3.1%	12.3	3.1%
CLO residual interest	9.4	2.4%	9.4	2.4%

Total investments	$391.7	100.0%	$394.3	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2011 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$88.5	33.6%	$89.5	33.5%
Second lien debt	59.6	22.6%	60.2	22.6%
Subordinated debt	99.9	38.0%	101.8	38.1%
Investments in funds	12.0	4.6%	12.0	4.5%
Equity investments	3.1	1.2%	3.5	1.3%

Total investments	$263.1	100.0%	$267.0	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$4.0	$4.0	1.16%
Business services	67.2	66.3	19.09%
Chemicals	9.5	9.5	2.74%
Consumer products	50.0	50.0	14.39%
Election services	9.4	9.5	2.73%
Energy / utilities	9.8	9.8	2.81%
Financial services	31.2	31.9	9.19%
Food & beverage	44.1	43.6	12.54%
Healthcare, ambulatory surgery centers	18.8	20.8	5.99%
Healthcare, consulting	12.3	12.4	3.56%
Healthcare, dental services	1.4	1.4	0.40%
Healthcare, device manufacturing	13.0	12.4	3.57%
Industrials	25.0	25.0	7.19%
Manufacturing	39.0	38.1	10.98%
Media	10.5	10.5	3.03%
Media, advertising	3.2	5.1	1.47%
Restaurants	8.2	8.4	2.42%
Retail & grocery	26.5	27.0	7.76%
Textiles	8.6	8.6	2.47%

Total investments	$391.7	$394.3	113.49%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3.9	$3.9	1.47%
Business services	42.1	43.0	16.08%
Communications	11.2	11.5	4.28%
Election services	10.3	10.3	3.85%
Energy / utilities	26.6	27.1	10.10%
Financial services	12.0	12.0	4.49%
Food & beverage	36.1	36.5	13.65%
Healthcare, ambulatory surgery centers	18.4	19.4	7.24%
Healthcare, consulting	12.0	12.0	4.49%
Healthcare, dental services	11.9	12.3	4.61%
Manufacturing	25.4	25.6	9.56%
Restaurants	16.1	16.3	6.08%
Retail & grocery	37.1	37.1	13.87%

Total investments	$263.1	$267.0	99.77%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2012 and 2011 (in millions).

	Year ended December 31,
	2012	2011
New portfolio investments(a)(b)	$266.8	$129.1
Existing portfolio investments
Follow-on investments	21.2	11.6
Delayed draw and revolver investments	7.2	1.1

Total existing portfolio investments	28.4	12.7

Total portfolio investments	$295.2	$141.8

Number of new portfolio investments	24	14
Number of existing portfolio investments	7	3

First lien secured debt(a)	$102.8	$68.1
Second lien debt	41.5	42.0
Subordinated debt	127.0	31.3
Investments in funds	1.2	—
Equity investments	0.8	0.4
Investment in payment rights	12.5	—
CLO residual interest	9.4	—

Total portfolio investments	$295.2	$141.8

Weighted average yield of debt investments	13.7%	13.8%
Weighted average yield, including all income-producing investments	13.9%	14.0%

(a)

Number of new portfolio investments in 2012 include investments in five companies in which we invested in $23.8 million in broadly syndicated first lien secured term loans for short-term investment purposes. These loans were sold in 2012.

(b)	Net of amounts sold following an initial investment as a co-investment.

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Year ended December 31,
Investment	2012	2011
AIM Media Texas Operating, LLC	$0.5	$—
Anytime Worldwide, LLC	—	14.9
Charming Charlie, Inc.	11.6	—
Chuy’s Opco, Inc.	9.2	—
CRS Reprocessing, LLC	3.1	—
Cydcor LLC	0.4	—
Duff & Phelps Corporation	0.2	—
Food Processing Holdings, LLC	12.6	—
Hart InterCivic, Inc.	0.9	—
HEALTHCAREfirst, Inc.	14.1	—
Hickory Farms, Inc.	9.5	—
Intelligrated, Inc.	—	9.0
JDC Healthcare Management, LLC	11.2	—
LCP Capital Fund LLC	3.6	0.8
Loadmaster Derrick & Equipment, Inc.	3.3	—
MModal MQ Inc.	6.9	—
Pomeroy IT Solutions, Inc.	18.1	—
Purple Communications, Inc.	11.5	0.8
SiVance, LLC	—	8.4
Surgery Center Holdings, Inc.	—	1.2
T&D Solutions, LLC	15.3	1.3
Texas Honing, Inc.	14.4	—
YP Intermediate Holdings Corp.	6.5	—
Broadly syndicated loans(a)	24.2	—

Total(b)(c)	$177.1	$36.4

(a)	Investments in broadly syndicated first lien secured term loans in five companies made for short-term investment purposes.
(b)	For the year ended December 31, 2012, these proceeds included $2.6 million of prepayment premiums.
(c)	For the year ended December 31, 2011, these proceeds included $1.1 million of prepayment premiums.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The increase between the December 31, 2012 and 2011 amounts are a result of an increase in prepayments resulting from the performance of certain portfolio companies and the interest rate environment.

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

Investment in Funds

We do not have the ability to redeem our investment in funds but distributions are expected to be received until the dissolution of the funds, which is anticipated to be between 2013 and 2021, as the underlying investments are expected to be liquidated.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by us through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of December 31, 2012, all of the capital had been called by Greenway. As of December 31, 2011, $0.01 million had been called by Greenway. As of December 31, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of ours. For the years ended December 31, 2012 and 2011 we earned $2.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2012 and December 31, 2011, $0.4 million and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2012 and December 31, 2011, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of December 31, 2012 and December 31, 2011, the value of our interest in LCP was $8.4 million and $12.0 million, respectively, and is reflected in the Consolidated Schedules of Investments.

Our contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with us nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 18 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2015, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed.

CLO residual interest

Interest income from our CLO residual interest is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from its CLO residual interest and will adjust its effective yield periodically.

Investment in Tax Receivable Agreement Payment Rights

In June 2012, we invested in a TRA that entitles us to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to us and entitles us to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, which includes projected future earnings, the liquidity of the underlying payment right, risk of tax law changes, the effective tax rate and any other factors which might impact the value of the payment right.

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream. During the year ended December 31, 2012, we recognized $1.2 million of income in connection with the TRA payment rights. As of December 31, 2012, the value of our interest in the TRA was $12.2 million and is reflected in the Consolidated Schedule of Investments.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5. Effective March 31, 2012, the Advisor revised its scoring system in order to categorize, on a more granular level, each investment based upon its performance and may revise the scoring system in the future depending upon the nature of the portfolio. The changes from December 31, 2011, included moving investments with a previous score of a 2 to a new investment performance score of 3 and bifurcating a previous score of 1 between new investment performance scores of 1 and 2 based upon its performance. Overall, there was no significant change in the risk profile of the portfolio companies between December 31, 2011 and December 31, 2012 or between March 31, 2012 and December 31, 2012.

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

4 – The portfolio company is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio company is performing substantially below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.12 at December 31, 2012. The following is a distribution of the investment scores of our portfolio companies at December 31, 2012 (in millions):

	December 31, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio
1(a)	$20.0	5.1%
2(b)	312.5	79.2%
3(c)	55.5	14.1%
4(d)	6.4	1.6%
5	—	—

Total	$394.3	100.0%

(a)	As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2012, Investment Score “2” included $49.4 million of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2012, Investment Score “3” included $27.0 million of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2012 and December 31, 2011, we had no loans on non-accrual.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss), net unrealized appreciation (depreciation) and interest rate derivative periodic interest payments, net. Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. Net unrealized appreciation (depreciation) on interest rate derivative is the net change in the fair value of the interest rate derivative agreement. Interest rate derivative periodic interest payments, net are the difference between the proceeds received or the amounts paid on the interest rate derivative.

Comparison of the Years Ended December 31, 2012, 2011 and 2010

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Income-producing securities include investments in funds, investment in payment rights and collateralized loan obligation, or CLO, residual interest. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition, we may generate revenue in the form of fees from the management of Greenway, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,
	2012	2011	2010
Interest income on debt securities
Cash interest on debt securities	$36.7	$26.9	$8.4
Interest earned from bank accounts	0.0	0.1	0.3
PIK interest	4.1	2.6	0.9
Prepayment premiums	2.6	1.1	—
Accretion of discounts and other fees	3.6	2.1	0.4

Total interest on debt securities	47.0	32.8	10.0
Interest income on income-producing securities	2.8	2.1	2.2
Fees related to Greenway	2.6	1.8	—
Dividend income(a)	0.4	0.3	—
Other income	0.3	0.4	0.1

Total	$53.1	$37.4	$12.3

(a)

For the year ended December 31, 2012, dividend income represents a tax distribution received by a wholly-owned blocker corporation. A corresponding expense has been recorded in excise and income tax provision on the Consolidated Statements of Operations.

The following shows a rollforward of PIK income for the years ended December 31, 2012 and 2011 (in millions):

Accumulated PIK balance at December 31, 2010	$0.9
PIK income capitalized/receivable	2.6

Accumulated PIK balance at December 31, 2011	$3.5
PIK income capitalized/receivable	4.1
PIK received in cash from prepayments	(1.8)

Accumulated PIK balance at December 31, 2012	$5.8

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio, an increase in prepayment premiums and the closing of Greenway in January 2011.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the years ended December 31, 2012, 2011 and 2010.

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

Operating expenses totaled $22.3 million, $16.4 million and $6.3 million for the years ended December 31, 2012, 2011 and 2010, respectively, and consisted of base management fees, incentive fees, administrator expenses, and other expenses including fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due primarily to the increase in base management fees, incentive fee, credit facility and excise and income tax provision expenses for the respective periods.

The base management fees for the years ended December 31, 2012, 2011 and 2010 were $4.9 million, $4.0 million and $2.7 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the years ended December 31, 2012, 2011 and 2010 were $7.0 million, $4.8 million and $0 and such amounts include the effect of unrealized appreciation or depreciation of ($0.5) million, $0.8 million and $0, respectively. Approximately $0.4 million of the accrued incentive fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or prior periods’ financial statements. There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

For the years ended December 31, 2012, 2011 and 2010, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $4.1 million, $1.7 million and $0, respectively. Borrowings under the credit facility were $189.9 million and $28.5 million, respectively, for the years ended December 31, 2012 and 2011. Repayments under the credit facility were $144.9 million and $23.5 million, respectively, for the years ended December 31, 2012 and 2011. As of December 31, 2012 and December 31, 2011, there were $50.0 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.2110% and 3.8125%, respectively. The increase in expenses related to the credit facility is due principally to the timing of the facility closing in March 2011, the level of borrowings in connection with investment activity and amortization of deferred financing costs.

Administrator expenses for the years ended December 31, 2012, 2011 and 2010 totaled $3.2 million, $2.9 million and $1.7 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the years ended December 31, 2012, 2011 and 2010 totaled $3.1 million, $3.0 million and $1.9 million, respectively. The increase in administrator expenses is due principally to additional resources and related costs to support our portfolio growth.

Income tax provision and excise tax for the years ended December 31, 2012, 2011 and 2010 totaled $0.6 million ($0.1 million excise tax and $0.5 million income tax provision), $0.0 million ($0.0 excise tax) and $0, respectively. The increase in excise taxes is due to the retention of taxable income being higher during the current year. The increase in current year income tax provision is due to our consolidated taxable subsidiary receiving tax distributions from an underlying portfolio company for the payment of the current year’s tax obligation.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $30.2 million, or $1.38 per common share based on a weighted average of 21,852,197 common shares outstanding for the year ended December 31, 2012, as compared to $21.0 million, or $1.04 per common share based on a weighted average of 20,167,092 common shares outstanding for the year ended December 31, 2011 and $6.0 million, or $0.31 per common share based on a weighted average of 19,762,756 common shares outstanding for the year ended December 31, 2010.

The increase in net investment income is primarily attributable to the growth in the portfolio and an increase in prepayment activity.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized realized gains on our portfolio company investments during the year ended December 31, 2012, 2011 and 2010 of $0.4 million, $1.0 million and $0, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled ($1.2) million, $2.1 million and $1.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The change in unrealized appreciation on our investments was driven primarily by the reversal of previously unrealized appreciation on investments, changes in the capital market conditions, and in the financial performance of certain portfolio companies.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Year ended December 31,
	2012	2011	2010
Gross unrealized appreciation on investments	$4.5	$5.1	$1.8
Gross unrealized depreciation on investments	(2.8)	(1.2)	—
Reversal of prior period net unrealized appreciation upon a realization	(2.9)	(1.8)	—

Total	$(1.2)	$2.1	$1.8

Provision for taxes on unrealized appreciation on investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2012, 2011 and 2010, the Company recognized a provision for tax on unrealized appreciation of $0.5 million, $0, and $0, respectively, for a consolidated subsidiary. The Company is not subject to income taxes, however, certain consolidated taxable subsidiaries may be subject to income taxes. The provision relates only to an individual subsidiary of the Company.

Realized and Unrealized Gain (Loss) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period. Unrealized depreciation on interest rate derivative totaled $1.1 million for the year ended December 31, 2012 and was due to capital markets changes impacting interest rate swap spreads.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. We recognized a realized loss for the year ended December 31, 2012 of $0.2 million as interest rate derivative periodic interest payments, net.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $27.6 million, or $1.26 per common share based on a weighted average of 21,852,197 common shares for the year ended December 31, 2012, as compared to $24.1 million, or $1.20 per common share based on a weighted average of 20,167,092 common shares outstanding, for the year ended December 31, 2011 and $7.8 million, or $0.39 per common share based on a weighted average of 19,762,756 common shares outstanding, for the year ended December 31, 2010.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, and an increase in prepayment premiums.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our revolving credit agreement, or Revolving Facility, and senior secured term loan credit facility, or Term Loan Facility, and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We may raise additional equity or debt capital through both registered offerings off a shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings.

On September 25, 2012, we received $81.7 million in proceeds, net of offering fees and underwriting discount, from our public equity offering of common stock and used $46.1 million to pay down outstanding loans on our Revolving Facility.

As of December 31, 2012, we had $50.0 million outstanding under our Term Loan Facility. There were no borrowings outstanding under the Revolving Facility as of December 31, 2012. The Term Loan Facility had a weighted average interest rate of 4.21%. We borrowed $139.9 million under our Revolving Facility and $50.0 million under our Term Loan Facility for the year ended December 31, 2012 and repaid $144.9 million funds on our Revolving Facility from proceeds received from the public equity offering, term loan, sales and repayments and investment income. As of December 31, 2011, we had no borrowings outstanding under our Revolving Facility as we had borrowed and repaid $11.0 million during the year ended December 31, 2011.

Our operating activities used cash of $95.4 million, $87.2 million $83.5 million for the years ended December 31, 2012, 2011 and 2010, respectively, primarily in connection with the purchase of portfolio investments. For the years ended December 31, 2012, our financing activities provided cash of $45.0 million from net borrowings and $81.7 million from our common stock offering, net of offering costs, and used cash of $29.4 million for distributions to stockholders and $2.9 million for the payment of financing costs. For the year ended December 31, 2011, our financing activities provided cash of $5.0 million from net borrowings and used cash of $19.5 million for distributions to stockholders and $2.5 million for the payment of financing costs. For the year ended December 31, 2010, our financing activities provided cash of $194.6 from our initial public offering and used cash of $1.4 million for distributions to stockholders.

As of December 31, 2012 and December 31, 2011, we had cash of $4.8 million and $5.6 million, respectively. We had no cash equivalents as of December 31, 2012 and December 31, 2011.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

On May 10, 2012, we entered into an amendment, or the Amendment, to our Revolving Facility, and entered into a Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our subsidiaries, of not less than 2.25:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

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

For the year ended December 31, 2012, we borrowed $189.9 million and made $144.9 million of repayments under the Facilities. For the year ended December 31, 2011, we borrowed $28.5 million and made $23.5 million of repayments under the Facilities. As of December 31, 2012 and December 31, 2011, there were $50.0 million and $5.0 million of borrowings outstanding at a weighted average interest rate of 4.2110% and 3.8125%, respectively. Interest expense and related fees of $3.1 million and $1.0 million were incurred in connection with the Facilities during the years ended December 31, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2012 is in excess of 200%.

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

For the year ended December 31, 2012, we recognized $0.2 million of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the year ended December 31, 2012, we recognized $1.1 million of net unrealized depreciation from the swap agreement, which is listed under unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2012, our fair value of the swap agreement is $1.1 million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Other

On January 16, 2013, we withdrew our application with the Investment Division of the U.S. Small Business Administration, or SBA, to license a small business investment company, or SBIC. We may consider pursuing a new application for a license from the SBA in the future.

As of December 31, 2012, the THL Credit SBIC, LP, a wholly owned subsidiary of the Company, had three investments with an aggregate amortized cost basis of $28.9 million and fair market value of $28.1 million. As of December 31, 2011, the SBIC LP had made one investment with an aggregate amortized cost basis and fair market value of $12.8 million. On February 22, 2013, the investments held in the SBIC, LP were transferred to the Company.

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

As of December 31, 2012 and December 31, 2011, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2012	December 31, 2011
Unfunded revolving commitments	$10.9	$10.4
Unfunded delayed draw and capital expenditure facilities	12.0	7.9
Unfunded commitments to investments in funds	4.0	—

Total unfunded commitments	$26.9	$18.3

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to to distribute at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33

On December 20, 2012, our board of directors declared a special dividend of $0.05 per share, which was paid on January 28, 2013 to stockholders of record at the close of business on December 31, 2012.

On February 27, 2013, our board of directors declared a dividend of $0.33 per share, payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $0 and $4.0 million, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders.

The tax character of distributions declared and paid in 2012 represented $28.5 million from ordinary income, $0.9 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2012 and 2011 were $0.2 million and $0.1 million, respectively.

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

The following table shows our contractual obligations as of December 31, 2012 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$50.0	—	—	$50.0	—

(1)	Excludes commitments to extend credit to our portfolio companies.

We entered into an interest rate derivative to manage interest rate risk. We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss). Further discussion of the interest rate derivative is included in Note 1 “Significant Accounting Policies” and Note 7 “Interest Rate Derivative” in the “Notes to Consolidated Financial Statements”.

Off-Balance sheet arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Related Party Transactions

Investment Management and Administration Agreements

On February 27, 2013, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2012, 2011 and 2010 we incurred base management fees payable to the Advisor of $4.9 million, $4.0 million and $2.7 million, respectively. As of December 31, 2012 and December 31, 2011, $1.5 million and $1.0 million, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until we actually receive such interest in cash.

For the years ended December 31, 2012, 2011 and 2010 we incurred $7.4 million, $3.8 million and $0, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2012 and December 31, 2011 was $0.0 million and $0.2 million, respectively.

As of December 31, 2012, $2.3 million of such incentive fees are currently payable to the Advisor, as $0.6 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, we have accrued incentive fees of ($0.4) million and $0.8 million as of December 31, 2012 and December 31, 2011, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. Approximately $0.4 million of the accrued incentive fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the years ended December 31, 2012, 2011 and 2010 we incurred administrator expenses of $3.2 million, $2.9 million and $1.7 million, respectively. As of December 31, 2012 and December 31, 2011, $0.3 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of December 31, 2011, $0.0 million of expenses were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities. There were no amounts due to affiliate as of December 31, 2012.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of us. As of December 31, 2012 and December 31, 2011, $0.4 million and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by THL Credit, Inc. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.02 million. As of December 31, 2012, all of the capital had been called by Greenway. As of December 31, 2011, $0.1 million had been called by Greenway. As of December 31, 2012 and December 31, 2011, the value of our interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2012, and 2011, we earned $2.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2012 and December 31, 2011, $0.4 and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

THL Credit SBIC, LP

On January 16, 2013, we withdrew our application with the SBA to license a SBIC. We may consider pursuing a new application for a license from the SBA in the future.

As of December 31, 2012, the SBIC LP had three investments with an aggregate amortized cost basis of $28.9 million and fair market value of $28.1 million. As of December 31, 2011, the SBIC LP had made one investment with an aggregate amortized cost basis and fair market value of $12.8 million. On February 22, 2013, the investments held in SBIC, LP were transferred to the Company.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 4,047,720 shares, respectively, or 0.03% and 15.38%, respectively, of our common stock as of December 31, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

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

We value our CLO residual interest investment in a collateralized loan obligation using an income approach that analyzes the projected discounted cash flows of our residual interest. Significant inputs to the discounted cash flows methodology include the risk associated with the underlying investments and the expected term of the collateralized loan obligation.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of the highest and best use valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s stockholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 were adopted by us on January 1, 2012. The adoption of this standard has been reflected in our financial statement disclosures.

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity. We will cease accruing PIK interest if there is sufficient value to support the accrual or if we do not expect amounts to be collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2012 and December 31, 2011, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income. Interest income from our investment in TRA and CLO residual interest is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our TRA and CLO residual interest and will adjust our effective yield periodically.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year, and (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions made in 2012. For the years ended December 31, 2012, 2011 and 2010, we incurred excise tax expense of $0.1 million, $0 and $0, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2012, 2011 and 2010, we recognized current income tax expense of $0.5 million, $0, and $0, respectively, and a provision for tax on unrealized appreciation of $0.5 million, $0, and $0, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. During 2012, a taxable subsidiary received distributions of $0.5 million from an underlying portfolio company for the payment of current year tax obligations, which is included as dividend income on the Consolidated Statement of Operations. As of December 31, 2012 and December 31, 2011, $0.5 million and $0 of income tax expense, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments. The Company is not subject to income taxes, however, certain consolidated taxable subsidiaries may be subject to income taxes. The provision relates only to an individual subsidiary of the Company.

The following table summarizes the activity related to the Company’s tax expense incurred for the year ended December 31, 2012 (in millions):

Tax expense on current earnings	$0.5
Increase in deferred tax liability on unrealized appreciation of investments	0.4

Total tax expense	$0.9

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

Recent developments

On January 31, 2013, THL Credit Greenway Fund II LLC was formed as a Delaware limited liability company. We had a nominal commitment in THL Credit Greenway Fund II LLC as part of a closing of the fund on February 11, 2013 and subsequently invested $0.0 million on March 1, 2013.

On February 15, 2013, we closed on a $15.0 million investment in Embarcadero Technologies, Inc., or Embarcadero, and subsequently sold $3.0 million to Greenway II on March 1, 2013. Headquartered in San Francisco, CA, Embarcadero provides data management solutions to organizations.

On February 22, 2013, investments held in the SBIC, LP were transferred to the Company.

On February 27, 2013, our board of directors declared a dividend of $0.33 per share, payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013. The dividend will be paid out of net investment income earned in the period from January 1, 2013 through March 31, 2013.

On February 27, 2013, our investment management agreement was re-approved by our board of directors.

On March 1, 2013, we sold $15.7 million of our investment in Gold, Inc. to Greenway II and outside co-investors.

On March 4, 2013, we closed on a $20.4 million investment in Tri-Starr Management Services, Inc., or Tri-Starr. Headquartered in Portsmouth, NH, Tri-Starr is a distribution, technology and integrated third-party logistics provider.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2012, 51.5%, or seventeen, of the debt investments in our portfolio bore interest at fixed rates. Sixteen of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of December 31, 2012 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would increase our net investment income by $0.1 million. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets (deficit), and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries (the “Company”) at December 31, 2012 and 2011, and the results of their operations, of their changes in net assets (deficit), and of their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the annual report to stockholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2012 and 2011). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2012 by correspondence with the issuers or custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2013

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	December 31, 2012	December 31, 2011
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $391,698,777 and $263,100,758, respectively)	$394,339,072	$266,981,836
Non-controlled, affiliated investments (cost of $10,062 and $10,864, respectively)	10,062	11,496

Total investments at fair value (cost of $391,708,839 and $263,111,622, respectively)	394,349,134	266,993,332
Cash	4,818,614	5,572,753
Deferred financing costs	3,817,044	1,860,484
Interest receivable	2,594,082	1,440,057
Due from affiliate	420,301	511,842
Deferred offering costs	—	327,267
Receivable for paydown of investment	125,000	258,621
Prepaid expenses and other assets	134,319	185,075

Total assets	$406,258,494	$277,149,431

Liabilities:
Loans payable	$50,000,000	$5,000,000
Accrued incentive fees	3,277,937	2,689,030
Base management fees payable	1,514,422	1,013,048
Dividends payable	1,315,760	—
Interest rate derivative	1,053,221	—
Accrued expenses	739,149	466,030
Accrued credit facility fees and interest	115,013	5,451
Deferred tax liability	453,558	—
Accrued administrator expenses	304,491	338,569
Due to affiliate	—	20,597

Total liabilities	58,773,551	9,532,725
Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 26,315,202 and 20,220,200 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	26,315	20,220
Paid-in capital in excess of par	343,722,878	262,289,351
Net unrealized appreciation on investments, net of provision for taxes	2,186,737	3,881,710
Net unrealized depreciation on interest rate derivative	(1,053,221)	—
Interest rate derivative periodic interest payments, net	(179,581)	—
Accumulated net realized gain	348,548	917,830
Accumulated undistributed net investment income	2,433,267	507,595

Total net assets	347,484,943	267,616,706

Total liabilities and net assets	$406,258,494	$277,149,431

Net asset value per share	$13.20	$13.24

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

	For the years ended December 31,
	2012	2011	2010
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$49,807,892	$34,903,428	$12,260,072
Dividend income	456,432	279,676	—
Other income	269,317	415,529	65,360
From non-controlled, affiliated investments:
Other income	2,591,638	1,809,994	—

Total investment income	53,125,279	37,408,627	12,325,432
Expenses:
Incentive fees	7,017,252	4,790,457	—
Base management fees	4,943,025	4,011,897	2,696,647
Administrator expenses	3,224,597	2,871,778	1,715,694
Professional fees	1,200,161	1,092,364	649,249
Credit facility interest and fees	3,138,276	1,043,070	—
Amortization of deferred financing costs	967,607	687,069	—
Other general and administrative expenses	906,089	793,548	291,132
Directors’ fees	517,000	535,000	389,625
Insurance expenses	438,500	526,927	532,244
Organizational expenses	—	—	20,000

Total expenses	22,352,507	16,352,110	6,294,591
Excise and income tax provision	581,502	22,000	—

Net investment income	30,191,270	21,034,517	6,030,841
Interest rate derivative periodic interest payments, net	(179,581)	—	—
Realized and Unrealized Gain on Investments:
Net realized gain on non-controlled, non-affiliated investments	353,199	979,643	—
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	(1,240,783)	2,120,689	1,760,389
Non-controlled, affiliated investments	(632)	632	—

Net change in unrealized appreciation on investments	(1,241,415)	2,121,321	1,760,389

Net realized and unrealized (loss) gain from investments	(888,216)	3,100,964	1,760,389
Provision for taxes on unrealized appreciation on investments	(453,558)	—	—
Unrealized depreciation on interest rate derivative	(1,053,221)	—	—

Net increase in net assets resulting from operations	$27,616,694	$24,135,481	$7,791,230

Net investment income per common share:
Basic and diluted	$1.38	$1.04	$0.31
Net increase in net assets resulting from operations per common share:
Basic and diluted	$1.26	$1.20	$0.39
Weighted average shares of common stock outstanding:
Basic and diluted	21,852,197	20,167,092	19,762,756

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (Deficit)

	For the years ended December 31,
	2012	2011	2010
Increase in net assets from operations:
Net investment income	$30,191,270	$21,034,517	$6,030,841
Interest rate derivative periodic interest payments, net	(179,581)	—	—
Net change in realized gain on investments	353,199	979,643	—
Net change in unrealized appreciation on investments	(1,241,415)	2,121,321	1,760,389
Provision for taxes on unrealized appreciation on investments	(453,558)	—	—
Unrealized depreciation on interest rate derivative	(1,053,221)	—	—

Net increase in net assets resulting from operations	27,616,694	24,135,481	7,791,230
Distributions to stockholders	(29,411,169)	(20,583,153)	(5,960,636)
Capital share transactions:
Issuance of common stock	85,878,550	—	265,488,445
Less offering costs	(4,215,864)	—	(8,804,862)
Reinvestment of dividends	26	4,048,609	1,572,685

Net increase in net assets from capital share transactions	81,662,712	4,048,609	258,256,268

Total increase in net assets	79,868,237	7,600,937	260,086,862
Net assets (deficit) at beginning of year	267,616,706	260,015,769	(71,093)

Net assets at end of year	$347,484,943	$267,616,706	$260,015,769

Common shares outstanding at end of year	26,315,202	20,220,200	19,916,107

Capital share activity:
Shares sold	6,095,000	—	19,785,188
Shares issued from reinvestment of dividends	2	304,093	124,219

Net increase in capital share activity	6,095,002	304,093	19,909,407

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	For the years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net increase in net assets resulting from operations	$27,616,694	$24,135,481	$7,791,230
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for by operating activities:
Net change in unrealized appreciation on investments	1,241,415	(2,121,321)	(1,760,389)
Unrealized depreciation on interest rate derivative	1,053,221	—	—
Purchases of investments	(298,492,850)	(141,818,805)	(96,332,993)
Proceeds from sale and paydown of investments	177,671,038	34,892,177	7,975,341
Increase in investments due to PIK	(4,026,847)	(2,550,001)	(935,464)
Amortization of deferred financing costs	967,607	687,069	—
Accretion of discounts on investments and other fees	(3,614,937)	(2,124,824)	(368,225)
Increase in interest receivable	(1,154,025)	(807,689)	(632,368)
Decrease (increase) in due from affiliate	91,541	(511,842)	—
Decrease (increase) in prepaid expenses and other assets	107,915	(98,158)	(86,917)
Increase (decrease) in accrued expenses	215,960	239,856	(143,826)
Increase in accrued credit facility fees and interest	109,562	5,451	—
Increase in deferred tax liability	453,558	—	—
Increase in base management fees payable	501,374	33,732	979,316
(Decrease) increase in accrued administrator expenses	(34,078)	172,319	166,250
Increase in incentive fees payable	588,907	2,689,030	—
Increase in dividends payable	1,315,760	—	—
(Decrease) increase in due to affiliate	(20,597)	6,347	(157,110)

Net cash used for (provided by) operating activities	(95,408,782)	(87,171,178)	(83,505,155)

Cash flows from financing activities:
Borrowings under credit facility	189,900,000	28,500,000	—
Repayments under credit facility	(144,900,000)	(23,500,000)	—
Issuance of shares of common stock	85,878,550	—	203,380,996
Offering costs paid	(4,215,864)	—	(8,804,862)
(Increase) decrease in deferred financing costs	327,267	(2,547,553)	369,767
Distributions paid to stockholders	(29,411,143)	(19,521,960)	(1,400,535)
Increase in deferred offering costs	(2,924,167)	(327,267)	—

Net cash provided by (used for) financing activities	94,654,643	(17,396,780)	193,545,366

Net (decrease) increase in cash and cash equivalents	(754,139)	(104,567,958)	110,040,211
Cash and cash equivalents, beginning of year	5,572,753	110,140,711	100,500

Cash and cash equivalents, end of year	$4,818,614	$5,572,753	$110,140,711

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$1,499,104	$20,716	$—
Cash paid for income taxes	$456,502	$—	$—

Non-cash financing activities:

On April 20, 2010, the Company issued 4,140,496 shares of common stock to THL Credit Partners BDC Holdings, L.P. for the purchase of investments valued at $62,107,449 from THL Credit Opportunities, L.P.

For the years ended December 31, 2012, 2011 and 2010, 2 shares, 304,093 shares and 124,219 shares, respectively, of common stock were issued in connection with dividend reinvestments of $26, $4,048,609 and $1,572,685, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—113.49% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	Business services	13.2%(5) (LIBOR + 11.00%)	9/12/12	9/12/17	$14,000,000	$13,665,832	$13,665,832

						13,665,832	13,665,832
AIM Media Texas Operating, LLC
Second Lien Loan	Media	16.0%(6)	6/21/12	6/21/17	$9,975,000	9,742,841	9,775,500
Member interest(7)(8)			6/21/12	—	0.763636	763,636	763,636

						10,506,477	10,539,136
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	9/7/11	3/7/16	$4,000,000	3,853,669	3,900,000
Class A Warrants(9)			9/7/11	—	511,812	112,599	120,000
Senior Secured Delayed Draw Term Loans(10)		11.0%	9/7/11	3/7/13	—	—	—

						3,966,268	4,020,000
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/3/10	11/3/15	$13,581,793	13,176,297	13,479,930
Warrant for Class B			11/3/10	—	156,552	349,000	350,000

						13,525,297	13,829,930
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15.0% (12.5% Cash and 2.5% PIK)	8/13/10	2/13/16	$16,079,445	15,871,240	15,757,856

						15,871,240	15,757,856
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	6/16/11	6/16/15	$8,437,945	8,326,829	8,374,660

						8,326,829	8,374,660
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR + 9.8%)	9/18/12	9/17/16	$14,649,351	14,269,640	14,269,640

						14,269,640	14,269,640
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/12	11/15/17	$14,158,043	13,892,964	13,945,673

						13,892,964	13,945,673

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.4%(12)	6/1/12	12/31/29	—	12,261,736	12,261,736

						12,261,736	12,261,736
Express Courier International, Inc.	Business services
Secured Subordinated Term Loan		15.0% (PIK)(13)	1/17/12	7/17/16	$7,478,972	7,358,487	6,357,126

						7,358,487	6,357,126
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	$8,200,000	8,080,047	8,200,000
Senior Secured Revolving Loan(14)(15)		10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	—	(67,433)	—
Common stock(9)			5/17/11	—	1,906	190,600	215,000

						8,203,214	8,415,000
Food Processing Holdings, LLC
Senior Subordinated Note(6)(16)	Food & beverage	15.0% (12.0% Cash and 3.0% PIK)	2/28/12	8/28/17	$13,847,436	13,726,839	13,397,394
Class A Units(9)			4/20/10	—	162.44	163,268	181,000
Class B Units(9)			4/20/10	—	406.09	408,161	150,000

						14,298,268	13,728,394
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$36,800,000	36,064,283	36,064,283

						36,064,283	36,064,283
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195,014	1,895,014

						1,195,014	1,895,014
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,380,000	25,001,091	25,001,091

						25,001,091	25,001,091
Hart InterCivic, Inc.	Election services
Senior Secured Term Loan		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$9,594,834	9,450,127	9,498,885
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(41,938)	—

						9,408,189	9,498,885
HEALTHCAREfirst, Inc.		11.5%(5) (LIBOR + 10.0%)
Senior Secured Term Loan	Business services		8/31/12	8/30/17	$9,875,000	9,593,834	9,593,834

						9,593,834	9,593,834

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
IMDS Corporation
Subordinated Term Loan	Healthcare, device manufacturing	15.5%(6)) (12.5% Cash and 3.0% PIK)	5/2/12	11/2/17	$13,266,098	12,967,476	12,403,802

						12,967,476	12,403,802
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare, dental services	N/A	4/20/10	—	1,393	1,393,309	1,388,500

						1,393,309	1,388,500
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	16.2%(19)	4/20/10	2/15/15	$8,354,033	8,354,033	8,354,033

						8,354,033	8,354,033
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$9,709,456	9,461,653	9,461,653
Senior Secured Revolving Loan(10)		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$290,485	290,485	290,485
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	—	—	—

						9,752,138	9,752,138
Marine Acquisition Corp. (Teleflex Marine)
Senior Subordinated Note	Manufacturing	13.5%(6)	9/18/12	5/18/17	$16,500,000	16,145,801	16,170,000

						16,145,801	16,170,000
Martex Fiber Southern Corp.
Subordinated Term Loan	Textiles	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/12	10/31/19	$8,755,800	8,632,700	8,580,684

						8,632,700	8,580,684
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial Services	15.5%(20)	12/19/12	1/15/24	$10,000,000	9,400,000	9,400,000

						9,400,000	9,400,000
OEM Group, Inc.
Second Lien Term Loan	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,783,506	14,509,705	13,600,826
Warrant for Common						—	—

						14,509,705	13,600,826
Pinnacle Operating Corporation
Second Lien Term Loan	Chemicals	11.5% (LIBOR + 10.3%)	11/26/12	5/15/19	$10,000,000	9,507,630	9,507,630

						9,507,630	9,507,630

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Sheplers, Inc.
Second Lien Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.65%)	12/20/11	12/20/16	$11,426,463	11,181,930	11,369,331
Mezzanine Loan(7)		17.0% (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,776,476	1,747,347	1,767,593

						12,929,277	13,136,924
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare, ambulatory surgery centers	15.0%	4/20/10	8/4/17	$18,772,751	18,404,850	18,960,478
Member interest(8)(9)					469,673	469,673	1,850,000

						18,874,523	20,810,478
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare, consulting	14.0% (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,454,488	12,251,181	12,361,080

						12,251,181	12,361,080
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	3/29/12	9/29/17	$14,143,399	13,954,176	14,072,682

						13,954,176	14,072,682
Vision Solutions, Inc.	Business services
Second Lien Term Loan		9.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$11,625,000	11,547,123	11,625,000

						11,547,123	11,625,000
Washington Inventory Service
Second Lien Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	6/20/19	$11,000,000	10,835,379	10,835,379

						10,835,379	10,835,379
YP Intermediate Holdings Corp.
Second Lien Term Loan	Media, advertising	15.0% (12.0% Cash and 3.0% PIK)	5/8/12	5/8/17	$3,321,826	3,235,570	3,321,826
Warrant for Member interest(7)(8)						93	1,800,000

						3,235,663	5,121,826

Non-controlled/non-affiliated investments—113.49% of net asset value						$391,698,777	$394,339,072

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(18)	Financial services		1/27/11	1/14/21	—	10,062	10,062

						10,062	10,062

Total investments—113.49% of net asset value						$391,708,839	$394,349,134

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000,000	$—	$(1,053,221)

Total derivative instruments—(0.30)% of net asset value						$—	$(1,053,221)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)

Variable interest rate investments bear interest in reference to LIBOR or ABR, which reset monthly or quarterly, subject to interest rate floors. Unless otherwise noted, for each debt investment we have provided the interest rate in effect as of December 31, 2012.

(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; yield reflected represents the effective yield earned on the investment.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.5% unfunded commitment fee on facility.
(11)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(12)	Income-producing security with no stated coupon; yield from initial investment through December 31, 2012 was approximately 16.4%.
(13)	Issuer will pay 15% PIK until April 1, 2013, 13.0% cash interest thereafter.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(17)

The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.

(18)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(19)	Income producing security with no stated coupon; cash yield for the three months ended December 31, 2012 was approximately 16.2%.
(20)	Income producing security with no stated coupon; cash yield for the three months ended December 31, 2012 was approximately 15.5%.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments – 99.77% of net asset value
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	9/7/11	3/7/16	$4,000,000	$3,813,884	$3,813,884
Class A Warrants(4)		11.0%	9/7/11	—	511,812	112,599	112,599
Senior Secured Delayed Draw Term Loans(5)			9/7/11	3/7/13	—	—	—

						3,926,483	3,926,483

C&K Market, Inc.
Senior Subordinated Note Warrant for Class B	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/3/10	11/3/15	$13,309,104	12,800,455	12,909,831
			11/3/10	—	156,552	349,000	87,250

						13,149,455	12,997,081
Charming Charlie, Inc.
Subordinated Term Loan	Retail & grocery	14.0%	1/27/11	7/27/15	$11,333,333	11,190,332	11,333,333

						11,190,332	11,333,333
Chuy’s Opco, Inc.
Senior Secured Term Loan	Restaurants	8.5% (LIBOR + 7.0%)	5/24/11	5/24/16	$7,489,562	7,421,884	7,452,114
Senior Secured Revolving Loan(5)		8.5% (LIBOR + 7.0%)	5/24/11	5/24/16	$499,500	491,374	499,500
Senior Secured Term Loan(5)(6)		8.5% (LIBOR + 7.0%)	5/24/11	5/24/16	—	(10,835)	—

						7,902,423	7,951,614

Country Pure Foods, Inc.
Subordinated Term Loan	Food & beverage	15.0% (12.5% Cash and 2.0% PIK)	8/13/10	2/13/16	$14,189,988	13,964,606	13,906,188

						13,964,606	13,906,188
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.0% (LIBOR + 9.0%)	6/16/11	6/16/15	$11,533,333	11,328,752	11,328,752

						11,328,752	11,328,752
Firebirds International LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	$8,200,000	8,052,049	8,118,000
Senior Secured Revolving Loan(6)(7)		10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	—	(87,466)	—
Common stock(4)				—	1,906	190,600	190,600

						8,155,183	8,308,600

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Food Processing Holdings, LLC
Senior Subordinated Note	Food & beverage	16.0%(8) (13.5% cash and 2.5% PIK)	4/20/10	8/10/15	$12,569,273	12,131,303	12,569,273
Class A Units(4)			4/20/10	—	162.44	163,268	190,000
Class B Units(4)			4/20/10	—	406.09	408,161	408,161

						12,702,732	13,167,434
Hart InterCivic, LLC
Senior Secured Term Loan Senior Secured Revolving Loan(5)(6)	Election services	10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$10,500,000	10,306,298	10,306,298
		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(53,957)	—

						10,252,341	10,306,298
HEALTHCAREfirst, Inc.
Senior Subordinated Note	Business services	16.5%(8) (13.5% Cash and 3.0% PIK)	6/4/10	12/4/15	$13,624,174	13,298,742	13,624,174

						13,298,742	13,624,174
Hickory Farms, Inc.
Senior Secured Term Loan	Food & beverage	12.0% (LIBOR + 7.8%)	6/2/11	9/28/12	$9,463,885	9,463,885	9,463,885

						9,463,885	9,463,885
JDC Healthcare Management, LLC
Senior Subordinated Note	Healthcare, dental services	15.5% (12.0% Cash and 3.5% PIK)	4/20/10	6/16/14	$10,938,684	10,523,464	10,938,684
Member interest(9)(10)				—	1,393	1,393,309	1,393,309

						11,916,773	12,331,993
LCP Capital Fund, LLC
Member interest(9)(11)(12)(13)	Financial services	19.1%	4/20/10	2/15/13	$12,000,000	12,000,000	12,000,000

						12,000,000	12,000,000
MedQuist Inc.
Senior Subordinated Note(14)	Business services	13.0%(8)	9/30/10	10/14/16	$6,000,000	5,845,968	6,120,000

						5,845,968	6,120,000

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
OEM Group, Inc.
Second Lien Term Loan	Manufacturing	15.0%(8) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,413,653	14,065,806	14,125,380
Warrant for Common				—	—	—	120,000

						14,065,806	14,245,380
Pomeroy IT Solutions, Inc.
Senior Subordinated Note	Business services	15.0% (13.0% Cash and 2.0% PIK)	2/11/11	2/11/16	$13,235,557	13,008,862	13,367,912

						13,008,862	13,367,912
Purple Communications, Inc.
Senior Secured Term Loan	Communications	10.8% (LIBOR + 7.8%)	12/3/10	12/3/14	$11,465,517	11,155,137	11,465,517

						11,155,137	11,465,517
Sheplers, Inc.
Second Lien Term Loan(10)	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426,463	11,142,051	11,142,051
Mezzanine Loan(10)(9)		17.0% (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,677,067	1,643,697	1,643,697

						12,785,748	12,785,748
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare, ambulatory surgery centers	15.0% (12.0% Cash and 3.0% PIK)	4/20/10	8/4/17	$18,358,861	17,939,323	18,358,861
Member interest(4)(9)				—	469,673	469,673	1,025,000

						18,408,996	19,383,861
T&D Solutions, LLC
Senior Secured Term Loan(15)	Energy / Utilities	13.0%	10/14/10	1/29/15	$14,978,952	14,837,337	14,978,952

						14,837,337	14,978,952
Texas Honing, Inc.
Senior Secured Term Loan	Energy / Utilities	11.5% (LIBOR + 8.5% Cash and 2.0% PIK)	6/22/11	6/22/16	$12,061,333	11,840,577	12,061,333
Senior Secured Revolving Loan(6)(7)		11.0% (LIBOR + 10.0% Cash)	6/22/11	6/22/16	—	(35,774)	—

						11,804,803	12,061,333
The Studer Group, LLC
Senior Subordinated Notes	Healthcare, consulting	14.0% (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,263,422	12,027,298	12,027,298

						12,027,298	12,027,298

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2011

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Vision Solutions, Inc.
Second Lien Term Loan	Business services	9.5%11.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$10,000,000	9,909,096	9,900,000

						9,909,096	9,900,000
Non-controlled/ non-affiliated investments – 99.77% of net asset value						$263,100,758	$266,981,836
Non-controlled/ affiliated investment – 0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest (9)(13)	Financial services		1/27/11	1/14/21	—	10,864	11,496

						10,864	11,496

Total investments – 99.77% of net asset value						$263,111,622	$266,993,332

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)

Variable interest rate investments bear interest in reference to LIBOR or ABR, which reset monthly or quarterly, subject to interest rate floors. Unless otherwise noted, for each debt investment we have provided the interest rate in effect as of December 31, 2012.

(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(5)	Issuer pays 0.5% unfunded commitment fee on facility.
(6)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(7)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(8)	At the option of the issuer, interest can be paid in cash or cash and PIK
(9)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(10)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(11)

The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.

(12)	Income-producing security with no stated coupon; yield from initial investment through December 31, 2011 was approximately 19.1%.
(13)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(14)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(15)	Stated coupon adjusted to achieve a combined yield of 13.0% for Revolving Loan and Term Loan.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2012

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

On April 21, 2010, the Company completed its initial public offering, formally commencing principal operations, and sold 9,000,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, the Company sold 6,307,692 shares of its common stock to BDC Holdings at $13.00 per share, the sale of which was not subject to an underwriting discount and commission. On April 27, 2010, the Company closed the sale of the aforementioned 15,307,692 shares and received $190,683,947 of net proceeds, which includes an underwriting discount and offering expenses.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337,000 shares of common stock at $13.00 per share resulting in additional net proceeds of $3,891,850, which includes an underwriting discount and offering expenses.

On September 25, 2012, the Company closed a public equity offering selling 6,095,000 shares of its common stock through a group of underwriters at a price of $14.09 per share, less an underwriting discount and offering expenses, and received $81,656,591 in proceeds.

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

THL Credit SBIC, LP, or SBIC LP, and its general partner, THL Credit SBIC GP, LLC, or SBIC GP, were organized in Delaware on August 25, 2011 as a limited partnership and limited liability company, respectively. On January 16, 2013, the Company withdrew its application with the Investment Division of the U.S. Small Business Administration, or SBA, to license a small business investment company, or SBIC. The Company may consider pursuing a new application for a license from the SBA in the future. Both the SBIC LP and SBIC GP remain consolidated wholly owned subsidiaries of the Company.

As of December 31, 2012, the SBIC LP had three investments with an aggregate amortized cost basis of $28,920,464 and fair market value of $28,074,734. As of December 31, 2011, the SBIC LP had made one investment with an aggregate amortized cost basis and fair market value of $12,785,748. On February 22, 2013, investments held in the SBIC, LP were transferred to the Company.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with financial institutions and, at certain times, cash held in demand deposit accounts may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2012 and December 31, 2011.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facility.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement.

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

The Company values its CLO residual interest investment in a collateralized loan obligation using an income approach that analyzes the discounted cash flows of our residual interest. Significant inputs to the discounted cash flows methodology include the risk associated with the underlying investments and the expected term of the collateralized loan obligation.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which amends the existing fair value guidance within ASC 820-10. The amendments include: (1) application of the concepts of the highest and best use valuation premise only to measuring the fair value of nonfinancial assets (that is, it does not apply to financial assets or any liabilities), (2) an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk, which allows an entity to measure the fair value of the net risk position when several criteria are met, (3) extension of the prohibition of a blockage factor application to all fair value measurements, (4) a model for the fair value measurement of instruments classified within an entity’s stockholders’ equity which is consistent with the guidance of measuring the fair value for liabilities, (5) additional disclosures for fair value measurements categorized in Level 3 of the fair value hierarchy: (i) quantitative information about unobservable inputs used, (ii) a description of the valuation processes used by the entity and (iii) a qualitative discussion about the sensitivity of the measurements, (6) disclosure of the level in the fair value hierarchy of assets and liabilities not recorded at fair value but where fair value is disclosed and (7) disclosure of any transfers between Levels 1 and 2 of the fair value hierarchy, not just significant transfers. The provisions of ASU 2011-04 were adopted by the Company on January 1, 2012. The adoption of this standard has been reflected in the Company’s financial statement disclosures.

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

The following is a summary of the industry classification in which the Company invests as of December 31, 2012:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,966,268	$4,020,000	1.16%
Business services	67,270,295	66,346,811	19.09%
Chemicals	9,507,630	9,507,630	2.74%
Consumer products	49,957,247	50,009,956	14.39%
Election services	9,408,189	9,498,885	2.73%
Energy / Utilities	9,752,138	9,752,138	2.81%
Financial services	31,220,845	31,920,845	9.19%
Food & beverage	44,123,684	43,558,932	12.54%
Healthcare, ambulatory surgery centers	18,874,523	20,810,478	5.99%
Healthcare, consulting	12,251,181	12,361,080	3.56%
Healthcare, dental services	1,393,309	1,388,500	0.40%
Healthcare, device manufacturing	12,967,476	12,403,802	3.57%
Industrials	25,001,091	25,001,091	7.19%
Manufacturing	38,982,335	38,145,486	10.98%
Media	10,506,477	10,539,136	3.03%
Media, advertising	3,235,663	5,121,826	1.47%
Restaurants	8,203,214	8,415,000	2.42%
Retail & grocery	26,454,574	26,966,854	7.76%
Textiles	8,632,700	8,580,684	2.47%

Total investments	$391,708,839	$394,349,134	113.49%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2012:

Region:	Cost	Fair Value	% of Net Assets
International	$13,665,832	$13,665,832	3.93%
Midwest	62,866,981	63,033,274	18.14%
Northeast	38,658,531	38,606,515	11.11%
Northwest	13,525,297	13,829,930	3.98%
Southeast	101,401,548	104,146,354	29.98%
Southwest	73,786,247	72,432,240	20.84%
West	87,804,403	88,634,989	25.51%

Total investments	$391,708,839	$394,349,134	113.49%

The following is a summary of the industry classification in which the Company invests as of December 31, 2011:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,926,483	$3,926,483	1.47%
Business services	42,062,668	43,012,086	16.08%
Communications	11,155,137	11,465,517	4.28%
Election services	10,252,341	10,306,298	3.85%
Energy / Utilities	26,642,140	27,040,285	10.10%
Financial services	12,010,864	12,011,496	4.49%
Food & beverage	36,131,223	36,537,507	13.65%
Healthcare, ambulatory surgery centers	18,408,996	19,383,861	7.24%
Healthcare, consulting	12,027,298	12,027,298	4.49%
Healthcare, dental services	11,916,773	12,331,993	4.61%
Manufacturing	25,394,558	25,574,132	9.56%
Restaurants	16,057,606	16,260,214	6.08%
Retail & grocery	37,125,535	37,116,162	13.87%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2011:

Region:	Cost	Fair Value	% of Net Assets
Midwest	$73,850,595	$74,476,659	27.82%
Northeast	17,856,832	18,131,496	6.78%
Northwest	13,149,455	12,997,081	4.86%
Southeast	70,058,029	71,792,628	26.83%
Southwest	67,132,478	68,229,951	25.50%
West	21,064,233	21,365,517	7.98%

Total investments	$263,111,622	$266,993,332	99.77%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$102,256,080	$—	$—	$102,256,080
Second lien debt	70,035,492	—	—	70,035,492
Subordinated debt	183,318,581	—	—	183,318,581
Investments in funds	10,259,109	—	—	10,259,109
Equity investments	6,818,136	—	—	6,818,136
Investment in payment rights	12,261,736	—	—	12,261,736
CLO residual interest	9,400,000			9,400,000

Total investments	$394,349,134	$—	$—	$394,349,134

Interest rate derivative	(1,053,221)	—	(1,053,221)	—

Total liability at fair value	$(1,053,221)	$—	$(1,053,221)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2011:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$89,488,235	$—	—	$89,488,235
Second lien debt	60,124,938	—	—	60,124,938
Subordinated debt	101,841,744	—	—	101,841,744
Investments in funds	12,011,496	—	—	12,011,496
Equity investments	3,526,919	—	—	3,526,919

Total investments	$266,993,332	$—	$—	$266,993,332

The following table rolls forward the changes in fair value during the year ended December 31, 2012 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2012	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$—	$—	$266,993,332
Purchases	102,786,035	41,530,740	130,313,397	1,198,949	763,729	12,500,000	9,400,000	298,492,850
Sales and repayments	(90,775,106)	(32,044,063)	(50,829,280)	(3,650,704)	—	(238,264)	—	(177,537,417)
Unrealized appreciation (depreciation)(1)	(592,844)	(1,043,598)	(2,831,829)	699,368	2,527,488		—	(1,241,415)
Net amortization of premiums, discounts and fees	1,183,133	836,230	1,595,574	—	—	—	—	3,614,937
PIK	166,627	631,245	3,228,975	—	—	—	—	4,026,847

Ending balance, December 31, 2012	$102,256,080	$70,035,492	$183,318,581	$10,259,109	$6,818,136	$12,261,736	$9,400,000	$394,349,134

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$477,167	$(294,650)	$(1,196,582)	$699,368	$2,527,488	$—	$—	$2,212,791

The following table rolls forward the changes in fair value during the year ended December 31, 2011 for investments classified within Level 3(2):

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2011	$35,184,846	$33,968,221	$66,576,890	$12,790,984	$5,008,238	$153,529,179
Purchases	68,110,035	42,024,135	31,289,982	11,602	383,051	141,818,805
Sales and repayments	(15,275,757)	(16,798,094)	(825,540)	(791,722)	(2,439,328)	(36,130,441)
Unrealized appreciation (depreciation)(1)	623,736	(55,130)	1,956,768	632	(404,685)	2,121,321
Realized gains	—	—	—	—	979,643	979,643
Net amortization of premiums, discounts and fees	778,042	583,780	763,002	—	—	2,124,824
PIK	67,333	402,026	2,080,642	—	—	2,550,001

Ending balance, December 31, 2011	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$266,993,332

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$965,090	$518,911	$1,956,768	$632	$247,130	$3,688,531

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)

For the year ended December 31, 2011, the Company has reclassified certain of the above investment categories to expand the classification of investments to reflect the security interest of the Company’s debt holdings. The opening balance as of January 1, 2011 has been adjusted to conform to the revised classifications.

The following provides quantitative information about Level 3 fair value measurements:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$102,256,080	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Second lien debt	70,035,492	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 16% (15%)
Subordinated debt	183,318,581	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	10,259,109	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 18% (16%)
Equity investments	6,818,136	Net asset value, as a practical expedient	Net asset value	N/A
		Market comparable companies (market approach)	EBITDA multiple	5.0 - 5.7 (5.3)
Investment in payment rights(2)	12,261,736	Discounted cash flows (income approach)	Weighted average cost of capital (WACC) and federal tax rates	14% - 18% (16%)
CLO residual interest	9,400,000	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)

Total investments	$394,349,134

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds, payment rights and CLO residual interest is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of the TRA and CLO residual interest, the Company considers the risk associated with the underlying investments and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Investment in Tax Receivable Agreement Payment Rights

In June 2012, the Company invested in a TRA that entitles it to certain payment rights, or TRA Payment Rights, from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to the Company and entitles the Company to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, which includes projected future earnings, the liquidity of the underlying payment right, risk of tax law changes, the effective tax rate and any other factors which might impact the value of the payment right.

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream. During the year ended December 31, 2012, the Company recognized $1,170,538 of income in connection with the TRA payment rights, respectively. As of December 31, 2012, the value of the Company’s interest in the TRA was $12,261,736 and is reflected in the Consolidated Schedule of Investments.

Investment in Funds

The Company does not have the ability to redeem its investment in funds but distributions are expected to be received until the dissolution of the funds, which is anticipated to be between 2013 and 2021, as the underlying investments are expected to be liquidated.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of December 31, 2012, all of the capital had been called by Greenway. As of December 31, 2011, $11,603 had been called by Greenway. As of December 31, 2012 and December 31, 2011, the value of the Company’s interest in Greenway was $10,062 and $11,496, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2012 and 2011, the Company earned $2,591,638 and $1,809,994 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2012 and December 31, 2011, $402,116 and $410,479 of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2012 and December 31, 2011, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,645,967 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of December 31, 2012 and December 31, 2011, the value of the Company’s interest in LCP was $8,354,033 and $12,000,000, respectively, and is reflected in the Consolidated Schedules of Investments.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the Company’s Consolidated Statements of Operations as interest income in the period earned. LCP has a remaining life of 18 years; however, it is currently expected that Series 2005-01 will terminate on February 15, 2015, if not extended prior to this date pursuant to the terms of Series 2005-1 SPE. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which the Company will not be exposed.

CLO residual interest

Interest income from the Company’s CLO residual interest is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. The Company monitors the anticipated cash flows from its CLO residual interest and will adjust its effective yield periodically.

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

The following shows a rollforward of PIK income for the years ended December 31, 2012 and 2011:

Accumulated PIK balance at December 31, 2010	$935,464
PIK income capitalized/receivable	2,552,572

Accumulated PIK balance at December 31, 2011	$3,488,036
PIK income capitalized/receivable	4,124,150
PIK received in cash from prepayments	(1,804,847)

Accumulated PIK balance at December 31, 2012	$5,807,339

Interest income from the Company’s TRA and CLO residual interest is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. The Company monitors the anticipated cash flows from its CLO residual interest and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the years ended December 31, 2012, 2011 and 2010, respectively.

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

Income Taxes, Including Excise Tax

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Dividends, for a summary of the dividends paid out during 2012. For the years ended December 31, 2012, 2011 and 2010, the Company incurred excise tax expense of $125,000, $22,000 and $0, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2012, 2011 and 2010, the Company recognized current income tax expense of $456,502, $0, and $0, respectively, and a provision for tax on unrealized appreciation of $453,558, $0, and $0, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. During 2012, a taxable subsidiary received distributions of $456,432 from an underlying portfolio company for the payment of current year tax obligations, which is included as dividend income on the Consolidated Statement of Operations. As of December 31, 2012 and December 31, 2011, $453,558 and $0 of income tax expense, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments. The Company is not subject to income taxes, however, certain consolidated taxable subsidiaries may be subject to income taxes. The provision relates only to an individual subsidiary of the Company.

The following table summarizes the activity related to the Company’s income tax expense incurred for the year ended December 31, 2012:

Tax expense on current earnings	$456,502
Increase in deferred tax liability on unrealized appreciation of investments	453,588

Total income tax expense	$910,060

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax years remain subject to examination by taxing authorities.

Dividends

Dividends and distributions to stockholders are recorded on the applicable record date. The amount to be paid out as a dividend is determined by the Company’s board of directors on a quarterly basis. Net realized capital gains, if any, are generally distributed at least annually out of assets legally available for such distributions, although the Company may decide to retain such capital gains for investment.

Capital transactions in connection with the Company’s dividend reinvestment plan are recorded when shares are issued.

3. Related Party Transactions

On February 27, 2013, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2012, 2011 and 2010, the Company incurred base management fees payable to the Advisor of $4,943,025, $4,011,897 and $2,696,647, respectively. As of December 31, 2012 and December 31, 2011, $1,514,422 and $1,013,048, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the Advisor is not paid the portion of such incentive fee that is attributable to deferred interest until the Company actually receives such interest in cash.

For the years ended December 31, 2012, 2011 and 2010, the Company incurred $7,441,725, $3,818,186 and $0, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of December 31, 2012 and December 31, 2011 was $34,723 and $195,929, respectively.

As of December 31, 2012, $2,330,759 of such incentive fees are currently payable to the Advisor, as $630,020 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, the Company has accrued incentive fees of ($459,198) and $776,342 as of December 31, 2012 and December 31, 2011, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. Approximately $350,000 of the accrued incentive fee for the year ended December 31, 2011 was related to unrealized appreciation on investments in periods prior to 2011. Such amounts were not material to current or to prior periods’ consolidated financial statements.

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

For the years ended December 31, 2012, 2011 and 2010, the Company incurred administrator expenses of $3,224,597, $2,871,778 and $1,715,694, respectively. As of December 31, 2012 and December 31, 2011, $304,491 and $338,569, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2012 and December 31, 2011, $0 and $20,597, respectively, of expenses were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. As of December 31,

2012 and December 31, 2011, $402,116 and $410,479 of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Affiliated Stockholders

THL Credit Opportunities, L.P. and BDC Holdings own 6,974 and 4,047,720 shares, respectively, or 0.03% and 15.38%, respectively, of the Company’s common stock as of December 31, 2012, compared with 6,974 and 8,972,720 shares, respectively, or 0.03% and 44.38%, respectively, as of December 31, 2011.

4. Realized Gains on Investments

The Company recognized realized gains for the year s ended December 31, 2012, 2011 and 2010 of $353,199, $979,643 and $0, respectively.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2012	2011	2010
Numerator—net increase in net assets resulting from operations:	$27,616,694	$24,135,481	$7,791,230
Denominator—basic and diluted weighted average common shares:	21,852,197	20,167,092	19,762,756
Basic and diluted net increase in net assets per common share resulting from operations:	$1.26	$1.20	$0.39

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

For the year ended December 31, 2012, the Company borrowed $189,900,000 and made $144,900,000 of repayments under the Facilities. For the year ended December 31, 2011, the Company borrowed $28,500,000 and made $23,500,000 of repayments under the Facilities. As of December 31, 2012 and December 31, 2011, there were $50,000,000 and $5,000,000 of borrowings outstanding at a weighted average interest rate of 4.2110% and 3.8125%, respectively. Interest expense and related fees of $3,138,276 and $1,043,070 were incurred in connection with the Facilities during the years ended December 31, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2012 is in excess of 200%.

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

The Company recognized a realized loss for the year ended December 31, 2012 of $179,581, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the year ended December 31, 2012, the Company recognized $1,053,221 of net unrealized depreciation from the swap agreement, which is listed under unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31 2012, the Company’s fair value of its swap agreement is $1,053,221, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Offering Expenses

A portion of the net proceeds of the Company’s public equity offering of 6,095,000 shares of common stock on September 25, 2012 was used to pay offering expenses of $4,215,864. Offering costs, which include $3,435,142 of underwriter’s fees, have been charged against paid in capital in excess of par. For the year ended December 31, 2011, $327,267 of offering costs related to the Company’s shelf registration statement were incurred and are reflected in the Consolidated Statements of Assets and Liabilities. All offering costs were borne by the Company.

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

As of December 31, 2012 and December 31, 2011, the Company has the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2012	December 31, 2011
Unfunded revolving commitments	$10,909,515	$10,425,500
Unfunded delayed draw and capital expenditure facilities	12,000,000	7,850,000
Unfunded commitments to investments in funds	3,979,986	—

Total unfunded commitments	$26,889,501	$18,275,500

10. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2012	2011
Net increase in net assets resulting from operations	$27,616,694	$24,135,481
Net change in unrealized depreciation (appreciation)	1,241,415	(2,121,321)
Provision for taxes on unrealized appreciation on investments	453,558	—
Net change in unrealized depreciation on interest rate derivative	1,053,221	—
Expenses not currently deductible and income not currently includable	996,123	814,230
Other non-deductible expenses	223,090	68,970

Taxable income before deductions for dividends paid or deemed paid	$31,584,101	$22,897,360

The above amount of 2012 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return in September 2013.

The tax character of distributions declared and paid in 2012 represented $28,493,313 from ordinary income, $917,830 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2012 and 2011 were $223,090 and $68,970, respectively.

At December 31, 2012 and 2011, the cost of investments for tax purposes was $391,797,012 and $263,487,213, respectively, resulting in net unrealized appreciation of $2,552,122 and $3,506,119, respectively. There was no net unrealized depreciation in the Company’s investments at December 31, 2012 and 2011. At December 31, 2012 and 2011, the Company had no net capital loss carry forwards.

11. Dividends

The Company has elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain its status as a regulated investment company, it is required to distribute at least 90% of its investment company taxable income. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33

On December 20, 2012, the Company’s board of directors declared a special dividend of $0.05 per share, which was paid on January 28, 2013 to stockholders of record at the close of business on December 31, 2012.

On February 27, 2013, the Company’s board of directors declared a dividend of $0.33 per share, payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2012 and 2011, dividends reinvested pursuant to our dividend reinvestment plan totaled $26 and $4,048,597, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders.

12. Financial Highlights

	For the years ended December 31,
	2012	2011	2010
Per Share Data:(7)
Net asset value, beginning of period	$13.24	$13.06	$12.99
Net investment income, after taxes(1)	1.38	1.04	0.31
Net change in realized gain on investments(1)	0.01	0.05	—
Net change in unrealized appreciation of investments(1)(2)	(0.06)	0.11	0.06
Provision for taxes on unrealized appreciation on investments(1)	(0.02)	—	—
Unrealized depreciation of interest rate derivative(1)	(0.06)	—	—

Net increase in net assets resulting from operations(3)	1.25	1.20	0.37
Accretive effect of share issuance	0.05	—	—
Distributions to stockholders	(1.34)	(1.02)	(0.30)

Net asset value, end of period	$13.20	$13.24	$13.06

Per share market value at end of period	$14.79	$12.21	$13.01
Total return(4)(5)	27.10%	1.87%	2.38%
Shares outstanding at end of period	26,315,202	20,220,200	19,916,107
Ratio/Supplemental Data:
Net assets at end of period	$347,484,943	$267,616,706	$260,015,769
Ratio of operating expenses to average net assets(6)	8.08%	6.18%	3.44%
Ratio of net investment income to average net assets(6)	10.39%	7.94%	3.39%
Portfolio turnover(5)	53.95%	15.43%	8.63%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(5)	Not annualized.
(6)	Annualized.
(7)	Financial highlights for the period from May 26, 2009 (inception) through December 31, 2009 are not presented as the Company’s operations were limited to organization and offering activities only.

13. Subsequent Events

On January 31, 2013, THL Credit Greenway Fund II LLC was formed as a Delaware limited liability company. The Company has a nominal commitment in THL Credit Greenway Fund II LLC as part of a closing of the fund on February 11, 2013 and subsequently invested $1,751 on March 1, 2013.

On February 15, 2013, the Company closed on a $15,000,000 investment in Embarcadero Technologies, Inc., or Embarcadero, and subsequently sold $3,029,346 to Greenway II on March 1, 2013. Headquartered in San Francisco, CA, Embarcadero provides data management solutions to organizations.

On February 22, 2013, investments held in the SBIC, LP were transferred to the Company.

On February 27, 2013, the Company’s board of directors declared a dividend of $0.33 per share, payable on March 29, 2013 to stockholders of record at the close of business on March 15, 2013. The dividend will be paid out of net investment income earned in the period from January 1, 2013 through March 31, 2013.

On February 27, 2013, the Company’s investment management agreement was re-approved by its board of directors.

On March 1, 2013, the Company sold $15,729,427 of its investment in Gold, Inc. to Greenway II and outside co-investors.

On March 4, 2013, the Company closed on a $20,394,227 investment in Tri-Starr Management Services, Inc., or Tri-Starr. Headquartered in Portsmouth, NH, Tri-Starr is a distribution, technology and integrated third-party logistics provider.

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

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based upon the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2012.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

We will file a definitive Proxy Statement for our 2013 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

4	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.11	Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 11, 2011 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 15, 2011)

10.12	Amendment No. 1 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.13	Senior Secured Term Loan Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P.—Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit AIM Media Holdings, Inc.—Delaware

THL Credit YP Holdings, Inc.—Delaware

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: March 4, 2013	By:	/S/ JAMES K. HUNT James K. Hunt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2013	By:	/S/ JAMES K. HUNT James K. Hunt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2013	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 4, 2013	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 4, 2013	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Director

Date: March 4, 2013	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 4, 2013	By:	/S/ JOHN A. SOMMERS John A. Sommers Director

Date: March 4, 2013	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director