Form 10-Q
period 2013-03-31
THL Credit, Inc.
filed 2013-05-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 6, 2013 was 26,315,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2013

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

	March 31, 2013 (unaudited)	December 31, 2012
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $426,707,073 and $391,698,777, respectively)	$431,046,940	$394,339,072
Non-controlled, affiliated investments (cost of $11,355 and $10,062, respectively)	11,355	10,062

Total investments at fair value (cost of $426,718,428 and $391,708,839, respectively)	431,058,295	394,349,134
Cash	827,591	4,818,614
Deferred financing costs	4,803,052	3,817,044
Interest receivable	6,540,028	2,594,082
Due from affiliate	657,501	420,301
Receivable for paydown of investment	898,674	125,000
Prepaid expenses and other assets	174,829	134,319

Total assets	$444,959,970	$406,258,494

Liabilities:
Loans payable	$89,850,000	$50,000,000
Accrued incentive fees	3,258,933	3,277,937
Base management fees payable	1,523,469	1,514,422
Dividends payable	—	1,315,760
Interest rate derivative	911,473	1,053,221
Accrued expenses	713,986	739,149
Accrued credit facility fees and interest	272,977	115,013
Deferred tax liability	982,436	453,558
Accrued administrator expenses	8,454	304,491
Due to affiliate	23,186	—

Total liabilities	97,544,914	58,773,551
Net Assets:
Preferred stock, par value $.001 per share, 100,000,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000,000 common shares authorized, 26,315,202 shares issued and outstanding at March 31, 2013 and December 31, 2012	26,315	26,315
Paid-in capital in excess of par	343,722,878	343,722,878
Net unrealized appreciation on investments, net of provision for taxes	3,357,432	2,186,737
Net unrealized depreciation on interest rate derivative	(911,473)	(1,053,221)
Interest rate derivative periodic interest payments, net	(283,644)	(179,581)
Accumulated net realized gain	348,548	348,548
Accumulated undistributed net investment income	1,155,000	2,433,267

Total net assets	347,415,056	347,484,943

Total liabilities and net assets	$444,959,970	$406,258,494

Net asset value per share	$13.20	$13.20

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

	For the three months ended March 31,
	2013	2012
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$13,889,640	$10,150,323
Other income	34,630	68,934
From non-controlled, affiliated investments:
Other income	498,363	530,334

Total investment income	14,422,633	10,749,591
Expenses:
Incentive fees	2,311,768	1,426,248
Base management fees	1,523,469	1,039,310
Credit facility interest and fees	1,094,206	452,833
Administrator expenses	888,910	823,892
Amortization of deferred financing costs	495,942	211,630
Other general and administrative expenses	235,636	177,327
Professional fees	226,917	205,678
Directors’ fees	127,375	134,875
Insurance expenses	112,660	105,810

Total expenses	7,016,883	4,577,603

Net investment income	7,405,750	6,171,988
Interest rate derivative periodic interest payments, net	(104,063)	—
Net change in unrealized appreciation on:
Non-controlled, non-affiliated investments	1,699,573	(465,010)
Non-controlled, affiliated investments	—	(632)

Net change in unrealized appreciation on investments	1,699,573	(465,642)

Provision for taxes on unrealized appreciation on investments	(528,878)	—
Net change in unrealized depreciation on interest rate derivative	141,748	—

Net increase in net assets resulting from operations	$8,614,130	$5,706,346

Net investment income per common share:
Basic and diluted	$0.28	$0.31
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.33	$0.28
Weighted average shares of common stock outstanding:
Basic and diluted	26,315,202	20,220,200

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

	For the three months ended March 31,
	2013	2012
Increase in net assets from operations:
Net investment income	$7,405,750	$6,171,988
Interest rate derivative periodic interest payments, net	(104,063)	—
Net change in unrealized appreciation on investments	1,699,573	(465,642)
Provision for taxes on unrealized appreciation on investments	(528,878)	—
Net change in unrealized depreciation on interest rate derivative	141,748	—

Net increase in net assets resulting from operations	8,614,130	5,706,346
Distributions to stockholders	(8,684,017)	(6,874,868)
Capital share transactions:
Reinvestment of dividends	—	13

Net increase in net assets from capital share transactions	—	13

Total decrease in net assets	(69,887)	(1,168,509)
Net assets at beginning of period	347,484,943	267,616,706

Net assets at end of period	$347,415,056	$266,448,197

Common shares outstanding at end of period	26,315,202	20,220,201

Capital share activity:
Shares issued from reinvestment of dividends	—	1

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$8,614,130	$5,706,346
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for by operating activities:
Net change in unrealized appreciation on investments	(1,699,573)	465,642
Unrealized depreciation on interest rate derivative	(141,748)	—
Purchases of investments	(59,418,165)	(36,208,738)
Proceeds from sale and paydown of investments	25,075,614	16,662,572
(Increase) in investments due to PIK	(1,002,426)	(677,086)
Amortization of deferred financing costs	495,942	211,630
Accretion of discounts on investments and other fees	(438,280)	(752,865)
(Increase) in interest receivable	(3,945,946)	(1,180,686)
Decrease (increase) in due from affiliate	(245,511)	(1,785)
(Increase) decrease in prepaid expenses and other assets	(40,510)	(71,518)
(Decrease) in accrued expenses	(156,919)	(12,553)
Increase in accrued credit facility fees and interest	157,964	312,988
Increase in deferred tax liability	528,878	—
Increase in base management fees payable	9,047	26,262
(Decrease) in accrued administrator expenses	(296,037)	(338,569)
(Decrease) in incentive fees payable	(19,004)	(209,771)
(Decrease) increase in dividends payable	(1,315,760)	—
Increase (decrease) in due to affiliate	23,086	(20,597)

Net cash used for operating activities	(33,815,218)	(16,088,728)
Cash flows from financing activities:
Borrowings under credit facility	107,700,000	25,300,000
Repayments under credit facility	(67,850,000)	(5,800,000)
Deferred offering costs paid	—	(26,019)
Deferred financing costs paid	(1,341,788)	—
Distributions paid to stockholders	(8,684,017)	(6,874,855)

Net cash provided by financing activities	29,824,195	12,599,126

Net decrease in cash	(3,991,023)	(3,489,602)
Cash, beginning of year	4,818,614	5,572,753

Cash, end of year	$827,591	$2,083,151

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$598,800	$68,047

Non-cash financing activities:

For the three months ended March 31, 2013 and 2012, 0 shares and 1 share, respectively, of common stock were issued in connection with dividend reinvestments of $0 and $13, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2013

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—124.08% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	Business services	13.2%(5)(LIBOR + 11.00%)	9/12/12	9/12/17	$13,912,500	$13,593,314	$13,703,813

						13,593,314	13,703,813
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(21)	3/27/13	4/15/24	$10,000,000	9,300,953	9,300,953

						9,300,953	9,300,953
AIM Media Texas Operating, LLC
Second Lien Loan	Media	16.0%(6)	6/21/12	6/21/17	$9,712,500	9,495,296	9,615,375
Member interest(7)(8)			6/21/12	—	0.763636	763,636	900,000

						10,258,932	10,515,375
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace &	11.0%	9/7/11	3/7/16	$4,000,000	3,863,104	3,900,000
Class A Warrants(9)	defense		9/7/11	—	511,812	112,599	120,000

						3,975,703	4,020,000
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/3/10	11/3/15	$13,649,702	13,272,427	13,376,708
Warrant for Class B			11/3/10	—	156,552	349,000	—

						13,621,427	13,376,708
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15.0% (12.5% Cash and 2.5% PIK)	8/13/10	2/13/16	$16,181,058	15,986,057	15,938,343

						15,986,057	15,938,343
Connecture, Inc.
Second Lien Term Loan	Business services	12.5% (LIBOR + 11.0%)	3/18/13	7/15/18	$8,052,563	7,892,426	7,892,426

						7,892,426	7,892,426
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	6/16/11	6/16/15	$7,957,389	7,862,096	7,897,708

						7,862,096	7,897,708
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR + 9.8%)	9/18/12	9/17/16	$14,298,701	13,947,585	14,012,727

						13,947,585	14,012,727

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2013

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/12	11/15/17	$14,228,833	13,973,383	14,157,689

						13,973,383	14,157,689
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.8%(12)	6/1/12	12/31/29	—	12,261,736	12,261,736

						12,261,736	12,261,736
Embarcadero Technologies, Inc.
First Lien Term Loan	Business services	10.5% (LIBOR + 6.75%)(5)	2/15/13	12/28/17	$11,821,021	11,647,442	11,647,442

						11,647,442	11,647,442
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (PIK) (13)	1/17/12	7/17/16	$7,663,957	7,549,413	6,514,363

						7,549,413	6,514,363
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	$8,200,000	8,087,482	8,241,000
Senior Secured Revolving Loan(14) (15)		10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	—	(62,506)	—
Common stock(9)			5/17/11	—	1,906	190,600	230,000

						8,215,576	8,471,000
Food Processing Holdings, LLC
Senior Subordinated Note(6)(16)	Food & beverage	15.0% (12.0% Cash and 3.0% PIK)	2/28/12	8/28/17	$13,952,446	13,836,346	13,533,872
Class A Units(9)			4/20/10	—	162.44	163,268	181,000
Class B Units(9)			4/20/10	—	406.09	408,161	150,000

						14,407,775	13,864,872
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$18,570,573	18,212,592	18,212,592

						18,212,592	18,212,592
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195,014	1,899,782

						1,195,014	1,899,782
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6)(LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,130,094	24,769,935	24,769,935

						24,769,935	24,769,935

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2013

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Hart InterCivic, Inc.
Senior Secured Term Loan	Election services	10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$8,774,769	8,650,386	8,643,147
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(38,982)	—

						8,611,404	8,643,147
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Business services	111.5%(5) (LIBOR + 10.0%)	8/31/12	8/30/17	$9,750,000	9,483,509	9,457,500

						9,483,509	9,457,500
IMDS Corporation
Subordinated Term Loan	Healthcare, device manufacturing	15.5%(6)) (12.5% Cash and 3.0% PIK)	5/2/12	11/2/17	$13,365,594	13,077,409	12,496,830

						13,077,409	12,496,830
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare, dental services	N/A	4/20/10	—	1,393	1,393,309	1,270,000

						1,393,309	1,270,000
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	12.6%(19)	4/20/10	2/15/15	$8,354,033	8,354,033	8,354,033

						8,354,033	8,354,033
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$9,709,456	9,471,611	9,471,611
Senior Secured Revolving Loan(10)		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$290,485	290,485	290,485
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	—	—	—

						9,762,096	9,762,096
Martex Fiber Southern Corp.
Subordinated Term Loan	Textiles	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/12	10/31/19	$8,788,634	8,668,182	8,612,861

						8,668,182	8,612,861
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial Services	15.5%(20)	12/19/12	1/15/24	$10,000,000	9,422,449	9,422,449

						9,422,449	9,422,449

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2013

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,875,903	14,621,855	13,685,831
Warrant for Common						—	—

						14,621,855	13,685,831
Pinnacle Operating Corporation
Senior Secured Term Loan	Chemicals	11.5% (LIBOR + 10.3%)	11/26/12	5/15/19	$10,000,000	9,526,706	9,700,000

						9,526,706	9,700,000
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6)	9/18/12	5/18/17	$16,500,000	16,160,753	16,335,000

						16,160,753	16,335,000
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.65%)	12/20/11	12/20/16	$11,426,463	11,192,593	11,197,934
Mezzanine Loan(7)		17.0% (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,807,479	1,779,333	1,780,367

						12,971,926	12,978,301
Sheridan Square CLO, Ltd
Subordinated Notes, Residual Interest(4)	Financial services	13.2%(22)	3/12/13	4/15/25	$6,851,000	6,715,407	6,715,407

						6,715,407	6,715,407
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare,	15.0%	4/20/10	8/4/17	$18,772,751	18,418,926	19,335,933
Member interest(8)(9)	ambulatory surgery centers				469,673	469,673	2,000,000

						18,888,599	21,335,933
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare, consulting	14.0% (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,518,145	12,323,557	12,518,145

						12,323,557	12,518,145
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	3/29/12	9/29/17	$14,196,437	14,014,308	14,125,454

						14,014,308	14,125,454
Tri Starr Management Services, Inc.
Senior Subordinated Note	Business services	15.0%(6) (12.5% Cash and 2.5% PIK)	3/4/13	3/4/19	$20,433,882	20,029,321	20,029,321

						20,029,321	20,029,321

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2013

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Vision Solutions, Inc.
Second Lien Term Loan	Business services	9.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$11,625,000	11,550,567	11,625,000

						11,550,567	11,625,000
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	6/20/19	$11,000,000	10,841,625	10,890,000

						10,841,625	10,890,000
YP Intermediate Holdings Corp.
Senior Secured Term Loan	Media, advertising	15.0% (12.0% Cash and 3.0% PIK)	5/8/12	5/8/17	$1,657,168	1,618,606	1,657,168
Warrant for Member interest(7)(8)						93	2,975,000

						1,618,699	4,632,168

Non-controlled/non-affiliated investments—124.08% of net asset value						$426,707,073	$431,046,940
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(18)	Financial services		1/27/11	1/14/21	—	10,024	10,024

						10,024	10,024
THL Credit Greenway Fund II LLC
Member interest(8)(18)	Financial services		3/1/13		—	1,331	1,331

						1,331	1,331

Total investments—124.08% of net asset value						$426,718,428	$431,058,295

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000,000	$—	$(911,473)

Total derivative instruments—(0.26)% of net asset value						$—	$(911,473)

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which reset monthly or quarterly, subject to interest rate floors. Unless otherwise noted, for each debt investment we have provided the interest rate in effect as of December 31, 2012.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; yield reflected represents the effective yield earned on the investment.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.5% unfunded commitment fee on facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; yield from initial investment through March 31, 2013 was approximately 16.8%.
(13)	Issuer will pay 15% PIK until April 1, 2013, 13.0% cash interest thereafter.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.
(17)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(18)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(19)	Income producing security with no stated coupon; cash yield for the three months ended March 31, 2013 was approximately 12.6%.
(20)	Income producing security with no stated coupon; cash yield for the three months ended March 31, 2013 was approximately 15.5%.
(21)	Income producing security with no stated coupon; cash yield for the three months ended March 31, 2013 was approximately 13.7%.
(22)	Income producing security with no stated coupon; cash yield for the three months ended March 31, 2013 was approximately 13.2%.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—113.49% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	Business services	13.2%(5)(LIBOR + 11.00%)	9/12/12	9/12/17	$14,000,000	$13,665,832	$13,665,832

						13,665,832	13,665,832
AIM Media Texas Operating, LLC
Second Lien Loan	Media	16.0%(6)	6/21/12	6/21/17	$9,975,000	9,742,841	9,775,500
Member interest(7)(8)			6/21/12	—	0.763636	763,636	763,636

						10,506,477	10,539,136
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	9/7/11	3/7/16	$4,000,000	3,853,669	3,900,000
Class A Warrants(9)			9/7/11	—	511,812	112,599	120,000
Senior Secured Delayed Draw Term Loans(10)		11.0%	9/7/11	3/7/13	—	—	—

						3,966,268	4,020,000
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/3/10	11/3/15	$13,581,793	13,176,297	13,479,930
Warrant for Class B			11/3/10	—	156,552	349,000	350,000

						13,525,297	13,829,930
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15.0% (12.5% Cash and 2.5% PIK)	8/13/10	2/13/16	$16,079,445	15,871,240	15,757,856

						15,871,240	15,757,856
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	6/16/11	6/16/15	$8,437,945	8,326,829	8,374,660

						8,326,829	8,374,660
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR + 9.8%)	9/18/12	9/17/16	$14,649,351	14,269,640	14,269,640

						14,269,640	14,269,640
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/12	11/15/17	$14,158,043	13,892,964	13,945,673

						13,892,964	13,945,673

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.4%(12)	6/1/12	12/31/29	—	12,261,736	12,261,736

						12,261,736	12,261,736
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(PIK) (13)	1/17/12	7/17/16	$7,478,972	7,358,487	6,357,126

						7,358,487	6,357,126
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	$8,200,000	8,080,047	8,200,000
Senior Secured Revolving Loan(14) (15)		10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	—	(67,433)	—
Common stock(9)			5/17/11	—	1,906	190,600	215,000

						8,203,214	8,415,000
Food Processing Holdings, LLC
Senior Subordinated Note(6)(16)	Food & beverage	15.0% (12.0% Cash and 3.0% PIK)	2/28/12	8/28/17	$13,847,436	13,726,839	13,397,394
Class A Units(9)			4/20/10	—	162.44	163,268	181,000
Class B Units(9)			4/20/10	—	406.09	408,161	150,000

						14,298,268	13,728,394
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$36,800,000	36,064,283	36,064,283

						36,064,283	36,064,283
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195,014	1,895,014

						1,195,014	1,895,014
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6)(LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,380,000	25,001,091	25,001,091

						25,001,091	25,001,091
Hart InterCivic, Inc.
Senior Secured Term Loan	Election services	10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$9,594,834	9,450,127	9,498,885
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(41,938)	—

						9,408,189	9,498,885
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Business services	11.5%(5) (LIBOR + 10.0%)	8/31/12	8/30/17	$9,875,000	9,593,834	9,593,834

						9,593,834	9,593,834

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
IMDS Corporation
Subordinated Term Loan	Healthcare, device manufacturing	15.5%(6)) (12.5% Cash and 3.0% PIK)	5/2/12	11/2/17	$13,266,098	12,967,476	12,403,802

						12,967,476	12,403,802
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare, dental services	N/A	4/20/10	—	1,393	1,393,309	1,388,500

						1,393,309	1,388,500
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	16.2%(19)	4/20/10	2/15/15	$8,354,033	8,354,033	8,354,033

						8,354,033	8,354,033
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$9,709,456	9,461,653	9,461,653
Senior Secured Revolving Loan(10)		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$290,485	290,485	290,485
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	—	—	—

						9,752,138	9,752,138
Marine Acquisition Corp. (Teleflex Marine)
Senior Subordinated Note	Manufacturing	13.5%(6)	9/18/12	5/18/17	$16,500,000	16,145,801	16,170,000

						16,145,801	16,170,000
Martex Fiber Southern Corp.
Subordinated Term Loan	Textiles	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/12	10/31/19	$8,755,800	8,632,700	8,580,684

						8,632,700	8,580,684
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial Services	15.5%(20)	12/19/12	1/15/24	$10,000,000	9,400,000	9,400,000

						9,400,000	9,400,000
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,783,506	14,509,705	13,600,826
Warrant for Common						—	—

						14,509,705	13,600,826
Pinnacle Operating Corporation
Senior Secured Term Loan	Chemicals	11.5% (LIBOR + 10.3%)	11/26/12	5/15/19	$10,000,000	9,507,630	9,507,630

						9,507,630	9,507,630

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

Portfolio company/Type of Investment(1)	Industry	Yield(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.65%)	12/20/11	12/20/16	$11,426,463	11,181,930	11,369,331
Mezzanine Loan(7)		17.0% (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,776,476	1,747,347	1,767,593

						12,929,277	13,136,924
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare,	15.0%	4/20/10	8/4/17	$18,772,751	18,404,850	18,960,478
Member interest(8)(9)	ambulatory surgery centers				469,673	469,673	1,850,000

						18,874,523	20,810,478
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare, consulting	14.0% (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,454,488	12,251,181	12,361,080

						12,251,181	12,361,080
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	3/29/12	9/29/17	$14,143,399	13,954,176	14,072,682

						13,954,176	14,072,682
Vision Solutions, Inc.
Second Lien Term Loan	Business services	9.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$11,625,000	11,547,123	11,625,000

						11,547,123	11,625,000
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	6/20/19	$11,000,000	10,835,379	10,835,379

						10,835,379	10,835,379
YP Intermediate Holdings Corp.
Senior Secured Term Loan	Media, advertising	15.0% (12.0% Cash and 3.0% PIK)	5/8/12	5/8/17	$3,321,826	3,235,570	3,321,826
Warrant for Member interest(7)(8)						93	1,800,000

						3,235,663	5,121,826

Non-controlled/non-affiliated investments—113.49% of net asset value						$391,698,777	$394,339,072

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

March 31, 2013

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair presentation of financial statements for interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2013. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2013 and December 31, 2012.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and are capitalized at the time of payment. Deferred financing costs are amortized using the straight line method over the term of the credit facilities.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 6, Credit Facility.

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

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of our residual interest. Significant inputs to the discounted cash flows methodology include the risk associated with the underlying investments and the expected term of the collateralized loan obligation.

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

The following is a summary of the industry classification in which the Company invests as of March 31, 2013:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,975,703	$4,020,000	1.16%
Business services	106,535,202	105,772,592	30.44%
Chemicals	9,526,706	9,700,000	2.79%
Consumer products	32,185,975	32,370,281	9.32%
Election services	8,611,404	8,643,147	2.49%
Energy / Utilities	9,762,096	9,762,096	2.81%
Financial services	47,260,947	47,965,715	13.81%
Food & beverage	44,408,140	43,928,669	12.64%
Healthcare, ambulatory surgery centers	18,888,599	21,335,933	6.14%
Healthcare, consulting	12,323,557	12,518,145	3.60%
Healthcare, dental services	1,393,309	1,270,000	0.37%
Healthcare, device manufacturing	13,077,409	12,496,830	3.60%
Industrials	24,769,935	24,769,935	7.13%
Manufacturing	38,644,704	37,918,539	10.91%
Media	10,258,932	10,515,375	3.03%
Media, advertising	1,618,699	4,632,168	1.33%
Restaurants	8,215,576	8,471,000	2.44%
Retail & grocery	26,593,353	26,355,009	7.59%
Textiles	8,668,182	8,612,861	2.48%

Total investments	$426,718,428	$431,058,295	124.08%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2013:

Region:	Cost	Fair Value	% of Net Assets
International	$13,593,314	$13,703,813	3.94%
Midwest	70,356,767	70,499,278	20.29%
Northeast	74,763,436	74,708,115	21.50%
Northwest	13,621,427	13,376,708	3.85%
Southeast	100,282,432	104,944,031	30.22%
Southwest	72,732,844	71,381,118	20.55%
West	81,368,208	82,445,232	23.73%

Total investments	$426,718,428	$431,058,295	124.08%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012:

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$3,966,268	$4,020,000	1.16%
Business services	67,270,295	66,346,811	19.09%
Chemicals	9,507,630	9,507,630	2.74%
Consumer products	49,957,247	50,009,956	14.39%
Election services	9,408,189	9,498,885	2.73%
Energy / Utilities	9,752,138	9,752,138	2.81%
Financial services	31,220,845	31,920,845	9.19%
Food & beverage	44,123,684	43,558,932	12.54%
Healthcare, ambulatory surgery centers	18,874,523	20,810,478	5.99%
Healthcare, consulting	12,251,181	12,361,080	3.56%
Healthcare, dental services	1,393,309	1,388,500	0.40%
Healthcare, device manufacturing	12,967,476	12,403,802	3.57%
Industrials	25,001,091	25,001,091	7.19%
Manufacturing	38,982,335	38,145,486	10.98%
Media	10,506,477	10,539,136	3.03%
Media, advertising	3,235,663	5,121,826	1.47%
Restaurants	8,203,214	8,415,000	2.42%
Retail & grocery	26,454,574	26,966,854	7.76%
Textiles	8,632,700	8,580,684	2.47%

Total investments	$391,708,839	$394,349,134	113.49%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2012:

Region:	Cost	Fair Value	% of Net Assets
International	$13,665,832	$13,665,832	3.93%
Midwest	62,866,981	63,033,274	18.14%
Northeast	38,658,531	38,606,515	11.11%
Northwest	13,525,297	13,829,930	3.98%
Southeast	101,401,548	104,146,354	29.98%
Southwest	73,786,247	72,432,240	20.84%
West	87,804,403	88,634,989	25.51%

Total investments	$391,708,839	$394,349,134	113.49%

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2013:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$112,035,368	$—	$—	$112,035,368
Second lien debt	76,263,734	—	—	76,263,734
Subordinated debt	186,967,478	—	—	186,967,478
Investments in funds	10,265,170	—	—	10,265,170
Equity investments	7,826,000	—	—	7,826,000
Investment in payment rights	12,261,736	—	—	12,261,736
CLO residual interests	25,438,809			25,438,809

Total investments	$431,058,295	$—	$—	$431,058,295

Interest rate derivative	(911,743)	—	(911,743)	—

Total liability at fair value	$(911,743)	$—	$(911,743)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$102,256,080	$—	$—	$102,256,080
Second lien debt	70,035,492	—	—	70,035,492
Subordinated debt	183,318,581	—	—	183,318,581
Investments in funds	10,259,109	—	—	10,259,109
Equity investments	6,818,136	—	—	6,818,136
Investment in payment rights	12,261,736	—	—	12,261,736
CLO residual interest	9,400,000			9,400,000

Total investments	$394,349,134	$—	$—	$394,349,134

Interest rate derivative	(1,053,221)	—	(1,053,221)	—

Total liability at fair value	$(1,053,221)	$—	$(1,053,221)	$—

The following table rolls forward the changes in fair value during the three months ended March 31, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subord inated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2013	$102,256,080	$70,035,492	$183,318,581	$10,259,109	$6,818,136	$12,261,736	$9,400,000	$394,349,134
Purchases	15,525,000	7,891,512	19,986,342	1,331	—	—	16,013,980	59,418,165
Sales and repayments	(6,032,834)	(1,951,578)	(17,864,833)	(38)	—	—	—	(25,849,283)
Unrealized appreciation (depreciation)(1)	97,664	48,746	540,531	4,768	1,007,864	—	—	1,699,573
Net amortization of premiums, discounts and fees	153,839	122,748	136,864	—	—	—	24,829	438,280
PIK	35,619	116,814	849,993	—	—	—	—	1,002,426

Ending balance, March 31, 2013	$112,035,368	$76,263,734	$186,967,478	$10,265,170	$7,826,000	$12,261,736	$25,438,809	$431,058,295

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$97,664	$48,746	$540,531	$4,768	$1,007,864	$—	$—	$1,699,573

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2012 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Totals
Beginning balance, January 1, 2012	$89,488,235	$60,124,938	$101,841,744	$12,011,496	$3,526,919	$266,993,332
Purchases	2,586,250	—	33,620,500	1,988	—	36,208,738
Sales and repayments	(315,521)	(3,777,778)	(12,569,273)	—	—	(16,662,572)
Unrealized appreciation (depreciation)(1)	(32,376)	91,612	(478,437)	(632)	(45,809)	(465,642)
Net amortization of premiums, discounts and fees	103,461	98,757	550,647	—	—	752,865
PIK	60,977	91,086	525,023	—	—	677,086

Ending balance, March 31, 2012	$91,891,026	$56,628,615	$123,490,204	$12,012,852	$3,481,110	$287,503,807

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$(32,376)	$91,612	$(40,467)	$(632)	$(45,809)	$(27,672)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$112,035,368	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	76,263,734	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (14%)
Subordinated debt	186,967,478	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	10,265,170	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%
		Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	7,826,000	Market comparable companies (market approach)	EBITDA multiple	4.6 – 5.2 (4.9)
Investment in payment rights(2)	12,261,736	Discounted cash flows (income approach)	Weighted average cost of capital (WACC) and federal tax rates	17%
CLO residual interests	25,438,809	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$431,058,295

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of the TRA and CLO residual interests, the Company considers the risk associated with the underlying investments and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream

Investment in Funds

The Company does not have the ability to redeem its investment in funds but distributions are expected to be received until the dissolution of the funds, which is anticipated to be between 2013 and 2021, as the underlying investments are expected to be liquidated.

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period.

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $15,000. As of March 31, 2013, and December 31, 2012, all of the capital had been called by Greenway. As of March 31, 2013 and December 31, 2012, the value of the Company’s interest in Greenway was $10,024 and $10,062, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2013 and 2012, the Company earned $474,035 and $530,334 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, $500,356 and $402,116 of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II, was formed as a Delaware limited liability company. Greenway II, is a portfolio company of the Company. Greenway II is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013. Greenway II will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway II has a two year investment period.

Greenway II had its first closing on February 11, 2013, of which the Company had a nominal commitment. Greenway II is managed by the Company through the investment professionals that serve on the Company’s investment committee. As of March 31, 2013, the value of the Company’s interest in Greenway was $1,331 and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway II, the Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2013, the Company earned $24,328 in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013, $24,328 of fees related to Greenway II, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2013 and December 31, 2012, the Company has contributed $12,000,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,645,967 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of March 31, 2013, the value of the Company’s interest in LCP was $8,354,033, and is reflected in the Consolidated Schedules of Investments.

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

CLO residual interests

Interest income from the Company’s CLO residual interests is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. The Company monitors the anticipated cash flows from its CLO residual interests and will adjust its effective yield periodically.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2013 and for the year ended December 31, 2012:

Accumulated PIK balance at December 31, 2011	$3,488,036
PIK income capitalized/receivable	4,124,150
PIK received in cash from prepayments	(1,804,847)

Accumulated PIK balance at December 31, 2012	$5,807,339
PIK income capitalized/receivable	1,091,468

Accumulated PIK balance at March 31, 2013	$6,898,807

Interest income from the Company’s TRA and CLO residual interests is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. The Company monitors the anticipated cash flows from its CLO residual interests and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services for the three months ended March 31, 2013 and 2012, respectively.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three months ended March 31, 2013 and 2012, the Company did not incur any excise tax expense.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2013 and 2012, the Company recognized a provision for tax on unrealized appreciation of $528,878, and $0, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, $982,436 and $453,558, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments. The provision relates to two individual subsidiaries of the Company.

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

For the three months ended March 31, 2013 and 2012, the Company incurred base management fees payable to the Advisor of $1,523,469, and $1,039,310, respectively. As of March 31, 2012 and December 31, 2012, $1,523,469 and $1,514,422, respectively, was payable to the Advisor.

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

For the three months March 31, 2013 and 2012, the Company incurred $1,943,504 and $1,519,647, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $0 and $34,723, respectively.

As of March 31, 2013 and December 31, 2012, $1,794,356 and $2,330,759, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended March 31, 2013, $149,147 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, the Company has accrued incentive fees of $685,408 and $317,144 as of March 31, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

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

For the three months ended March 31, 2013 and 2012, the Company incurred administrator expenses of $888,910, and $823,892, respectively. As of March 31, 2013 and December 31, 2012, $8,454 and $304,491, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2013 and December 31, 2012, $23,186 and $0, respectively, of expenses were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities.

As manager of Greenway and Greenway II, the Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified affiliates of the Company. As of March 31, 2013 and December 31, 2012, $634,283 and $411,119 of total fees and expenses related to Greenway and Greenway II, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Affiliated Stockholders

BDC Holdings owns 2,047,720 shares, or 7.78%, of the Company’s common stock as of March 31, 2013, compared 4,047,720 shares, or 15.38%, as of December 31, 2012.

4. Realized Gains and Losses on Investments

The Company did not recognize any realized gains and losses for the three months ended March 31, 2013 and 2012.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2013	2012
Numerator—net increase in net assets resulting from operations:	$8,614,130	$5,706,346
Denominator—basic and diluted weighted average common shares:	26,315,202	20,220,200
Basic and diluted net increase in net assets per common share resulting from operations:	$0.33	$0.28

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

On March 15, 2013, the Company entered into an amendment, or the Revolving Loan Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its term loan agreement credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC. These amendments modified the existing Facilities

The Revolver Loan Amendment revised the Revolving Facility, dated May 10, 2012, to among other things, increase the amount available for borrowing under the Revolving Facility from $140,000,000 to $170,000,000 and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility.

The Term Loan Amendment revised the Term Loan Facility, dated May 10, 2012, to increase the $50,000,000 senior secured term loan, or Term Loan, to $70,000,000 and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to the Company’s existing Revolving Facility (as amended by the Amendment).

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400,000,000.

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

For the three months ended March 31, 2013, the Company borrowed $107,700,000 and made $67,850,000 of repayments under the Facilities. For the three months ended March 31, 2012, the Company borrowed $25,300,000 and made $5,800,000 of repayments under the Facilities. As of March 31, 2013 and December 31, 2012, there were $89,850,000 and $50,000,000 of borrowings outstanding at a weighted average interest rate of 4.0478% and 4.2110%, respectively. As of March 31, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1,094,206 and $452,833 were incurred in connection with the Facilities during the three months ended March 31, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2013 is in excess of 200%.

7. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC in connection with its Term Loan Borrowing. Under the swap agreement, with a notional value of $50,000,000, the Company pays a fixed rate of 1.1425% and receives a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

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

The Company recognized a realized loss for the three months of $104,063, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2013, the Company recognized $141,748 of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2013 and December 31 2012, the Company’s fair value of its swap agreement is $911,473 and $1,053,221, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2013 and December 31, 2012, the Company has the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2013	December 31, 2012
Unfunded revolving commitments	$11,709,515	$10,909,515
Unfunded delayed draw and capital expenditure facilities	8,000,000	12,000,000
Unfunded commitments to investments in funds	3,979,986	3,979,986

Total unfunded commitments	$23,689,501	$26,889,501

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34

On May 2, 2013, the Company’s board of directors declared a dividend of $0.34 per share, payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three months ended March 31, 2013 and 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $0 and $13, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2013 distributions as of March 31, 2013, 100% would be from ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

10. Financial Highlights

	For the three months ended March 31,
	2013	2012
Per Share Data:
Net asset value, beginning of period	$13.20	$13.24
Net investment income(1)	0.28	0.31
Net change in unrealized appreciation of investments(1)(2)	0.06	(0.03)
Provision for taxes on unrealized appreciation on investments(1)	(0.02)	—
Net change in unrealized depreciation of interest rate derivative(1)	0.01	—

Net increase in net assets resulting from operations(3)	0.33	0.28
Distributions to stockholders	(0.33)	(0.34)

Net asset value, end of period	$13.20	$13.18

Per share market value at end of period	$14.98	$12.86
Total return(4)(5)	1.28%	8.08%
Shares outstanding at end of period	26,315,202	20,220,201
Ratio/Supplemental Data:
Net assets at end of period	$347,415,056	$266,448,197
Ratio of operating expenses to average net assets(6)	8.19%	6.88%
Ratio of net investment income to average net assets(6)	8.64%	9.27%
Portfolio turnover(5)	6.26%	6.10%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Annualized.

11. Subsequent Events

On April 11, 2013, the Company received $19,335,933 in proceeds in connection with the realization of a subordinated debt investment in one of its portfolio companies, which included a prepayment premium. In addition, the Company received $1,157,363 in dividend proceeds from its equity holdings in the portfolio company. The Company subsequently closed on a $15,000,000 second lien investment in the portfolio company on April 19, 2013.

On May 2, 2013, the Company’s board of directors declared a dividend of $0.34 per share, payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013.

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

On April 21, 2010, we completed our initial public offering, formally commencing principal operations, and sold 9,000,000 shares of our common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, we sold 6,307,692 shares of our common stock to THL Credit Partners BDC Holdings, L.P., or BDC Holdings, at $13.00 per share that was not subject to an underwriting discount and commission. We received $190.7 million of total net proceeds for the aforementioned offerings, which includes an underwriting discount and offering expenses. Since May 2011, BDC Holdings distributed an aggregate of 8.8 million shares of our common stock held by BDC Holdings to its partners. As of March 31, 2013, BDC Holdings owns 8% of our common stock.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the three months ended March 31, 2013 with $431.1 million (at fair value), which represents a $36.8 million, or 9.3% increase from the $394.3 million (at fair value) as of December 31, 2012. We also increased our portfolio to forty companies, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2013, from thirty-four companies, including Greenway, as of December 31, 2012.

At March 31, 2013, our average portfolio company investment, exclusive of Greenway and Greenway II, at amortized cost and fair value was approximately $11.2 million and $11.3 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $24.8 million and $24.8 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $11.9 million and $11.9 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $36.1 million and $36.1 million, respectively.

At March 31, 2013, 45.4% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 54.6% bore interest at fixed rates. At December 31, 2012, 43.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 56.7% bore interest at fixed rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 13.7% at March 31, 2013 as compared to 13.9% at December 31, 2012. The weighted average yield on our debt securities at their current cost was 13.6% at March 31, 2013 as compared to 13.7% at December 31, 2012. Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments, and cash.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $23 million, excluding one portfolio company with EBITDA levels not representative of a typical portfolio company, based on the latest available financial information provided by the portfolio companies. Our weighted average attachment point in the capital structure of our portfolio companies is approximately 3.9 times EBITDA based on the latest available financial information.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2013 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$111.6	26.1%	$112.0	26.0%
Second lien debt	76.7	18.0%	76.3	17.7%
Subordinated debt	187.3	43.9%	187.0	43.4%
Investments in funds	9.5	2.2%	10.3	2.4%
Equity investments	3.9	0.9%	7.8	1.8%
Investment in payment rights	12.3	2.9%	12.3	2.8%
CLO residual interests	25.4	6.0%	25.4	5.9%

Total investments	$426.8	100.0%	$431.1	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2012 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$101.8	26.0%	$102.2	26.0%
Second lien debt	70.6	18.0%	70.0	17.8%
Subordinated debt	184.1	47.1%	183.3	46.5%
Investments in funds	9.6	2.4%	10.3	2.6%
Equity investments	3.9	1.0%	6.8	1.7%
Investment in payment rights	12.3	3.1%	12.3	3.1%
CLO residual interest	9.4	2.4%	9.4	2.4%

Total investments	$391.7	100.0%	$394.3	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of March 31, 2013 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$4.0	$4.0	1.16%
Business services	106.4	105.8	30.44%
Chemicals	9.5	9.7	2.79%
Consumer products	32.2	32.4	9.32%
Election services	8.6	8.6	2.49%
Energy / Utilities	9.8	9.8	2.81%
Financial services	47.2	48.0	13.81%
Food & beverage	44.4	43.9	12.64%
Healthcare, ambulatory surgery centers	18.9	21.3	6.14%
Healthcare, consulting	12.3	12.5	3.60%
Healthcare, dental services	1.4	1.3	0.37%
Healthcare, device manufacturing	13.1	12.5	3.60%
Industrials	24.8	24.8	7.13%
Manufacturing	38.7	37.9	10.91%
Media	10.3	10.5	3.03%
Media, advertising	1.6	4.6	1.33%
Restaurants	8.2	8.5	2.44%
Retail & grocery	26.6	26.4	7.59%
Textiles	8.7	8.6	2.48%

Total investments	$426.7	$431.1	124.08%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Aerospace & defense	$4.0	$4.0	1.16%
Business services	67.2	66.3	19.09%
Chemicals	9.5	9.5	2.74%
Consumer products	50.0	50.0	14.39%
Election services	9.4	9.5	2.73%
Energy / utilities	9.8	9.8	2.81%
Financial services	31.2	31.9	9.19%
Food & beverage	44.1	43.6	12.54%
Healthcare, ambulatory surgery centers	18.8	20.8	5.99%
Healthcare, consulting	12.3	12.4	3.56%
Healthcare, dental services	1.4	1.4	0.40%
Healthcare, device manufacturing	13.0	12.4	3.57%
Industrials	25.0	25.0	7.19%
Manufacturing	39.0	38.1	10.98%
Media	10.5	10.5	3.03%
Media, advertising	3.2	5.1	1.47%
Restaurants	8.2	8.4	2.42%
Retail & grocery	26.5	27.0	7.76%
Textiles	8.6	8.6	2.47%

Total investments	$391.7	$394.3	113.49%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2013 and 2012 (in millions).

	Three months ended March 31,
	2013	2012
New portfolio investments(a)	$55.7	$20.3
Existing portfolio investments
Follow-on investments	—	13.4
Delayed draw and revolver investments	0.7	2.5

Total existing portfolio investments	0.7	15.9

Total portfolio investment activity	$56.4	$36.2

Number of new portfolio investments	5	2
Number of existing portfolio investments	1	3

First lien secured debt(a)	$12.5	$2.6
Second lien debt	7.9	—
Subordinated debt	20.0	33.6
Investments in funds	—	—
CLO residual interests	16.0	—

Total portfolio investments	$56.4	$36.2

Weighted average yield of new debt investments	13.4%	13.9%
Weighted average yield, including all new income-producing investments	13.4%	13.9%

(a)	Net of amounts sold following an initial investment as a co-investment as anticipated at time of closing.

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three Months Ended 31,
Investment	2013	2012
20-20 Technologies Inc.	$0.1	$—
AIM Media Texas Operating, LLC	0.3	—
Charming Charlie, Inc.	—	3.8
Chuy’s Opco, Inc.	—	0.0
CRS Reprocessing, LLC	0.5	—
Cydcor LLC	0.4	—
Embarcadero Technologies, Inc. (a)	3.1	—
Food Processing Holdings, LLC	—	12.6
Gold, Inc. (b)	17.8	—
Hart InterCivic, Inc.	0.8	—
Harrison Gypsum, LLC	0.3	—
HEALTHCAREfirst, Inc.	0.1	—
Loadmaster Derrick & Equipment, Inc.	0.8	—
Purple Communications, Inc.	—	0.3
YP Intermediate Holdings Corp.	1.7	—

Total (c)	$25.9	$16.7

(a)	Proceeds include $3.0 million sold, as anticipated at the time of closing.
(b)	Proceeds sold, as anticipated, at the time of closing.
(c)	For the three month periods ended March 31, 2013 and 2012, proceeds included $0 and $0.1 million, respectively, of prepayment premiums.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The increase between the March 31, 2013 and 2012 amounts are primarily the result of the partial sale of Gold, Inc. to THL Credit Greenway II LLC and outside investors.

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

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period.

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company through the investment professionals that serve on the Company’s investment committee. The Company’s capital commitment to Greenway is $0.01 million. As of March 31, 2013 and December 31, 2012, all of the capital had been called by Greenway. As of March 31, 2013 and December 31, 2012, the value of the Company’s interest in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2013 and 2012, the Company earned $0.5 million and $0.5 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, $0.5 million and $0.4 million of fees related to Greenway, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II, was formed as a Delaware limited liability company. Greenway II, is a portfolio company of the Company. Greenway II is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013. Greenway II will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway II has a two year investment period.

Greenway II had its first closing on February 11, 2013, of which the Company had a nominal commitment. Greenway II is managed by the Company through the investment professionals that serve on our investment committee. As of March 31, 2013, the value of the Company’s interest in Greenway was $0.001 million and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway II, the Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2013, the Company earned $0.02 million in fees related to Greenway II, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013, $0.02 million of fees related to Greenway II were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2013 and December 31, 2012, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of March 31, 2013 and December 31, 2012, the value of our interest in LCP was $8.4 million, and is reflected in the Consolidated Schedules of Investments.

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

CLO residual interests

Interest income from our CLO residual interests is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our CLO residual interests and will adjust its effective yield periodically.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5

The revised investment performance scores, or IPS, are as follows:

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.05 and 2.12 at March 31, 2013 and December 31, 2012, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2013 (in millions):

	March 31, 2013		December 31, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$38.8	9.0%	$20.0	5.1%
2(b)	332.4	77.1%	312.5	79.2%
3(c)	53.4	12.4%	55.5	14.1%
4(d)	6.5	1.5%	6.4	1.6%
5	—	—	—	—

Total	$431.1	100.0%	$394.3	100.0%

(a)	As of March 31, 2013 and December 31, 2012, Investment Score “1” included $9.9 million and $8.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2013 and December 31, 2012, Investment Score “2” included $32.9 million and $49.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2013 and December 31, 2012, Investment Score “3” included $40.6 million and $27.0 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2013 and December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2013 and December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Three Months Ended March 31, 2013 and 2012

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Income-producing securities include investments in funds, investment in payment rights and collateralized loan obligation, or CLO, residual interests. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition, we may generate revenue in the form of fees from the management of Greenway, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended March 31,
	2013	2012
Interest income on debt securities
Cash interest on debt securities	$11.2	$7.9
PIK interest	1.1	0.8
Prepayment premiums	—	0.1
Accretion of discounts and other fees	0.4	0.8

Total interest on debt securities	12.7	9.6
Interest income on income-producing securities	1.2	0.5
Fees related to Greenway and Greenway II	0.5	0.5
Other income	0.0	0.1

Total	$14.4	$10.7

The following shows a rollforward of PIK income activity for the three months ended March 31, 2013 and for the year ended December 31, 2012 (in millions):

Accumulated PIK balance at December 31, 2011	$3.5
PIK income capitalized/receivable	4.1
PIK received in cash from prepayments	(1.8)

Accumulated PIK balance at December 31, 2012	$5.8
PIK income capitalized/receivable	1.1

Accumulated PIK balance at March 31, 2013	$6.9

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services for the three months ended March 31, 2013 and 2012.

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

Operating expenses totaled $7.0 million and $4.6 million for the three months ended March 31, 2013 and 2012, respectively, and consisted of base management fees, incentive fees, administrator expenses, and other expenses including fees related to our credit facility, professional fees, insurance expenses, directors’ fees, and other general and administrative expenses. The increase in operating expenses was due primarily to the increase in base management fees, incentive fee and credit facility expenses, including one-time amortization expenses related to deferred financing costs associated with an amendment, for the respective periods due to growth in the portfolio expenses and use of the credit facility.

The base management fees for the three months ended March 31, 2013 and 2012 were $1.5 million and $1.0 million, respectively, as provided for in the investment management agreement. The incentive fees incurred for the years ended March 31,

2013 and 2012 were $2.3 million and $1.4 million and such amounts include the effect of unrealized appreciation or depreciation of $0.4 million and $(0.1) million, respectively. There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued is currently not, and would not necessarily be, payable under the investment management agreement, and may never be paid based upon the computation of capital gains incentive fees in subsequent periods. The accrued incentive fee related to capital gains may differ from the actual incentive fee that may be paid to the Advisor depending on whether we are ultimately able to generate a net realized capital gain. The increase in base management fees and incentive fee expenses for the respective periods is due to the growth in both the portfolio and net investment income.

For the three months ended March 31, 2013 and 2012, fees and expenses related to our credit facility, including amortization of deferred financing costs, were $1.6 million and $0.7 million, respectively. Borrowings under the credit facility were $107.7 million and $25.3 million, respectively, for the three months ended March 31, 2013 and 2012. Repayments under the credit facility were $67.9 million and $5.8 million, respectively, for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, there were $89.9 million and $50.0 million of borrowings outstanding at a weighted average interest rate of 4.0478% and 4.2110%, respectively. The increase in expenses related to the credit facility is due principally to the average level of borrowings in connection with investment activity and amortization of deferred financing costs, including one-time amortization expenses related to deferred financing costs associated with an amendment.

Administrator expenses for the three months ended March 31, 2013 and 2012 totaled $0.8 million and $0.8 million, respectively. Expenses for professional fees, insurance expenses, directors’ fees, and other general and administrative expense for the three months ended March 31, 2013 and 2012 totaled $0.8 million and $0.7 million, respectively.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $7.4 million, or $0.28 per common share based on a weighted average of 26,315,202 common shares outstanding for the three months ended March 31, 2013, as compared to $6.2 million, or $0.31 per common share based on a weighted average of 20,220,200 common shares outstanding for the three months ended March 31, 2012.

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

We did not recognize any realized gains or losses on our portfolio investments during the three months ended March 31, 2013 and 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

Net change in unrealized appreciation on investments totaled $1.7 million and $(0.5) million for the three months ended March 31, 2013 and 2012, respectively. The change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions and in the financial performance of certain portfolio companies.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months ended March 31,
	2013	2012
Gross unrealized appreciation on investments	$2.8	$0.1
Gross unrealized depreciation on investments	(1.1)	(0.2)
Reversal of prior period net unrealized appreciation upon a realization	—	(0.4)

Total	$1.7	$(0.5)

Provision for Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2013, the Company recognized a provision for tax on unrealized appreciation of $0.5 million for two consolidated subsidiaries. For the three months ended March 31, 2012, the Company did not recognize a provision for tax on unrealized appreciation.

Realized and Unrealized Gain (Loss) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period. The net change of unrealized depreciation on interest rate derivative totaled $0.1 million for the three months ended March 31, 2013 and was due to capital markets changes impacting interest rate swap spreads.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. We recognized a realized loss for the three months ended March 31, 2013 of $0.1 million as interest rate derivative periodic interest payments, net.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $8.6 million, or $0.33 per common share based on a weighted average of 26,315,202 common shares for the three months ended March 31, 2013, as compared to $5.7 million, or $0.28 per common share based on a weighted average of 20,220,200 common shares outstanding, for the three months ended March 31, 2012.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our revolving credit agreement, or Revolving Facility, and senior secured term loan credit facility, or Term Loan Facility, equity raises and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act.

We may raise additional equity or debt capital through both registered offerings off a shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2012 Annual Stockholder Meeting held on June 7, 2012, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available. We are seeking stockholder approval of these proposals again at our 2013 Annual Stockholder Meeting.

On March 15, 2013, we closed an additional $50 million of commitments to our Facilities, which brings the aggregate size to $240 million of commitments. As of March 31, 2013, we had a total of $89.9 million outstanding on our credit facilities, including $70.0 million outstanding under our Term Loan Facility and $19.9 million outstanding under the Revolving Facility. The total amount outstanding had a weighted average interest rate of 4.0478%. We borrowed $87.7 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the three months ended March 31, 2013 and repaid $67.9 million funds on our Revolving Facility from proceeds received from the term loan and investment income. As of March 31, 2012, we borrowed $25.3 million and repaid $5.8 million under our Revolving Facility during the three months ended March 31, 2012.

Our operating activities used cash of $33.8 million and $16.1 million for the three months ended March 31, 2013 and 2012, respectively, primarily in connection with the purchase of portfolio investments. For three months ended March 31, 2013, our financing activities provided cash of $39.9 million from net borrowings and used cash of $8.7 million for distributions to stockholders and $1.3 million for the payment of financing costs. For the three months ended March 31, 2012, our financing activities provided cash of $19.5 million from net borrowings and used cash of $6.9 million for distributions to stockholders.

As of March 31, 2013 and December 31, 2012, we had cash of $0.8 million and $4.8 million, respectively. We had no cash equivalents as of March 31, 2013 and December 31, 2012.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

On March 15, 2013, we entered into an amendment, or the Revolving Loan Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to our term loan agreement credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Revolver Loan Amendment revised the Revolving Facility, dated May 10, 2012, to among other things, increase the amount available for borrowing under the Revolving Facility from $140.0 million to $170.0 million and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility.

The Term Loan Amendment revised the Term Loan Facility, dated May 10, 2012, to increase the $50.0 million senior secured term loan, or Term Loan, to $70.0 million and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment).

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million.

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

For the three months ended March 31, 2013, we borrowed $107.7 million and made $67.9 million of repayments under the Facilities. For the three months ended March 31, 2012, we borrowed $25.3 million and made $5.8 million of repayments under the Facilities. As of March 31, 2013 and December 31, 2012, there were $89.9 million and $50.0 million of borrowings outstanding at a weighted average interest rate of 4.0478% and 4.2110%, respectively. The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1.1 million and $0.5 million were incurred in connection with the Facilities during the three months ended March 31, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2013 is in excess of 200%.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC in connection with its Term Loan Borrowing. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

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

For the three months ended March 31, 2013, we recognized $0.1 million of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2013, we recognized $0.1 million of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, our fair value of the swap agreement is $(0.9) million and $(1.1) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2013 and December 31, 2012, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2013	December 31, 2012
Unfunded revolving commitments	$11.7	$10.9
Unfunded delayed draw and capital expenditure facilities	8.0	12.0
Unfunded commitments to investments in funds	4.0	4.0

Total unfunded commitments	$23.7	$26.9

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34

On May 2, 2013, our board of directors declared a dividend of $0.34 per share, payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2013 distributions as of March 31, 2013, 100% would be from ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of March 31, 2013 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3years	3 - 5 years	After 5 years
Term Loan Facility	$70.0	—	—	$70.0	—

(1)	Excludes commitments to extend credit to our portfolio companies.

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

For the three months ended March 31, 2013 and 2012, we incurred base management fees payable to the Advisor of $1.5 million, and $1.0 million, respectively. As of March 31, 2013 and December 31, 2012, $1.5 million and $1.5 million, respectively, was payable to the Advisor.

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

For the three months March 31, 2013 and 2012, we incurred $1.9 million and $1.5 million, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2013 and December 31, 2012 was $0 and $0.03 million, respectively.

As of March 31, 2013 and December 31, 2012, $1.8 million and $2.3 million, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended March 31, 2013, $0.1 million of incentive fees incurred by us for the three months ended March 31, 2013 were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, we have accrued incentive fees of $0.7 million and $0.3 million as of March 31, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

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

For the three months ended March 31, 2013 and 2012 we incurred administrator expenses payable to the Advisor of $0.8 million and $0.8 million, respectively. As of March 31, 2013 and December 31, 2012, $0.01 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2013, $0.02 million of expenses were included in Due to affiliate on the Consolidated Statements of Assets and Liabilities. There were no amounts due to affiliate as of December 31, 2012.

As manager of Greenway and Greenway II, we act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate of us. As of March 31, 2013 and December 31, 2012, $0.6 million and $0.4 million of fees and expenses related to Greenway and Greenway II, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Managed Funds

Greenway

On January 14, 2011, Greenway was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period.

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. through the investment professionals that serve on our investment committee. Our capital commitment to Greenway is $0.0 million. As of March 31, 2013 and December 31, 2012, all of the capital had been called by Greenway. As of March 31, 2013 and December 31, 2012, the value of the investment in Greenway was $0.01 million and $0.01 million, respectively, and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2013, and 2012, we earned $0.5 million and $0.5 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013 and December 31, 2012, $0.5 million and $0.4 million, respectively, of fees related to Greenway were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II, was formed as a Delaware limited liability company. Greenway II, is a portfolio company of the Company. Greenway II is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013. Greenway II will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway II has a two year investment period.

Greenway II had its first closing on February 11, 2013, of which the Company had a nominal commitment. Greenway II is managed by the Company through the investment professionals that serve on our investment committee. As of March 31, 2013, the value of the Company’s interest in Greenway was $0.001 million and is reflected in the Consolidated Schedules of Investments.

As manager of Greenway II, the Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2013, the Company earned $0.02 million in fees related to Greenway II, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2013, $0.02 million of fees related to Greenway II, respectively, were included in Due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Affiliated Stockholders

BDC Holdings owns 2,047,720 shares, or 7.78%, of our common stock as of March 31, 2013, compared with 4,047,720 shares, or 15.38%, as of December 31, 2012.

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

We value our CLO residual interest investments in collateralized loan obligations using an income approach that analyzes the projected discounted cash flows of our residual interest. Significant inputs to the discounted cash flows methodology include the risk associated with the underlying investments and the expected term of the collateralized loan obligation.

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

Revenue Recognition

We record interest income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest which represents contractual interest accrued and added to the loan balance that generally becomes due at maturity we will cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect amounts to be collectible. We do not accrue as a receivable interest on loans and debt investments if we determine that it is probable that we will not be able to collect such interest. Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2013 and December 31, 2012, we did not have any loans on non-accrual status. Upfront loan origination fees, original issue discount and market discount or premium are capitalized, and we then amortize such amounts as interest income using the effective yield method. We record prepayment premiums on loans and debt investments as interest income. Interest income from our investment in TRA and CLO residual interest investments are recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our TRA and CLO residual interest investments and will adjust our effective yield periodically.

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

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2013 and 2012, we recognized a provision for tax on unrealized appreciation of $0.5 million for consolidated subsidiaries in the Consolidated Statements of Operations. We did not recognize a provision for tax on unrealized appreciation during the three months ended March 31, 2012. As of March 31, 2013 and December 31, 2012 $1.0 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments. The provision relates to two individual subsidiaries of the Company.

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

Recent Developments

On April 11, 2013, we received $19.3 million in proceeds in connection with the realization of a subordinated debt investment in one of our portfolio companies, which included a prepayment premium. In addition, we received $1.2 million in dividend proceeds from our equity holdings in the portfolio company. We subsequently closed on a $15.0 million second lien investment in the portfolio company on April 19, 2013.

On May 2, 2013, our board of directors declared a dividend of $0.34 per share, payable on June 28, 2013 to stockholders of record at the close of business on June 14, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2013, 50.0%, or eighteen, of the debt investments in our portfolio bore interest at fixed rates. Eighteen of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates. Assuming that the Consolidated Statement of Assets and Liabilities as of March 31, 2013 were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical one percent increase in LIBOR would decrease our net investment income by $0.9 million. A hypothetical decrease in LIBOR would not affect our net income, again, due to the aforementioned floors in place. Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments that could affect net increase in net assets resulting from operations, or net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by this estimate. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Important risk factors that could cause results or events to differ from current expectations are described in “Risks” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 4, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 0 shares and 1 share of common stock under our dividend reinvestment plan during the three months ended March 31, 2013 and 2012, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the three months ended March 31, 2013 and 2012 was approximately $0 and $13, respectively.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment No. 3 to Senior Secured Revolving Credit Agreement, dated as of March 15, 2013, among THL Credit, Inc. as borrower, the subsidiaries of THL Credit, Inc. party thereto, the lenders from time to time party thereto and ING Capital LLC as administrative agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 20, 2013).

10.2	Amendment No. 2 to Senior Secured Term Loan Credit Agreement, dated as of March 15, 2013, among THL Credit Inc. as borrower, the subsidiaries of THL Credit, Inc. party thereto, the lenders party thereto, and ING Capital LLC as administrative agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 20, 2013).

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 6, 2013	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: May 6, 2013	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer