Form 10-Q
period 2013-06-30
THL Credit, Inc.
filed 2013-08-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 6, 2013 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2013

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2013 (unaudited)	December 31, 2012
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $503,479 and $391,699, respectively)	$507,137	$394,339
Non-controlled, affiliated investments (cost of $10 and $10, respectively)	10	10

Total investments at fair value (cost of $503,489 and $391,709, respectively)	507,147	394,349
Cash	34,377	4,819
Deferred financing costs	4,543	3,817
Interest receivable	7,905	2,594
Due from affiliate	543	420
Receivable for paydown of investment	392	125
Prepaid expenses and other assets	134	134

Total assets	$555,041	$406,258

Liabilities:
Loans payable	$70,000	$50,000
Payable for investments purchased	14,850	—
Accrued incentive fees	5,193	3,279
Base management fees payable	1,673	1,514
Income taxes payable	1,548	—
Accrued expenses	773	739
Deferred tax liability	386	454
Due to affiliate	180	—
Interest rate derivative	66	1,053
Accrued credit facility fees and interest	57	115
Accrued administrator expenses	20	304
Dividends payable	—	1,316

Total liabilities	94,746	58,774
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 and 26,315 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	34	26
Paid-in capital in excess of par	449,928	343,723
Net unrealized appreciation on investments, net of provision for taxes of $386 and $454, respectively	3,272	2,187
Net unrealized depreciation on interest rate derivative	(66)	(1,053)
Interest rate derivative periodic interest payments, net	(388)	(180)
Accumulated undistributed net realized gains, net of provision for taxes of $1,097 and $0, respectively	2,034	348
Accumulated undistributed net investment income	5,481	2,433

Total net assets	460,295	347,484

Total liabilities and net assets	$555,041	$406,258

Net asset value per share	$13.58	$13.20

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$16,888	$11,003	$30,779	$21,153
Dividend income	4,527	—	4,527	—
Other income	510	62	545	131
From non-controlled, affiliated investment:
Other income	747	694	1,244	1,224

Total investment income	22,672	11,759	37,095	22,508
Expenses:
Incentive fees	3,728	1,635	6,040	3,062
Base management fees	1,673	1,107	3,196	2,147
Credit facility interest and fees	1,401	760	2,495	1,213
Administrator expenses	761	677	1,650	1,501
Other general and administrative expenses	497	337	847	619
Professional fees	415	357	641	562
Amortization of deferred financing costs	269	237	765	449
Directors’ fees	159	135	286	269

Total expenses	8,903	5,245	15,920	9,822
Income tax provision	496	—	496	—

Net investment income	13,273	6,514	20,679	12,686
Realized and Unrealized Gain on Investments:
Net realized gain on non-controlled, non-affiliated investments	2,782	—	2,782	—
Income tax provision, realized gain	(1,097)	—	(1,097)	—
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	(681)	27	1,018	(438)
Non-controlled, affiliated investments	—	—	—	(1)

Net change in unrealized appreciation on investments	(681)	27	1,018	(439)

Benefit for taxes on unrealized appreciation on investments	596	—	67	—
Interest rate derivative periodic interest payments, net	(104)	—	(208)	—
Unrealized appreciation (depreciation) on interest rate derivative	846	(574)	988	(574)

Net increase in net assets resulting from operations	$15,615	$5,967	$24,229	$11,673

Net investment income per common share:
Basic and diluted	$0.49	$0.32	$0.78	$0.63
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.58	$0.30	$0.91	$0.58
Weighted average shares of common stock outstanding:
Basic and diluted	26,899	20,220	26,609	20,220

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	For the six months ended June 30,
	2013	2012
Increase in net assets from operations:
Net investment income	$20,679	$12,686
Interest rate derivative periodic interest payments, net	(208)	—
Realized gain on investments	2,782	—
Income tax provision, realized gain	(1,097)
Net change in unrealized appreciation on investments	1,018	(439)
Benefit for taxes on unrealized appreciation on investments	67	—
Net change in unrealized depreciation on interest rate derivative	988	(574)

Net increase in net assets resulting from operations	24,229	11,673
Distributions to stockholders	(17,631)	(12,941)
Capital share transactions:
Issuance of common stock	110,966	—
Less offering costs	(4,753)	—

Net increase in net assets from capital share transactions	106,213	—

Total increase (decrease) in net assets	112,811	(1,268)
Net assets at beginning of period	347,484	267,617

Net assets at end of period	$460,295	$266,349

Common shares outstanding at end of period	33,905	20,220

Capital share activity:
Shares sold	7,590	—
Shares issued from reinvestment of dividends	—	2

	7,590	2

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net increase in net assets resulting from operations	$24,229	$11,673
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Increase in payable for investments purchased	14,850	—
Net change in unrealized appreciation on investments	(1,018)	439
Unrealized (appreciation) depreciation on interest rate derivative	(988)	574
Purchases of investments	(200,059)	(101,811)
Proceeds from sale and paydown of investments	91,893	41,025
Increase in investments due to PIK	(1,874)	(1,816)
Amortization of deferred financing costs	765	449
Accretion of discounts on investments and other fees	(2,007)	(1,182)
Increase in interest receivable	(5,311)	(1,939)
Increase in due from affiliate	(123)	(173)
Increase in prepaid expenses and other assets	—	(50)
(Decrease) increase in accrued expenses	(63)	29
(Decrease) increase in accrued credit facility fees and interest	(58)	473
Increase in income taxes payable	1,548	—
Decrease in deferred tax liability	(67)	—
Increase in base management fees payable	159	94
Decrease in accrued administrator expenses	(284)	(339)
Increase (decrease) in incentive fees payable	1,915	(21)
Decrease in dividends payable	(1,316)	—
Increase (decrease) in due to affiliate	180	(21)

Net cash used for operating activities	(77,629)	(52,596)
Cash flows from financing activities:
Borrowings under credit facility	228,700	117,800
Repayments under credit facility	(208,700)	(52,600)
Issuance of shares of common stock	110,966	—
Offering costs paid	(4,657)	(90)
Distributions paid to stockholders	(17,631)	(12,941)
Increase in deferred financing costs	(1,491)	(2,924)

Net cash provided by financing activities	107,187	49,245

Net increase (decrease) in cash	29,558	(3,351)
Cash, beginning of period	4,819	5,573

Cash, end of period	$34,377	$2,222

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$1,609	$366

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—110.18% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	Business services	13.3%(5)	9/12/12	9/12/17	$13,825	$13,521	$13,652

						13,521	13,652
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)(18)	Financial services	13.7%(19)	3/27/13	4/15/24	$10,000	9,318	9,318

						9,318	9,318
AIM Media Texas Operating, LLC
Second Lien Loan	Media	16.0%(6) (13.0% Cash and 3.0% PIK)	6/21/12	6/21/17	$6,395	6,258	6,395
Member interest(7)(8)			6/21/12	—	0.763636	764	1,000

						7,022	7,395
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace &	11.0%	9/7/11	3/7/16	$4,000	3,873	3,920
Class A Warrants(9)	defense		9/7/11	—	512	113	120

						3,986	4,040
Blue Coat Systems, Inc.
Second Lien Term Loan	Business services	9.5% (LIBOR + 8.5%)	6/27/13	6/27/20	$15,000	14,850	14,850

						14,850	14,850
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%	11/3/10	11/3/15	$13,650	13,302	12,831
Warrant for Class B			11/3/10	—	157	349	—

						13,651	12,831
Connecture, Inc.
Second Lien Term Loan	Business services	12.5% (LIBOR + 11.0%)	3/18/13	7/15/18	$7,000	6,866	6,866

						6,866	6,866
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	8/13/10	2/13/17	$16,181	16,181	16,019

						16,181	16,019
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/11	6/16/15	$18,302	18,217	18,302

						18,217	18,302

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Cydcor LLC
Senior Secured Term Loan	Business services	9.8% (LIBOR +7.3%)	6/17/13	6/12/17	$14,013	14,013	14,013

						14,013	14,013
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/12	11/15/17	$14,301	14,055	14,229

						14,055	14,229
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	17.0%(12)	6/1/12	12/31/29	—	12,262	13,828
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	5/15/13	4/23/20	$250	254	254

						12,516	14,082
Embarcadero Technologies, Inc.
First Lien Term Loan	Business services	10.2%(5)	2/15/13	12/28/17	$10,075	9,933	9,949

						9,933	9,949
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.50% (LIBOR + 10.25% and 0.75% PIK)	6/21/13	10/3/18	$18,727	19,007	19,007

						19,007	19,007
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	1/17/12	7/17/16	$7,766	7,652	6,368

						7,652	6,368
Firebirds International, LLC
Common stock(9)	Restaurants		5/17/11	—	2	191	260

						191	260
Food Processing Holdings, LLC
Senior Subordinated Note (16)	Food & beverage	15.0%(6) (12.0% Cash and 3.0% PIK)	2/28/12	8/28/17	$14,058	13,947	13,847
Class A Units(9)			4/20/10	—	162.44	163	198
Class B Units(9)			4/20/10	—	406.09	408	150

						14,518	14,195
Freeport Financial SBIC Fund LP
Member interest(18)	Financial services		6/14/13	—	—	147	147

						147	147

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$16,555	16,247	16,555

						16,247	16,555
Gryphon Partners 3.5, L.P.
Partnership interest(18)	Financial services	—	11/20/12	12/21/18	$1,195	311	836

						311	836
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,876	24,535	24,628

						24,535	24,628
Hart InterCivic, Inc.
Senior Secured Term Loan	Election services	10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$8,775	8,658	8,643
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(36)	—

						8,622	8,643
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Business services	11.5%(5)	8/31/12	8/30/17	$9,550	9,300	9,216

						9,300	9,216
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/13	5/29/18	$29,227	28,602	28,602

						28,602	28,602
IMDS Corporation
Subordinated Term Loan	Healthcare, device manufacturing	15.5%(6) (12.5% Cash and 3.0% PIK)	5/2/12	11/2/17	$13,467	13,190	12,726

						13,190	12,726
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media	12.75%(6) (11.25% Cash and 1.5% PIK)	5/10/13	5/10/18	$9,667	9,477	9,477

						9,477	9,477
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare, dental services		4/20/10	—	1,393	1,393	1,043

						1,393	1,043

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	12.5%(20)	4/20/10	2/15/15	$8,354	8,354	8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.25% (LIBOR + 8.25%)	9/28/12	9/28/17	$9,709	9,482	9,515

						9,482	9,515
Martex Fiber Southern Corp.
Subordinated Term Loan	Textiles	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/12	10/31/19	$8,822	8,704	8,469

						8,704	8,469
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)(18)	Financial Services	15.5%(19)	12/19/12	1/15/24	$10,000	9,442	9,442

						9,442	9,442
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,970	14,737	14,072
Warrant for Common						—	—

						14,737	14,072
Pinnacle Operating Corporation
Senior Secured Term Loan	Chemicals	11.5% (LIBOR + 10.3%)	11/26/12	5/15/19	$10,000	9,546	10,050

						9,546	10,050
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	9/18/12	5/18/17	$16,500	16,176	16,418

						16,176	16,418
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	11,206	11,198
Mezzanine Loan(7)		17.0%(21) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,839	1,812	1,812

						13,018	13,010
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)(18)	Financial Services	13.2%(19)	3/12/13	4/15/25	$6,723	6,596	6,596

						6,596	6,596

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare, ambulatory surgery centers	9.75% (LIBOR + 8.5%)	4/19/13	4/11/20	$15,000	14,633	15,000
Member interest(8)(9)			4/20/10		470	470	1,900

						15,103	16,900
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare, consulting	14.0%(6) (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,581	12,396	12,581

						12,396	12,581
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	3/29/12	9/29/17	$14,250	14,076	13,965

						14,076	13,965
Tri Starr Management Services, Inc.
Senior Subordinated Note	Business services	15.0%(6) (12.5% Cash and 2.5% PIK)	3/4/13	3/4/19	$18,068	17,722	17,722

						17,722	17,722
Vision Solutions, Inc.
Second Lien Term Loan	Business services	9.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$11,625	11,554	11,625

						11,554	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	6/20/19	$11,000	10,848	11,165

						10,848	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial Services	13.5% (6) (12.0% Cash and 1.5% PIK)	5/21/13	11/21/16	$18,768	18,404	18,404

						18,404	18,404
YP Equity Investors, LLC
Member interest(7)(8)	Media, advertising		5/18/12	—		—	1,600

						—	1,600

Non-controlled/non-affiliated investments—110.18% of net asset value						$503,479	$507,137

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(18)	Financial services		1/27/11	1/14/21	—	7	7

						7	7
THL Credit Greenway Fund II LLC
Member interest(8)(18)	Financial services		3/1/13		—	3	3

						3	3

Total investments—110.18% of net asset value						$503,489	$507,147

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000	$—	$(66)

Total derivative instruments—0.00% of net asset value						$—	$(66)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of June 30, 2013. These variable rates reset monthly or quarterly, subject to interest rate floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the effective yield earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; yield from initial investment through June 30, 2013 was approximately 17.0%.
(13)	Loan was on non-accrual status as of June 30, 2013. Issuer’s contractual rate is 15.0% PIK until July 31, 2013 and then 13.0% cash thereafter.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan facility.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.
(17)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2013

(dollar amounts in thousands)

(18)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(19)	Income producing security with no stated coupon; cash interest yield for the three months ended June 30, 2013 was in the range of 13.2% and 15.5%.
(20)	Income producing security with no stated coupon; cash interest yield from initial investment through June 30, 2013 was approximately 12.5%
(21)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—113.49% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	Business services	13.2%(5) (LIBOR + 11.00%)	9/12/12	9/12/17	$14,000	$13,666	$13,666

						13,666	13,666
AIM Media Texas Operating, LLC
Second Lien Loan	Media	16.0%(6)	6/21/12	6/21/17	$9,9757	9,743	9,775
Member interest(7)(8)			6/21/12	—	0.763636	764	764

						10,507	10,539
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	9/7/11	3/7/16	$4,000	3,854	3,900
Class A Warrants(9)			9/7/11	—	512	113	120
Senior Secured Delayed Draw Term Loans(10)		11.0%	9/7/11	3/7/13	—	—	—

						3,967	4,020
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/3/10	11/3/15	$13,582	13,176	13,480
Warrant for Class B			11/3/10	—	156,552	349	350

						13,525	13,830
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15.0% (12.5% Cash and 2.5% PIK)	8/13/10	2/13/16	$16,079	15,871	15,758

						15,871	15,758
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	6/16/11	6/16/15	$8,438	8,327	8,375

						8,327	8,375
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR + 9.8%)	9/18/12	9/17/16	$14,649	14,270	14,270

						14,270	14,270
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/12	11/15/17	$14,158	13,893	13,946

						13,893	13,946

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.4%(12)	6/1/12	12/31/29	—	12,262	12,262

						12,262	12,262
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (PIK) (13)	1/17/12	7/17/16	$7,479	7,358	6,357

						7,358	6,357
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	$8,200	8,080	8,200
Senior Secured Revolving Loan(14) (15)		10.5% (LIBOR + 9.0%)	5/17/11	5/17/16	—	(67)	—
Common stock(9)			5/17/11	—	1,906	191	215

						8,204	8,415
Food Processing Holdings, LLC
Senior Subordinated Note(6)(16)	Food & beverage	15.0% (12.0% Cash and 3.0% PIK)	2/28/12	8/28/17	$13,847	13,727	13,397
Class A Units(9)			4/20/10	—	162.44	163	181
Class B Units(9)			4/20/10	—	406.09	408	150

						14,298	13,728
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$36,800	36,064	36,064

						36,064	36,064
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195	1,895

						1,195	1,895
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6)(LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,380	25,001	25,001

						25,001	25,001
Hart InterCivic, Inc.
Senior Secured Term Loan	Election services	10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	$9,594	9,450	9,499
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	7/1/11	7/1/16	—	(42)	—

						9,408	9,499
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Business services	11.5%(5) (LIBOR + 10.0%)	8/31/12	8/30/17	$9,875	9,594	9,594

						9,594	9,594

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
IMDS Corporation
Subordinated Term Loan	Healthcare, device manufacturing	15.5%(6)) (12.5% Cash and 3.0% PIK)	5/2/12	11/2/17	$13,266	12,967	12,404

						12,967	12,404
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare, dental services	N/A	4/20/10	—	1,393	1,393	1,388

						1,393	1,388
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	16.2%(19)	4/20/10	2/15/15	$8,354	8,354	8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$9,709	9,462	9,462
Senior Secured Revolving Loan(10)		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	$290	290	290
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR + 8.3%)	9/28/12	9/28/17	—	—	—

						9,752	9,752
Marine Acquisition Corp. (Teleflex Marine)
Senior Subordinated Note	Manufacturing	13.5%(6)	9/18/12	5/18/17	$16,500	16,146	16,170

						16,146	16,170
Martex Fiber Southern Corp.
Subordinated Term Loan	Textiles	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/12	10/31/19	$8,756	8,632	8,580

						8,632	8,580
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial Services	15.5%(20)	12/19/12	1/15/24	$10,000	9,400	9,400

						9,400	9,400
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/10	10/7/15	$14,784	14,510	13,601
Warrant for Common						—	—

						14,510	13,601
Pinnacle Operating Corporation
Senior Secured Term Loan	Chemicals	11.5% (LIBOR + 10.3%)	11/26/12	5/15/19	$10,000	9,508	9,508

						9,508	9,508

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.65%)	12/20/11	12/20/16	$11,426	11,182	11,369
Mezzanine Loan(7)		17.0%(21)(10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,776	1,747	1,768

						12,929	13,137
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare,	15.0%	4/20/10	8/4/17	$18,773	18,405	18,960
Member interest(8)(9)	ambulatory surgery centers				470	470	1,850

						18,875	20,810
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare, consulting	14.0% (12.0% Cash and 2.0% PIK)	9/29/11	3/29/17	$12,454	12,251	12,361

						12,251	12,361
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	3/29/12	9/29/17	$14,143	13,954	14,073

						13,954	14,073
Vision Solutions, Inc.
Second Lien Term Loan	Business services	9.5% (LIBOR + 8.0%)	3/31/11	7/23/17	$11,625	11,547	11,625

						11,547	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	6/20/19	$11,000	10,835	10,835

						10,835	10,835
YP Equity Investors, LLC.
Senior Secured Term Loan	Media, advertising	15.0% (12.0% Cash and 3.0% PIK)	5/8/12	5/8/17	$3,322	3,236	3,322
Warrant for Member interest(7)(8)						0	1,800

						3,236	5,122

Non-controlled/non-affiliated investments—113.49% of net asset value						$391,699	$394,339

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate (2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(2) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/affiliated investment—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(18)	Financial services		1/27/11	1/14/21	—	10	10

						10	10

Total investments—113.49% of net asset value						$391,709	$394,349

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000	$—	$(1,053)

Total derivative instruments—(0.30)% of net asset value						$—	$(1,053)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which reset monthly or quarterly, subject to interest rate floors. Unless otherwise noted, for each debt investment we have provided the interest rate in effect as of December 31, 2012.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; yield reflected represents the effective yield earned on the investment.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.5% unfunded commitment fee on facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; yield from initial investment through December 31, 2012 was approximately 16.4%.
(13)	Issuer will pay 15% PIK until April 1, 2013, 13.0% cash interest thereafter.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.
(17)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(18)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

(19)	Income producing security with no stated coupon; cash yield for the three months ended December 31, 2012 was approximately 16.2%.
(20)	Income producing security with no stated coupon; cash yield for the three months ended December 31, 2012 was approximately 15.5%.
(21)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2013

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code, as amended. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle-market companies.

The Company was initially funded on July 23, 2009, issuing 7 shares of common stock at an aggregate purchase price of $101 to THL Credit Opportunities, L.P., an affiliate of THL Credit Advisors LLC, or the Advisor. While the Company incurred certain costs in connection with an anticipated initial public offering, which ultimately would have been borne by the Advisor had the offering not closed; the Company did not formally commence principal operations until the completion of the offering on April 21, 2010, as described below.

On April 20, 2010, in anticipation of completing an initial public offering and formally commencing principal operations, the Company entered into a purchase and sale agreement with THL Credit Opportunities, L.P. and THL Credit Partners BDC Holdings, L.P., or BDC Holdings, an affiliate of the Company, to effectuate the sale by THL Credit Opportunities, L.P. to the Company of certain securities valued at $62,107, as determined by the Company’s board of directors, and on the same day issued 4,140 shares of common stock to BDC Holdings valued at $15.00 per share, pursuant to such agreement, in exchange for the aforementioned securities. Subsequently, the Company filed an election to be regulated as a BDC.

On April 21, 2010, the Company completed its initial public offering, formally commencing principal operations, and sold 9,000 shares of its common stock through a group of underwriters at a price of $13.00 per share, less an underwriting discount and commissions totaling $0.8125 per share. Concurrently, the Company sold 6,308 shares of its common stock to BDC Holdings at $13.00 per share, the sale of which was not subject to an underwriting discount and commission. On April 27, 2010, the Company closed the sale of the aforementioned 15,308 shares and received $190,684 of net proceeds, which includes an underwriting discount and offering expenses.

On May 26, 2010, the underwriters exercised their over-allotment option under the underwriting agreement and elected to purchase an additional 337 shares of common stock at $13.00 per share resulting in additional net proceeds of $3,892, which includes an underwriting discount and offering expenses.

On September 25, 2012, the Company closed a public equity offering selling 6,095 shares of its common stock through a group of underwriters at a price of $14.09 per share, less an underwriting discount and offering expenses, and received $81,657 in net proceeds.

On June 24, 2013, the Company closed a public equity offering selling 7,590 shares of its common stock through a group of underwriters at a price of $14.62 per share, less an underwriting discount and offering expenses, and received $106,205 in net proceeds.

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2013. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2013 and December 31, 2012.

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

Valuation of Investments

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available, are valued at fair value as determined in good faith by the Company’s board of directors. Because we expect that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor and the respective independent valuation firms.

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

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of our residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

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

As of June 30, 2013, we had one loan on non-accrual with an amortized cost basis of 7,652 and fair value of $6,368. As of December 31, 2012, we had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the six months ended June 30, 2013 and for the year ended December 31, 2012:

Accumulated PIK balance at December 31, 2011	$3,488
PIK income capitalized/receivable	4,124
PIK received in cash from repayments	(1,805)

Accumulated PIK balance at December 31, 2012	$5,807
PIK income capitalized/receivable	1,951
PIK received in cash from repayments	(1,784)

Accumulated PIK balance at June 30, 2013	$5,974

Interest income from the Company’s TRA and CLO residual interests is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized are recorded as a reduction to the cost basis of the investment. The Company monitors the anticipated cash flows from its TRA and CLO residual interests and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2013 and 2012, respectively.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. Expenses are recorded on an accrual basis.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2013:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$150,171	$—	$—	$150,171
Second lien debt	120,228	—	—	120,228
Subordinated debt	181,945	—	—	181,945
Investments in funds	9,347	—	—	9,347
Equity investments	6,271	—	—	6,271
Investment in payment rights	13,828	—	—	13,828
CLO residual interests	25,357			25,357

Total investments	$507,147	$—	$—	$507,147

Interest rate derivative	(66)	—	(66)	—

Total liability at fair value	$(66)	$—	$(66)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2012:

Description:	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$102,256	$—	$—	$102,256
Second lien debt	70,035	—	—	70,035
Subordinated debt	183,319	—	—	183,319
Investments in funds	10,259	—	—	10,259
Equity investments	6,818	—	—	6,818
Investment in payment rights	12,262	—	—	12,262
CLO residual interest	9,400			9,400

Total investments	$394,349	$—	$—	$394,349

Interest rate derivative	(1,053)	—	(1,053)	—

Total liability at fair value	$(1,053)	$—	$(1,053)	$—

The following is a summary of the industry classification in which the Company invests as of June 30, 2013:

Industry:	Cost	Fair Value	% of Net Assets
Business services	$135,267	$134,432	29.20%
Financial services	65,098	67,189	14.60%
Manufacturing	49,130	48,792	10.60%
Food & beverage	44,775	44,180	9.60%
Energy / utilities	38,084	38,117	8.28%
Consumer products	30,302	30,784	6.69%
Retail & grocery	26,669	25,840	5.61%
Industrials	24,535	24,628	5.35%
Healthcare, ambulatory surgery centers	15,102	16,900	3.67%
Media	16,499	16,873	3.67%
Healthcare, device manufacturing	13,190	12,726	2.76%
Healthcare, consulting	12,396	12,581	2.73%
Chemicals	9,546	10,050	2.18%
Election services	8,622	8,643	1.88%
Textiles	8,704	8,469	1.84%
Aerospace & defense	3,986	4,040	0.88%
Media, advertising	—	1,600	0.35%
Healthcare, dental services	1,393	1,043	0.23%
Restaurants	191	260	0.06%

Total investments	$503,489	$507,147	110.18%

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2013:

Region:	Cost	Fair Value	% of Net Assets
Southwest	$116,505	$115,512	25.09%
West	101,288	102,699	22.31%
Northeast	91,670	93,001	20.20%
Southeast	86,948	89,475	19.44%
Midwest	79,905	79,977	17.38%
International	13,522	13,652	2.97%
Northwest	13,651	12,831	2.79%

Total investments	$503,489	$507,147	110.18%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012.

Industry:	Cost	Fair Value	% of Net Assets
Business services	$67,270	$66,347	19.09%
Consumer products	49,957	50,010	14.39%
Food & beverage	44,124	43,559	12.54%
Manufacturing	38,982	38,145	10.98%
Financial services	31,221	31,921	9.19%
Retail & grocery	26,455	26,967	7.76%
Industrials	25,001	25,001	7.19%
Healthcare, ambulatory surgery centers	18,875	20,810	5.99%
Healthcare, device manufacturing	12,968	12,404	3.57%
Healthcare, consulting	12,251	12,361	3.56%
Media	10,506	10,539	3.03%
Energy/utilities	9,752	9,752	2.81%
Chemicals	9,508	9,507	2.74%
Election services	9,408	9,499	2.73%
Textiles	8,633	8,581	2.47%
Restaurants	8,203	8,415	2.42%
Media, advertising	3,236	5,122	1.47%
Aerospace & defense	3,966	4,020	1.16%
Healthcare, dental services	1,393	1,389	0.40%

Total investments	$391,709	$394,349	113.49%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2012:

Region:	Cost	Fair Value	% of Net Assets
Southeast	$101,402	$104,146	29.98%
West	87,804	88,635	25.51%
Southwest	73,786	72,432	20.84%
Midwest	62,867	63,033	18.14%
Northeast	38,659	38,607	11.11%
Northwest	13,525	13,830	3.98%
International	13,666	13,666	3.93%

Total investments	$391,709	$394,349	113.49%

The following table rolls forward the changes in fair value during the six months ended June 30, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2013	$102,256	$70,035	$183,319	$10,259	$6,819	$12,261	$9,400	$394,349
Purchases	82,125	56,375	45,395	150	—	—	16,014	200,059
Sales and repayments	(35,052)	(7,972)	(48,121)	(887)	—	—	(128)	(92,160)
Unrealized appreciation (depreciation)(1)	(31)	1,248	(1,043)	(175)	(548)	1,567	—	1,018
Net amortization of premiums, discounts and fees	806	317	813	—	—	—	71	2,007
PIK	67	225	1,582	—	—	—	—	1,874

Ending balance, June 30, 2013	$150,171	$120,228	$181,945	$9,347	$6,271	$13,828	$25,357	$507,147

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$250	$1,286	$3,041	$184	$2,563	$(1,567)	$—	$5,758

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2012 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in Payment Rights	Totals
Beginning balance, January 1, 2012	$89,488	$60,125	$101,842	$12,011	$3,527	$—	$266,993
Purchases	3,049	19,571	65,924	4	764	12,500	101,812
Sales and repayments	(13,476)	(11,333)	(12,569)	(3,647)	—	—	(41,025)
Unrealized appreciation (depreciation)(1)	246	(854)	(4)	—	173	—	(439)
Net amortization of premiums, discounts and fees	250	243	689	—	—	—	1,182
PIK	122	305	1,389	—	—	—	1,816

Ending balance, June 30, 2012	$79,679	$68,057	$157,271	$8,368	$4,464	$12,500	$330,339

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$246	$(711)	$434	$(1)	$173	$—	$142

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$150,171	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 12% (12%)
Second lien debt	120,228	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	181,945	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	8,354	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	993	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	6,271	Market comparable companies (market approach)	EBITDA multiple	5.4 - 6.2 (5.8)
Investment in payment rights(2)	13,828	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	17%
			Federal tax rates	35% - 40% (38%)
CLO residual interests	25,357	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%
			Default rate	2%
			Prepayment rate	20%

Total investments	$507,147

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield, approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar CLOs. In the case of the TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The valuation will be based principally on a discounted cash flow analysis of projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of Duff & Phelps and the length of the remaining payment stream

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150,000,000 of capital committed by affiliates of a single institutional investor. The Company’s capital commitment to Greenway is $15,000. As of June 30, 2013, and December 31, 2012, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the June 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2013, the Company earned $529 and $1,003, respectively, in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2012, the Company earned $693 and $1,224 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, $298 and $402 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

Greenway II LLC had its first closing on February 11, 2013, of which the Company had a nominal commitment. The Company’s nominal investment in Greenway II LLC is reflected in the June 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company through the investment professionals that serve on its investment committee. As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as affiliates of the Company. For the three and six months ended June 30, 2013, the Company earned $217 and $241, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013, $212 of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2013 and December 31, 2012, the Company has contributed $12,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,646 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of June 30, 2013, the value of the Company’s interest in LCP was $8,354, and is reflected in the Consolidated Schedules of Investments.

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

CLO Residual Interests

The Company invested in the subordinated notes, or residual interest of three CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625.9 million CLO of Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569.3 million in secured notes issued by the structure. The second investment was in the income notes of a $727.3 million CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $661.5 million in secured notes issued by the structure. The third investment was in the subordinated notes of the $520.0 million CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $466.5 million in secured notes issued by the structure.

In each case, the subordinated notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three and six months ended June 30, 2013 and 2012, the Company did not incur any excise tax expense.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three and six months ended June 30, 2013, the Company recognized current income tax provision of $1,594, which is shown as income tax provision of $496 and income tax provision, realized gain of $1,097 in the Consolidated Statements of Operations primarily related to the proceeds received from its equity investment in YP Equity Investors, LLC into one of the Company’s wholly owned tax blocker corporations. The expense is an estimate, determined by the Company’s management based upon currently available information from YP Equity Investors, LLC and maybe subject to change once additional tax information is provided. The Company did not recognize current tax expense for the three or six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, $1,548 and $0, respectively, were included in income tax liability on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three and six months ended June 30, 2013, the Company recognized a benefit for tax on unrealized appreciation of $596 and $67 for consolidated subsidiaries in the Consolidated Statements of Operations. The Company did not recognize a benefit or provision for tax on unrealized appreciation during the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, $386 and $454, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments held in tax blocker corporations.

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

Investment Management Agreement

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

For the three and six months ended June 30, 2013, the Company incurred base management fees payable to the Advisor of $1,673, and $3,196, respectively. For the three and six months ended June 30, 2012, the Company incurred base management fees payable to the Advisor of $1,107, and $2,147, respectively. As of June 30, 2013 and December 31, 2012, $1,673 and $1,514, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2013, the Company incurred $3,181 and $5,124, respectively, of incentive fees related to ordinary income. For the three and six months June 30, 2012, the Company incurred $1,630 and $3,150, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of June 30, 2013 and December 31, 2012 was $515 and $35, respectively.

As of June 30, 2013 and December 31, 2012, $3,703 and $2,331, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended June 30, 2013, $113 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, the Company has accrued incentive fees of $718 and $317 as of June 30, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

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

For the three and six months ended June 30, 2013, the Company incurred administrator expenses of $761, and $1,650, respectively. For the three and six months ended June 30, 2012, the Company incurred administrator expenses of $677, and $1,501, respectively. As of June 30, 2013 and December 31, 2012, $20 and $304, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2013 and December 31, 2012, $126 and $0, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2013 and December 31, 2012, $508 and $411 of total fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments

The Company recognized realized gains on its portfolio investments of $2,783 during the three and six months ended June 30, 2013 related primarily to the proceeds received from YP Equity Investors, LLC. The Company did not recognize any realized gains and losses for the three and six months ended June 30, 2012.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Numerator—net increase in net assets resulting from operations:	$15,615	$5,967	$24,229	$11,673
Denominator—basic and diluted weighted average common shares:	26,899	20,220	26,609	20,220
Basic and diluted net increase in net assets per common share resulting from operations:	$0.58	$0.30	$0.91	$0.58

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

On March 15, 2013, the Company entered into an amendment, or the Revolver Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to our term loan agreement credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Revolver Loan Amendment revised the Revolving Facility dated May 10, 2012 to among other things, increase the amount available for borrowing under the Revolving Facility from $140,000 to $170,000 and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company can elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to increase the $50,000 senior secured term loan, or Term Loan, to $70,000 and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment). The Company can elect the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400,000.

The benchmark used to determine the variable rates paid on the Facilities is LIBOR with maturities that range between one and six months.

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

The Facilities’ documents also include default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could, at the option of the lenders under the Facilities, accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Each loan originated under the Revolving Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facilities.

For the six months ended June 30, 2013, the Company borrowed $228,700 and repaid $208,700 under the Facilities. For the six months ended June 30, 2012, the Company borrowed $117,800 and repaid $52,600 under the Facilities.

As of June 30, 2013 and December 31, 2012, there were $70,000 and $50,000 of borrowings outstanding under the Facilities at a weighted average interest rate of 4.19% and 4.21%, respectively. As of June 30, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1,401 and $2,495 were incurred in connection with the Facilities during the three and six months ended June 30, 2013, respectively. Interest expense and related fees of $760 and $1,213 were incurred in connection with the Facilities during the three and six months ended June 30, 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2013 is in excess of 200%.

7. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC in connection with its Term Loan Facility. Under the swap agreement, with a notional value of $50,000, the Company pays a fixed rate of 1.1425% and receives a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

The Company records the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) through interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

The Company recognized a realized loss for the three and six months ended June 30, 2013 of $104 and $208, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. We did not make an interest rate derivative payment for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, the Company recognized $846 and $988, respectively, of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2012, the Company recognized ($574) and ($574), respectively, of net change in unrealized depreciation from the swap agreement. As of June 30, 2013 and December 31, 2012, the Company’s fair value of its swap agreement is ($66) and ($1,053), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of June 30, 2013 and December 31, 2012, the Company has the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2013	December 31, 2012
Unfunded revolving commitments	$10,000	$10,910
Unfunded delayed draw and capital expenditure facilities	8,000	12,000
Unfunded commitments to investments in funds	4,353	3,980

Total unfunded commitments	$22,353	$26,890

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three and six months ended June 30, 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $13 and $26, respectively. There were no dividends reinvested for the three or six months ended June 30, 2013 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2013 distributions as of June 30, 2013, 100% would be from ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

10. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Per Share Data:
Net asset value, beginning of period	$13.20	$13.18	$13.20	$13.24
Net investment income, after taxes(1)	0.49	0.32	0.77	0.63
Net realized gain on investments(1)	0.10	—	0.10	—
Income tax provision, realized gain(1)	(0.04)	—	(0.04)	—
Net change in unrealized appreciation on investments(1)(2)	(0.02)	—	0.04	(0.03)
Provision for taxes on unrealized appreciation on investments(1)	0.02	—	—	—
Net change in unrealized depreciation of interest rate derivative(1)	0.03	(0.03)	0.04	(0.03)

Net increase in net assets resulting from operations(3)	0.58	0.29	0.91	0.57
Accretive effect of share issuance	0.14	—	0.14	—
Distributions to stockholders	(0.34)	(0.30)	(0.67)	(0.64)

Net asset value, end of period	$13.58	$13.17	$13.58	$13.17

Per share market value at end of period	$15.19	$13.47	$15.19	$13.47
Total return(4)(5)	2.70%	7.08%	1.40%	15.76%
Shares outstanding at end of period	33,905	20,220	33,905	20,220
Ratio/Supplemental Data:
Net assets at end of period	$460,295	$266,349	$460,295	$266,349
Ratio of operating expenses to average net assets(6)	8.33%	7.90%	9.85%	7.39%
Ratio of net investment income to average net assets(6)	12.46%	9.81%	11.00%	9.54%
Portfolio turnover(5)	14.13%	7.89%	20.74%	14.00%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)	Not annualized.
(6)	Annualized, except for dividend income, income tax provision on the YP Equity Investors, LLC dividend and the net impact on incentive fees.

11. Subsequent Events

From July 1, 2013 through August 6, 2013, the Company made $25,226 of investments in two companies in the restaurant and healthcare, consulting industries. Of the $25,226, 83% was in a second lien term loan and 17% was in a subordinated term loan. Of the new investments, 83% were floating rate and 17% were fixed. The weighted average yield of these debt investments based upon cost at the time of the investment was 11.7%.

On August 2, 2013, the Company’s board of directors declared a dividend of $0.34 per share and a special dividend of $0.08 per share, payable on September 30, 2013 to stockholders of record at the close of business on September 16, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes and other financial information appearing elsewhere in this report. In addition to historical information, the following discussion and other parts of this report contain forward-looking information that involves risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking information due to the factors discussed under Item 1A—“Risk Factors” of Part II of this quarterly report on Form 10-Q, Item 1A—“Risk Factors” of our annual report on Form 10-K, and “Cautionary Statement Regarding Forward-Looking Statements” of this Item 2. You should not place undue reliance on these forward-looking statements.

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, or the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

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

We are a direct lender to middle-market companies and invest in subordinated, or mezzanine, debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time. We may also provide advisory services to managed funds.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 Act, as amended, or the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S. companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant U.S. Securities and Exchange Commission, or SEC rules, the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, over an aggregate $860 million in commitments into 52 separate portfolio companies through a combination of both initial and follow-on investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

We completed the quarter ended June 30, 2013 with $507.1 million of investments (at fair value), which represents a $112.8 million, or 28.6% increase from the $394.3 million (at fair value) as of December 31, 2012. We also increased our portfolio to forty-six companies, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2013, from thirty-four companies, including Greenway, as of December 31, 2012.

At June 30, 2013, our average portfolio company investment, exclusive of Greenway and Greenway II, at amortized cost and fair value was approximately $11.2 million and $11.3 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $28.6 million and $28.6 million, respectively. At December 31, 2012, our average portfolio company investment at amortized cost and fair value was approximately $11.9 million and $11.9 million, respectively and our largest portfolio company investment by amortized cost and fair value was approximately $36.1 million and $36.1 million, respectively.

At June 30, 2013, 47.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 52.8% bore interest at fixed rates. At December 31, 2012, 43.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 56.7% bore interest at fixed rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 12.8% at June 30, 2013 as compared to 13.9% at December 31, 2012. The weighted average yield on our debt securities at their current cost was 12.6% at June 30, 2013 as compared to 13.7% at December 31, 2012.

The following table shows the weighted average yield by investment category at their current cost basis (in millions).

	As of
Description:	June 30, 2013	December 31, 2012
First lien secured debt	11.0%	11.5%
Second lien debt	12.0%	13.3%
Subordinated debt	14.2%	15.0%
Investments in funds(1)	12.5%	16.3%
Investment in payment rights	17.0%	16.4%
CLO residual interests	14.9%	15.5%

Debt and income producing investments	12.8%	13.9%
Debt investments	12.6%	13.7%

(1)	Includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(2)	Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments and cash.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $33 million, based on the latest available financial information provided by the portfolio companies. Our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.0 times EBITDA based on the latest available financial information.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2013 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
Subordinated debt	$183.9	36.5%	$181.9	36.0%
First lien secured debt	149.8	29.8%	150.2	29.6%
Second lien debt	119.5	23.7%	120.2	23.7%
CLO residual interests	25.4	5.0%	25.4	5.0%
Investment in payment rights	12.3	2.4%	`13.8	2.7%
Investments in funds	8.8	1.8%	9.3	1.8%
Equity investments	3.8	0.8%	6.3	1.2%

Total investments	$503.5	100.0%	$507.1	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2012 (in millions).

Description:	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
Subordinated debt	$184.1	47.1%	$183.3	46.5%
First lien secured debt	101.8	26.0%	102.2	26.0%
Second lien debt	70.6	18.0%	70.0	17.8%
Investment in payment rights	12.3	3.1%	12.3	3.1%
Investments in funds	9.6	2.4%	10.3	2.6%
CLO residual interest	9.4	2.4%	9.4	2.4%
Equity investments	3.9	1.0%	6.8	1.7%

Total investments	$391.7	100.0%	$394.3	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of June 30, 2013 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Business services	$135.3	$134.3	29.20%
Financial services	65.1	67.2	14.60%
Manufacturing	49.1	48.8	10.60%
Food & beverage	44.8	44.2	9.60%
Energy / Utilities	38.1	38.1	8.28%
Consumer products	30.3	30.8	6.69%
Retail & grocery	26.7	25.8	5.61%
Industrials	24.5	24.6	5.35%
Healthcare, ambulatory surgery centers	15.1	16.9	3.67%
Media	16.5	16.9	3.67%
Healthcare, device manufacturing	13.2	12.7	2.76%
Healthcare, consulting	12.4	12.6	2.73%
Chemicals	9.5	10.1	2.18%
Election services	8.6	8.7	1.88%
Textiles	8.7	8.5	1.84%
Aerospace & defense	4.0	4.0	0.88%
Media, advertising	—	1.6	0.35%
Healthcare, dental services	1.4	1.0	0.23%
Restaurants	0.2	0.3	0.06%

Total investments	$503.5	$507.1	110.18%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (in millions).

Industry:	Cost	Fair Value	% of Net Assets
Business services	$67.2	$66.3	19.09%
Consumer products	50.0	50.0	14.39%
Food & beverage	44.1	43.6	12.54%
Manufacturing	39.0	38.1	10.98%
Financial services	31.2	31.9	9.19%
Retail & grocery	26.5	27.0	7.76%
Industrials	25.0	25.0	7.19%
Healthcare, ambulatory surgery centers	18.8	20.8	5.99%
Healthcare, device manufacturing	13.0	12.4	3.57%
Healthcare, consulting	12.3	12.4	3.56%
Media	10.5	10.5	3.03%
Energy / utilities	9.8	9.8	2.81%
Chemicals	9.5	9.5	2.74%
Election services	9.4	9.5	2.73%
Textiles	8.6	8.6	2.47%
Restaurants	8.2	8.4	2.42%
Media, advertising	3.2	5.1	1.47%
Aerospace & defense	4.0	4.0	1.16%
Healthcare, dental services	1.4	1.4	0.40%

Total investments	$391.7	$394.3	113.49%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2013 and 2012 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
New portfolio transactions	$130.0	$63.2	$188.7	$83.9
Existing portfolio investments
Follow-on investments	10.6	1.9	10.6	14.9
Delayed draw and revolver investments	—	0.5	0.7	3.0

Total existing portfolio investments	10.6	2.4	11.3	17.9

Total portfolio investment activity	$140.6	$65.6	$200.0	$101.8

Number of new portfolio investments	6	6	11	8
Number of existing portfolio investments	4	3	5	4

First lien secured debt	$66.3	$0.5	$81.8	$3.0
Second lien debt	48.7	19.6	56.6	19.6
Subordinated debt	25.4	32.2	45.4	65.9
Investments in funds	0.2	—	0.2	—
Investment in payment rights	—	12.5	—	12.5
Equity investments	—	0.8	—	0.8
CLO residual interests	—	—	16.0	—

Total portfolio investments	$140.6	$65.6	$200.0	$101.8

Weighted average yield of new debt investments	11.1%	15.1%	11.6%	14.6%
Weighted average yield, including all new income-producing investments	11.1%	15.3%	11.8%	14.8%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
Investment	2013	2012	2013	2012
20-20 Technologies Inc.	$0.1	$—	$0.2	$—
AIM Media Texas Operating, LLC	3.4	—	3.6	—
Charming Charlie, Inc.	—	7.8	—	11.6
Chuy’s Opco, Inc.	—	0.4	—	0.4
Connecture, Inc. (c)	1.0	—	1.0
CRS Reprocessing, LLC	—	2.2	0.5	2.2
Cydcor LLC (a)	14.6	—	14.9	—
Embarcadero Technologies, Inc. (c)	1.7	—	4.9	—
Firebirds International, LLC	8.3	—	8.3	—
Food Processing Holdings, LLC	—	—	—	12.6
Gold, Inc. (c)	2.0	—	19.9	—
Gryphon Partners 3.5, L.P.	0.9	—	0.9	—
Hart InterCivic, Inc.	—	0.8	0.8	0.8
Harrison Gypsum, LLC	0.3	—	0.6	—
HEALTHCAREfirst, Inc.	0.2	—	0.3	—
Hickory Farms, Inc.	—	9.5	—	9.5
Holland Intermediate Acquisition Corp. (c)	2.2	—	2.2	—
Ingenio Acquisition, LLC (c)	1.5	—	1.5
LCP Capital Fund LLC	—	3.6	—	3.6
Loadmaster Derrick & Equipment, Inc.	0.3	—	1.0	—
Purple Communications, Inc.	—	0.3	—	0.6
Sheridan Square CLO, Ltd	0.1	—	0.1	—
Surgery Center Holdings, Inc. (b)	19.3	—	19.3	—
Tri Starr Management Services, Inc (c)	2.4	—	2.4
Wingspan Portfolio Holdings, Inc. (c)	7.1	—	7.1
YP Intermediate Holdings Corp.	1.7	—	3.4	—

Total (c)	$67.1	$24.6	$92.9	$41.3

(a)	Proceeds include $14.3 million received in connection with the prepayment of our initial first lien debt investment as part of a refinancing and subsequently closed on another $14.3 million first lien debt investment.
(b)	Proceeds include $19.3 million, including a prepayment premium, received in connection with the prepayment of our subordinated debt investment as part of a refinancing. We subsequently closed on a $15.0 million second lien investment.
(c)	Proceeds received in connection with the sale of investments to Greenway II and a co-investor.
(d)	For the three months ended June 30, 2013 and 2012, proceeds included $0.8 and $0.2 million, respectively, of prepayment premiums. For the six months ended June 30, 2013 and 2012, proceeds included $0.8 and $0.3 million, respectively, of prepayment premiums.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The increase between the three and six months ended June 30, 2013 and 2012 are primarily the result of the sale of certain investments to Greenway II and a co-investor and portfolio company refinancings.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

We had an increase in number of unsponsored investment transactions closing in 2013, having closed four for the six months ended June 30, 2013 compared to two for all of 2012.

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

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

We do not have the ability to redeem our investment in funds but distributions are expected to be received until the dissolution of the funds, which is anticipated to be between 2013 and 2021, as the underlying investments are expected to be liquidated.

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period. Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.01 million. As of June 30, 2013 and December 31, 2012, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the June 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended June 30, 2013 and 2012, the Company earned $0.5 million and $0.7 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2013 and 2012, the Company earned $1.0 million and $1.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, $0.3 million and $0.4 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

Greenway II LLC had its first closing on February 11, 2013, of which we had a nominal commitment. Our nominal investment in Greenway II LLC is reflected in the June 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as affiliates of the Company. For the three and six months ended June 30, 2013, the we earned $0.2 million and $0.2 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013, $0.2 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of June 30, 2013 and December 31, 2012, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of June 30, 2013 and December 31, 2012, the value of our interest in LCP was $8.4 million, and is reflected in the Consolidated Schedules of Investments.

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

CLO Residual Interests

We invested in the subordinated notes, or residual interest of three CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625.9 million CLO of Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569.3 million in secured notes issued by the structure. The second investment was in the income notes of a $727.3 million CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $661.5 million in secured notes issued by the structure. The third investment was in the subordinated notes of the $520.0 million CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $466.5 million in secured notes issued by the structure.

In each case, the subordinated notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

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

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. In 2013, we assigned an investment score of 4 to one additional portfolio company.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.12 at June 30, 2013 and December 31, 2012, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2013 (in millions):

	June 30, 2013		December 31, 2012
Investment Score	Investments at Fair Value	% of Total Portfolio	Investments at Fair Value	% of Total Portfolio
1(a)	$43.9	8.6%	$20.0	5.1%
2(b)	353.0	69.6%	312.4	79.2%
3(c)	91.0	18.0%	55.5	14.1%
4(d)	19.2	3.8%	6.4	1.6%
5	—	—	—	—

Total	$507.1	100.0%	$394.3	100.0%

(a)	As of June 30, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2013 and December 31, 2012, Investment Score “2” included $25.3 million and $49.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2013 and December 31, 2012, Investment Score “3” included $27.9 million and $27.0 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2013, Investment Score “4” included $12.8 million of loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2013, we had one loan on non-accrual with an amortized cost basis of $7.7 million and fair value of $6.4 million. As of December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Three and Six Months Ended June 30, 2013 and 2012

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Income-producing securities include investments in funds, investment in payment rights and collateralized loan obligation, or CLO, residual interests. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30
	2013	2012	2013	2012
Interest income on debt securities
Cash interest on debt securities	$12.1	$8.6	$23.3	$16.7
PIK interest	0.9	1.2	2.0	1.9
Prepayment premiums	0.8	0.2	0.8	0.3
Accretion of discounts and other fees	1.6	0.4	2.0	1.2

Total interest on debt securities	15.4	10.4	28.1	20.1
Dividend income	4.5	—	4.5	—
Interest income and accretion of discounts on income-producing securities	1.6	0.6	2.8	1.1
Fees related to Greenway and Greenway II	0.7	0.7	1.2	1.2
Other income	0.5	0.1	0.5	0.1

Total	$22.7	$11.8	$37.1	$22.5

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio as well as $4.5 million in dividends received from our equity investments in YP Equity Investors, LLC, or YP and Surgery Center Holdings, Inc, or Surgery.

The following shows a rollforward of PIK income activity for the six months ended June 30, 2013 and for the year ended December 31, 2012 (in millions):

Accumulated PIK balance at December 31, 2011	$3.5
PIK income capitalized/receivable	4.1
PIK received in cash from repayments	(1.8)

Accumulated PIK balance at December 31, 2012	$5.8
PIK income capitalized/receivable	2.0
PIK received in cash from repayments	(1.8)

Accumulated PIK balance at June 30, 2013	$6.0

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2013 and 2012.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three months ended June 30,		Six months ended June 30
	2013	2012	2013	2012
Expenses
Incentive fees(a)	$3.7	$1.6	$6.0	$3.1
Base management fees	1.7	1.1	3.2	2.1
Administrator expenses	0.8	0.7	1.7	1.5
Credit facility fees and expenses	1.7	1.0	3.3	1.7
Other general and administrative expenses	1.0	0.8	1.7	1.4

Total expenses before taxes	8.9	5.2	15.9	9.8
Income tax provision	0.5	—	0.5	—

Total expenses after taxes	$9.4	$5.2	$16.4	$9.8

(a)	For the three months ended June 30, 2013 and 2012, incentive fees include the effect of unrealized appreciation of $0.03 million and $0.01 million, respectively. For the six months ended June 30, 2013 and 2012, incentive fees include the effect of unrealized appreciation or depreciation of $0.4 million and ($0.1) million, respectively. There can be no assurance that such unrealized appreciation or depreciation will be realized in the future.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees and incentive fee, which was the result of growing the size of our portfolio and resultant performance, credit facility expenses, which was a result of an increase in the credit facility commitments and usage, and estimated income taxes related to dividends received by our consolidated taxable blocker corporation.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $13.3 million, or $0.49 per common share based on a weighted average of 26,899,048 common shares outstanding for the three months ended June 30, 2013, as compared to $6.5 million, or $0.32 per common share based on a weighted average of 20,220,201 common shares outstanding for the three months ended June 30, 2012.

Net investment income was $20.7 million, or $0.78 per common share based on a weighted average of 26,608,738 common shares outstanding for the six months ended June 30, 2013, as compared to $12.7 million, or $0.63 per common share based on a weighted average of 20,220,201 common shares outstanding for the six months ended June 30, 2012.

The increase in net investment income is primarily attributable to the growth in the portfolio and dividend income received from our equity investments in YP and Surgery.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized realized gains on our portfolio investments of $2.8 million during the three and six months ended June 30, 2013 related primarily to the proceeds received from YP and recorded an estimated tax provision related to the realized gain of $1.1 million.

We did not recognize any realized gains or losses on our portfolio investments during the three and six months ended June 30, 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal or previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Gross unrealized appreciation on investments	$4.2	$1.3	$5.2	$1.5
Gross unrealized depreciation on investments	(3.7)	(1.0)	(3.4)	(1.4)
Reversal of prior period net unrealized appreciation upon a realization	(1.2)	(0.3)	(0.8)	(0.5)

Total	$(0.7)	$—	$1.0	$(0.4)

The change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies and the reversal of unrealized appreciation of investments repaid or recapitalized in 2013.

Provision for Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and six months ended June 30, 2013, the Company recognized a benefit for tax on unrealized appreciation of $0.6 million and $0.1, respectively, for two consolidated subsidiaries. For the three and six months ended June 30, 2012, the Company did not recognize a provision for tax on unrealized appreciation. As of June 30, 2013 and December 31, 2012, $0.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments.

Realized and Unrealized Gain (Loss) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period. For the three months ended June 30, 2013 and 2012, the net change of unrealized depreciation on interest rate derivative totaled $0.8 million and ($0.6) million, respectively. For the six months ended June 30, 2013 and 2012, the net change of unrealized depreciation on interest rate derivative totaled $1.0 million and ($0.6) million, respectively. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three and six months ended June 30, 2013, we realized a loss of $0.1 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net. We did not make a payment on the interest rate derivative for the three and six months ended June 30, 2012.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $15.6 million, or $0.58 per common share based on a weighted average of 26,899,048 common shares for the three months ended June 30, 2013, as compared to $6.0 million, or $0.30 per common share based on a weighted average of 20,220,201 common shares outstanding, for the three months ended June 30, 2012.

Net increase in net assets resulting from operations totaled $24.2 million, or $0.91 per common share based on a weighted average of 26,608,738 common shares for the six months ended June 30, 2013, as compared to $11.7 million, or $0.58 per common share based on a weighted average of 20,220,201 common shares outstanding, for the six months ended June 30, 2012.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, dividends and realized gains from YP, as well as and changes in the unrealized values of our investments and interest rate derivative.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our credit facilities, equity raises and cash flows from operations, including investment sales and repayments, and income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act.

We may raise additional equity or debt capital through both registered offerings off our effective shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2013 Annual Stockholder Meeting held on June 10, 2013, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

On June 24, 2013, we received $106.2 million in proceeds, net of offering fees and underwriting discount, from our public equity offering of common stock and used $92.3 million to pay down outstanding loans on our Revolving Facility.

On March 15, 2013, we closed an additional $50 million of commitments to our Facilities, which brings the aggregate size to $240 million of commitments. As of June 30, 2013, we had a total of $70.0 million outstanding on our Term Loan Facility. There were no borrowings outstanding under the Revolving Facility as of June 30, 2013. The total amount outstanding had a weighted average interest rate of 4.19%. We borrowed $208.7 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the six months ended June 30, 2013 and repaid $208.7 million on our Revolving Facility from proceeds received from the equity offering, term loan and investment income. We borrowed $67.8 million under our Revolving Facility and $50.0 million under our Term Loan Facility for the six months ended June 30, 2012 and repaid $52.6 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities used cash of $77.6 million and $52.6 million for the six months ended June 30, 2013 and 2012, respectively, primarily in connection with the purchase of portfolio investments. For six months ended June 30, 2013, our financing activities provided cash of $126.3 million from our common stock offering, net of offering costs, and net borrowings and used cash of $17.6 million for distributions to stockholders and $1.5 million for the payment of financing costs. For the six months ended June 30, 2012, our financing activities provided cash of $65.2 million from net borrowings and used cash of $12.9 million for distributions to stockholders, $2.9 million for the payment of financing costs and $0.1 million related to the payment of deferred offering costs.

As of June 30, 2013 and December 31, 2012, we had cash of $34.4 million and $4.8 million, respectively. We had no cash equivalents as of June 30, 2013 and December 31, 2012.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

On March 15, 2013, we entered into an amendment, or the Revolver Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to our term loan agreement credit facility, or Term Loan Facility, and together with the Revolving Facility, the Facilities, with ING Capital LLC.

The Revolver Loan Amendment revised the Revolving Facility dated May 10, 2012 to among other things, increase the amount available for borrowing under the Revolving Facility from $140.0 million to $170.0 million and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We can elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to increase the $50.0 million senior secured term loan, or Term Loan, to $70.0 million and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment). We can elect the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on our Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million.

The benchmark used to determine the variable rates paid on the Facilities is LIBOR with maturities that range between one and six months.

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

For the six months ended June 30, 2013, we borrowed $228.7 million and repaid $208.7 million under the Facilities. For the six months ended June 30, 2012, we borrowed $117.8 million and repaid $52.6 million under the Facilities.

As of June 30, 2013 and December 31, 2012, there were $70.0 million and $50.0 million of borrowings outstanding under the Facilities at a weighted average interest rate of 4.19% and 4.21%, respectively. The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1.4 million and $0.8 million were incurred in connection with the Facilities during the three months ended June 30, 2013 and 2012, respectively. Interest expense and related fees of $2.5 million and $1.2 million were incurred in connection with the Facilities during the six months ended June 30, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2013 is in excess of 200%.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC in connection with its Term Loan Facility. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

For the three and six months ended June 30, 2013, we recognized $0.1 million and $0.2 million, respectively of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. We did not make an interest rate derivative payment for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, we recognized $0.8 million and $1.0 million of net change in unrealized depreciation from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2012, we recognized ($0.6) million and ($0.6) million of net change in unrealized depreciation from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, our fair value of the swap agreement is $(0.1) million and $(1.1) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Commitments and Contingencies

From time to time, we, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, nor the Advisor, are currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments.

As of June 30, 2013 and December 31, 2012, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2013	December 31, 2012
Unfunded revolving commitments	$10.0	$10.9
Unfunded delayed draw and capital expenditure facilities	8.0	12.0
Unfunded commitments to investments in funds	4.4	4.0

Total unfunded commitments	$22.4	$26.9

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2013 distributions as of June 30, 2013, 100% would be from ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of June 30, 2013 (in millions):

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

Investment Management Agreement

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

For the three months ended June 30, 2013 and 2012, we incurred base management fees payable to the Advisor of $1.7 million, and $1.1 million, respectively. For the six months ended June 30, 2013 and 2012, we incurred base management fees payable to the Advisor of $3.2 million, and $2.1 million, respectively. As of June 30, 2013 and December 31, 2012, $1.7 million and $1.5 million, respectively, was payable to the Advisor.

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

For the three months ended June 30, 2013 and 2012, we incurred $3.2 million and $1.6 million, respectively, of incentive fees related to ordinary income. For the six months June 30, 2013 and 2012, we incurred $5.1 million and $3.2 million, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2013 and December 31, 2012 was $0.5 million and $0.03 million, respectively.

As of June 30, 2013 and December 31, 2012, $3.7 million and $2.3 million, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended June 30, 2013, $0.1 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, we have accrued incentive fees of $0.7 million and $0.3 million as of June 30, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

Administration Agreement

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

For the three months ended June 30, 2013 and 2012 we incurred administrator expenses payable to the Advisor of $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2013 and 2012 we incurred administrator expenses payable to the Advisor of $1.7 million and $1.5 million, respectively. As of June 30, 2013 and December 31, 2012, $0.02 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2013, $0.1 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. There were no amounts due to affiliate as of December 31, 2012.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of June 30, 2013 and December 31, 2012, $0.5 million and $0.4 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. Our capital commitment to Greenway is $0.02 million. As of June 30, 2013 and December 31, 2012, all of the capital had been called by Greenway. Our nominal investment in Greenway II LLC is reflected in the June 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees. As a result, Greenway is classified as an affiliate of the Company. For the three months ended June 30, 2013, and 2012, we earned $0.5 million and $0.7 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2013, and 2012, we earned $1.0 million and $1.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013 and December 31, 2012, $0.2 million and $0.4 million, respectively, of fees related to Greenway were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of ours pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Greenway II

On January 31, 2013, Greenway II LLC was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

Greenway II LLC had its first closing on February 11, 2013, of which we had a nominal commitment. Our nominal investment in Greenway II LLC is reflected in the June 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees. As a result, Greenway II is classified as affiliates of the Company. For the three and six months ended June 30, 2013, the we earned $0.2 million and $0.2 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2013, $0.2 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

We value our residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of our residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, we use Intex cash flow models, or an appropriate substitute to form the basis for the valuation of our residual interest. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rate and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year, and (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions made in 2012 and 2013. For the three and six months ended June 30, 2013 and 2012, we did not incur any excise tax expense.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three and six months ended June 30, 2013, we recognized current income tax provision of $1.6 million, which is shown as income tax provision of $0.5 million and income tax provision, realized gain of $1.1 million in the Consolidated Statements of Operations primarily related to the proceeds received from our equity investment in YP Equity Investors, LLC into one of our wholly owned tax blocker corporations. The expense is an estimate, determined by the Company’s management based upon currently available information from YP Equity Investors, LLC and maybe subject to change once additional tax information is provided. We did not recognize current tax expense for the three or six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, $1.6 million and $0, respectively, were included in income tax liability on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three and six months ended June 30, 2013, we recognized a benefit for tax on unrealized appreciation of $0.6 million and $0.1 million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. We did not recognize a benefit or provision for tax on unrealized appreciation during the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, $0.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized appreciation on investments held in tax blocker corporations.

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

Recent Developments

From July 1, 2013 through August 6, 2013, we made $25.2 million of investments in two companies in the restaurant and healthcare, consulting industries. Of the $25.2 million, 83% was in a second lien term loan and 17% was in a subordinated term loan. Of the new investments, 83% were floating rate and 17% were fixed. The weighted average yield of these debt investments based upon cost at the time of the investment was 11.7%.

On August 2, 2013, our board of directors declared a dividend of $0.34 per share and a special dividend of $0.08 per share, payable on September 30, 2013 to stockholders of record at the close of business on September 16, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2013, 50.0%, or twenty, of the debt investments in our portfolio bore interest at fixed rates. Twenty of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our June 30, 2013 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income
Up 300 basis points	$4.3	$0.7	$3.6
Up 200 basis points	$2.1	$0.4	$1.7
Up 100 basis points	$0.2	$0.3	$(0.1)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

Based upon the current three month LIBOR rate, a hypothetical decrease in LIBOR would not affect our net income, due to the aforementioned floors in place on our debt investments. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR on a notional amount of $50 million related to our Term Loan. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission on March 4, 2013.

We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. The benchmarks used to determine the floating rates earned on our interest earning investments are LIBOR with maturities that range between one and twelve months and alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We anticipate using a combination of equity and long-term and short-term borrowings to finance our investment activities.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that a portion of our investments in debt will be at floating rates with a floor. However, in the event that we make investments in debt at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

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

On May 10, 2012, we entered into the Amendment to our $50.0 million Term Loan Facility expiring in May 2017 with ING Capital LLC, or ING. The Amendment revised the Revolving Facility, dated March 11, 2011, to, among other things, increase the amount available for borrowing from $125.0 million to $140.0 million and extended the maturity date from May 2014 to May 2016 (with a one year term out period beginning in May 2015). The Revolving Facility and Term Loan facility, together the Facilities contain financial and operating covenants that could restrict our business activities, including our ability to declare dividends if we default under certain provisions.

On March 15, 2013, we amended our Revolving Facility and Term Loan Facility with ING. The Revolver Amendment revised the Revolving Facility to, among other things, increase the amount available for borrowing under the Revolving Facility from $140.0 million to $170.0 million and extend the maturity date from May 2016 to May 2017, with a one year term out period beginning in May 2016. The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Term Loan Amendment revised the Term Loan Facility to, among other things, increase the amount of the term loan commitments from $50 million to $70 million and extend the maturity date from May 2017 to May 2018. The amendments also modified the accordion feature in the Facilities to permit the Company to increase the Facilities, if certain conditions are satisfied, to an aggregate amount not to exceed the lesser of $400.0 million and the Company’s net worth, as determined under the Facilities. ING serves as administrative agent, lead arranger and bookrunner under each of the Facilities. As of June 30, 2013, there was $70.0 million of borrowings outstanding against the Facilities and our asset coverage ratio was over 200%. Our borrowings had a weighted average interest rate at the time of 4.19% exclusive of non-use and other fees associated with the Facilities. Accordingly, to cover the annual interest on our borrowings outstanding at June 30, 2013, at the then current rate, we would have to receive an annual yield of at least 0.13% (net of expenses). This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” for additional information about the Amendment and the Term Loan Facility and the Facilities.

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

For federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with the making of a loan or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are included in income before we receive any corresponding cash payments. In addition, the PIK interest of many subordinated loans effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan because more will be owed at the end of the term of the loan than was owed when the loan was initially originated. We also may be required to include in income certain other amounts that we do not receive in cash.

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

We may pay an incentive fee on income we do not receive in cash.

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment, but only to the extent that such an incentive fee is payable for that period because the write-off will not be carried forward to reduce any incentive fee payable in subsequent periods.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of THL Credit Advisors, particularly its Chief Executive Officer and Chief Investment Officer, James K. Hunt, its Co-Presidents, W. Hunter Stropp and Sam W. Tillinghast, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, its Chief Compliance Officer and General Counsel, Stephanie Paré Sullivan, its Managing Director, Christopher J. Flynn, collectively, the THL Credit Principals. Messrs. Hunt, Stropp, Tillinghast and Flynn constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals. The THL Credit Investment Principals and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

Our investment adviser and its affiliates, senior management and employees may have certain conflicts of interest.

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors may serve as investment adviser to one or more registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In any such case, if THL Credit Advisors forms other affiliates in the future, it is possible we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

There are potential conflicts of interest between us and the fund managed by us which could impact our investment returns.

THL Credit Greenway Fund LLC, or Greenway, is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, which has been called and invested by Greenway, and is managed by us. THL Credit Greenway Fund II LLC, or Greenway II LLC, was formed on January 31, 2013 as an investment fund and had its first closing on February 11, 2013. Greenway II LLC is managed by us. As contemplated in the Greenway II limited liability agreement, we established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

Certain of our officers serve or may serve in an investment management capacity to Greenway and Greenway II. As a result, investment professionals may allocate such time and attention as is deemed appropriate and necessary to carry out operations of Greenway and Greenway II. In this respect, they may experience diversions of their attention from us and potential conflicts of interest between their work for us and their work for Greenway and Greenway II in the event that the interests of Greenway and Greenway II run counter to our interests.

Greenway and Greenway II invests in the same or similar asset classes that we target. These investments may be made at the direction of the same individuals acting in their capacity on behalf of us, Greenway and Greenway II. As a result, there may be conflicts in the allocation of investment opportunities between us, Greenway and Greenway II. We may or may not participate in investments made by funds managed by us or one of our affiliates.

Uncertainty relating to the LIBOR calculation process may adversely affect the value of our portfolio of the LIBOR-indexed, floating rate debt securities

Concerns about under-reporting of inter-bank lending rates, which are used to calculate LIBOR, have existed since 2008. Following a review conducted at the request of U.K. Government, in September 2012 recommendations, known as the Wheatley Review, were published for reforming the setting and governing of LIBOR. The Wheatley Review made a number of recommendations for changes with respect to LIBOR, including the introduction of statutory regulation of LIBOR, the transfer of responsibility for LIBOR from the British Bankers Association to an independent administrator, changes to the method of compilation of lending rates and new regulatory oversight and enforcement mechanisms for rate-setting and reduction in the number of currencies and tenors for which LIBOR is published. In October 2012, the Financial Secretary to the U.K. Treasury endorsed the report’s recommendations and indicated that the U.K. Government would act without delay to implement them. However, it is not possible to predict the effect of any changes, including those recommended by the Wheatley Review, in the methods pursuant to which the LIBOR rates are determined. Any such changes or reforms to LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR rates, which could have an adverse impact on the value of your investment and/or our results of operations. In addition, uncertainty as to the extent and mechanism by which any reforms will be adopted and the timing of such changes may adversely affect the current trading market for LIBOR-based securities. Any uncertainty in the value of LIBOR or the development of a widespread market view that LIBOR has been or is being manipulated may adversely affect the liquidity of our loan portfolio in the secondary market. An increase in alternative types of financing at the expense of LIBOR-based syndicated commercial loans may make it more difficult for us to source secured floating rate loans or reinvest proceeds in secured floating rate loans that satisfy our investment criteria or increase interest expense.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We issued a total of 0 shares and 2 share of common stock under our dividend reinvestment plan during the six months ended June 30, 2013 and 2012, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the three and six months ended June 30, 2012 was approximately $13 and $26, respectively. No shares of common stock were issued under the dividend reinvestment plan during the three and six months ended June 30, 2013.

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

THL CREDIT, INC.

Date: August 6, 2013	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: August 6, 2013	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer