Form 10-Q
period 2013-09-30
THL Credit, Inc.
filed 2013-11-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 4, 2013 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART 1. FINANCIAL INFORMATION

In this Quarterly Report, “Company”, “we”, “us” and “our” refer to THL Credit, Inc. and its wholly owned subsidiaries unless the context states otherwise.

Item 1.	Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2013 (unaudited)	December 31, 2012
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $571,168 and $391,699, respectively)	$571,686	$394,339
Non-controlled, affiliated investments (cost of $10 and $10, respectively)	10	10

Total investments at fair value (cost of $571,178 and $391,709, respectively)	571,696	394,349
Cash	10,008	4,819
Deferred financing costs	4,295	3,817
Interest receivable	8,286	2,594
Escrow receivable	2,000	—
Due from affiliate	904	420
Receivable for paydown of investments	608	125
Prepaid expenses and other assets	450	134

Total assets	$598,247	$406,258

Liabilities:
Loans payable	$125,900	$50,000
Payable for investment purchased	9,100	—
Accrued incentive fees	3,543	3,279
Base management fees payable	2,081	1,514
Deferred tax liability	1,436	454
Accrued expenses	843	739
Due to affiliate	580	—
Accrued credit facility fees and interest	513	115
Interest rate derivative	314	1,053
Income taxes payable	109	—
Accrued administrator expenses	50	304
Dividends payable	—	1,316

Total liabilities	144,469	58,774
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 and 26,315 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	34	26
Paid-in capital in excess of par	449,893	343,723
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $1,436 and $454, respectively	(918)	2,187
Net unrealized depreciation on interest rate derivative	(314)	(1,053)
Interest rate derivative periodic interest payments, net	(500)	(180)
Accumulated undistributed net realized gains	—	348
Accumulated undistributed net investment income	5,583	2,433

Total net assets	453,778	347,484

Total liabilities and net assets	$598,247	$406,258

Net asset value per share	$13.38	$13.20

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$17,694	$13,570	$48,472	$34,724
Dividend income	356	—	4,884	—
Other income	142	109	687	240
From non-controlled, affiliated investment:
Other income	872	558	2,116	1,782

Total investment income	19,064	14,237	56,159	36,746
Expenses:
Base management fees	2,081	1,282	5,278	3,429
Incentive fee	2,053	1,697	8,093	4,759
Credit facility interest and fees	1,403	1,026	3,898	2,239
Administrator expenses	800	726	2,450	2,227
Other general and administrative expenses	508	363	1,354	981
Professional fees	311	278	953	841
Amortization of debt issuance costs	274	259	1,039	708
Directors’ fees	152	129	438	399

Total expenses	7,582	5,760	23,503	15,583
Income tax (benefit) provision	(120)	—	376	—

Net investment income	11,602	8,477	32,280	21,163
Realized and Unrealized Gain on Investments:
Net realized (loss) gain on non-controlled, non-affiliated investments	(390)	—	2,393	—
Income tax benefit, realized gain	1,097	—	—	—
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	(3,141)	(1,687)	(2,123)	(2,125)
Non-controlled, affiliated investments	—	—	—	(1)

Net change in unrealized appreciation on investments	(3,141)	(1,687)	(2,123)	(2,126)

Provision for taxes on unrealized gain on investments	(1,050)	—	(981)	—
Interest rate derivative periodic interest payments, net	(113)	(87)	(321)	(86)
Unrealized depreciation on interest rate derivative	(248)	(534)	739	(1,109)

Net increase in net assets resulting from operations	$7,757	$6,169	$31,987	$17,842

Net investment income per common share:
Basic and diluted	$0.34	$0.41	$1.11	$1.04
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.23	$0.30	$1.10	$0.88
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	20,618	29,068	20,354

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	For the nine months ended September 30,
	2013	2012
Increase in net assets from operations:
Net investment income	$32,280	$21,163
Interest rate derivative periodic interest payments, net	(321)	(86)
Realized gain on investments	2,393	—
Net change in unrealized appreciation on investments	(2,123)	(2,126)
Provision for taxes on unrealized gain on investments	(981)	—
Net change in unrealized depreciation on interest rate derivative	739	(1,109)

Net increase in net assets resulting from operations	31,987	17,842
Distributions to stockholders	(31,871)	(19,412)
Capital share transactions:
Issuance of common stock	110,966	85,879
Less offering costs	(4,788)	(4,176)

Net increase in net assets from capital share transactions	106,178	81,703

Total increase in net assets	106,294	80,133
Net assets at beginning of period	347,484	267,617

Net assets at end of period	$453,778	$347,750

Common shares outstanding at end of period	33,905	26,315

Capital share activity:
Shares sold	7,590	6,095

	7,590	6,095

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the nine months ended September 30,
	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$31,987	$17,842
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Increase in payable for investment purchased	9,100	—
Net change in unrealized appreciation on investments	2,123	2,126
Unrealized depreciation on interest rate derivative	(739)	1,109
Purchases of investments	(297,159)	(172,105)
Proceeds from sale and paydown of investments	123,142	73,107
Increase in investments due to PIK	(2,590)	(2,928)
Amortization of deferred financing costs	1,039	708
Accretion of discounts on investments and other fees	(3,346)	(2,009)
Increase in interest receivable	(5,692)	(2,500)
Increase in escrow receivable	(2,000)	—
Increase in due from affiliate	(484)	(106)
Increase in prepaid expenses and other assets	(316)	(18)
Increase in accrued expenses	78	188
Increase in accrued credit facility fees and interest	398	122
Increase in income taxes payable	109	—
Increase in deferred tax liability	982	—
Increase in base management fees payable	567	269
Decrease in accrued administrator expenses	(255)	(316)
Increase in incentive fees payable	265	214
Decrease in dividends payable	(1,316)	—
Increase (decrease) in due to affiliate	580	(21)

Net cash used in operating activities	(143,527)	(84,318)
Cash flows from financing activities
Borrowings under credit facility	311,600	184,900
Repayments under credit facility	(235,700)	(139,900)
Issuance of shares of common stock	110,966	85,878
Offering costs paid	(4,788)	(3,849)
Distributions paid to stockholders	(31,871)	(19,411)
Increase in deferred financing costs	(1,491)	(2,924)

Net cash provided by financing activities	148,716	104,694

Net increase in cash	5,189	20,376
Cash, beginning of period	4,819	5,573

Cash, end of period	$10,008	$25,949

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,536	$948
Income taxes paid	$621	$—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments —125.99% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT Services	13.3%(5)	09/12/12	09/12/17	$13,738	$13,450	$13,634

						13,450	13,634
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(12)	03/27/13	04/15/24	$10,000	9,336	9,300

						9,336	9,300
AIM Media Texas Operating, LLC
Second Lien Loan	Media, entertainment and leisure	16.0%(6) (13.0% Cash and 3.0% PIK)	06/21/12	06/21/17	$5,830	5,711	6,005
Member interest(7)(8)			06/21/12	—	0.763636	764	1,000

						6,475	7,005
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	3,883	3,960
Class A Warrants(9)			09/07/11	—	511,812	113	135
Series A Preferred Stock(9)			09/17/13	—	225,000	169	255

						4,165	4,350
Blue Coat Systems, Inc.
Second Lien Term Loan	IT Services	9.5% (LIBOR + 8.5%)	06/27/13	06/27/20	$15,000	14,855	15,000

						14,855	15,000
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(19)	11/03/10	11/03/15	$13,650	13,302	10,237
Warrant for Class B			11/03/10	—	156,552	349	—

						13,651	10,237
Connecture, Inc.
Second Lien Term Loan	Healthcare	12.5% (LIBOR + 11.0%)	03/18/13	07/15/18	$7,000	6,870	7,000

						6,870	7,000
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	16,181	16,060

						16,181	16,060
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR + 9.5%)	06/16/11	06/16/15	$18,302	18,227	18,302

						18,227	18,302
Cydcor LLC
Senior Secured Term Loan	Business services	9.8% (LIBOR +7.3%)	06/17/13	06/12/17	$13,727	13,727	13,727

						13,727	13,727

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,374	14,139	14,302

						14,139	14,302
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.5%(12)	09/12/13	11/15/25	$10,000	9,100	9,200

						9,100	9,200
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	17.2%(12)	06/01/12	12/31/29	—	12,262	14,381
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$249	253	251

						12,515	14,632
Embarcadero Technologies, Inc.
First Lien Term Loan	IT Services	10.2%(5)	02/15/13	12/28/17	$9,946	9,812	9,846

						9,812	9,846
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5% (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	18,997	18,997

						18,997	18,997
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	01/17/12	07/17/16	$7,766	7,652	6,368

						7,652	6,368
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11		1,906	191	234

						191	234
Food Processing Holdings, LLC
Senior Subordinated Note (15)	Food & beverage	15.0%(6) (12.0% Cash and 3.0% PIK)	02/28/12	08/28/17	$14,165	14,059	14,165
Class A Units(9)			04/20/10		162.44	163	202
Class B Units(9)			04/20/10		406.09	408	150

						14,630	14,517

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Freeport Financial SBIC Fund LP
Member interest(17)	Financial services		06/14/13		—	147	147

						147	147
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$16,647	16,352	16,647

						16,352	16,647
Gryphon Partners 3.5, L.P.
Partnership interest (17)	Financial services		11/20/12	12/21/18	—	143	384

						143	384
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,623	24,300	24,500

						24,300	24,500
Hart InterCivic, Inc.
Senior Secured Term Loan	IT Services	10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$8,775	8,667	8,643
Senior Secured Revolving Loan(10)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$800	767	800

						9,434	9,443
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.5%(5)	08/31/12	08/30/17	$9,300	9,068	8,881

						9,068	8,881
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	23,730	23,730

						23,730	23,730
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	12.8% (6) (11.3% Cash and 1.5% PIK)	05/10/13	05/10/18	$9,636	9,455	9,492

						9,455	9,492
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare		04/20/10		1,393	1,393	937

						1,393	937

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.50%)	08/08/13	08/08/18	$13,178	12,921	12,921
Senior Secured Revolving Loan(10)(14)		9.8% (LIBOR + 8.50%)	08/08/13	08/08/18	$—	(29)	—

						12,892	12,921
LCP Capital Fund LLC
Member interest(8)(16)(17)	Financial services	12.6%(12)	04/20/10	02/15/15	$8,354	8,354	8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$9,709	9,493	9,370

						9,493	9,370
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,856	8,741	8,502

						8,741	8,502
NCM Group Holdings, LLC
Senior Secured Term Loan	Industrials	12.5% (LIBOR + 11.5%)	08/29/13	08/29/18	$26,727	25,672	25,672

						25,672	25,672
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$23,943	23,465	23,465

						23,465	23,465
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(12)	12/19/12	01/15/24	$9,304	8,805	8,711

						8,805	8,711
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,066	14,855	14,312
Warrant for Common			10/07/10	—	—	—	—

						14,855	14,312
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	09/18/12	05/18/17	$16,500	16,192	16,500

						16,192	16,500

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	11,219	11,255
Mezzanine Loan		17.0%(18) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,871	1,845	1,848

						13,064	13,103
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	$6,338	6,225	6,213

						6,225	6,213
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	20,571	20,571

						20,571	20,571
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	1/31/19	$16,910	16,910	16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$15,000	14,642	15,000
Member interest(8)(9)			04/20/10		469,673	470	2,000

						15,112	17,000
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT Services	15.0%(6) (12.5% Cash and 2.5% PIK)	03/04/13	03/04/19	$18,183	17,847	17,865

						17,847	17,865
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$14,305	14,138	13,876

						14,138	13,876
Vision Solutions, Inc.
Second Lien Term Loan	IT Services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	11,558	11,625

						11,558	11,625

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	10,854	11,165

						10,854	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	13.5% (6) (12.0% Cash and 1.5% PIK)	05/21/13	11/21/16	$18,768	18,425	17,079

						18,425	17,079
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	—	1,600

						—	1,600

Non-controlled/non-affiliated investments—125.99% of net asset value						$571,168	$571,686

Non-controlled/affiliated investments —0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(17)	Financial services		01/27/11	1/14/2021	—	6	6

						6	6
THL Credit Greenway Fund II LLC
Member interest(8)(17)	Financial services		03/01/13		—	4	4

						4	4

Total investments—125.99% of net asset value						$571,178	$571,696

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(314)

Total derivative instruments—(0.07%) of net asset value						$—	$(314)

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2013

(dollar amounts in thousands)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of September 30, 2013. These variable rates reset monthly or quarterly, subject to interest rate floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the effective yield earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of an effective yield to expected maturity as of September 30, 2013.
(13)	Loan was on non-accrual status as of September 30, 2013. Issuer’s contractual rate is 15.0% PIK until December 31, 2013 and then 13.0% cash thereafter.
(14)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(15)	Interest held in companies related to the portfolio company.
(16)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(18)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(19)	Loan was on non-accrual status as of September 30, 2013. Contractual default rate of interest is 18.0%.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—113.49% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT Services	13.2%(5) (LIBOR + 11.0%)	09/12/12	09/12/17	$14,000	$13,666	$13,666

						13,666	13,666
AIM Media Texas Operating, LLC
Second Lien Loan	Media, entertainment and leisure	16.0%	06/21/12	06/21/17	$9,976	9,743	9,775
Member interest(7)(8)			06/21/12	—	0.763636	764	764

						10,507	10,539
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	3,854	3,900
Class A Warrants(9)			09/07/11	—	511,812	113	120
Senior Secured Delayed Draw Term Loans(10)		11.0%	09/07/11	03/07/16	—	—	—

						3,967	4,020
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/03/10	11/03/15	$13,582	13,176	13,480
Warrant for Class B			11/03/10	—	157,552	349	350

						13,525	13,830
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15% (12.5% Cash and 2.5% PIK)	08/13/10	02/13/16	$16,079	15,871	15,758

						15,871	15,758
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	06/16/11	06/16/15	$8,438	8,327	8,375

						8,327	8,375
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR +9.8%)	09/18/12	09/17/16	$14,649	14,270	14,270

						14,270	14,270
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,158	13,893	13,946

						13,893	13,946

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.4%(12)	06/01/12	12/31/29	—	12,262	12,262

						12,262	12,262
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (13) (PIK)	01/17/12	07/17/16	$7,479	7,358	6,357

						7,358	6,357
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5% (LIBOR + 9.0)	05/17/11	05/17/16	$8,200	8,080	8,200
Senior Secured Revolving Loan(14)(15)		10.5% (LIBOR + 9.0)	05/17/11	05/17/16	—	(67)	—
Common stock(9)			05/17/11	—	1,906	191	215

						8,204	8,415
Food Processing Holdings, LLC
Senior Subordinated Note (16)	Food & beverage	15.0%(6) (12.0% Cash and 3.0% PIK)	02/28/12	08/28/17	$13,847	13,727	13,397
Class A Units(9)			04/20/10	—	162.44	163	181
Class B Units(9)			04/20/10	—	406.09	408	150

						14,298	13,728
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$36,800	36,064	36,064

						36,064	36,064
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195	1,895

						1,195	1,895
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,380	25,001	25,001

						25,001	25,001
Hart InterCivic, Inc.
Senior Secured Term Loan	IT Services	10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$9,594	9,450	9,499
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$—	(42)	—

						9,408	9,499

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.5%(5) (LIBOR + 10.0%)	08/31/12	08/30/17	$9,875	9,594	9,594

						9,594	9,594
IMDS Corporation
Subordinated Term Loan	Healthcare	15.5%(6) (12.5% Cash and 3.0% PIK)	05/02/12	11/02/17	$13,266	12,967	12,404

						12,967	12,404
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare	N/A	04/20/10	—	1,393	1,393	1,388

						1,393	1,388
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	16.2%(19)	04/20/10	02/15/15	$8,354	8,354	8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$9,709	9,462	9,462
Senior Secured Revolving Loan(10)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$290	290	290
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$—	—	—

						9,752	9,752
Marine Acquisition Corp. (Teleflex Marine)
Senior Subordinated Note	Manufacturing	13.5%(6)	09/18/12	05/18/17	$16,500	16,146	16,170

						16,146	16,170
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,756	8,632	8,580

						8,632	8,580
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(20)	12/19/12	01/15/24	$10,000	9,400	9,400

						9,400	9,400
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$14,784	14,510	13,601
Warrant for Common			—	—	—	—	—

						14,510	13,601

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Pinnacle Operating Corporation
Senior Secured Term Loan	Industrials	11.5% (LIBOR + 10.3%)	11/26/12	05/15/19	$10,000	9,508	9,508

						9,508	9,508
Sheplers, Inc.
Senior Secured (2nd lien) Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	11,182	11,369
Mezzanine Loan(7)		17.0%(21) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,776	1,747	1,768

						12,929	13,137
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	14.0% (12.0% Cash and 2.0% PIK)	09/29/11	03/29/17	$12,454	12,251	12,361

						12,251	12,361
Surgery Center Holdings, Inc.
Senior Subordinated Note	Healthcare	15.0%	04/20/10	08/04/17	$18,773	18,405	18,960
Member interest(8)(9)			—	—	469,673	470	1,850

						18,875	20,810
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	13.5%(6) (12.0% Cash and 1.5% PIK)	03/29/12	09/29/17	$14,143	13,954	14,073

						13,954	14,073
Vision Solutions, Inc.
Second Lien Term Loan	IT Services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	11,547	11,625

						11,547	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	10,835	10,835

						10,835	10,835
YP Equity Investors, LLC
Senior Secured Term Loan	Media, entertainment and leisure	15.0% (12.0% Cash and 3.0% PIK)	05/08/12	05/08/17	$3,322	3,236	3,322
Member interest(7)(8)			05/08/12	05/08/17	—	—	1,800

						3,236	5,122

Non-controlled/non-affiliated investments—113.49% of net asset value						$391,699	$394,339

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest	Financial services		01/27/11	1/14/2021	—	10	10

						10	10

Total investments—113.49% of net asset value						$391,709	$394,349

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/ LIBOR	5/10/2017	1	$50,000	$—	$(1,053)

Total derivative instruments—(0.30)% of net asset value						$—	$(1,053)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which reset monthly or quarterly, subject to interest rate floors. Unless otherwise noted, for each debt investment we have provided the interest rate in effect as of December 31, 2012.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; yield reflected represents the effective yield earned on the investment.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.5% unfunded commitment fee on facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; yield from initial investment through December 31, 2012 was approximately 16.4%.
(13)	Issuer will pay 15% PIK until April 1, 2013, 13.0% cash interest thereafter.
(14)	Issuer pays 0.25% unfunded commitment fee on revolving loan quarterly.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Interest held in companies related to the portfolio company.
(17)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(18)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

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

September 30, 2013

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

On June 24, 2013, the Company closed a public equity offering selling 7,590 shares of its common stock through a group of underwriters at a price of $14.62 per share, less an underwriting discount and offering expenses, and received $106,178 in net proceeds.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2013 and December 31, 2012.

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

Escrow Receivable

Escrow receivable represents the Company’s claims to amounts set aside for indemnification claims or purchase price adjustments from the sale of certain investments. Escrow receivable is presented at net realizable value on the Consolidated Statements of Assets and Liabilities. There is a risk that some or all of the escrow amounts might not be ultimately collected by the Company.

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

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of our residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

The Company values its investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

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

As of September 30, 2013, we had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,605. As of December 31, 2012, we had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

Accumulated PIK balance at December 31, 2011	$3,488
PIK income capitalized/receivable	4,124
PIK received in cash from full repayments	(1,805)

Accumulated PIK balance at December 31, 2012	5,807
PIK income capitalized/receivable	2,588
PIK received in cash from full repayments	(2,255)

Accumulated PIK balance at September 30, 2013	$6,140

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2013 and 2012, respectively.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$183,729	$—	$—	$183,729
Subordinated debt	170,359	—	—	170,359
Second lien debt	154,395	—	—	154,395
CLO residual interests	33,424	—	—	33,424
Investment in payment rights	14,381	—	—	14,381
Investments in funds	8,895	—	—	8,895
Equity investments	6,513	—	—	6,513

Total investments	$571,696	$—	$—	$571,696

Interest rate derivative	(314)	—	(314)	—

Total liability at fair value	$(314)	$—	$(314)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2012:

Description	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$183,319	$—	$—	$183,319
First lien secured debt	102,256	—	—	102,256
Second lien debt	70,035	—	—	70,035
Investment in payment rights	12,262	—	—	12,262
Investments in funds	10,259	—	—	10,259
CLO residual interests	9,400	—	—	9,400
Equity investments	6,818	—	—	6,818

Total investments	$394,349	$—	$—	$394,349

Interest rate derivative	(1,053)	—	(1,053)	—

Total liability at fair value	$(1,053)	$—	$(1,053)	$—

The following is a summary of the industry classification in which the Company invests as of September 30, 2013:

Industry	Cost	Fair Value	% of Net Assets
Financial services	$96,525	$97,494	21.49%
IT Services	76,956	77,414	17.06%
Industrials	58,714	58,673	12.93%
Healthcare	49,354	50,729	11.18%
Business services	51,230	50,258	11.08%
Manufacturing	49,274	49,115	10.82%
Food & beverage	44,949	44,452	9.80%
Energy / Utilities	33,223	33,099	7.29%
Media, entertainment and leisure	28,821	31,018	6.84%
Consumer Products	30,491	30,949	6.82%
Retail & grocery	26,715	23,340	5.14%
Restaurants	20,762	20,805	4.58%
Aerospace & defense	4,164	4,350	0.96%

Total Investments	$571,178	$571,696	125.99%

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2013:

Region	Cost	Fair Value	% of Net Assets
Northeast	$133,394	$135,274	29.81%
West	126,567	127,861	28.18%
Midwest	103,215	103,458	22.80%
Southwest	98,611	97,006	21.38%
Southeast	82,290	84,225	18.56%
International	13,450	13,635	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$571,178	$571,696	125.99%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012(1):

Industry	Cost	Fair Value	% of Net Assets
Healthcare	$55,080	$56,558	16.27%
Consumer Products	49,957	50,010	14.39%
Food & beverage	44,124	43,559	12.54%
Industrials	43,142	43,089	12.40%
Manufacturing	38,982	38,145	10.98%
IT services	34,621	34,790	10.01%
Financial services	31,221	31,921	9.19%
Business services	32,464	31,462	9.05%
Retail & grocery	26,455	26,967	7.76%
Media, entertainment and leisure	13,742	15,661	4.51%
Energy / Utilities	9,752	9,752	2.81%
Restaurants	8,203	8,415	2.42%
Aerospace & defense	3,966	4,020	1.16%

	$391,709	$394,349	113.49%

(1)	The Company has changed the industry classification of certain investments to conform to new industry classifications adopted as of September 30, 2013.

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2012:

Region	Cost	Fair Value	% of Net Assets
Southeast	$101,401	$104,146	29.98%
West	87,804	88,635	25.51%
Southwest	73,786	72,432	20.84%
Midwest	62,867	63,033	18.14%
Northeast	38,659	38,607	11.11%
Northwest	13,526	13,830	3.98%
International	13,666	13,666	3.93%

Total Investments	$391,709	$394,349	113.49%

The following table rolls forward the changes in fair value during the nine months ended September 30, 2013 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1 2013	$102,256	$70,035	$183,319	$10,259	$6,819	$12,261	$9,400	$394,349
Purchases	121,468	100,397	49,645	366	169	—	25,114	297,159
Sales and repayments	(41,021)	(18,537)	(61,589)	(1,270)	—	—	(1,208)	(123,625)
Unrealized appreciation (depreciation)(1)	(39)	1,323	(4,549)	(460)	(475)	2,120	(43)	(2,123)
Net amortization of premiums, discounts and fees	966	857	1,362	—	—	—	161	3,346
PIK	99	320	2,171	—	—	—	—	2,590

Ending balance, September 30, 2013	$183,729	$154,395	$170,359	$8,895	$6,513	$14,381	$33,424	$571,696

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$242	$1,865	$(930)	$(99)	$2,638	$(1,014)	$(43)	$2,659

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2012 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	Totals
Beginning balance, January 1, 2012	$89,488	$60,125	$101,842	$12,011	$3,527	$—	$266,993
Purchases	53,957	19,571	85,310	4	763	12,500	172,105
Sales and repayments	(22,572)	(25,324)	(21,826)	(3,647)	—	—	(73,369)
Unrealized appreciation (depreciation)(1)	506	(1,122)	(2,062)	(1)	553	—	(2,126)
Net amortization of premiums, discounts and fees	436	594	979	—	—	—	2,009
PIK	122	475	2,331	—	—	—	2,928

Ending balance, September 30, 2012	$121,937	$54,319	$166,574	$8,367	$4,843	$12,500	$368,540

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$506	$(373)	$(1,062)	$(1)	$553	$—	$(377)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$183,729	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Second lien debt	154,395	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% -14% (13%)
Subordinated debt	170,359	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	8,895	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
Equity investments	6,513	Net asset value, as a practical expedient	Net asset value	N/A
		Market comparable companies (market approach)	EBITDA multiple	5.7% - 6.5% (6.1%)
Investment in payment rights(2)	14,381	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	17.2%
			Federal tax rates	35% - 40% (38%)
CLO residual interests	33,424	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%
			Default rate	2%
			Prepayment rate	20%

Total investments	$571,696

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$102,256	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Second lien debt	70,035	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 16% (15%)
Subordinated debt	183,319	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	10,259	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 18% (16%)
		Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	6,818	Market comparable companies (market approach)	EBITDA multiple	5.0 - 5.7 (5.3)
Investment in payment rights(2)	12,262	Discounted cash flows (income approach)	Weighted average cost of capital (WACC) and federal tax rates	14% - 18% (16%)
CLO residual interest	9,400	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)

Total investments	$394,349

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor. The Company’s capital commitment to Greenway is $15. As of September 30, 2013, and December 31, 2012, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the September 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2013, the Company earned $393 and $1,396, respectively, in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2012, the Company earned $558 and $1,782 in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, $393 and $402 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway II LLC has $186,505 of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $4. The Company’s nominal investment in Greenway II LLC is reflected in the September 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company through the investment professionals that serve on its investment committee. As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2013, the Company earned $479 and $720, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013, $441 of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19,533, to Greenway II determined in accordance with the normal valuation policies with no significant realized gains on the transactions.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2013 and December 31, 2012, the Company has contributed $12,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,646 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of September 30, 2013, the value of the Company’s interest in LCP was $8,354, and is reflected in the Consolidated Schedules of Investments.

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

CLO Residual Interests

The Company invested $33,500 in the residual interest in the subordinated notes, which can also be structured as income notes, of four CLOs. The Company owns between 10.4% and 23.1% of the subordinated notes of these CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625,900 CLO of Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569,250 in secured notes issued by the structure. The second investment was in the income notes of a $724,534 CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $658,700 in secured notes issued by the structure. The third investment was in the subordinated notes of the $517,000 CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $463,500 in secured notes issued by the structure. The fourth investment was in the subordinated notes of a $516,400 CLO of Dryden 30 Senior Loan Fund. The subordinated notes are subordinated to the claims of $473,150 in secured notes issued by the structure.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three and nine months ended September 30, 2013 and 2012, the Company did not incur any excise tax expense.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three months ended September 30, 2013, the Company recognized a current income tax benefit of ($1,217), which is shown as income tax (benefit) provision of ($120) and income tax (benefit) provision, realized gain of ($1,097) in the Consolidated Statements of Operations. For the nine months ended September 30, 2013, the Company recognized current income tax provision of $376, which is shown as income tax (benefit) provision in the Consolidated Statements of Operations. These income taxes relate primarily related to the proceeds received in June 2013 from its equity investment in YP Equity Investors, LLC into one of the Company’s wholly owned tax blocker corporations. The expense reflects the tax impact of a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates provided by YP Equity Investors, LLC during the quarter and may be subject to further change once tax information is finalized for the year. The Company did not recognize current tax expense for the three or nine months ended September 30, 2012. As of September 30, 2013, $359 of income tax receivable was included in prepaid expenses and other assets and $109 was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations. As of December 31, 2012, there were no income taxes receivable or payable.

For the three and nine months ended September 30, 2013, the Company recognized a provision for tax on unrealized gain on investments of $1,050 and $981 for consolidated subsidiaries in the Consolidated Statements of Operations. The Company did not recognize a benefit or provision for tax on unrealized gain on investments during the three and nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, $1,436 and $454, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

For the three and nine months ended September 30, 2013, the Company incurred base management fees payable to the Advisor of $2,081, and $5,278, respectively. For the three and nine months ended September 30, 2012, the Company incurred base management fees payable to the Advisor of $1,282, and $3,429, respectively. As of September 30, 2013 and December 31, 2012, $2,081 and $1,514, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2013, the Company incurred $2,731 and $7,855, respectively, of incentive fees related to ordinary income. For the three and nine months September 30, 2012, the Company incurred $2,035 and $5,184, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2013 and December 31, 2012 was $0 and $35, respectively.

As of September 30, 2013 and December 31, 2012, $2,710 and $2,331, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended September 30, 2013, $87 of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, the Company has accrued incentive fees of $40 and $317 as of September 30, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

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

For the three and nine months ended September 30, 2013, the Company incurred administrator expenses of $800, and $2,450, respectively. For the three and nine months ended September 30, 2012, the Company incurred administrator expenses of $726, and $2,227, respectively. As of September 30, 2013 and December 31, 2012, $50 and $304, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2013 and December 31, 2012, $64 and $0, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2013 and December 31, 2012, $893 and $411 of total fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments

The Company recognized realized (losses) gains on its portfolio investments of ($390) and $2,393 during the three and nine months ended September 30, 2013, respectively, related primarily to the proceeds received from YP Equity Investors, LLC in June 2013. Realized losses of ($390) for the three months ended September 30, 2013, reflecting a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from YP Equity Investors, LLC. The Company did not recognize any realized gains and losses for the three and nine months ended September 30, 2012.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Numerator—net increase in net assets resulting from operations:	$7,757	$6,169	$31,987	$17,842
Denominator—basic and diluted weighted average common shares:	33,905	20,618	29,068	20,354
Basic and diluted net increase in net assets per common share resulting from operations:	$0.23	$0.30	$1.10	$0.88

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

The Revolver Loan Amendment revised the Revolving Facility dated May 10, 2012 to among other things, increase the amount available for borrowing under the Revolving Facility from $140,000 to $170,000 and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to increase the $50,000 senior secured term loan, or Term Loan, to $70,000 and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment). The Company elects the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400,000.

The Facilities generally require payment of interest on a quarterly basis for ABR loans, and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and six months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the nine months ended September 30, 2013, the Company borrowed $311,600 and repaid $235,700 under the Facilities. For the nine months ended September 30, 2012, the Company borrowed $184,900 and repaid $139,900 under the Facilities.

As of September 30, 2013 and December 31, 2012, there were $125,900 and $50,000 of borrowings outstanding under the Facilities at a weighted average interest rate of 4.41% and 4.21%, respectively. As of September 30, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1,403 and $3,898 were incurred in connection with the Facilities during the three and nine months ended September 30, 2013, respectively. Interest expense and related fees of $1,026 and $2,239 were incurred in connection with the Facilities during the three and nine months ended September 30, 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2013 is in excess of 200%.

See also the disclosure in Note 11, Subsequent Events, for a recent amendment to the Facilities.

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

The Company recognized a realized loss for the three and nine months ended September 30, 2013 of $113 and $321, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for the three and nine months ended September 30, 2012 of $86, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2013, the Company recognized ($248) and $739, respectively, of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2012, the Company recognized ($534) and ($1,109), respectively, of net change in unrealized depreciation from the swap agreement. As of September 30, 2013 and December 31, 2012, the Company’s fair value of its swap agreement is ($314) and ($1,053), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2013 and December 31, 2012, the Company has the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2013	December 31, 2012
Unfunded revolving commitments	$10,678	$10,910
Unfunded delayed draw and capital expenditure facilities	8,000	12,000
Unfunded commitments to investments in funds	4,680	3,980

Total unfunded commitments	$23,358	$26,890

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. With respect to our dividends and distributions paid to stockholders during the three and nine months ended September 30, 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $0 and $26, respectively. There were no dividends reinvested for the three or nine months ended September 30, 2013 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2013 distributions as of September 30, 2013, 93.7% would be from ordinary income, 6.3% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

10. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Per Share Data:
Net asset value, beginning of period	$13.58	$13.17	$13.20	$13.24
Net investment income, after taxes(1)	0.34	0.41	1.11	1.04
Net realized (loss) gains on investments(1)	(0.01)	—	0.09	—
Income tax provision, realized gain(1)	0.03	—	(0.01)	—
Net change in unrealized appreciation on investments(1) (2)	(0.10)	(0.07)	(0.06)	(0.10)
Provision for taxes on unrealized gain on investments(1)	(0.03)	—	(0.03)	—
Net change in unrealized (depreciation) appreciation of interest rate derivative(1)	(0.01)	(0.03)	0.03	(0.06)

Net increase in net assets resulting from operations(3)	0.22	0.31	1.13	0.88
Accretive effect of share issuance	—	0.05	0.14	0.05
Distributions to stockholders	(0.42)	(0.32)	(1.09)	(0.96)

Net asset value, end of period	$13.38	$13.21	$13.38	$13.21

Per share market value at end of period	$15.61	$14.03	$15.61	$14.03
Total return(4)(5)	2.76%	4.16%	5.54%	20.57%
Shares outstanding at end of period	33,905	26,315	33,905	26,315
Ratio/Supplemental Data:
Net assets at end of period	$453,778	$347,750	$453,778	$347,750
Ratio of operating expenses to average net assets(6)	6.57%	8.49%	4.57%	7.76%
Ratio of net investment income to average net assets(6)	9.78%	12.49%	10.87%	10.54%
Portfolio turnover(5)	5.83%	9.33%	25.96%	23.50%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(5)	Not annualized.

(6)	Annualized, except for dividend income, income tax provision on the YP Equity Investors, LLC dividend and the net impact on incentive fees.

11. Subsequent Events

From October 1, 2013 through November 4, 2013, the Company made new investments of $25,833 of in the financial services, food and beverage and media, entertainment and leisure industries. Of the $25,833 of new investments, 97.5% were first lien senior secured debt and 2.5% was an investment in funds. All of the new debt investments were floating rate and had a weighted average yield based upon cost at the time of investment of 10.8%.

From October 1, 2013 through November 4, 2013, the Company received proceeds of $21,647 from prepayments, sales or refinancings of investments in energy/utilities, financial services, food and beverage and media, entertainment and leisure industries, including prepayment premiums of $175. Of the aggregate principal amount of investments repaid, sold or refinanced, 4.1% were in first lien senior secured debt, 27.2% were second lien debt, 66.0% were subordinated debt and 2.8% were CLO residual interests. Of the debt investments prepaid, based upon par value, 4.2% were floating rate and 95.8% were fixed rate investments and 95.8% had a PIK election and 4.2% did not have a PIK election.

On October 9, 2013, the Company closed on an additional $85,000 of commitments to its Facilities, which increased the commitments on the Revolving Facility from $170,000 to $232,000 and commitments on the Term Loan Facility from $70,000 to $93,000.

On October 30, 2013, the Company’s board of directors declared a dividend of $0.34 per share payable on December 31, 2013 to stockholders of record at the close of business on December 16, 2013.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, $985 million in commitments into 57 separate portfolio companies through a combination of both initial and follow-on investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2013, we have $571.7 million of investments (at fair value), which represents a $177.4 million, or 45.0% increase from the $394.3 million (at fair value) as of December 31, 2012. We also increased our portfolio to forty-nine investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2013, from thirty-four portfolio investments, including Greenway, as of December 31, 2012.

At September 30, 2013, our average portfolio investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $13.6 million and $13.5 million, respectively and our largest portfolio investment by both amortized cost and fair value was approximately $25.6 million. At December 31, 2012, our average portfolio investment at both amortized cost and fair value was approximately $11.9 million and our largest portfolio company investment by both amortized cost and fair value was approximately $36.1 million.

At September 30, 2013, 53.9% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 46.1% bore interest at fixed rates. At December 31, 2012, 43.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 56.7% bore interest at fixed rates.

The weighted average yield of the debt and income-producing investments in our portfolio at their current cost was 12.1% at September 30, 2013 as compared to 13.9% at December 31, 2012. The weighted average yield on our debt securities at their current cost was 11.8% at September 30, 2013 as compared to 13.7% at December 31, 2012.

The following table shows the weighted average yield by investment category at their current cost basis (in millions).

	As of
Description:	September 30, 2013	December 31, 2012
First lien secured debt	11.3%	11.5%
Second lien debt	11.8%	13.3%
Subordinated debt	12.5%	15.0%
Investments in funds (1)	12.6%	16.3%
Investment in payment rights	17.2%	16.4%
CLO residual interests	14.6%	15.5%

Debt and income-producing investments	12.1%	13.9%
Debt investments	11.8%	13.7%

(1)	Includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(2)	Yields are computed using interest rates and dividend yields as of the balance sheet date and include amortization of upfront loan origination fees, original issue discount and market premium or discount. Yields exclude common equity investments, preferred equity investments and cash.

Our portfolio companies, in which we have debt investments, currently have an average EBITDA of approximately $30 million, based on the latest available financial information provided by the portfolio companies. Our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.1 times EBITDA based on the latest available financial information.

As of September 30, 2013, 77% of our portfolio investments are in sponsored investments and 23% of our portfolio investments are in unsponsored investments. Our portfolio investments as of September 30, 2013 have used our capital for change of control transactions (38%), acquisitions/growth capital (13%), refinancings (11%), recapitalizations (21%) and other (17%).

The following table summarizes the amortized cost and fair value of investments as of September 30, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien debt	$183.4	32.1%	$183.7	32.1%
Subordinated debt	175.8	30.8%	170.4	29.8%
Second lien debt	153.6	26.9%	154.4	27.0%
CLO residual interest	33.5	5.9%	33.4	5.9%
Investment in payment rights	12.3	2.1%	14.4	2.5%
Investments in funds	8.6	1.5%	8.9	1.6%
Equity investments	4.0	0.7%	6.5	1.1%

Total investments	$571.2	100.0%	$571.7	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2012 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
Subordinated debt	$184.1	47.1%	$183.3	46.4%
First lien secured debt	101.8	26.0%	102.2	26.0%
Second lien debt	70.6	18.0%	70.0	17.8%
Investment in payment rights	12.3	3.1%	12.3	3.1%
Investments in funds	9.6	2.4%	10.3	2.6%
CLO residual interests	9.4	2.4%	9.4	2.4%
Equity investments	3.9	1.0%	6.8	1.7%

Total investments	$391.7	100.0%	$394.3	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of September 30, 2013 (in millions).

Industry	Cost	Fair Value	% of Net Assets
Financial services	$96.5	$97.5	21.49%
IT services	77.0	77.4	17.06%
Industrials	58.7	58.7	12.93%
Healthcare	49.4	50.7	11.18%
Business services	51.2	50.3	11.08%
Manufacturing	49.3	49.1	10.82%
Food & beverage	44.9	44.5	9.80%
Energy / utilities	33.2	33.1	7.29%
Media, entertainment and leisure	28.8	31.0	6.84%
Consumer products	30.5	30.9	6.82%
Retail & grocery	26.7	23.3	5.14%
Restaurants	20.8	20.8	4.58%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$571.2	$571.7	125.99%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (in millions)(1).

Industry	Cost	Fair Value	% of Net Assets
Healthcare	$55.0	$56.5	16.27%
Consumer products	50.0	50.0	14.39%
Food & beverage	44.1	43.5	12.54%
Industrials	43.1	43.1	12.40%
Manufacturing	39.0	38.1	10.98%
IT services	34.6	34.8	10.01%
Financial services	31.2	31.9	9.19%
Business services	32.5	31.5	9.05%
Retail & grocery	26.5	27.0	7.76%
Media, entertainment and leisure	13.7	15.7	4.51%
Energy / utilities	9.8	9.8	2.81%
Restaurants	8.2	8.4	2.42%
Aerospace & defense	4.0	4.0	1.16%

	$391.7	$394.3	113.49%

(1)	We have changed the industry classification of certain investments to conform to new industry classifications adopted as of September 30, 2013.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2013 and 2012 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
New portfolio transactions	$91.7	$70.3	$280.5	$154.2
Existing portfolio investments
Follow-on investments	4.6	—	15.2	14.9
Delayed draw and revolver investments	0.8	—	1.5	3.0

Total existing portfolio investments	5.4	—	16.7	17.9

Total portfolio investment activity	$97.1	$70.3	$297.2	$172.1

Number of new portfolio investments	5	5	11	13
Number of existing portfolio investments	4	—	9	4

First lien secured debt	$39.4	$50.9	$121.2	$54.0
Second lien debt	44.0	—	100.7	19.6
Subordinated debt	4.2	19.4	49.6	85.3
Investments in funds	0.2	—	0.4	—
Investment in payment rights	—	—	—	12.5
Equity investments	0.2	—	0.2	0.7
CLO residual interests	9.1	—	25.1	—

Total portfolio investments	$97.1	$70.3	$297.2	$172.1

Weighted average yield of new debt investments	11.6%	12.4%	11.7%	13.7%
Weighted average yield, including all new income-producing investments	11.9%	12.4%	11.9%	13.9%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three months ended September 30,		Nine months ended September 30,
Investment	2013	2012	2013	2012
20-20 Technologies Inc.	$0.1	$—	$0.3	$—
AIM Media Texas Operating, LLC	0.5	—	4.2	—
Charming Charlie, Inc.	—	—	—	11.6
Chuy’s Opco, Inc.	—	8.3	—	8.7
Connecture, Inc. (c)	—	—	1.0	—
CRS Reprocessing, LLC	—	0.5	0.5	2.7
Cydcor LLC (a)	0.3	—	15.2	—
Duff & Phelps Corporation	—	—	—	—
Embarcadero Technologies, Inc. (c)	0.1	—	5.0	—
Firebirds International, LLC	—	—	8.3	—
Food Processing Holdings, LLC	—	—	—	12.6
Gold, Inc. (c)	—	—	19.8	—
Gryphon Partners 3.5, L.P.	0.4	—	1.3	—
Harrison Gypsum, LLC	0.3	—	0.9	—
Hart InterCivic, Inc.	—	—	0.8	0.8
HEALTHCAREfirst, Inc.	0.3	14.0	0.6	14.0
Hickory Farms, Inc.	—	—	—	9.5
Holland Intermediate Acquisition Corp.(c)	4.9	—	7.1	—
IMDS Corporation (e)	13.5	—	13.5	—
Ingenio Acquisition, LLC (c)	—	—	1.5	—
LCP Capital Fund LLC	—	—	—	3.6
Loadmaster Derrick & Equipment, Inc.	—	—	1.0	—
MModal MQ Inc.	—	6.9	—	6.9
Octagon Income Note XIV, Ltd.	0.7	—	0.7	—
Pinnacle Operating Corporation	10.3	—	10.3	—
Purple Communications, Inc.	—	0.3	—	0.8
Sheridan Square CLO, Ltd	0.4	—	0.5	—
Surgery Center Holdings, Inc. (b)	—	—	19.3	—
T&D Solutions, LLC	—	—	—	0.1
Tri Starr Management Services, Inc. (c)	—	—	2.4	—
Wingspan Portfolio Holdings, Inc. (c)	—	—	7.1	—
YP Equity Investors, LLC (f)	—	—	3.4	—

Total (d)	$31.8	$30.0	$124.7	$71.3

(a)	Proceeds include $14.3 million received in connection with the prepayment of our initial first lien debt investment as part of a refinancing and subsequently closed on another $14.3 million first lien debt investment.
(b)	Proceeds include $19.3 million, including a prepayment premium, received in connection with the prepayment of our subordinated debt investment as part of a refinancing. We subsequently closed on a $15.0 million second lien investment.
(c)	Proceeds received in connection with the sale of investments to Greenway II and co-investors.
(d)	For the three months ended September 30, 2013 and 2012, proceeds included $0.3 and $1.2 million, respectively, of prepayment premiums. For the nine months ended September 30, 2013 and 2012, proceeds included $1.1 and $1.5 million, respectively, of prepayment premiums.
(e)	Proceeds include $1.5 million recorded as an escrow receivable.
(f)	Excludes dividend income and realized gains, net of tax received in connection with our equity investment in June 2013. Proceeds shown reflect amounts received in connection with the repayment of our debt investment.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The increase between the three and nine months ended September 30, 2013 and 2012 are primarily the result of the sale of certain investments to Greenway II and a co-investor and portfolio company refinancings.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

We had an increase in the number of unsponsored investment transactions closing in 2013, having closed 4 for the nine months ended September 30, 2013 compared to two for all of 2012.

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

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period. Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of September 30, 2013 and December 31, 2012, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the September 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

As manager of Greenway, the Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to investment management services, provided including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended September 30, 2013 and 2012, the Company earned $0.4 million and $0.6 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2013 and 2012, the Company earned $1.4 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, $0.4 million and $0.4 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway II LLC has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.004 million. Our nominal investment in Greenway II LLC is reflected in the September 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2013, we earned $0.5 million and $0.7 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013, $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II determined in accordance with the normal valuation policies with no significant realized gains on the transactions.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of September 30, 2013 and December 31, 2012, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of September 30, 2013 and December 31, 2012, the value of our interest in LCP was $8.4 million, and is reflected in the Consolidated Schedules of Investments.

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

CLO Residual Interests

We invested $33.5 million in the residual interest in the subordinated notes, which can also be structured as income notes, of four CLOs. We own between 10.4% and 23.1% of the subordinated notes of these CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625.9 million CLO of

Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569.3 million in secured notes issued by the structure. The second investment was in the income notes of a $724.5 million CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $658.7 million in secured notes issued by the structure. The third investment was in the subordinated notes of the $517.0 million CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $463.5 million in secured notes issued by the structure. The fourth investment was in the subordinated notes of a $516.4 million CLO of Dryden 30 Senior Loan Fund. The subordinated notes are subordinated to the claims of $473.2 million in secured notes issued by the structure.

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. In 2013, we assigned an investment score of 4 to two portfolio companies.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.08 as of September 30, 2013 and 2.12 as of December 31, 2012, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2013 (in millions):

	September 30, 2013		December 31, 2012
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$67.4	11.79%	$20.0	5.1%
2(b)	415.7	72.71%	312.4	79.2%
3(c)	72.0	12.60%	55.5	14.1%
4(d)	16.6	2.90%	6.4	1.6%
5	—	—	—	—

Total	$571.7	100.00%	$394.3	100.0%

(a)	As of September 30, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2013 and December 31, 2012, Investment Score “2” included $39.1 million and $49.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2013 and December 31, 2012, Investment Score “3” included $14.3 million and $27.0 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2013, Investment Score “4” included $10.2 million of loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.6 million. As of December 31, 2012, we had no loans on non-accrual.

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

Comparison of the Three and Nine Months Ended September 30, 2013 and 2012

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income on debt securities
Cash interest on debt securities	$13.8	$9.6	$36.9	$26.2
PIK interest	0.6	1.1	2.6	3.0
Prepayment premiums	0.3	1.2	1.0	1.5
Accretion of discounts and other fees	1.2	0.8	3.3	2.0

Total interest on debt securities	15.9	12.7	43.8	32.7
Dividend income	0.4	—	4.9	—
Interest income and accretion of discounts on income-producing securities	1.8	0.9	4.7	2.0
Fees related to Greenway and Greenway II	0.9	0.5	2.1	1.8
Other income	0.1	0.1	0.7	0.2

Total	$19.1	$14.2	$56.2	$36.7

The increases in investment income from the respective periods were due to the growth in the overall investment portfolio and dividends received from our equity investments in YP Equity Investors, LLC, or YP, and Surgery Center Holdings, Inc., or Surgery for each of the respective periods.

The following shows a rollforward of PIK income activity for the nine months ended September 30, 2013 and for the year ended December 31, 2012 (in millions):

Accumulated PIK balance at December 31, 2011	$3.5
PIK income capitalized/receivable	4.1
PIK received in cash from full repayments	(1.8)

Accumulated PIK balance at December 31, 2012	5.8
PIK income capitalized/receivable	2.6
PIK received in cash from full repayments	(2.3)

Accumulated PIK balance at September 30, 2013	$6.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2013 and 2012.

Expenses

Our primary operating expenses include the payment of base management fees, an incentive fee, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration and investment management agreements (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

The following shows the breakdown of expenses for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Expenses
Incentive fees(a)	$2.1	$1.7	$8.1	$4.8
Base management fees	2.1	1.3	5.3	3.4
Administrator expenses	0.8	0.7	2.5	2.2
Credit facility fees and expenses	1.7	1.3	4.9	2.9
Other general and administrative expenses	0.9	0.8	2.7	2.3

Total expenses before taxes	7.6	5.8	23.5	15.6
Income tax (benefit) provision	(0.1)	—	0.4	—

Total expenses after taxes	$7.5	$5.8	$23.9	$15.6

(a)	For the three months ended September 30, 2013 and 2012, incentive fees include the effect of unrealized depreciation of ($0.7) million and ($0.3) million, respectively. For the nine months ended September 30, 2013 and 2012, incentive fees include the effect of unrealized depreciation of ($0.3) million and ($0.4) million, respectively. There can be no assurance that such unrealized depreciation will be realized in the future.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees and incentive fee, which was the result of growing the size of our portfolio and resultant performance, and credit facility expenses, which was a result of an increase in the credit facility commitments and usage.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.6 million, or $0.34 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended September 30, 2013, as compared to $8.5 million, or $0.41 per common share based on a weighted average of 20,617,702 common shares outstanding for the three months ended September 30, 2012.

Net investment income was $32.3 million, or $1.11 per common share based on a weighted average of 29,067,620 common shares outstanding for the nine months ended September 30, 2013, as compared to $21.2 million, or $1.04 per common share based on a weighted average of 20,353,668 common shares outstanding for the nine months ended September 30, 2012.

The increase in net investment income is primarily attributable to the growth in the portfolio, increase in fees related to our managed fund Greenway II, and dividend income received from our equity investments in YP and Surgery for each of the respective periods.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized realized (losses) gains on our portfolio investments of $(0.4) million and $2.4 million during the three and nine months ended September 30, 2013, respectively, related primarily to the proceeds received from YP. We recorded an estimated tax benefit related to the realized gain of $1.1 million and $0 million during the three and nine months ended September 30, 2013, respectively. Realized losses of ($0.4) million for the three months ended September 30, 2013, reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from YP.

We did not recognize any realized gains or losses on our portfolio investments during the three and nine months ended September 30, 2012.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Gross unrealized appreciation on investments	$2.1	$1.2	$7.3	$2.1
Gross unrealized depreciation on investments	(5.2)	(1.8)	(8.6)	(2.9)
Reversal of prior period net unrealized appreciation upon a realization	—	(1.1)	(0.8)	(1.3)

Total	$(3.1)	$(1.7)	$(2.1)	$(2.1)

The change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies and the reversal of unrealized appreciation of investments repaid or recapitalized in 2013.

Provision for Taxes on Unrealized Gain on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three and nine months ended September 30, 2013, the Company recognized a provision for tax on unrealized gain on investments of $1.1 million and $1.0 million, respectively, for two consolidated subsidiaries. For the three and nine months ended September 30, 2012, the Company did not recognize a provision for tax on unrealized gain on investments. As of September 30, 2013 and December 31, 2012, $1.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments.

Realized and Unrealized Gain (Loss) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement during the reporting period. For the three months ended September 30, 2013 and 2012, the net change of unrealized depreciation on interest rate derivative totaled ($0.3) million and ($0.5) million, respectively. For the nine months ended September 30, 2013 and 2012, the net change of unrealized depreciation on interest rate derivative totaled $0.7 million and ($1.1) million, respectively. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended September 30, 2013 and 2012, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net. For the nine months ended September 30, 2013 and 2012, we realized a loss of $0.3 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $7.8 million, or $0.23 per common share based on a weighted average of 33,905,202 common shares for the three months ended September 30, 2013, as compared to $6.2 million, or $0.30 per common share based on a weighted average of 20,617,702 common shares outstanding, for the three months ended September 30, 2012.

Net increase in net assets resulting from operations totaled $32.0 million, or $1.10 per common share based on a weighted average of 29,067,620 common shares for the nine months ended September 30, 2013, as compared to $17.8 million, or $0.88 per common share based on a weighted average of 20,353,668 common shares outstanding, for the nine months ended September 30, 2012.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, dividends and realized gains from YP as well as changes in the unrealized values of our investments and interest rate derivative.

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

On March 15, 2013, we closed an additional $50 million of commitments to our Facilities, which brings the aggregate size to $240 million of commitments. As of September 30, 2013, we had a total of $70.0 million outstanding on our Term Loan Facility and $55.9 million outstanding under the Revolving Facility. The total amount outstanding had a weighted average interest rate of 4.41%. We borrowed $291.6 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the nine months ended September 30, 2013 and repaid $235.7 million on our Revolving Facility from proceeds received from the equity offering, term loan and investment income. We borrowed $134.9 million under our Revolving Facility and $50.0 million under our Term Loan Facility for the nine months ended September 30, 2012 and repaid $139.9 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities used cash of $143.5 million and $84.3 million for the nine months ended September 30, 2013 and 2012, respectively, primarily in connection with the purchase of portfolio investments. For nine months ended September 30, 2013, our financing activities provided cash of $182.1 million from our common stock offering, net of offering costs, and net borrowings and used cash of $31.9 million for distributions to stockholders and $1.5 million for the payment of financing costs. For the nine months ended September 30, 2012, our financing activities provided cash of $127.0 million from our common stock offering, net of offering costs, and net borrowings and used cash of $19.4 million for distributions to stockholders and $2.9 million for the payment of financing costs.

As of September 30, 2013 and December 31, 2012, we had cash of $10.0 million and $4.8 million, respectively. We had no cash equivalents as of September 30, 2013 and December 31, 2012.

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

The Revolver Loan Amendment revised the Revolving Facility dated May 10, 2012 to among other things, increase the amount available for borrowing under the Revolving Facility from $140.0 million to $170.0 million and extend the maturity date from May 2016 to May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolver Amendment also changes the interest rate of the Revolving Facility to (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to increase the $50.0 million senior secured term loan, or Term Loan, to $70.0 million and extend the maturity date from May 2017 to May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment). We elect the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on our Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million.The Facilities generally require payment of interest on a quarterly basis for ABR loans, and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and six months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the nine months ended September 30, 2013, we borrowed $311.6 million and repaid $235.7 million under the Facilities. For the nine months ended September 30, 2012, we borrowed $184.9 million and repaid $139.9 million under the Facilities.

As of September 30, 2013 and December 31, 2012, there were $125.9 million and $50.0 million of borrowings outstanding under the Facilities at a weighted average interest rate of 4.41% and 4.21%, respectively. The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees of $1.4 million and $1.0 million were incurred in connection with the Facilities during the three months ended September 30, 2013 and 2012, respectively. Interest expense and related fees of $3.9 million and $2.2 million were incurred in connection with the Facilities during the nine months ended September 30, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2013 is in excess of 200%.

See “Recent Developments” for a discussion of a recent amendment to the Facilities.

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

For the three months ended September 30, 2013 and 2012, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2013 and 2012, we recognized $0.3 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended September 30, 2013 and 2012, we recognized ($0.2) million and ($0.5) million of net change in unrealized depreciation from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For nine months ended September 30, 2013 and 2012, we recognized $0.7 million and ($1.1) million of net change in unrealized depreciation from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, our fair value of the swap agreement is $(0.3) million and $(1.1) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2013 and December 31, 2012, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2013	December 31, 2012
Unfunded revolving commitments	$10.7	$10.9
Unfunded delayed draw and capital expenditure facilities	8.0	12.0
Unfunded commitments to investments in funds	4.7	4.0

Total unfunded commitments	$23.4	$26.9

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2013 distributions as of September 30, 2013, 93.7% would be from ordinary income, 6.3% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2013 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of September 30, 2013 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Term Loan Facility	$70.0	—	—	$70.0	—

(1)	Excludes commitments to extend credit to our portfolio companies.

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

For the three months ended September 30, 2013 and 2012, we incurred base management fees payable to the Advisor of $2.1 million, and $1.3 million, respectively. For the nine months ended September 30, 2013 and 2012, we incurred base management fees payable to the Advisor of $5.3 million, and $3.4 million, respectively. As of September 30, 2013 and December 31, 2012, $2.1 million and $1.5 million, respectively, was payable to the Advisor.

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

For the three months ended September 30, 2013 and 2012, we incurred $2.7 million and $2.0 million, respectively, of incentive fees related to ordinary income. For the nine months September 30, 2013 and 2012, we incurred $7.9 million and $5.2 million, respectively, of incentive fees related to ordinary income.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of September 30, 2013 and December 31, 2012 was $0 and $0.04 million, respectively.

As of September 30, 2013 and December 31, 2012, $2.7 million and $2.3 million, respectively, of such incentive fees are currently payable to the Advisor. For the three months ended September 30, 2013, $0.1 million of incentive fees incurred by us were generated from deferred interest (i.e. PIK and certain discount accretion) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such unrealized capital appreciation or depreciation were realized, even though such unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement. For accounting purposes in accordance with GAAP only, in order to reflect the potential incentive fee that would be payable for a given period as if all unrealized gains or losses were realized, we have accrued incentive fees of $0.04 million and $0.3 million as of September 30, 2013 and December 31, 2012, respectively, based upon unrealized appreciation or depreciation of investments and the interest rate derivative for that period (in accordance with the terms of the investment management agreement). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

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

For the three months ended September 30, 2013 and 2012 we incurred administrator expenses payable to the Advisor of $0.8 million and $0.7 million, respectively. For the nine months ended September 30, 2013 and 2012 we incurred administrator expenses payable to the Advisor of $2.5 million and $2.2 million, respectively. As of September 30, 2013 and December 31, 2012, $0.05 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of September 30, 2013, $0.1 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. There were no amounts due to affiliate as of December 31, 2012.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of September 30, 2013 and December 31, 2012, $0.9 million and $0.4 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. Our capital commitment to Greenway is $0.02 million. As of September 30, 2013 and December 31, 2012, all of the capital had been called by Greenway. Our nominal investment in Greenway LLC is reflected in the September 30, 2013 and December 31, 2012 Consolidated Schedule of Investments.

As manager of Greenway, we act as the investment adviser to Greenway and are entitled to receive certain fees relating to investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended September 30, 2013 and 2012, we earned $0.4 million and $0.6 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2013, and 2012, we earned $1.4 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013 and December 31, 2012, $0.4 million and $0.4 million, respectively, of fees related to Greenway were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Greenway II LLC has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.004 million. Our nominal investment in Greenway II LLC is reflected in the September 30, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2013, we earned $0.5 million and $0.7 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2013, $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for a total of $19.5 million, to Greenway II determined in accordance with the normal valuation policies with no significant realized gains on the transactions.

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

We value our investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year, and (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions made in 2012 and 2013. For the three and nine months ended September 30, 2013 and 2012, we did not incur any excise tax expense.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three months ended September 30, 2013, we recognized a current income tax benefit of ($1.2) million, which is shown as income tax (benefit) provision of ($0.1) million and income tax (benefit) provision, realized gain of ($1.1) million in the Consolidated Statements of Operations. For the nine months ended September 30, 2013, we recognized a current income tax provision of $0.4 million, which is shown as income tax (benefit) provision in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received in June 2013 from our equity investment in YP into one of our wholly owned tax blocker corporations. The expense reflects the tax impact of a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates provided by YP during the quarter and may be subject to further change once tax information is finalized for the year. We did not recognize current tax expense for the three or nine months ended September 30, 2012. As of September 30, 2013, $0.4 million of income tax receivable was included in prepaid expenses and other assets and $0.1 million was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations. As of December 31, 2012, there were no income taxes receivable or payable.

For the three and nine months ended September 30, 2013, we recognized a provision for tax on unrealized gain on investments of $1.1 million and $1.0 million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. We did not recognize a benefit or provision for tax on unrealized gain on investments during the three and nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, $1.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

Recent Developments

From October 1, 2013 through November 4, 2013, we made new investments of $25.8 million in the financial services, food and beverage and media, entertainment and leisure industries. Of the $25.8 million of new investments, 97.5% were in first lien senior secured debt and 2.5% was an investment in funds. All of the new debt investments were floating rate and had a weighted average yield based upon cost at the time of investment of 10.8%.

From October 1, 2013 through November 4, 2013, we received proceeds of $21.6 million from prepayments, sales or refinancings of investments in energy/utilities, financial services, food and beverage and media, entertainment and leisure industries, including prepayment premiums of $0.2 million. Of the aggregate principal amount of investments repaid, sold or refinanced, 4.1% were first lien senior secured debt, 27.2% were second lien debt, 66.0% were subordinated debt and 2.8% were CLO residual interests. Of the debt investments prepaid, based upon par value, 4.2% were floating rate and 95.8% were fixed rate investments and 95.8% had a PIK election and 4.2% did not have a PIK election.

On October 9, 2013, we closed on an additional $85.0 million of commitments to our Facilities, which increased the commitments on the Revolving Facility from $170.0 million to $232.0 million and commitments on the Term Loan Facility from $70.0 million to $93.0 million.

On October 30, 2013, our board of directors declared a dividend of $0.34 per share payable on December 31, 2013 to stockholders of record at the close of business on December 16, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2013, 50.0%, or twenty, of the debt investments in our portfolio bore interest at fixed rates. Twenty of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our September 30, 2013 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income
Up 300 basis points	$5.1	$0.6	$4.5
Up 200 basis points	$2.5	$0.4	$2.1
Up 100 basis points	$0.2	$0.2	$—
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

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

A failure or the perceived risk of a failure to raise the statutory debt limit of the United States could have a material adverse effect on our business, financial condition and results of operations.

As has been widely reported, the United States Treasury Secretary has stated that the federal government may not be able to meet its debt payments in the relatively near future (currently February 2014) unless the federal debt ceiling is raised. If legislation increasing the debt ceiling is not enacted and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. If the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of the current continuing resolution (currently January 2014), another federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the recent government shutdown and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

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

On March 15, 2013, we amended our Revolving Facility and Term Loan Facility with ING. The Revolver Amendment revised the Revolving Facility to, among other things, increase the amount available for borrowing under the Revolving Facility from $140.0 million to $170.0 million and extend the maturity date from May 2016 to May 2017, with a one year term out period beginning in May 2016. The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Term Loan Amendment revised the Term Loan Facility to, among other things, increase the amount of the term loan commitments from $50 million to $70 million and extend the maturity date from May 2017 to May 2018. The amendments also modified the accordion feature in the Facilities to permit the Company to increase the Facilities, if certain conditions are satisfied, to an aggregate amount not to exceed the lesser of $400.0 million and the Company’s net worth, as determined under the Facilities. ING serves as administrative agent, lead arranger and bookrunner under each of the Facilities. As of September 30, 2013, there was $125.9 million of borrowings outstanding against the Facilities and our asset coverage ratio was over 200%. Our borrowings had a weighted average interest rate at the time of 4.41% exclusive of non-use and other fees associated with the Facilities. Accordingly, to cover the annual interest on our borrowings outstanding at September 30, 2013, at the then current rate, we would have to receive an annual yield of at least 0.23% (net of expenses). This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” for additional information about the Amendment and the Term Loan Facility and the Facilities.

On October 9, 2013, we closed on an additional $85.0 million of commitments to our Facilities, which increased the commitments on the Revolving Facility from $170.0 million to $232.0 million and commitments on the Term Loan Facility from $70.0 million to $93.0 million.

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

That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment, but only to the extent that such an incentive fee is payable for that period because the write-off will not be carried forward to reduce any incentive fee payable in subsequent quarters.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors may serve as investment adviser to one or more registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In any such case, if THL Credit Advisors forms other affiliates in the future, it is possible we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investmentsmay be made only if we receive an order from the SEC permitting us to do so. There can be no assurance when any such order would be obtained or that one will be obtained at all.

There are potential conflicts of interest between us and the fund managed by us which could impact our investment returns.

THL Credit Greenway Fund LLC, or Greenway, is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, which has been called and invested by Greenway, and is managed by us. THL Credit Greenway Fund II LLC, or Greenway II LLC, is an investment fund with $186.5 million of capital commitments from primarily institutional investors. Greenway II LLC is also managed by us. As contemplated in the Greenway II limited liability agreement, we established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

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

We issued a total of 0 shares and 2 share of common stock under our dividend reinvestment plan during the nine months ended September 30, 2013 and 2012, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933, as amended. The aggregate price for the shares of common stock issued under the dividend reinvestment plan during the three and nine months ended September 30, 2012 was approximately $0 and $26, respectively. No shares of common stock were issued under the dividend reinvestment plan during the three and nine months ended September 30, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1	Amendment No. 4 to Senior Secured Revolving Credit Agreement, dated as of October 9, 2013, among THL Credit, Inc. as borrower, the subsidiaries of THL Credit, Inc. party thereto, the lenders from time to time party thereto and ING Capital LLC as administrative agent.*

10.2	Amendment No. 3 to Senior Secured Term Loan Credit Agreement, dated as of October 9, 2013, among THL Credit, Inc. as borrower, the subsidiaries of THL Credit, Inc. party thereto, the lenders party thereto, and ING Capital LLC as administrative agent.*

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: November 4, 2013	By:	/S/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: November 4, 2013	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer