Form 10-K
period 2013-12-31
THL Credit, Inc.
filed 2014-03-07
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $515.0 million based on the closing price on that date of $15.19 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 7, 2014, there were 33,905,202 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2014 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “THL Credit” refer to THL Credit, Inc.; “THL Credit Advisors,” the “Advisor” or the “Administrator” refers to THL Credit Advisors LLC; “Greenway” refers to THL Credit Greenway Fund LLC; “Greenway II” refers to THL Credit Greenway Fund II LLC and related investment vehicle; “THL Credit Opportunities” refers to THL Credit Opportunities, L.P.; “BDC Holdings” refers to THL Credit Partners BDC Holdings, L.P. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

THL Credit, Inc.

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We are a direct lender to middle market companies and invest in subordinated, or mezzanine, debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans as well as residual interests, or equity, of collateralized loan obligations, or CLOs, from time to time. We also may provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, over an aggregate $1,120 million in commitments into 62 separate portfolio investments through a combination of both initial and follow-on investments. Since inception, we received $488 million from paydowns of investments. The Company alone has invested over an aggregate $875 million in commitments since commencing principal operations. The Company alone has received $389 million from paydowns of investments.

As a BDC, we are required to comply with certain regulatory requirements. We are required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities, along with proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. See “Item 1. Business—Regulation” for discussion of BDC regulation and other regulatory considerations.

We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. The Company has formed wholly owned subsidiaries which serve as tax blockers, which include THL Credit Holdings, Inc., THL Credit AIM Media Holdings, Inc. and THL Credit YP Holdings, Inc., and hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed wholly owned subsidiaries which serve as the administrative agents on certain investment transactions, which include THL Corporate Finance, Inc. and THL Corporate Finance, LLC, its wholly owned subsidiary.

(1)

THL Credit Advisors LLC is owned and controlled by certain of the THL Credit Investment Principals (defined below) and a partnership consisting of certain of the partners of THL Partners (defined below).

(2)	THL Credit SLS Senior Loan Strategies LLC, a majority-owned subsidiary of THL Credit Advisors, focuses principally on broadly syndicated senior loans.
(3)

Greenway I is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, together with a nominal amount committed by the Company, all of which has been paid in and invested by Greenway I, which is managed by us.

(4)

Greenway II is an investment fund and, together with a related vehicle, has $187 million of capital committed by third party investors, together with a nominal amount committed by the Company, which is managed by us.

THL Credit Advisors LLC

Our investment activities are managed by our investment adviser, THL Credit Advisors. THL Credit Advisors is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. We pay THL Credit Advisors a management fee as a percentage of our gross assets and incentive fees as a percentage of our ordinary income and capital gains. THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is led by James K. Hunt, W. Hunter Stropp, Sam W. Tillinghast and Christopher J. Flynn, who, along with Terrence W. Olson and Stephanie Paré Sullivan constitute its principals, collectively the THL Credit Principals. Messrs. Hunt, Stropp, Tillinghast and Flynn constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals.

The THL Credit Investment Principals and other investment professionals make up our investment team. THL Credit Advisors is owned and controlled by certain of the THL Credit Principals and a partnership consisting of certain of the partners of THL Partners. The THL Credit Investment Principals have worked together over the past six and one half years and in the past investing through multiple business and credit cycles, across the entire capital structure. We believe the THL Credit Investment Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management. See “Investment Management Agreement”.

The Advisor is an investment manager for both direct lending and broadly syndicated high yielding investments through public and private vehicles, collateralized loan obligations, separately managed accounts and co-mingled funds. The Advisor maintains a variety of advisory or sub-advisory relationships across its investment platform. For example the Advisor may serve as an investment adviser to one or more private funds or registered closed-end funds and presently serves as an investment adviser to a collateralized loan obligation (CLO), THL Credit Wind River 2013-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF).

THL Credit Advisors also serves as our Administrator and leases office space to us and provides us with equipment and office services. The tasks of the Administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others. THL Credit Senior Loan Strategies LLC (“THL Credit SLS”), a subsidiary of THL Credit Advisors, acquired McDonnell Investment Management’s Alternative Credit Strategies group on June 29, 2012. THL Credit SLS focuses principally on broadly syndicated senior loans. The acquisition has been beneficial to the Company because it provides access to greater credit resources, including, but not limited to, origination sources, credit analysis and industry specialization that the THL Credit SLS team has developed over the years. The Company does not expect to co-invest with THL Credit SLS on transactions, except in limited circumstances on identical terms.

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

Investment Approach

Our investment approach consists of the following four separate and distinct phases: (1) sourcing; (2) selecting; (3) structuring; and (4) supervising investments. Sourcing involves our efforts to generate as vast a universe of relevant and actionable investment opportunities as possible. Selecting represents our decision making process regarding which of those investments to pursue. Structuring summarizes our creative approach to deploying capital on a case by case basis in a way that maximizes value. Supervising is a reference to our ongoing rigorous credit monitoring.

Sourcing

The elements of our sourcing efforts include: (i) determining the market in which we intend to participate; (ii) identifying the opportunities within that market; (iii) having a clear strategy; (iv) knowing the competition; and (v) distinguishing our competitive advantages.

Determining the Market

We invest primarily in debt securities of sponsored and unsponsored issuers, including subordinated or mezzanine debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock and other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans as well as notional interests, or equity of collateralized loan obligations, or CLOs, from time to time. We also may provide advisory services to managed funds.

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

Market opportunity

We believe the environment for investing in middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. Middle market companies are experiencing improved fundamentals driven by a stabilizing economy and an increase in confidence. During 2013, middle market companies displayed improvements in operating performance, resulting in stronger credit quality. Default levels remain relatively low, and volatility in the broader capital markets has eased, resulting in more middle market companies seeking growth capital at attractive lender credit metrics.

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

The current market environment may mean more favorable opportunities for investing in lower middle market companies. We believe that as part of the path of economic recovery following the credit crisis, select market participants such as hedge funds and CLO vehicles are not as active as lenders in the middle market, a space in which we focus, resulting in fewer lender participants and a greater opportunity for us to originate proprietary investment opportunities in the lower middle market. Fewer participants also results in a more disciplined approach to investment opportunities, a situation on which we are well positioned to capitalize given the extensive level of experience of the THL Credit Investment Principals, who have worked closely together and have invested through multiple business and credit cycles. In addition, investing in debt securities in the middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities. For example, such securities generally involve better pricing terms, access to information, and the ability to diligence and evaluate management teams.

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

Proactive Sourcing Platform. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Houston, Los Angeles and New York, the THL Credit Investment Principals have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which we generate investment opportunities consistent with our investment strategy. The THL Credit Investment Principals have activities and relationships with investment bankers, commercial bankers (national, regional and local), lawyers, accountants and business brokers as well as access to the extensive network of THL Partners, which has 38 years of experience. The THL Credit Investment Principals actively utilize these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the THL Credit Investment Principals provides us with an early look at new investment opportunities.

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

Selecting

Selecting investments to pursue requires us to have an employable investment philosophy, know our key metrics, have a process to consistently measure those metrics and adhere to a repeatable underwriting process that enables our investment committee to make well-reasoned decisions.

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

Investment Structure

We invest primarily in debt securities, including subordinated, or mezzanine debt, and second lien senior secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien, subordinated loans, and notional interests, or equity, of collateralized loan obligations, or CLOs. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time.

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

CLO Residual Interests. Residual interests, subordinated notes or income notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. In each case, the subordinated notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

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

Monitoring

We view active portfolio monitoring as a vital part of our investment process. We consider board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to be critical to our performance. We have developed a monitoring template that promotes compliance with these standards and that is used as a tool by the Advisor’s investment committee to assess investment performance relative to plan. In addition, our portfolio investments may rely on us to provide financial and capital market expertise and may view us as a value-added resource.

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4 or 5

The revised investment performance scores, or IPS, are as follows:

1 – The portfolio investment is performing above our underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. All new investments are initially scored a 2.

3 – The portfolio investment is operating below our underwriting expectations, and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

4 – The portfolio investment is performing materially below our underwriting expectations and returns on our investment are likely to be impaired. Principal or interest payments may be past due, however, full recovery of principal and interest payments are expected.

5 – The portfolio investment is performing substantially below expectations and the risk of the investment has increased substantially. The company is in payment default and the principal and interest payments are not expected to be repaid in full.

For any investment receiving a score of a 3 or lower, our Advisor increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. In 2013, we assigned an investment score of 4 to three portfolio companies.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.12 at December 31, 2013 and December 31, 2012, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2013 (in millions):

	December 31, 2013		December 31, 2012
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$58.9	9.1%	$20.0	5.1%
2(b)	484.5	74.7%	312.4	79.2%
3(c)	72.9	11.2%	55.5	14.1%
4(d)	32.6	5.0%	6.4	1.6%
5	—	—	—	—

Total	$648.9	100.00%	$394.3	100.0%

(a)

As of December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.

(b)	As of December 31, 2013 and December 31, 2012, Investment Score “2” included $62.4 million and $49.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2013 and December 31, 2012, Investment Score “3” included $14.5 million and $27.0 million, respectively, of loans to companies in which we also hold equity securities.
(d)

As of December 31, 2013, Investment Score “4” included $10.2 million of loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million. As of December 31, 2012, we had no loans on non-accrual.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. For the first quarter of our operations, the base management fee was calculated based on the initial value of our gross assets. Beginning with our second quarter of operations, the base management fee was calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2013, 2012 and 2011, THL Credit Advisors earned base management fees of $7.5 million, $4.9 million and $4.0 million, respectively, from us.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Percentage of pre-incentive fee net investment income allocated to first component of incentive fee

The capital gains component of the incentive fee is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date) and is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of our aggregate cumulative realized capital losses and our aggregate cumulative unrealized capital depreciation through the end of such year, less the aggregate amount of any previously paid capital gains incentive fees. If such amount is negative, then no capital gains incentive fee will be payable for such year. Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee. For the years ended December 31, 2013, 2012 and 2011, THL Credit Advisors earned incentive fees of $10.7 million, $7.0 million and $4.8 million, respectively, from us.

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

•

Year 2: Capital gains incentive fee of $5.0 million; 20.0% multiplied by $25 million ($30 million realized capital gains on Investment A less $5 million unrealized capital depreciation on Investment B)

•

Year 3: Capital gains incentive fee of $1.4 million; $6.4 million (20.0% multiplied by $32 million ($35 million cumulative realized capital gains less $3 million unrealized capital depreciation on Investment B)) less $5.0 million capital gains fee paid in Year 2

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

•	interest payable on debt, if any, incurred to finance our investments;

•	the costs of future offerings of common shares and other securities, if any;

•	the base management fee and any incentive management fee;

•	distributions on our shares;

•	administrator expenses payable under our administration agreement;

•	transfer agent and custody fees and expenses;

•	the allocated costs incurred by THL Credit Advisors as our Administrator in providing managerial assistance to those portfolio companies that request it;

•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;

•	brokerage fees and commissions;

•	registration fees;

•	listing fees;

•	taxes;

•	independent director fees and expenses;

•	costs of preparing and filing reports or other documents with the SEC;

•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;

•	costs of holding stockholder meetings;

•	our fidelity bond;

•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;

•	litigation, indemnification and other non-recurring or extraordinary expenses;

•	direct costs and expenses of administration and operation, including audit and legal costs;

•	fees and expenses associated with marketing efforts, including to investors, sponsors and other origination sources;

•	dues, fees and charges of any trade association of which we are a member; and

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

Duration and termination

The investment management agreement was approved by our board of directors on March 4, 2014, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 4, 2014, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Staffing

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor or Administrator. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our advisor. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse our Advisor for costs and expenses incurred by our Advisor for office space rental, office equipment and utilities allocable to our Advisor under the management agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Material Conflicts of Interest

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to a collateralized loan obligation (CLO), THL Credit Wind River 2013-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. We, THL Credit Advisors and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by THL Credit Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.

THL Credit Advisors’ policies are also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other accounts managed by our investment adviser and its affiliates. Generally, under the investment allocation policy, a portion of each opportunity that is appropriate for us and any affiliated fund, which may vary based on asset class and liquidity, among other factors, will be offered to us and such other eligible accounts, as determined by THL Credit Advisors. The investment allocation policy further provides that allocations among us and other eligible accounts will generally be made in accordance with SEC interpretive positions or an exemptive order. THL Credit Advisors seeks to treat all clients fairly and equitably in a manner consistent with its fiduciary duty to each of them; however, in some instances, especially in instances of limited liquidity, the factors may not result in pro rata allocations or may result in situations where certain accounts receive allocations where others do not.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 10, 2013, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 10, 2014 and the date of our 2014 Annual Meeting of Stock holders, which is expected to be held in June 2014. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

Legislation was recently introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of THL Credit and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our investment adviser’s equivalent of a code of ethics under the title of Employee Investment Transaction Policy that was adopted by it under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. You may read and copy our code of ethics and our code of ethics and business conduct at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics and our code of ethics and business conduct are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available on our corporate governance webpage at http://investor.thlcredit.com/governance.

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

Compliance with Corporate Governance Regulations

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

Certain U.S Federal Income Tax Considerations

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our tax earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Our financial condition and results of operations depend on our ability to manage future growth effectively.

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on our investment adviser’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at THL Credit and with the other THL Credit funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, THL Credit will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

In addition, as we grow, we may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. The benchmarks used to determine the floating rates earned on our interest earning investments are LIBOR with maturities that range between one and twelve months and alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of equity and long-term and short-term borrowings to finance our investment activities.

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

There is $232.0 million available to borrow under our revolving credit agreement, or Revolving Facility, and $93.0 million available to borrow under our term loan agreement, or Term Loan Facility.

The Revolving Facility has a maturity date of May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt.

The Term Loan Facility has a maturity date of May 2018. Each of the Revolving Facility and Term Loan Facility, together the Facilities, includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million. ING serves as administrative agent, lead arranger and bookrunner under each of the Facilities. As of December 31, 2013 and 2012 there was $204.3 million and $50.0 million of borrowings outstanding against the Facilities at a weighted average interest rate of 3.63% and 4.21%, respectively. As of December 31, 2103 and 2012, our asset coverage ratio was over 200%. Accordingly, to cover the annual interest on our borrowings outstanding at December 31, 2013 and 2012, at the then current rates, we would have to receive an annual yield of at least 0.28% and 0.15% (net of expenses), respectively. This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” for additional information about the Facilities.

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

The following table is designed to illustrate the effect on return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2013 of $204.3 million at an average interest rate at the time of 3.63%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time.

As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(12.23%)	(6.38%)	(0.53%)	5.31%	11.16%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders,” the “assumed return on the portfolio” is multiplied by the total value of our assets at the beginning of the period ($406.3 million as of December 31, 2012) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($1.9 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period ($347.5 million) to determine the “corresponding return to common stockholders.”

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

Assumed return on portfolio (net of expenses)(1)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(10.55%)	(5.37%)	(0.20%)	4.98%	10.16%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
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

We may default under the Facilities or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2013, substantially all of our assets were pledged as collateral under the Facilities. In the event we default under the Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Facilities or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are subject to security interests under the Facilities and if we default on our obligations under the Facilities we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2013, substantially all of our assets were pledged as collateral under the Facilities. If we default on our obligations under the Facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the Facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Facilities.

Because we use debt to finance our investments and may in the future issue senior securities including preferred stock and debt securities, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments and may in the future issue senior securities including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. For example, to the extent any such instruments were to constitute senior securities under the 1940 Act, we would have to and will comply with the asset coverage requirements thereunder or, as permitted in lieu thereof, place certain assets in a segregated account to cover such instruments in accordance with SEC guidance, including, for example, Investment Company Act Release No. IC-10666, as applicable. There is otherwise no limit as to our ability to enter into such derivative transactions. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to THL Credit Advisors. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

To maintain our qualification as a RIC under the Code, we must meet certain source of income, asset diversification and annual distribution requirements. The annual distribution requirement for a RIC is satisfied if we distribute at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-term capital losses, if any, to our stockholders on an annual basis. To the extent we use debt financing or preferred stock, we may become subject to certain asset coverage ratio requirements and other financial covenants under the terms of our debt or preferred stock, and could in some circumstances also become subject to similar requirements under the 1940 Act, that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. To qualify as a RIC, we must also meet certain asset diversification requirements as the end of each calendar quarter. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because we anticipate that most of our investments will be in private companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we are unable to obtain cash from other sources, or otherwise prohibited from making distributions, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax. If we fail to qualify as a RIC for any reason and become subject to corporate-level income tax, the resulting corporate-level income taxes could substantially reduce our net assets, the amount of income available for distribution and the amount of our distributions.

To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments and contractual PIK, interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash.

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

We depend on the members of senior management of THL Credit Advisors, particularly its Chief Executive Officer and Chief Investment Officer, James K. Hunt, its Co-Presidents, W. Hunter Stropp, Sam W. Tillinghast, and Christopher J. Flynn, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, its Chief Legal Officer, Stephanie Paré Sullivan, collectively, the THL Credit Principals. Messrs. Hunt, Stropp, Tillinghast and Flynn constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals. The THL Credit Investment Principals and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors serves as investment adviser to one or more registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In any such case, if THL Credit Advisors forms other affiliates in the future, it is possible we may co-invest on a concurrent basis with such other affiliates, subject to compliance with applicable regulations and regulatory guidance, as well as applicable allocation procedures. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, THL Credit Advisors and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by THL Credit Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained.

There are potential conflicts of interest between us and the funds managed by us which could impact our investment returns.

THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II LLC, are portfolio companies and are managed by us. As contemplated in the Greenway II LLC limited liability agreement, we established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

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

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to pay dividends.

Our business is dependent on our and third parties’ communications and information systems. Any failure or interruption of those systems, including as a result of the termination of an agreement with any third-party service providers, could cause delays or other problems in our activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•	sudden electrical or telecommunications outages;

•	natural disasters such as earthquakes, tornadoes and hurricanes;

•	disease pandemics;

•	events arising from local or larger scale political or social matters, including terrorist acts; and

•	cyber-attacks.

These events, in turn, could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

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

We are a direct lender to middle market companies, and invest in subordinated, or mezzanine, debt and second lien senior secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans from time to time. From time to time, we will also make direct equity investments in equity of collateralized loan obligations, or CLOs. Investments in CLOs can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 0.90% of the aggregate outstanding amortized cost basis of our portfolio as of December 31, 2013. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

In the future, the federal government may not be able to meet its debt payments unless the federal debt ceiling is raised. In such circumstance, if legislation increasing the debt ceiling is not enacted in a timely manner and the debt ceiling is reached, the federal government may stop or delay making payments on its obligations. A failure by Congress to raise the debt limit would increase the risk of default by the United States on its obligations, as well as the risk of other economic dislocations. In addition, if the U.S. Government fails to complete its budget process or to provide for a continuing resolution before the expiration of a then-in-place continuing resolution, a federal government shutdown may result. Such a failure or the perceived risk of such a failure consequently could have a material adverse effect on the financial markets and economic conditions in the United States and throughout the world. It could also limit our ability and the ability of our portfolio companies to obtain financing, and it could have a material adverse effect on the valuation of our portfolio companies. Consequently, the continued uncertainty in the general economic environment, including the government shutdown in October 2013 and potential debt ceiling implications, as well in specific economies of several individual geographic markets in which our portfolio companies operate, could adversely affect our business, financial condition and results of operations.

Uncertainty about the financial stability of the United States and of several countries in the European Union (EU) could have a significant adverse effect on our business, results of operations and financial condition.

Due to federal budget deficit concerns, S&P downgraded the federal government’s credit rating from AAA to AA+ for the first time in history on August 5, 2011. Further, Moody’s and Fitch have warned that they may downgrade the federal government’s credit rating. Further downgrades or warnings by S&P or other rating agencies, and the government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock.

In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt in Greece, Ireland, Italy, Portugal and Spain, which created concerns about the ability of these nations to continue to service their sovereign debt obligations. Risks and ongoing concerns resulting from the debt crisis in Europe could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in these countries and the financial condition of European financial institutions. Market and economic disruptions have affected, and may continue to affect, consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, among other factors. We cannot assure you that the market disruptions in Europe, including the increased cost of funding for certain governments and financial institutions, will not spread, and we cannot assure you that future assistance packages will be available, or if available, sufficient to stabilize the affected countries and markets in Europe or elsewhere. To the extent uncertainty regarding any economic recovery in Europe continues to negatively impact consumer confidence and consumer credit factors, our business and results of operations could be significantly and adversely affected.

On December 18, 2013, the U.S. Federal Reserve announced that it would scale back its bond-buying program, or quantitative easing, which is designed to stimulate the economy and expand the Federal Reserve’s holdings of long-term securities until key economic indicators, such as the unemployment rate, show signs of improvement. The Federal Reserve signaled it would reduce its purchases of long-term Treasury bonds and would scale back on its purchases of mortgage-backed securities. It is unclear what effect, if any, the incremental reduction in the rate of the Federal Reserve’s monthly purchases will have on the value of our investments. However, it is possible that absent continued quantitative easing by the Federal Reserve, these developments, along with the European sovereign debt crisis, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms.

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

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC in connection with our Term Loan Facility. Under the swap agreement, with a notional value of $50.0 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We may incur greater risk with respect to investments we acquire through assignments or participations of interests.

Although we originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.

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

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. We, THL Credit Advisors and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by THL Credit Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 10, 2013, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make rights offerings to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

Legislation recently was introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provides for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the U.S. Securities and Exchange Commission that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take. As a result, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

We intend to continue to qualify as a RIC under the Code. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC status in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock. See “Item 1 – Business – Certain U.S. Federal Income Tax Considerations”.

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without being taxed at the corporate level, we must maintain our status as a BDC and meet certain source of income, asset diversification and annual distribution requirements and including:

•

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long-

term capital losses, if any, on an annual basis. Because we use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and, thus, become subject to corporate-level income tax.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2013, our net asset value per share was $13.36. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 5, 2014 was $15.47. At our Annual Meeting of Stockholders on June 10, 2013, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 10, 2014 and the date of our 2014 Annual Meeting of Stockholders, which is expected to be held in June 2014. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 10, 2013, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2013 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value. Such authorization expires on the earlier of the one year anniversary of the date of the Annual Meeting and the date of our 2014 Annual Meeting of Stockholders.

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

As of December 31, 2013, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

	High	Low
Fiscal year ended December 31, 2013
First quarter	$16.08	$14.49
Second quarter	$15.77	$14.00
Third quarter	$16.17	$14.75
Fourth quarter	$17.00	$15.27
Fiscal year ended December 31, 2012
First quarter	$13.49	$12.12
Second quarter	$13.50	$12.20
Third quarter	$14.74	$12.88
Fourth quarter	$15.07	$13.03

The last reported price for our common stock on March 5, 2014 was $15.47 per share. As of March 5, 2014, we had 4 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 21, 2010 (initial public offering) through December 31, 2013. The graph assumes that, on April 21, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

We issued a total of 0 shares, 2 shares and 304,093 shares of common stock under our dividend reinvestment plan during the years ended December 31, 2013, 2012 and 2011, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $0.00 million, $0.00 million, and $4.05 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34

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

The tax character of distributions declared and paid in 2013 represented $43.3 million from ordinary income, $0.1 million from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2012 represented $28.5 million from ordinary income, $0.9 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2013 and 2012 were $0.2 million and $0.2 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2013, 2012, 2011, 2010 and for the period from May 26, 2009 (inception through December 31, 2009) in thousands, except for per share data. The Statement of Operations, Per share, and the Statement of Assets and Liabilities data for the years ending 2013, 2012, 2011, 2010 and 2009 has been derived from our financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended				At and for the period from May 26, 2009 (inception) through December 31, 2009
	2013	2012	2011	2010
Statement of Operations data:
Total investment income	$74,650	$53,125	$37,409	$12,325	$—
Incentive fees	10,682	7,017	4,790	—	—
Base management fees	7,521	4,943	4,012	2,697	—
All other expenses	14,547	10,392	7,550	3,598	172
Income tax provision and excise tax	511	581	22	—	—
Net investment income	41,389	30,192	21,035	6,030	(172)
Interest rate derivative periodic interest payments, net	(433)	(180)	—	—	—
Net realized gain on investments	2,604	353	979	—	—
Net change in unrealized appreciation on investments	309	(1,241)	2,121	1,760	—
Net change in unrealized depreciation on interest rate derivative	769	(1,053)	—	—	—
Provision for taxes on unrealized appreciation on investments	(1,960)	(454)	—	—	—
Net increase (decrease) in net assets resulting from operations	42,678	27,617	24,135	7,790	(172)
Per share data:
Net asset value (net deficit) per common share at year end	$13.36	$13.20	$13.24	$13.06	$(10.61)
Market price at year end	16.49	14.79	12.21	13.01	n/a
Net investment income (loss)	1.37	1.38	1.04	0.31	(25.61)
Net realized gain on investments	0.09	0.01	0.05	—	—
Net change in unrealized appreciation on investments	0.01	(0.06)	0.11	0.08	—
Net change in unrealized depreciation on interest rate derivative	0.01	(0.06)	—	—	—
Provision for taxes on unrealized gain on investments	(0.07)	(0.02)	—	—	—
Interest rate derivative periodic interest payments, net	(0.01)	—	—	—	—
Net increase (decrease) in net assets resulting from operations	1.41	1.26	1.20	0.39	(25.61)
Dividends declared	1.43	1.34	1.02	0.30	—

3	For the years ended				At and for the period from May 26, 2009 (inception) through December 31, 2009
	2013	2012	2011	2010
Statement of Assets and Liabilities data at period end:
Total investments at fair value	$648,867	$394,349	$266,993	$153,529	$—
Cash and cash equivalents	7,829	4,819	5,573	110,141	101
Other assets	16,195	7,090	4,583	719	370
Total assets	672,891	406,258	277,149	264,389	471
Loans payable	204,300	50,000	5,000	—	—
Other liabilities	15,649	8,774	4,532	4,373	541
Total liabilities	219,949	58,774	9,532	4,373	541
Total net assets (deficit)	452,942	347,484	267,617	260,016	(70)
Other data:
Weighted average annual yield on debt investments	11.4%	13.7%	13.8%	15.8%	—
Weighted average annual yield on debt and income-producing equity securities	11.7%	13.9%	14.0%	16.6%	—
Number of portfolio investments at year end	54	34	24	13	—

Quarter Ended	Investment Income		Net Investment Income		Net Unrealized Gain (Loss) on Investments		Net Realized Gain on Investments		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes/benefit on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2013	$18,491	$0.55	$9,109	$0.27	$2,431	$0.07	$212	$0.01	$(83)	$0.00	$(977)	($0.03)	$10,692	$0.32
September 30, 2013	19,064	0.56	11,602	0.34	(3,141)	(0.10)	707	0.02	(361)	(0.01)	(1,050)	(0.03)	7,757	0.23
June 30, 2013	22,672	0.84	13,273	0.49	(681)	(0.02)	1,685	0.06	742	0.03	596	0.02	15,615	0.58
March 31, 2013	14,423	0.55	7,405	0.28	1,700	0.06	—	0.00	38	—	(529)	(0.02)	8,614	0.33

Quarter Ended	Investment Income		Net Investment Income		Net Unrealized Gain (Loss) on Investments		Net Realized Gain on Investments		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2012	$16,379	$0.62	$9,028	$0.34	$886	$0.03	$353	$0.01	$(38)	$0.00	$(454)	($0.01)	$9,775	$0.37
September 30, 2012	14,237	0.69	8,477	0.41	(1,687)	(0.07)	—	—	(621)	(0.03)	—	—	6,169	0.31
June 30, 2012	11,759	0.58	6,515	0.32	26	—	—	—	(574)	(0.03)	—	—	5,967	0.29
March 31, 2012	10,750	0.53	6,172	0.31	(466)	(0.03)	—	—	—	—	—	—	5,706	0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments debt and equity securities of middle market companies.

We are a direct lender to middle market companies and invest in subordinated, or mezzanine, debt and second lien secured debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. We may also selectively invest in first lien secured loans that generally have structures with higher interest rates, which include unitranche investments, or loan structures that combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments, including equity investments into or through funds, and we may also selectively invest in more broadly syndicated first lien secured loans and direct equity investments in collateralized loan obligations, or CLOs, from time to time. We may also provide advisory services to managed fund.

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

We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, over an aggregate $1,120 million in commitments into 62 separate portfolio companies through a combination of both initial and follow-on investments. Since inception, we received $488 million from paydowns of investments. The Company alone has received $389 million from paydowns of investments.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level income taxes on any income we distribute to our stockholders.

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2013, we had $648.9 million of portfolio investments (at fair value), which represents a $254.6 million, or 64.6% increase from the $394.3 million (at fair value) as of December 31, 2012. We also increased our portfolio to fifty-four investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of December 31, 2013, from thirty-four portfolio investments, including Greenway, as of December 31, 2012.

At December 31, 2013, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.0 million and $13.9 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $26.6 million. At December 31, 2012, our average portfolio company investment at both amortized cost and fair value was approximately $11.9 million and our largest portfolio company investment by both amortized cost and fair value was approximately $36.1 million.

At December 31, 2013, 59.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40.9% bore interest at fixed rates. At December 31, 2012, 43.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 56.7% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2013	December 31, 2012
First lien secured debt	11.0%	11.5%
Second lien debt	11.3%	13.3%
Subordinated debt	12.1%	15.0%
Investments in funds (1)	12.6%	16.3%
Investment in payment rights(2)	17.0%	16.4%
CLO residual interests(2)	14.0%	15.5%

Debt and income-producing investments	11.7%	13.9%
Debt investments	11.4%	13.7%

(1)	Includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(2)	Yields from investments in payment rights and CLO residual interest represents the implied internal rate of return “IRR” calculation expected from cash flow streams.

As of December 31, 2013 and 2012, portfolio investments, in which we have debt investments, had an average EBITDA of approximately $30 million and $24 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2013 and 2012, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.2 times and 3.8 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of December 31, 2013, excluding investments in Greenway and Greenway II, 78.8% of our portfolio investments are in sponsored investments and 21.2% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2013 have used our capital for change of control transactions (34.6%), acquisitions/growth capital (13.5%), refinancings (13.5%), recapitalizations (21.2%) and other (17.3%). Since inception we have closed portfolio investments with 34 different sponsors.

As of December 31, 2012, excluding investment in Greenway, 75.8% of our portfolio investments are in sponsored investments and 24.2% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2012 have used our capital for change of control transactions (45.4%), acquisitions/growth capital (15.2%), refinancings (6.1%), recapitalizations (21.2%) and other (12.1%).

The following table summarizes the amortized cost and fair value of investments as of December 31, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$261.7	40.5%	$263.1	40.6%
Subordinated debt	162.6	25.2%	156.0	24.0%
Second lien debt	157.2	24.3%	157.9	24.3%
CLO residual interests	37.3	5.8%	37.6	5.8%
Investment in payment rights	12.2	1.9%	13.8	2.1%
Investments in funds	9.4	1.4%	9.5	1.5%
Equity investments	5.5	0.9%	11.0	1.7%

Total investments	$645.9	100.0%	$648.9	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2012 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
Subordinated debt	$184.1	47.1%	$183.3	46.4%
First lien secured debt	101.8	26.0%	102.2	26.0%
Second lien debt	70.6	18.0%	70.0	17.8%
Investment in payment rights	12.3	3.1%	12.3	3.1%
Investments in funds	9.6	2.5%	10.3	2.6%
CLO residual interests	9.4	2.4%	9.4	2.4%
Equity investments	3.9	0.9%	6.8	1.7%

Total investments	$391.7	100.0%	$394.3	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of December 31, 2013 (in millions).

Industry	Cost	Fair Value	% of Net Assets
IT services	$100.5	$101.0	22.31%
Financial services	91.2	90.7	20.02%
Industrials	79.4	79.7	17.61%
Food & beverage	52.8	52.3	11.55%
Healthcare	48.8	50.5	11.14%
Retail & grocery	53.4	50.2	11.07%
Business services	50.9	50.0	11.05%
Manufacturing	48.8	49.0	10.81%
Consumer products	38.1	38.4	8.47%
Energy / utilities	32.4	32.8	7.25%
Media, entertainment and leisure	24.6	29.1	6.42%
Restaurants	20.8	20.8	4.60%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$645.9	$648.9	143.26%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (in millions) (1).

Industry	Cost	Fair Value	% of Net Assets
Healthcare	$55.0	$56.5	16.27%
Consumer products	50.0	50.0	14.39%
Food & beverage	44.1	43.5	12.54%
Industrials	43.1	43.1	12.40%
Manufacturing	39.0	38.1	10.98%
IT services	34.6	34.8	10.01%
Financial services	31.2	31.9	9.19%
Business services	32.5	31.5	9.05%
Retail & grocery	26.5	27.0	7.76%
Media, entertainment and leisure	13.7	15.7	4.51%
Energy / utilities	9.8	9.8	2.81%
Restaurants	8.2	8.4	2.42%
Aerospace & defense	4.0	4.0	1.16%

Total Investments	$391.7	$394.3	113.49%

(1)	We have changed the industry classification of certain investments to conform to new industry classifications adopted as of September 30, 2013.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2013 and 2012 (in millions).

	Years ended December 31,
	2013	2012
New portfolio investments	$373.9	$266.8
Existing portfolio investments
Follow-on investments	28.6	21.2
Delayed draw and revolver investments	3.0	7.2

Total existing portfolio investments	31.6	28.4

Total portfolio investment activity	$405.5	$295.2

Number of new portfolio investments	24	24
Number of existing portfolio investments	13	7

First lien secured debt	$203.5	$102.8
Second lien debt	119.6	41.5
Subordinated debt	49.6	127.0
Investments in funds	1.1	1.2
Investment in payment rights	—	12.5
Equity investments	2.2	0.8
CLO residual interests	29.5	9.4

Total portfolio investments	$405.5	$295.2

Weighted average yield of new debt investments	11.5%	13.7%
Weighted average yield, including all new income-producing investments	11.4%	13.9%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Years ended December 31,
Investment	2013	2012
20-20 Technologies Inc.	$0.4	$—
Adirondack Park CLO Ltd.	0.2	—
Allen Edmonds Corporation	10.0	—
AIM Media Texas Operating, LLC	10.2	0.5
Charming Charlie, Inc.	—	11.6
Chuy’s Opco, Inc.	—	9.2
Copperweld Bimetallics LLC	0.3	—
Connecture, Inc. (d)	1.0	—
CRS Reprocessing, LLC	1.1	3.1
Cydcor LLC (a)	15.4	0.4
Duff & Phelps Corporation	0.1	0.2
Embarcadero Technologies, Inc. (d)	5.1	—
Firebirds International, LLC	8.3	—
Food Processing Holdings, LLC (b)	15.7	12.6
Gold, Inc. (d)	19.8	—
Gryphon Partners 3.5, L.P.	1.3	—
Harrison Gypsum, LLC	1.1	—
Hart InterCivic, Inc.	0.9	0.9
HEALTHCAREfirst, Inc.	0.7	14.1
Hickory Farms, Inc.	—	9.5
Holland Intermediate Acquisition Corp.(d)	7.1	—
IMDS Corporation (e)	13.5	—
Ingenio Acquisition, LLC (d)	1.6	—
JDC Healthcare Management, LLC	—	11.2
LCP Capital Fund LLC	—	3.6
Loadmaster Derrick & Equipment, Inc.	1.9	3.3
MModal MQ Inc.	—	6.9
Oasis Legal Finance Holding Company LLC	9.8	—
Octagon Income Note XIV, Ltd.	1.0	—
Pinnacle Operating Corporation	10.3	—
Pomeroy IT Solutions, Inc	—	18.1
Purple Communications, Inc.	—	11.5
Sheridan Square CLO, Ltd	0.7	—
Surgery Center Holdings, Inc. (c)	19.8	—
T&D Solutions, LLC	—	15.3
Texas Honing, Inc.	—	14.4
Tri Starr Management Services, Inc. (d)	2.4	—
Wingspan Portfolio Holdings, Inc. (d)	7.1	—
YP Equity Investors, LLC (f)	3.4	—
YP Intermediate Holdings Corp.	—	6.5
Broadly syndicated loans (g)	—	24.2

Total (h)	$170.2	$177.1

(a)

Proceeds include $14.3 million received in connection with the prepayment of our initial first lien secured debt investment as part of a refinancing and subsequently closed on a $14.3 million first lien secured debt investment.

(b)

Proceeds include $14.2 million received in connection with the prepayment of our initial first lien secured debt investment as part of a refinancing and subsequently closed on a $21.8 million first lien secured debt investment.

(c)

Proceeds include $19.3 million, including a prepayment premium, received in connection with the prepayment of our subordinated debt investment as part of a refinancing. We subsequently closed on a $14.6 million second lien investment.

(d)	Proceeds received in connection with the sale of investments to Greenway II and co-investors.
(e)	Proceeds include $1.3 million recorded as an escrow receivable.
(f)

Excludes dividend income and realized gains, net of tax received in connection with our equity investment in June 2013. Proceeds shown reflect amounts received in connection with the repayment of our debt investment.

(g)	Investments in broadly syndicated first lien secured term loans in five companies made for short-term investment purposes.
(h)	For the years ended December 31, 2013 and 2012, proceeds included $1.3 million and $2.6 million, respectively, of prepayment premiums.

The frequency or volume of any prepayments may fluctuate significantly from period to period. The level of prepayment and sales activity stayed relatively consistent between the years ended December 31, 2013 and 2012 as the result of portfolio company refinancings reflecting the tightening interest rate environment.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

For the year ended December 31, 2013, we had 5 unsponsored investment transactions compared to only 3 for the year ended December 31, 2012.

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

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to a collateralized loan obligation (CLO), THL Credit Wind River 2013-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

We do not have the ability to redeem our investment in funds but distributions are expected to be received as the underlying investments are expected to be liquidated at the dissolution of the funds, which is anticipated to be between 2014 and 2021.

Greenway

On January 14, 2011, THL Credit Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period. Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of December 31, 2013 and December 31, 2012, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the December 31, 2013 and December 31, 2012 Consolidated Schedule of Investments. As of December 31, 2013, distributions representing 85% of the committed capital of the investor have been made from Greenway. Distributions from Greenway to its members from inception through December 31, 2013 totaled $127.4 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2013, 2012 and 2011, the Company earned $1.6 million, $2.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, $0.2 million and $0.4 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.005 million. Our nominal investment in Greenway II LLC is reflected in the December 31, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members from inception through December 31, 2013 totaled $3.0 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the year ended December 31, 2013, we earned $1.3 million in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013, $0.7 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the year ended December 31, 2013, we recognized $0.1 million in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2013, $0.8 million were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2013 and December 31, 2012, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. Our exposure is limited to the amount of its remaining contributed capital. As of December 31, 2013 and December 31, 2012, the value of our interest in LCP was $8.4 million, and is reflected in the Consolidated Schedules of Investments.

Our contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with us nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. We expect to receive distributions from LCP on a quarterly basis. Such distributions are reflected in our Consolidated Statements of Operations as interest income in the period earned. As of December 31, 2013, LCP has a remaining life of 18 years. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed. We expected that Series 2005-01 would terminate on February 15, 2015 but, on February 3, 2014, LCP was liquidated pursuant to the terms of its governing documents and we received proceeds of $8.4 million, representing the remaining value of our interest.

CLO Residual Interests

As of December 31, 2013, we invested $41.9 million in the CLO residual interests, or subordinated notes, which can also be structured as income notes, of five CLOs. We own between 10.4% and 23.1% of the subordinated notes of these CLOs. These subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625.9 million CLO of Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569.3 million in secured notes issued by the structure. The second investment was in the income notes of a $724.5 million CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $658.7 million in secured notes issued by the structure. The third investment was in the subordinated notes of the $517.0 million CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $463.5 million in secured notes issued by the structure. The fourth investment was in the subordinated notes of a $516.4 million CLO of Dryden 30 Senior Loan Fund. The subordinated notes are subordinated to the claims of $473.2 million in secured notes issued by the structure. The fifth investment was in the subordinated notes of a $441.8 million CLO of Flagship VII, Ltd. The subordinated notes are subordinated to the claims of $402.1 million in secured notes issued by the structure.

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

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation then all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment is accrued on a quarterly basis and paid annually. The payment is allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as an investment in payment rights.

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. As of December 31, 2013 we had assigned an investment score of 4 to three portfolio companies.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.12 at December 31, 2013 and December 31, 2012, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2013 and 2012 (in millions):

	December 31, 2013		December 31, 2012
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$58.9	9.1%	$20.0	5.1%
2(b)	484.5	74.7%	312.4	79.2%
3(c)	72.9	11.2%	55.5	14.1%
4(d)	32.6	5.0%	6.4	1.6%
5	—	—	—	—

Total	$648.9	100.00%	$394.3	100.0%

(a)

As of December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “1” included $8.2 million of loans to companies in which we also hold equity securities.

(b)	As of December 31, 2013 and December 31, 2012, Investment Score “2” included $62.4 million and $49.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2013 and December 31, 2012, Investment Score “3” included $14.5 million and $27.0 million, respectively, of loans to companies in which we also hold equity securities.
(d)

As of December 31, 2013, Investment Score “4” included $10.2 million of loans to companies in which we also hold equity securities. As of December 31, 2012, Investment Score “4” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million. As of December 31, 2012, we had no loans on non-accrual.

Results of Operations

The principal measure of our financial performance is net increase (decrease) in net assets resulting from operations, which includes net investment income (loss), net realized gain (loss), net change in unrealized appreciation (depreciation), interest rate derivative periodic interest payments, net, and provisions for income taxes. Net investment income (loss) is the difference between our income from interest, dividends, fees and other investment income and our operating expenses. Net realized gain (loss) on investments is the difference between the proceeds received from dispositions of portfolio investments and their amortized cost. Net change in unrealized appreciation (depreciation) on investments is the net change in the fair value of our investment portfolio. Net change in unrealized appreciation (depreciation) on interest rate derivative is the net change in the fair value of the interest rate derivative agreement. Interest rate derivative periodic interest payments, net are the difference between the proceeds received or the amounts paid on the interest rate derivative.

Comparison of the Years Ended December 31, 2013, 2012 and 2011

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and notional interest, or equity, of collateralized loan obligation, or CLO, residual interests. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Years ended December 31,
	2013	2012	2011
Interest income on debt securities
Cash interest	$51.7	$36.7	$26.9
Interest earned from bank accounts	—	—	0.1
PIK interest	3.2	4.1	2.6
Prepayment premiums	1.3	2.6	1.1
Accretion of discounts and other fees	4.1	3.6	2.1

Total interest on debt securities	60.3	47.0	32.8
Dividend income	4.1	0.4	0.3
Interest income on other income-producing securities	6.5	2.8	2.1
Fees related to Greenway and Greenway II	3.0	2.6	1.8
Other income	0.8	0.3	0.4

Total	$74.7	$53.1	$37.4

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio and dividends received from our equity investments in YP Equity Investors, LLC, or YP, and Surgery Center Holdings, Inc., or Surgery and Greenway II fees.

The following shows a rollforward of PIK income activity for the years ended December 31, 2013, 2012 and 2011 (in millions):

Accumulated PIK balance at December 31, 2010	$0.9
PIK income capitalized/receivable	2.6

Accumulated PIK balance at December 31, 2011	3.5
PIK income capitalized/receivable	4.1
PIK received in cash from repayments	(1.8)

Accumulated PIK balance at December 31, 2012	5.8
PIK income capitalized/receivable	3.2
PIK received in cash from repayments	(2.9)

Accumulated PIK balance at December 31, 2013	$6.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the years ended December 31, 2013, 2012 and 2011.

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

The following shows the breakdown of expenses for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Years ended December 31,
	2013	2012	2011
Expenses
Incentive fees(a)	$10.7	$7.0	$4.8
Base management fees	7.5	4.9	4.0
Administrator expenses	3.6	3.2	2.9
Credit facility interest and fees	7.1	4.1	1.7
Other expenses	3.9	3.1	3.0

Total expenses before taxes	32.8	22.3	16.4
Income tax provision and excise tax	0.5	0.6	—

Total expenses after taxes	$33.3	$22.9	$16.4

(a)

For the years ended December 31, 2013, 2012 and 2011, incentive fees include the effect of the GAAP incentive fee amounts of $0.3 million, ($0.5) million and $0.8 million, respectively. There can be no assurance that such change in unrealized appreciation (depreciation) will be realized in the future.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees and incentive fees, which was the result of growing the size of our portfolio and resultant performance and credit facility expenses, which was a result of an increase in the credit facility commitments and usage.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $41.4 million, or $1.37 per common share based on a weighted average of 30,286,955 common shares outstanding for the year ended December 31, 2013, as compared to $30.2 million, or $1.38 per common share based on a weighted average of 21,852,197 common shares outstanding for the year ended December 31, 2012 and $21.0 million, or $1.04 per common share based on a weighted average of 20,167,092 common shares outstanding for the year ended December 31, 2011.

The increase in net investment income is primarily attributable to the growth in the portfolio, increase in fees related to our managed funds, and dividend income received from our equity investments in YP.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized net realized gains on our portfolio investments of $2.6 million during the year ended December 31, 2013, related primarily to the proceeds received from YP and Surgery.

We recognized realized gains on our portfolio investments during years ended December 31, 2012 and 2011 of $0.4 million, primarily related to the sale of investments in broadly secured first lien term loans, and $1.0 million related to the sale of our equity ownership in one investment, respectively.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2013, 2012 and 2011 (in millions):

	Years ended December 31,
	2013	2012	2011
Gross unrealized appreciation on investments	$9.1	$4.5	$5.1
Gross unrealized depreciation on investments	(8.8)	(2.8)	(1.2)
Reversal of prior period net unrealized appreciation upon a realization	—	(2.9)	(1.8)

Total	$0.3	$(1.2)	$2.1

The change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized appreciation of investments repaid or recapitalized.

Provision for Taxes on Unrealized Appreciation on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2013 and 2012, the Company recognized a provision for tax on unrealized gain of $2.0 million and $0.5 million for consolidated subsidiaries, respectively. For the years ended December 31, 2011, the Company did not recognize a provision for tax on unrealized gain. As of December 31, 2013 and December 31, 2012, $2.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The increase in provision for tax on unrealized gain relates primarily to the tax characteristics of the proceeds received from YP in June 2013 as well as changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the years ended December 31, 2013 and 2012, the net change of unrealized depreciation on interest rate derivative totaled $0.8 million and ($1.1) million, respectively, which is listed under net change in unrealized depreciation on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the years ended December 31, 2013 and 2012, we realized a loss of $0.4 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $42.7 million, or $1.41 per common share based on a weighted average of 30,286,955 common shares for the year ended December 31, 2013, as compared to $27.6 million, or $1.26 per common share based on a weighted average of 21,852,197 common shares outstanding for the year ended December 31, 2012 and $24.1 million, or $1.20 per common share based on a weighted average of 20,167,092 common shares outstanding for the year ended December 31, 2011.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, dividends and realized gains from Surgery and YP, provision for taxes on unrealized gain on investments as well as changes in the unrealized value of our interest rate derivative.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2013 Annual Stockholder Meeting held on June 10, 2013, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

On June 24, 2013, we received $106.2 million in proceeds, net of offering fees and underwriting discount, from our public equity offering of common stock and used $92.3 million to pay down outstanding amounts on our Revolving Facility.

We borrowed $410.7 million under our Revolving Facility and $43.0 million under our Term Loan Facility for the year ended December 31, 2013 and repaid $299.4 million on our Revolving Facility from proceeds received from the equity offering, term loan and investment income. We borrowed $139.9 million under our Revolving Facility and $50.0 million under our Term Loan Facility for the year ended December 31, 2012 and repaid $144.9 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities used cash of $210.5 million and $95.4 million for the years ended December 31, 2013 and 2012, respectively, primarily in connection with the purchase of portfolio investments. For the year ended December 31, 2013, our financing activities provided cash of $265.3 million from our common stock offering and net borrowings and used cash of $44.7 million for distributions to stockholders and $7.0 million for the payment of financing and offering costs. For the year ended December 31, 2012, our financing activities provided cash of $130.9 million from our common stock offering and net borrowings and used cash of $29.4 million for distributions to stockholders and $6.8 million for the payment of financing and offering costs. For the year ended December 31, 2011, our financing activities provided cash of $5.0 million from net borrowings and used cash of $19.5 million for distributions to stockholders and $2.9 million for the payment of financing and offering costs.

As of December 31, 2013 and December 31, 2012, we had cash of $7.8 million and $4.8 million, respectively. We had no cash equivalents as of December 31, 2013 and December 31, 2012.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the coming quarters.

Credit Facility

There is $232.0 million available to borrow under our revolving credit agreement, or Revolving Facility, and $93.0 million available to borrow under our term loan agreement, or Term Loan Facility.

The Revolving Facility has a maturity date of May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an the interest rate of (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months.

The Term Loan Facility has a maturity date of May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility. We elect the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on our Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400.0 million. The Facilities generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and six months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the year ended December 31, 2013, we borrowed $453.7 million and repaid $299.4 million under the Facilities. For the year ended December 31, 2012, we borrowed $189.9 million and repaid $144.9 million under the Facilities. For the year ended December 31, 2011, the Company borrowed $28.5 million and repaid $23.5 million under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of December 31, 2013 and 2012 (in millions):

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$111.3	3.19%
Term Loan Facility	93.0	93.0	4.17%

Total	$325.0	$204.3	3.63%

As of December 31, 2012
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$140.0	$—	—
Term Loan Facility	50.0	50.0	4.21%

Total	$190.0	$50.0	4.21%

The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $5.6 million and $3.1 million were incurred in connection with the Facilities during the years ended December 31, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2013 is in excess of 200%.

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

For the years ended December 31, 2013 and 2012, we recognized $0.4 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the years ended December 31, 2013 and 2012, we recognized $0.8 million and $(1.1) million of net change in unrealized depreciation from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, our fair value of the swap agreement is $(0.3) million and $(1.1) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2013 and December 31, 2012, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2013	December 31, 2012
Unfunded revolving commitments	$9.2	$10.9
Unfunded delayed draw and capital expenditure facilities	9.5	12.0
Unfunded commitments to investments in funds	4.0	4.0

Total unfunded commitments	$22.7	$26.9

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

The following table summarizes our dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34

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

The tax character of distributions declared and paid in 2013 represented $43.3 million from ordinary income, $0.01 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2013 and 2012 were $0.2 and $0.2 million.

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

The following table shows our contractual obligations as of December 31, 2013 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3years	3 – 5 years	After 5 years
Term Loan Facility	$93.0	—	—	$93.0	—

(1)	Excludes commitments to extend credit to our portfolio companies.

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

Related Party Transactions

Investment Management Agreement

On March 4, 2014, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred base management fees payable to the Advisor of $7.5 million, $4.9 million and $4.0 million, respectively. As of December 31, 2013 and December 31, 2012, $2.2 million and $1.5 million, respectively, was payable to the Advisor.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred $10.4 million, $7.4 million and $3.8 million, respectively, of incentive fees related to ordinary income. As of December 31, 2013 and December 31, 2012, $2.1 million and $2.3 million, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2013 and 2012, $1.3 million and $0.6 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2013, 2012, and 2011, we incurred $0.3 million, $(0.5) million and $0.8 million, respectively, of incentive fees related to the GAAP incentive fee. As of December 31, 2013 and 2012, $0.1 million and $0.4 million, respectively, of GAAP incentive fees incurred by us are not currently payable until the hurdle is met as described below.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2013 and December 31, 2012 was $0 and $0, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, we incurred administrator expenses of $3.6 million, $3.2 million and $2.9 million, respectively. As of December 31, 2013 and December 31, 2012, $0.2 million and $0.3 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of December 31, 2013, $0.01 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. There were no amounts due to affiliate as of December 31, 2012.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of December 31, 2013 and 2012, $1.0 million and $0.4 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2013 and 2012, $0.5 million and $0 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

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

Greenway has $150.0 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of December 31, 2013 and December 31, 2012, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway LLC is reflected in the December 31, 2013 and December 31, 2012 Consolidated Schedule of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2013, 2012 and 2011, we earned $1.7 million, $2.6 million and $1.8 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, $0.2 million and $0.4 million, respectively, of fees related to Greenway were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. Distributions from Greenway to its members from inception through December 31, 2013 totaled $127.4 million.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.005 million. The Company’s nominal investment in Greenway II LLC is reflected in the December 31, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members from inception through December 31, 2013 totaled $3.0 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the year ended December 31, 2013, the Company earned $1.3 million in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013, $0.7 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II determined in accordance with the normal valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the year ended December 31, 2013, the Company recognized $0.1 million in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2013, $0.8 million were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and equity investments of middle market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’ values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

to the extent determined by the audit committee of our board of directors, independent valuation firm engaged by us conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firm and, if necessary, responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firm and the audit committee.

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

Revenue Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. Dividend income is recognized on the ex-dividend date. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

We have investments in our portfolio which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. We will cease accruing PIK interest if there is insufficient value to support the accrual or if it does not expect amounts to be collectible. To maintain our status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash.

We capitalize and amortize upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income.

Interest income from our investment in TRA and CLO residual interest investments are recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our TRA and CLO residual interest investments and will adjust our effective yield periodically as needed.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by us in accordance with the terms of the applicable management or credit agreement.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the years ended December 31, 2013, 2012 and 2011, we incurred excise tax expense of $0.1 million, $0.1 million and $0, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the years ended December 31, 2013 and 2012, we recognized a current income tax provision of $0.4 million and $0.5 million, respectively, which is shown as income tax provision in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received from our equity investment in YP into one of our wholly owned tax blocker corporations and may be subject to further change once tax information is finalized for the year. We did not recognize a current tax expense for the year ended December 31, 2011. As of December 31, 2013, $0.4 million of income tax receivable was included in prepaid expenses and other assets and $0.1 million was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations. As of December 31, 2012, there were no income taxes receivable or payable.

For the years ended December 31, 2013 and 2012, we recognized a provision for tax on unrealized gain on investments of $2.0 million and $0.5 million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. We did not recognize a benefit or provision for tax on unrealized gain on investments for the year ended December 31, 2011. As of December 31, 2013 and December 31, 2012, $2.4 million and $0.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

Recent Developments

From January 1, 2014 through March 7, 2014, we settled five new investments of $39.9 million in the transportation, energy and utilities, food and beverage and financial services industries. Of the $39.9 million of new investments 43.7% were first lien senior secured debt, 50.1% were second lien debt, 4.1% were equity investments and 2.1% were investments in funds. All of the new debt investments were floating rate and had a weighted average yield based upon cost at the time of the investment of 10.2%. One of the new debt investments had a remaining unfunded commitment of $4.6 million.

From January 1, 2014 through March 7, 2014, THL Credit received proceeds of $28.8 million from prepayments or sales of investments in eight companies in the IT services, financial services, healthcare and manufacturing industries, including prepayment premiums of $0.3 million. Of the aggregate principal amount of investments prepaid or sold, 5.8% were first lien senior secured debt, 57.9% were subordinated debt, 29.3% were investment in funds, 3.7% were CLO residual interests and 3.3% was an equity investment. Of the debt investments prepaid, 9.1% were floating rate and 90.9% were fixed rate with a PIK election.

From January 1, 2014 through March 7, 2014, we received proceeds of $2.8 million as part of dividend recapitalization from our equity investments in YP and Surgery. The character of these proceeds as dividends or capital gains will be determined in connection with the closing of the first quarter of 2014.

On March 4, 2014, the Company’s investment management agreement was re-approved by its board of directors.

On March 4, 2014, our board of directors declared a dividend of $0.34 per share payable on March 31, 2014 to stockholders of record at the close of business on March 17, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2013, 38.9%, or twenty-one, of the debt investments in our portfolio bore interest at fixed rates. Twenty-four of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our December 31, 2013 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income
Up 300 basis points	$6.9	$5.0	$1.9
Up 200 basis points	$3.5	$3.5	$—
Up 100 basis points	$0.4	$1.9	$(1.5)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries (together the “Company”) at December 31, 2013 and 2012, and the results of their operations, their changes in net assets, and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the annual report to stockholders. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. Our procedures included confirmation of securities at December 31, 2013 by correspondence with the issuers or custodian, and where replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 7, 2014

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2013	December 31, 2012
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $645,911 and $391,699, respectively)	$648,860	$394,339
Non-controlled, affiliated investments (cost of $7 and $10, respectively)	7	10

Total investments at fair value (cost of $645,918 and $391,709, respectively)	$648,867	394,349
Cash	7,829	4,819
Deferred financing costs	4,604	3,817
Interest receivable	7,225	2,594
Escrow receivable	1,800	—
Due from affiliate	1,025	420
Other deferred costs	825	—
Prepaid expenses and other assets	441	134
Receivable for paydown of investments	275	125

Total assets	$672,891	$406,258

Liabilities:
Loans payable	$204,300	$50,000
Payable for investment purchased	4,400	—
Accrued incentive fees	3,421	3,279
Base management fees payable	2,243	1,514
Accrued expenses	1,617	739
Deferred tax liability	2,414	454
Accrued credit facility fees and interest	567	115
Due to affiliate	474	—
Interest rate derivative	284	1,053
Accrued administrator expenses	158	304
Income taxes payable	71	—
Dividends payable	—	1,316

Total liabilities	219,949	58,774
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 and 26,315 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	34	26
Paid-in capital in excess of par	450,043	343,723
Net unrealized appreciation on investments, net of provision for taxes of $2,414 and $454, respectively	535	2,187
Net unrealized depreciation on interest rate derivative	(284)	(1,053)
Interest rate derivative periodic interest payments, net	(613)	(180)
Accumulated undistributed net realized gains	2,023	348
Accumulated undistributed net investment income	1,204	2,433

Total net assets	452,942	347,484

Total liabilities and net assets	$672,891	$406,258

Net asset value per share	$13.36	$13.20

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$66,787	$49,808	$34,903
Dividend income	4,074	456	280
Other income	790	269	416
From non-controlled, affiliated investment:
Other income	2,999	2,592	1,810

Total investment income	74,650	53,125	37,409
Expenses:
Incentive fees	10,682	7,017	4,790
Base management fees	7,521	4,943	4,012
Credit facility interest and fees	5,623	3,138	1,043
Administrator expenses	3,608	3,225	2,872
Other general and administrative expenses	1,977	1,344	1,321
Amortization of debt issuance costs	1,470	968	687
Professional fees	1,288	1,200	1,092
Directors’ fees	581	517	535

Total expenses	32,750	22,352	16,352
Income tax provision and excise tax	511	581	22

Net investment income	41,389	30,192	21,035
Realized and Unrealized Gain on Investments:
Net realized gain on non-controlled, non-affiliated investments	2,604	353	979
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	309	(1,240)	2,120
Non-controlled, affiliated investments	—	(1)	1

Net change in unrealized appreciation on investments	309	(1,241)	2,121

Net realized and unrealized (loss) gain from investments	2,913	(888)	3,100
Provision for taxes on unrealized gain on investments	(1,960)	(454)	—
Interest rate derivative periodic interest payments, net	(433)	(180)
Net change in unrealized depreciation on interest rate derivative	769	(1,053)	—

Net increase in net assets resulting from operations	$42,678	$27,617	$24,135

Net investment income per common share:
Basic and diluted	$1.37	$1.38	$1.04
Net increase in net assets resulting from operations per common share:
Basic and diluted	$1.41	$1.26	$1.20
Weighted average shares of common stock outstanding:
Basic and diluted	30,287	21,852	20,167

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the years ended December 31,
	2013	2012	2011
Increase in net assets from operations:
Net investment income	$41,389	$30,192	$21,035
Interest rate derivative periodic interest payments, net	(433)	(180)	—
Net realized gain on investments	2,604	353	979
Net change in unrealized appreciation on investments	309	(1,241)	2,121
Provision for taxes on unrealized appreciation on investments	(1,960)	(454)	—
Net change in unrealized appreciation on interest rate derivative	769	(1,053)	—

Net increase in net assets resulting from operations	42,678	27,617	24,135
Distributions to stockholders
Distributions to stockholders from net investment income	(42,999)	(28,493)	(20,583)
Distributions to stockholders from net realized gains	(400)	(918)	—

Total distributions to stockholders	(43,399)	(29,411)	(20,583)
Capital share transactions:
Issuance of common stock	110,966	85,879	—
Less offering costs	(4,787)	(4,218)	—
Reinvestment of dividends	—	—	4,049

Net increase in net assets from capital share transactions	106,179	81,661	4,049

Total increase in net assets	105,458	79,867	7,601
Net assets at beginning of period	347,484	267,617	260,016

Net assets at end of period	$452,942	$347,484	$267,617

Common shares outstanding at end of period	33,905	26,315	20,220

Capital share activity:
Shares sold	7,590	6,095	—
Shares issued from reinvestment of dividends	—	—	304

Net increase in capital activity	7,590	6,095	304

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net increase in net assets resulting from operations	$42,678	$27,617	$24,135
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	(309)	1,241	(2,121)
Unrealized (appreciation) depreciation on interest rate derivative	(769)	1,053	—
Purchases of investments	(411,135)	(298,493)	(141,818)
Proceeds from sale and paydown of investments	168,824	177,671	34,892
Increase in investments due to PIK	(3,250)	(4,027)	(2,550)
Amortization of deferred financing costs	1,470	968	687
Accretion of discounts on investments and other fees	(4,397)	(3,615)	(2,124)
Increase in interest receivable	(4,631)	(1,154)	(808)
Increase in escrow receivable	(1,800)	—	—
(Increase) decrease in due from affiliate	(605)	91	(512)
Increase in other deferred costs	(825)	—	—
(Increase) decrease in prepaid expenses and other assets	(307)	108	(98)
Increase in accrued expenses	878	216	240
Increase in accrued credit facility fees and interest	452	110	5
Increase in income taxes payable	71	—	—
Increase in deferred tax liability	1,960	454	—
Increase in base management fees payable	729	501	34
(Decrease) increase in accrued administrator expenses	(146)	(34)	172
Increase in incentive fees payable	142	589	2,689
Increase in dividends payable	—	1,316	—
Increase (decrease) in due to affiliate	474	(21)	6

Net cash used in operating activities	(210,496)	(95,409)	(87,171)

Cash flows from financing activities
Borrowings under credit facility	453,700	189,900	28,500
Repayments under credit facility	(299,400)	(144,900)	(23,500)
Issuance of shares of common stock	110,966	85,879	—
Distributions paid to stockholders	(44,715)	(29,411)	(19,522)
Financing and offering costs paid	(7,045)	(6,813)	(2,875)

Net cash provided by, (used for) financing activities	213,506	94,655	(17,397)

Net increase (decrease) in cash and cash equivalents	3,010	(754)	(104,568)
Cash and cash equivalents, beginning of year	4,819	5,573	110,141

Cash and cash equivalents, end of year	$7,829	$4,819	$5,573

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$3,770	$1,499	$21
Income taxes paid	$646	$457	$—

Non-cash financing activities:

For the years ended December 31, 2013, 2012 and 2011, 0 shares, 2 shares and 304,093 shares, respectively, of common stock were issued in connection with dividend reinvestments of $0, $0 and $4,049, respectively.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —143.26% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	13.6%(5)	09/12/12	09/12/17	$13,650	$13,378	$13,582

						13,378	13,582
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(12)	03/27/13	04/15/24	—	$9,171	$9,110

						9,171	9,110
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$1,000

						764	1,000
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,894	$3,970
Class A Warrants(9)			09/07/11	—	512	113	135
Series A Preferred Stock(9)			09/17/13	—	225	169	255

						4,176	4,360
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,189	$7,189

						7,189	7,189
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.5%)	06/27/13	06/27/20	$15,000	$14,860	$15,150

						14,860	15,150
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,303	$10,237
Warrant for Class B			11/3/2010	—	156,552	349	—

						13,652	10,237
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/13	12/31/19	$27,000	$26,595	$26,595

						26,595	26,595
Connecture, Inc.
Second Lien Term Loan	Healthcare	10.0% (LIBOR + 9.0%)	03/18/13	07/15/18	$7,000	$6,875	$7,000

						6,875	7,000
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,725	$20,863	$20,863

						20,863	20,863
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,060

						16,181	16,060
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR + 9.5%)	06/16/11	06/16/15	$17,647	$17,588	$17,647

						17,588	17,647
Cydcor LLC
Senior Secured Term Loan (20)	Business services	9.8% (LIBOR +7.3%)	06/17/13	06/12/17	$13,442	$13,442	$13,442

						13,442	13,442

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,447	$14,223	$14,375

						14,223	14,375
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$9,128	$9,300

						9,128	9,300
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.2%(12)	06/01/12	12/31/29	—	$12,163	$13,844
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$249	252	249

						12,415	14,093
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.7% (5)	02/15/13	12/28/17	$9,817	$9,692	$9,743

						9,692	9,743
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5% (6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	$18,988	$18,821

						18,988	18,821
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (13) (PIK)	01/17/12	07/17/16	$8,595	$7,652	$6,601

						7,652	6,601
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11		1,906	$191	$257

						191	257
Flagship VII, Ltd.
Subordinated Notes, Residual Interest (4)	Financial services	13.9% (12)	12/18/13	01/20/26	—	$4,400	$4,400

						4,400	4,400
Food Processing Holdings, LLC
Senior Secured Term Loan (14)	Food & beverage	10.5% (LIBOR +9.5%)	10/31/13	10/31/18	$22,202	$21,770	$21,770
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR +9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10		162.44	163	202
Class B Units(9)			04/20/10		406.09	408	150

						22,341	22,122
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13		—	$801	$801

						801	801
Gold, Inc.
Subordinated Term Loan	Consumer products	11.0%	12/31/12	06/30/19	$16,788	$16,788	$16,788

						16,788	16,788
Gryphon Partners 3.5, L.P.
Partnership interest (16)	Financial services		11/20/12	12/21/18	—	$199	$384

						199	384

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,369	$24,065	$24,247

						24,065	24,247
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	11.5% (LIBOR + 9.0% and 1% PIK)(6)	07/01/11	07/01/16	$8,696	$8,597	$8,522
Senior Secured Revolving Loan(10)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$800	770	800

						9,367	9,322
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.9%(5)	08/31/12	08/30/17	$9,175	$8,958	$8,624

						8,958	8,624
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%) 10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,751	$24,227
Senior Secured Revolving Loan(10)			05/29/13	05/29/18	—	—	—

						23,751	24,227
Hostway Corporation
Senior Secured Term Loan	IT services	6.0% (LIBOR + 4.8%) 10.0% (LIBOR + 8.8%)	12/27/13	12/13/19	$10,000	$9,900	$9,900
Second Lien Term Loan			12/27/13	12/13/20	$12,000	11,760	11,760
Class A Common Equity (9)			12/27/13	—	20	200	200
Class A Preferred Equity (9)			12/27/13	—	2	1,800	1,800

						23,660	23,660
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	12.8% (6) (11.3% Cash and 1.5% PIK)	05/09/13	05/09/18	$9,606	$9,433	$9,558

						9,433	9,558
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare		04/20/10		1,393	$1,393	$938

						1,393	938
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%) 9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,178	$12,931	$12,947
Senior Secured Revolving Loan(10)			08/08/13	08/08/18	$1,478	1,451	1,478

						14,382	14,425
LCP Capital Fund LLC
Member interest(8)(15)(16)	Financial services	12.6%(12)	04/20/10	02/15/15	$8,354	$8,354	$8,354

						8,354	8,354

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%) 9.3% (LIBOR + 8.3%) 9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,642	$8,608
Senior Secured Revolving Loan(10)			09/28/12	09/28/17	—	—	—
Senior Secured Delayed Draw Term Loans(10)			09/28/12	09/28/17	—	—	—

						8,642	8,608
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,890	$8,778	$8,445

						8,778	8,445
NCM Group Holdings, LLC
Senior Secured Term Loan	Industrials	12.5% (LIBOR + 11.5%)	08/29/13	08/29/18	$26,727	$25,711	$26,193

						25,711	26,193
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,943	$13,676	$13,676

						13,676	13,676
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(12)	12/19/12	01/15/24	—	$8,579	$8,656

						8,579	8,656
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,162	$14,974	$14,480
Warrant for Common			10/07/10	—	—	—	—

						14,974	14,480
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	09/18/12	05/18/17	$16,500	$16,209	$16,830

						16,209	16,830
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	$11,233	$11,426
Subordinated Term Loan		17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,904	1,879	1,904

						13,112	13,330
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2% (12)	03/12/13	04/15/25	—	$6,064	$6,152

						6,064	6,152

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,587	$20,587

						20,587	20,587
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$15,000	$14,652	$15,000
Member interest(8)(9)			04/20/10		469,673	—	2,000

						14,652	17,000
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,307	$17,981	$17,941

						17,981	17,941
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$14,411	$14,252	$14,122

						14,252	14,122
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,561	$11,625

						11,561	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,861	$11,165

						10,861	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5% (19)	05/21/13	11/21/16	$18,768	$18,447	$15,765

						18,447	15,765
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$4,100

						—	4,100

Non-controlled/non- affiliated investments — 143.26% of net asset value						$645,911	$648,860

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/affiliated investments —0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/2021	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/2021	—	$2	$2

						2	2

Total investments—143.26% of net asset value						$645,918	$648,867

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(284)

Total derivative instruments— 0.06% of net asset value						$—	$(284)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)

Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2013. These variable rates reset monthly or quarterly, subject to interest rate floors.

(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2013.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

(13)

Loan was on non-accrual status as of December 31, 2013. Issuer’s contractual rate is 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15%.

(14)	Debt investment interest held in companies related to the portfolio company.
(15)

The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.

(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of December 31, 2013. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Certain interest payments have been deferred until April 15, 2014.
(20)	Of the $13,442 senior secured term loans outstanding, $11,981 is based in the United States and $1,461 is based in Canada.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Non-controlled/non-affiliated investments—113.49% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT Services	13.2%(5) (LIBOR + 11.0%)	09/12/12	09/12/17	$14,000	$13,666	$13,666

						13,666	13,666
AIM Media Texas Operating, LLC
Second Lien Loan	Media, entertainment and leisure	16.0%	06/21/12	06/21/17	$9,976	9,743	9,775
Member interest(7)(8)			06/21/12	—	0.763636	764	764

						10,507	10,539
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	3,854	3,900
Class A Warrants(9)			09/07/11	—	511,812	113	120
Senior Secured Delayed Draw Term Loans(10)		11.0%	09/07/11	03/07/16	—	—	—

						3,967	4,020
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	16.0% (14.0% Cash and 2.0% PIK)	11/03/10	11/03/15	$13,582	13,176	13,480
Warrant for Class B			11/03/10	—	156,552	349	350

						13,525	13,830
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	15% (12.5% Cash and 2.5% PIK)	08/13/10	02/13/16	$16,079	15,871	15,758

						15,871	15,758
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	06/16/11	06/16/15	$8,438	8,327	8,375

						8,327	8,375
Cydcor LLC
Senior Secured Term Loan	Business services	12.3% (LIBOR +9.8%)	09/18/12	09/17/16	$14,649	14,270	14,270

						14,270	14,270
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,158	13,893	13,946

						13,893	13,946
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights	Financial services	16.4%(12)	06/01/12	12/31/29	—	12,262	12,262

						12,262	12,262

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (13) (PIK)	01/17/12	07/17/16	$7,479	7,358	6,357

						7,358	6,357
Firebirds International, LLC
Senior Secured Term Loan	Restaurants	10.5%	05/17/11	05/17/16	$8,200	8,080	8,200
Senior Secured Revolving Loan(14)(15)		(LIBOR + 9.0)	05/17/11	05/17/16	—	(67)	—
Common stock(9)		10.5% (LIBOR + 9.0)	05/17/11	—	1,906	191	215

						8,204	8,415
Food Processing Holdings, LLC
Senior Subordinated Note (16)	Food & beverage	15.0%(6) (12.0% Cash and 3.0% PIK)	02/28/12	08/28/17	$13,847	13,727	13,397
Class A Units(9)			04/20/10	—	162.44	163	181
Class B Units(9)			04/20/10	—	406.09	408	150

						14,298	13,728
Gold, Inc.
Subordinated Term Loan	Consumer products	15.0%(6) (13.0% Cash and 2.0% PIK)	12/31/12	12/31/17	$36,800	36,064	36,064

						36,064	36,064
Gryphon Partners 3.5, L.P.
Partnership interest	Financial services		11/20/12	12/21/18	—	1,195	1,895

						1,195	1,895
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$25,380	25,001	25,001

						25,001	25,001
Hart InterCivic, Inc.
Senior Secured Term Loan	IT Services	10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$9,595	9,450	9,499
Senior Secured Revolving Loan(10)(15)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$—	(42)	—

						9,408	9,499
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.5%(5) (LIBOR + 10.0%)	08/31/12	08/30/17	$9,875	9,594	9,594

						9,594	9,594
IMDS Corporation
Subordinated Term Loan	Healthcare	15.5%(6) (12.5% Cash and 3.0% PIK)	05/02/12	11/02/17	$13,266	12,967	12,404

						12,967	12,404

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Cost	Fair Value
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare	N/A	04/20/10	—	1,393	1,393	1,388

						1,393	1,388
LCP Capital Fund LLC
Member interest(8)(17)(18)	Financial services	16.2%(19)	04/20/10	02/15/15	$8,354	8,354	8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR +8.3%)	09/28/12	09/28/17	$9,709	9,462	9,462
Senior Secured Revolving Loan(10)		9.3% (LIBOR +8.3%)	09/28/12	09/28/17	$290	290	290
Senior Secured Delayed Draw Term Loans		9.3% (LIBOR +8.3%)	09/28/12	09/28/17	$—	—	—

						9,752	9,752
Marine Acquisition Corp . (Teleflex Marine)
Senior Subordinated Note	Manufacturing	13.5%(6)	09/18/12	05/18/17	$16,500	16,146	16,170

						16,146	16,170
Martex Fiber Southern Corp .
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,756	8,632	8,580

						8,632	8,580
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(20)	12/19/12	01/15/24	$10,000	9,400	9,400

						9,400	9,400
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$14,784	14,510	13,601
Warrant for Common			—	—	—	—	—

						14,510	13,601
Pinnacle Operating Corporation
Senior Secured Term Loan	Industrials	11.5% (LIBOR + 10.3%)	11/26/12	05/15/19	$10,000	9,508	9,508

						9,508	9,508
Sheplers, Inc.
Second Lien Term Loan(7)	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	11,182	11,369
Mezzanine Loan(7)		17.0%(21) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,776	1,747	1,768

						12,929	13,137

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

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

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2012

(dollar amounts in thousands)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(1,053)

Total derivative instruments—(0.30)% of net asset value						$—	$(1,053)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
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

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2013

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or the Code, as amended. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

On June 24, 2013, the Company closed a public equity offering selling 7,590 shares of its common stock through a group of underwriters at a price of $14.62 per share, less an underwriting discount and offering expenses, and received $106,179 in net proceeds.

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

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc. and THL Corporate Finance, LLC, its wholly owned subsidiary, serves as the administrative agent on certain investment transactions.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2013 and December 31, 2012.

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

Escrow Receivable

Escrow receivable represents the Company’s claims to amounts set aside for indemnification claims or purchase price adjustments from the sale of certain investments. Escrow receivable is presented at net realizable value on the Consolidated Statements of Assets and Liabilities. There is a risk that some or all of the escrow amounts might not be ultimately collected by the Company. A current claim against the escrow in excess of the company’s reserve against the receivable will be arbitrated.

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

Partial Loan Sales

The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of asset and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 6, Credit Facility.

Valuation of Investments

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are not considered to be the best estimate of fair value, are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

•

the audit committee of the Company’s board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firm to reflect any comments; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor and the respective independent valuation firms.

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

As of December 31, 2013, the Company had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,838. As of December 31, 2012, the Company had no loans on non-accrual.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2013, 2012, and 2011:

Accumulated PIK balance at December 31, 2010	$935
PIK income capitalized/receivable	2,553

Accumulated PIK balance at December 31, 2011	3,488
PIK income capitalized/receivable	4,124
PIK received in cash from repayments	(1,805)

Accumulated PIK balance at December 31, 2012	5,807
PIK income capitalized/receivable	3,179
PIK received in cash from repayments	(2,922)

Accumulated PIK balance at December 31, 2013	$6,064

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2013, 2012 and 2011.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by the Company per the terms of the applicable management or credit agreements.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$262,965	$—	$—	$262,965
Subordinated debt	155,979	—	—	155,979
Second lien debt	157,878	—	—	157,878
CLO residual interests	37,618	—	—	37,618
Investment in payment rights	13,844	—	—	13,844
Investments in funds	9,546	—	—	9,546
Equity investments	11,037	—	—	11,037

Total investments	$648,867	$—	$—	$648,867

Interest rate derivative	(284)	—	(284)	—

Total liability at fair value	$(284)	$—	$(284)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2012:

Description	Fair Value	Level 1	Level 2	Level 3
Subordinated debt	$183,319	$—	$—	$183,319
First lien secured debt	102,256	—	—	102,256
Second lien debt	70,035	—	—	70,035
Investments in payment rights	12,262	—	—	12,262
Investments in funds	10,259	—	—	10,259
CLO residual interest	9,400	—	—	9,400
Equity investments	6,818	—	—	6,818

Total investments	$394,349	$—	$—	$394,349

Interest rate derivative	(1,053)	—	(1,053)	—

Total liability at fair value	$(1,053)	$—	$(1,053)	$—

The following is a summary of the industry classification in which the Company invests as of December 31, 2013:

Industry	Cost	Fair Value	% of Net Assets
IT services	100,501	101,023	22.31%
Financial services	91,242	90,698	20.02%
Industrials	79,418	79,748	17.61%
Food & beverage	52,774	52,304	11.55%
Healthcare	48,790	50,472	11.14%
Retail & grocery	53,358	50,163	11.07%
Business services	50,941	50,029	11.05%
Manufacturing	48,770	48,956	10.81%
Consumer products	38,200	38,352	8.47%
Energy / utilities	32,393	32,835	7.25%
Media, entertainment and leisure	24,578	29,083	6.42%
Restaurants	20,778	20,844	4.60%
Aerospace & defense	4,175	4,360	0.96%

Total Investments	$645,918	$648,867	143.26%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2013:

Region	Cost	Fair Value	% of Net Assets
Northeast	$138,835	$140,292	30.97%
West	126,770	128,423	28.35%
Midwest	124,248	124,817	27.56%
Southwest	119,357	116,573	25.74%
Southeast	109,679	114,943	25.38%
International	13,378	13,582	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$645,918	$648,867	143.26%

The following is a summary of the industry classification in which the Company invests as of December 31, 2012 (1):

Industry	Cost	Fair Value	% of Net Assets
Healthcare	$55,080	$56,558	16.27%
Consumer Products	49,957	50,010	14.39%
Food & beverage	44,124	43,559	12.54%
Industrials	43,142	43,089	12.40%
Manufacturing	38,982	38,145	10.98%
IT services	34,621	34,790	10.01%
Financial services	31,221	31,921	9.19%
Business services	32,464	31,462	9.05%
Retail & grocery	26,455	26,967	7.76%
Media, entertainment and leisure	13,742	15,661	4.51%
Energy / Utilities	9,752	9,752	2.81%
Restaurants	8,203	8,415	2.42%
Aerospace & defense	3,966	4,020	1.16%

	$391,709	$394,349	113.49%

(1)	The Company has changed the industry classification of certain investments to conform to new industry classifications adopted as of September 30, 2013.

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2012:

Region	Cost	Fair Value	% of Net Assets
Southeast	$101,401	$104,146	29.98%
West	87,804	88,635	25.51%
Northeast	38,659	38,607	11.11%
Southwest	73,786	72,432	20.84%
Midwest	62,867	63,033	18.14%
International	13,666	13,666	3.93%
Northwest	13,526	13,830	3.98%

Total Investments	$391,709	$394,349	113.49%

The following table rolls forward the changes in fair value during the year ended December 31, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1 2013	$102,256	$70,035	$183,319	$10,259	$6,818	$12,262	$9,400	$394,349
Purchases	203,789	129,343	49,645	1,076	2,169	—	29,514	415,536
Sales and repayments	(45,377)	(44,167)	(75,754)	(1,273)	(469)	(100)	(1,834)	(168,974)
Unrealized appreciation (depreciation)(1)	909	1,188	(5,748)	(516)	2,519	1,682	275	309
Net amortization of premiums, discounts and fees	1,235	1,062	1,837	—	—	—	263	4,397
PIK	153	417	2,680	—	—	—	—	3,250

Ending balance, December 31, 2013	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$1,098	$1,304	$(6,086)	$(515)	$2,519	$1,682	$275	$277

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the year ended December 31, 2012 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO Residual interest	Totals
Beginning balance, January 1, 2012	$89,488	$60,125	$101,842	$12,011	$3,527	$—	$—	$266,993
Purchases	102,786	41,531	130,313	1,199	764	12,500	9,400	298,493
Sales and repayments	(90,775)	(32,045)	(50,830)	(3,650)	—	(238)		(177,538)
Unrealized appreciation (depreciation)(1)	(593)	(1,043)	(2,831)	699	2,527	—	—	(1,241)
Net amortization of premiums, discounts and fees	1,183	836	1,596	—	—	—	—	3,615
PIK	167	631	3,229	—	—	—	—	4,027

Ending balance, December 31, 2012	$102,256	$70,035	$183,319	$10,259	$6,818	$12,262	$9,400	$394,349

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$477	$(295)	$(1,196)	$699	$2,527	$—	$—	$2,212

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$262,965	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	157,878	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	155,979	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 17% (15%)
Investments in funds	8,361	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	1,185	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	10,100	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.4x (7.1x)
	937	Recent transaction	Sale price	N/A
Investment in payment rights(2)	13,844	Discounted cash flows (income approach)	Weighted average cost of capital (WACC) Federal tax rates	14% - 15% (15%) 35% - 40% (38%)
CLO residual interests	37,618	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$648,867

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2012:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$102,256	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Second lien debt	70,035	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 16% (15%)
Subordinated debt	183,319	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investments in funds	8,364 1,895	Discounted cash flows (income approach) Net asset value, as a practical expedient	Weighted average cost of capital (WACC) Net asset value	14% - 18% (16%) N/A
Equity investments	6,818	Market comparable companies (market approach)	EBITDA multiple	5.0 - 5.7 (5.3)
Investment in payment rights(2)	12,262	Discounted cash flows (income approach)	Weighted average cost of capital (WACC) and federal tax rates	14% - 18% (16%)
CLO residual interest	9,400	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)

Total investments	$394,349

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
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

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments is the EBITDA multiple adjusted by management for differences between the investment and referenced comparables, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 17 years. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than.

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

The Company does not have the ability to redeem its investment in funds but distributions are expected to be received until the dissolution of the funds, which is anticipated to be between 2014 and 2021, as the underlying investments are expected to be liquidated.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2013, and December 31, 2012, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the December 31, 2013 and December 31, 2012 Consolidated Schedule of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2013, 2012 and 2011 the Company earned $1,692, $2,592 and $1,809, respectively, in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, $240 and $402 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,505 of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the December 31, 2013 Consolidated Schedule of Investments. Greenway II LLC is managed by the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the year ended December 31, 2013, the Company earned $1,307 in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2013, $760 of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19,533, to Greenway II determined in accordance with the normal valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the year ended December 31, 2013, the Company recognized $75 in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2013, $825 was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of December 31, 2013 and 2012, the Company has contributed $12,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,646 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps. The Company’s exposure is limited to the amount of its remaining contributed capital. As of December 31, 2013 and 2012, the value of the Company’s interest in LCP was $8,354, and is reflected in the Consolidated Schedules of Investments.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expects to receive distributions from LCP on a quarterly basis. Such distributions are reflected in the Company’s Consolidated Statements of Operations as interest income in the period earned. As of December 31, 2013, LCP has a remaining life of 18 years. Regardless of the date of dissolution, LCP has the right to receive amounts held in the collateral account if there is an event of default under LCP’s operative agreements. LCP may have other series which will have investments in other SPEs to which we will not be exposed. The Company expected that Series 2005-01 would terminate on February 15, 2015; however, on February 3, 2014, LCP was liquidated and the Company received proceeds of $8,354, which is the remaining value of the Company’s interest.

CLO Residual Interests

The Company invested $41,851 in the CLO residual interests, or the subordinated notes, which can also be structured as income notes, of five CLOs. The Company owns between 10.4% and 23.1% of the subordinated notes of these CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The first investment was in the income notes of a $625,900 CLO of Octagon Investment Partners XIV, Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. The subordinated notes are subordinated to the claims of $569,250 in secured notes issued by the structure. The second investment was in the income notes of a $724,534 CLO of Sheridan Square CLO Ltd. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class.

The subordinated notes are subordinated to the claims of $658,700 in secured notes issued by the structure. The third investment was in the subordinated notes of the $517,000 CLO of Adirondack Park CLO Ltd. There is only one class of subordinated notes that are subordinated to the claims of $463,500 in secured notes issued by the structure. The fourth investment was in the subordinated notes of a $516,400 CLO of Dryden 30 Senior Loan Fund. The subordinated notes are subordinated to the claims of $473,150 in secured notes issued by the structure. The fifth investment was in the subordinated notes of a $441,810 CLO of Flagship VII, Ltd. The subordinated notes are subordinated to the claims of $402,100 in secured notes issued by the structure.

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

Income Taxes, Including Excise Tax

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code. Accordingly, the Company is not subject to federal income tax on the portion of its taxable income and gains distributed to stockholders.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Dividends, for a summary of the dividends paid. For the years ended December 31, 2013, 2012 and 2011, the Company incurred excise tax expense of $175, $125 and $22, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the years ended December 31, 2013 and 2012, the Company recognized a current income tax provision of $336 and $456, respectively, which is shown as income tax (benefit) provision in the Consolidated Statements of Operations. These income taxes relate primarily related to the proceeds received in June 2013 from its equity investment in YP Equity Investors, LLC into one of the Company’s wholly owned tax blocker corporations and may be subject to further change once tax information is finalized for the year. The Company did not recognize current tax expense for the year ended December 31, 2011. As of December 31, 2013, $381 of income tax receivable was included in prepaid expenses and other assets and $71 was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations. As of December 31, 2012, there were no income taxes receivable or payable.

For the years ended December 31, 2013 and 2012, the Company recognized a provision for tax on unrealized gain on investments of $1,960 and $454, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. The Company did not recognize a benefit or provision for tax on unrealized gain on investments during the year ended December 31, 2011. As of December 31, 2013 and December 31, 2012, $2,414 and $454, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. As such, the Company anticipates no impact from adopting this standard on the Company’s consolidated financial results. The Company is currently assessing the additional disclosure requirements. ASU 2013-08 will be effective for interim and annual reporting periods in fiscal years that begin after December 15, 2013.

3. Related Party Transactions

Investment Management Agreement

On March 4, 2014, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2013, 2012 and 2011 the Company incurred base management fees of $7,521, $4,943, and $4,012, respectively. As of December 31, 2013 and December 31, 2012, $2,243 and $1,514, respectively, was payable to the Advisor.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred $10,414, $7,442 and $3,818, respectively, of incentive fees related to ordinary income. As of December 31, 2013 and December 31, 2012, $2,074 and $2,296, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2013 and 2012, $1,277 and $630, respectively, of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses and unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP incentive fee”). There can be no assurance that unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods.

For the years ended December 31, 2013, 2012, and 2011, we incurred $268, $(459), and $776, respectively, of incentive fees related to the GAAP incentive fee. As of December 31, 2013 and 2012, $70 and $353, respectively, of GAAP incentive fees incurred by the Company are not currently payable until the hurdle is met as described below.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. The capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2013 and 2012 was $0 and $35, respectively.

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

For the years ended December 31, 2013, 2012 and 2011, the Company incurred administrator expenses of $3,608, $3,225 and $2,872, respectively. As of December 31, 2013 and December 31, 2012, $158 and $304, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2013 and December 31, 2012, $14 and $0, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2013 and December 31, 2012, $1,011 and $411 of total fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2013 and 2012, $463 and $0 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

4. Realized Gains and Losses on Investments

The Company recognized net realized gains on its portfolio investments of $2,604 during the year ended December 31, 2013 related primarily to distributions from equity investments. The Company recognized realized gains on its portfolio investments during the years ended December 31, 2012 and 2011 of $353 and $979, respectively.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the ended December 31,
	2013	2012	2011
Numerator—net increase in net assets resulting from operations:	$42,678	$27,617	$24,135
Denominator—basic and diluted weighted average common shares:	30,287	21,852	20,167
Basic and diluted net increase in net assets per common share resulting from operations:	$1.41	$1.26	$1.20

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

There is $232,000 available to borrow under the Company’s revolving credit agreement, or Revolving Facility, and $93,000 million available to borrow under the Company’s term loan agreement, or Term Loan Facility.

The Revolving Facility has a maturity date of May 2017 (with a one year term out period beginning in May 2016). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of (i) when the facility is more than or equal to 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, (ii) when the facility is more than or equal to 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.00%, (iii) when the facility is less than 35% drawn and the step-down condition is satisfied, LIBOR plus 2.75%, and (iv) when the facility is less than 35% drawn and the step-down condition is not satisfied, LIBOR plus 3.25%. The non-use fee is 1.00% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Facility has a maturity date of May 2018. The Term Loan bears interest at LIBOR plus 4.00% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Amendment). The Company elects the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $400,000.

The Facilities generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and six months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the year ended December 31, 2013, the Company borrowed $453,700 and repaid $299,400 under the Facilities. For the year ended December 31, 2012, the Company borrowed $189,900 and repaid $144,900 under the Facilities. For the year ended December 31, 2011, the Company borrowed $28,500 and repaid $23,500 under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of December 31, 2013 and 2012:

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$111,300	3.19%
Term Loan Facility	93,000	93,000	4.17%

Total	$325,000	$204,300	3.63%

As of December 31, 2012
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$140,000	$—	—
Term Loan Facility	50,000	50,000	4.21%

Total	$190,000	$50,000	4.21%

As of December 31, 2013 and December 31, 2012, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2013 and December 31, 2012, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $5,623, $3,138 and $1,043 were incurred in connection with the Facilities during the years ended December 31, 2013, 2012 and 2011, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2013 is in excess of 200%.

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

The Company recognized a realized loss for years ended December 31, 2013 and 2012 of $433 and $180, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2013 and 2012, the Company recognized $769 and $(1,053), respectively, of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2013 and December 31, 2012, the Company’s fair value of its swap agreement is ($284) and ($1,053), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings. A claim against the escrow receivable is proceeding to arbitration. There is a risk that some or all of the $1.8 million escrow receivable as of December 31, 2013 might not ultimately be collectible.

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

As of December 31, 2013 and December 31, 2012, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2013	December 31, 2012
Unfunded revolving commitments	$9,200	$10,910
Unfunded delayed draw and capital expenditure facilities	9,500	12,000
Unfunded commitments to investments in funds	3,970	3,980

Total unfunded commitments	$22,670	$26,890

9. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2013	2012
Net increase in net assets resulting from operations	$42,678	$27,617
Net change in unrealized appreciation on investments	(309)	1,241
Provision for taxes on unrealized gain on investments	1, 960	454
Net change in unrealized depreciation on interest rate derivative	(769)	1,053
Expenses not currently deductible and income not currently includable	704	814
Non-deductible expenses and income not includable	150	69

Taxable income before deductions for dividends paid or deemed paid	$44,414	$31,248

The above amount of 2013 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return by September 2014.

The tax character of distributions declared and paid in 2013 represented $43,347 from ordinary income, $52 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2012 represented $28,493 from ordinary income, $918 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2013, 2012, and 2011 were $150, $223, and $69, respectively.

For the years ended December 31, 2013 and 2012, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	Years ended December 31,
	2013	2012
Accumulated undistributed net realized gains	$(529)	$(5)
Accumulated undistributed net investment income	$379	$228
Paid-in capital in excess of par	$(150)	$(223)

At December 31, 2013 and 2012, the cost of investments for tax purposes was $647,021 and $391,797, respectively, resulting in net unrealized appreciation of $1,846 and $2,552, respectively. There was no unrealized depreciation in the Company’s investments at December 31, 2013 and 2012. At December 31, 2013 and 2012, the Company had no net capital loss carry forwards.

10. Dividends

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, it is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$ 0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the year ended December 31, 2013 under the dividend reinvestment plan. With respect to our dividends and distributions paid to stockholders during the years ended December 31, 2012, and 2011 dividends reinvested pursuant to our dividend reinvestment plan totaled $26 and $4,048,597, respectively.

Under the terms of our dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, the Company may issue shares of our common stock at a price below net asset value per share, which could cause our stockholders to experience dilution.

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

11. Financial Highlights

	For the years ended December 31,
	2013	2012	2011	2010
Per Share Data:(5)
Net asset value, beginning of period	$13.20	$13.24	$13.06	$12.99
Net investment income, after taxes(1)	1.37	1.38	1.04	0.31
Net realized (loss) gains on investments(1)	0.09	0.01	0.05	—
Net change in unrealized appreciation on investments(1) (2)	0.01	(0.06)	0.11	0.06
Provision for taxes on unrealized appreciation on investments(1)(3)	(0.07)	(0.02)	—	—
Net change in unrealized (depreciation) appreciation of interest rate derivative(1)(3)	0.02	(0.06)	—	—
Interest rate derivative periodic interest payments, net(1)	(0.01)	—	—	—

Net increase in net assets resulting from operations(3)	1.41	1.25	1.20	0.37
Accretive effect of share issuance	0.18	0.05	—	—
Distributions to stockholders from net investment income	(1.42)	(1.29)	(1.02)	(0.30)
Distributions to stockholders from net realized gains	(0.01)	(0.05)	—	—

Net asset value, end of period	$13.36	$13.20	$13.24	$13.06

Per share market value at end of period(5)	$16.49	$14.79	$12.21	$13.01
Total return(4)(5)	22.10%	33.43%	1.87%	2.38%
Shares outstanding at end of period(5)	33,905	26,315	20,220	19,916
Ratio/Supplemental Data(5):
Net assets at end of period	$452,942	$347,484	$267,617	$260,016
Ratio of operating expenses to average net assets	8.24%	8.08%	6.18%	3.44%
Ratio of net investment income to average net assets	10.25%	10.39%	7.94%	3.39%
Portfolio turnover	33.09%	53.95%	15.43%	8.63%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The Company has revised the previously reported total return of 27.10% to 33.43% for the year ended December 31, 2012 to correct for an error related to the exclusion of assumed dividend reinvestments in periods during which there were no actual reinvestments. This change was determined not to be material to the financial statements taken as a whole.

(5)	Financial highlights for the period from May 26, 2009 (inception) through December 31, 2009 are not presented as the Company’s operations were limited to organization and offering activities only.

12. Subsequent Events

From January 1, 2014 through March 7, 2014, the Company settled five new investments for a total of $39,909 in the transportation, energy and utilities, food and beverage and financial services industries. Of the $39,909 of new investments 43.7% were first lien senior secured debt, 50.1% were second lien debt, 4.1% were equity investments and 2.1% were investments in funds. All of the new debt investments were floating rate and had a weighted average yield based upon cost at the time of the investment of 10.2%. One of the new investments had a remaining unfunded commitment of $4,588.

From January 1, 2014 through March 7, 2014, THL Credit received proceeds of $28.8 million from prepayments or sales of investments in eight companies in the IT services, financial services, healthcare and manufacturing industries, including prepayment premiums of $0.3 million. Of the aggregate principal amount of investments prepaid or sold, 5.8% were first lien senior secured debt, 57.9% were subordinated debt, 29.3% were investment in funds, 3.7% were CLO residual interests and 3.3% was an equity investment. Of the debt investments prepaid, 9.1% were floating rate and 90.9% were fixed rate with a PIK election.

From January 1, 2014 through March 7, 2014, the Company received proceeds of $2.8 million from its equity investments in YP and Surgery. The character of these proceeds as dividends or capital gains will be determined in connection with closing of the first quarter of 2014.

On March 4, 2014, the Company’s investment management agreement was re-approved by its board of directors.

On March 4, 2014, the Company’s board of directors declared a dividend of $0.34 per share payable on March 31, 2014 to stockholders of record at the close of business on March 17, 2014.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based upon the criteria set forth in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2013.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Effective March 4, 2014, Christopher J. Flynn, Managing Directors, assumed the position of Co-President and will serve alongside our current Co-Presidents, W. Hunter Stropp and Sam W. Tillinghast. Prior to his appointment as Co-President, Mr. Flynn, 41, served as a Managing Director at THL Credit and THL Credit Advisors. Prior to joining THL Credit in 2007, Mr. Flynn was previously a Vice President at AIG in the Leveraged Capital Group. Mr. Flynn joined AIG in February 2005 after working for Black Diamond Capital Management, a hedge fund with offices in Illinois and Connecticut. Mr. Flynn was a Senior Financial Analyst at Black Diamond where he was responsible for underwriting new debt investment opportunities as well as monitoring a portfolio of leveraged loans. From 2000 to 2003, Mr. Flynn worked in a variety of roles at GE Capital, lastly as an Assistant Vice President within the Capital Markets Syndication Group. Prior to joining GE Capital, Mr. Flynn worked at BNP Paribas as a financial analyst and at Bank One as a commercial banker. Mr. Flynn earned his MBA with a concentration in finance and strategy from Northwestern University’s Kellogg Graduate School of Business and his BA in Finance from DePaul University.

There is no arrangement or understanding between Mr. Flynn and any other person pursuant to which he was appointed as Co-President, nor is there any family relationship between Mr. Flynn and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Mr. Flynn had, or will have, a direct or indirect material interest.

Effective March 4, 2014, Stephanie Paré Sullivan, our General Counsel, assumed the position of Chief Legal Officer and General Counsel. Prior to her appointment as Chief Legal Officer and General Counsel, Ms. Sullivan, 41, served as the General Counsel and Chief Compliance Officer of THL Credit and THL Credit Advisors and the General Counsel of THL Credit SLS. Prior to joining THL Credit in early 2010, Ms. Sullivan was a partner in the law firm of Goodwin Procter LLP, where she worked from 1997 to 2010, primarily focusing on mergers and acquisitions, private equity transactions and the representation of early- and later-stage growth companies. Ms. Sullivan received her BA from Williams College and her JD from New York University School of Law.

There is no arrangement or understanding between Ms. Sullivan and any other person pursuant to which she was appointed as Chief Legal Officer and General Counsel, nor is there any family relationship between Ms. Sullivan and any of our directors or other executive officers. There are no transactions since the beginning of our last fiscal year, or any currently proposed transaction, in which we are a participant, the amount involved exceeds $120,000, and in which Ms. Sullivan had, or will have, a direct or indirect material interest.

PART III

We will file a definitive Proxy Statement for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

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

3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s Certificate of Amendment filed on June 7, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

4	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.11	Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 11, 2011 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 15, 2011)

10.12	Amendment No. 1 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.13*	Amendment No. 2 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated February 13, 2013

10.14	Amendment No. 3 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.15*	Amendment No. 4 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated October 9, 2013

10.16	Senior Secured Term Loan Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.17*	Amendment No. 1 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated February 13, 2013

10.18

Amendment No. 2 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.19*	Amendment No. 3 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated October 9, 2013

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report).

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P. —Delaware

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

THL CREDIT, INC.

Date: March 7, 2014	By:	/S/ JAMES K. HUNT James K. Hunt Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2014	By:	/S/ JAMES K. HUNT James K. Hunt Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Date: March 7, 2014	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 7, 2014	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 7, 2014	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Director

Date: March 7, 2014	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 7, 2014	By:	/S/ JOHN A. SOMMERS John A. Sommers Director

Date: March 7, 2014	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director