Form 10-Q
period 2014-03-31
THL Credit, Inc.
filed 2014-05-12
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 12, 2014 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $736,678 and $645,911, respectively)	$739,019	$648,860
Non-controlled, affiliated investments (cost of $8 and $7, respectively)	8	7

Total investments at fair value (cost of $736,686 and $645,918, respectively)	$739,027	$648,867
Cash	13,951	7,829
Deferred financing costs	4,297	4,604
Interest receivable	7,641	7,225
Escrow receivable	1,800	1,800
Receivable for paydown of investments	1,006	275
Due from affiliate	839	1,025
Other deferred assets	779	825
Prepaid expenses and other assets	392	441

Total assets	$769,732	$672,891

Liabilities:
Loans payable	$305,350	$204,300
Payable for investment purchased	—	4,400
Accrued incentive fees	4,486	3,421
Base management fees payable	2,524	2,243
Deferred tax liability	1,329	2,414
Accrued expenses	1,393	1,617
Income taxes payable	630	71
Due to affiliate	498	474
Accrued administrator expenses	427	158
Other deferred liabilities	247	—
Accrued credit facility fees and interest	223	567
Interest rate derivative	230	284

Total liabilities	317,337	219,949
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	34	34
Paid-in capital in excess of par	449,164	450,043
Net unrealized appreciation on investments, net of provision for taxes of $1,443 and $2,414, respectively	897	535
Net unrealized depreciation on interest rate derivative	(230)	(284)
Interest rate derivative periodic interest payments, net	(726)	(613)
Accumulated undistributed net realized gains	—	2,023
Accumulated undistributed net investment income	3,256	1,204

Total net assets	452,395	452,942

Total liabilities and net assets	$769,732	$672,891

Net asset value per share	$13.34	$13.36

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$17,552	$13,890
Dividend income	2,147	—
Other income	442	35
From non-controlled, affiliated investment:
Other income	754	498

Total investment income	20,895	14,423
Expenses:
Incentive fees	2,745	2,312
Base management fees	2,524	1,523
Credit facility interest and fees	2,089	1,094
Administrator expenses	927	889
Other general and administrative expenses	585	349
Amortization of deferred financing costs	307	496
Professional fees	311	227
Directors’ fees	149	127

Total expenses	9,637	7,017
Income tax provision and excise tax	558	—

Net investment income	10,700	7,406
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized gain on non-controlled, non-affiliated investments	299	—
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	(609)	1,699
Non-controlled, affiliated investments	—	—

Net change in unrealized appreciation on investments	(609)	1,699

Net realized and unrealized (loss) gain from investments	(310)	1,699
Provision for taxes on realized gain on investments	(321)	—
Benefit (provision) for taxes on unrealized gain on investments	971	(529)
Interest rate derivative periodic interest payments, net	(113)	(104)
Net change in unrealized appreciation (depreciation) on interest rate derivative	54	142

Net increase in net assets resulting from operations	$10,981	$8,614

Net investment income per common share:
Basic and diluted	$0.32	$0.28
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.32	$0.33
Dividends declared and paid	$0.34	$0.33
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	26,315

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2014	2013
Increase in net assets from operations:
Net investment income	$10,700	$7,406
Interest rate derivative periodic interest payments, net	(113)	(104)
Net realized gain on investments	299	—
Income tax provision, realized gain	(321)	—
Net change in unrealized appreciation on investments	(609)	1,699
Benefit (provision) for taxes on unrealized appreciation on investments	971	(529)
Net change in unrealized appreciation (depreciation) on interest rate derivative	54	142

Net increase in net assets resulting from operations	10,981	8,614
Distributions to stockholders from net investment income	(9,244)	(8,684)
Distribution to stockholders from net realized gain	(2,284)	—

Total decrease in net assets	(547)	(70)
Net assets at beginning of period	452,942	347,485

Net assets at end of period	$452,395	$347,415

Common shares outstanding at end of period	33,905	26,315

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the three months ended March 31,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$10,981	$8,614
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	609	(1,699)
Net change in unrealized (appreciation) depreciation on interest rate derivative	(54)	(142)
Realized loss on investments	455	—
Increase in investments due to PIK	(535)	(1,002)
Amortization of deferred financing costs	307	496
Accretion of discounts on investments and other fees	(1,106)	(438)
Changes in operating assets and liabilities:
Purchases of investments	(128,636)	(59,418)
Proceeds from sale and paydown of investments	38,322	25,076
Increase in interest receivable	(416)	(3,946)
Decrease (increase) in due from affiliate	186	(246)
Decrease in other deferred assets	56	—
Increase in prepaid expenses and other assets	49	(41)
Decrease in payable for investment purchased	(4,400)	—
Decrease in accrued expenses	(234)	(157)
(Decrease) increase in accrued credit facility fees and interest	(344)	158
Increase in income taxes payable	559	—
(Decrease) increase in deferred tax liability	(1,085)	529
Increase in base management fees payable	281	9
Increase (decrease) in accrued administrator expenses	269	(296)
Increase in other deferred liabilities	247	—
Increase (decrease) in incentive fees payable	1,065	(19)
Increase in due to affiliate	24	23
Decrease in dividend payable	—	(1,316)

Net cash used in operating activities	(83,400)	(33,815)
Cash flows from financing activities
Borrowings under credit facility	122,550	107,700
Repayments under credit facility	(21,500)	(67,850)
Distributions paid to stockholders	(11,528)	(8,684)
Financing and offering costs paid	—	(1,342)

Net cash provided by financing activities	89,522	29,824

Net increase (decrease) in cash and cash equivalents	6,122	(3,991)
Cash and cash equivalents, beginning of period	7,829	4,819

Cash and cash equivalents, end of period	$13,951	$828

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$1,916	$599
PIK income earned	$535	$1,002

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(21)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —163.36% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	10.8% (5)	09/12/12	03/31/19	$32,000	$31,630	$31,680

						31,630	31,680
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	12.40% (12)	03/27/13	04/15/24	—	$8,731	$9,000

						8,731	9,000
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$934

						764	934
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,904	$3,980
Class A Warrants(9)			09/07/11	—	511,812	113	100
Series A Preferred Stock(9)			09/17/13	—	225,000	169	243

						4,186	4,323
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,194	$7,194

						7,194	7,194
Allied Wireline Services, LLC
Senior Secured Term Loan	Energy / Utilities	9.5% (LIBOR + 8.0%)	02/28/14	02/28/19	$10,314	$9,837	$9,837
Class A Common Equity(7)(8)(9)					618,868	619	619
Warrant for Common (7)(8)(9)					501,159	175	175

						10,631	10,631
BeneSys Inc.
Senior Secured Term Loan	Business services	10.8% (LIBOR + 9.8%)	03/31/14	03/31/19	$8,333	$8,167	$8,167

						8,167	8,167
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.5%)	06/27/13	06/27/20	$15,000	$14,865	$15,450

						14,865	15,450
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,302	$10,237
Warrant for Class B			11/3/2010	—	156,552	349	—

						13,651	10,237
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/13	12/31/19	$27,000	$26,608	$27,000

						26,608	27,000
Connecture, Inc.
Second Lien Term Loan	Healthcare	10.0% (LIBOR + 9.0%)	03/18/13	07/15/18	$7,000	$6,881	$6,860
Second Lien Term Loan	Healthcare	12.5% (LIBOR + 11.5%)	03/19/14	07/15/18	$4,900	4,790	4,949

						11,671	11,809
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,450	$20,630	$21,023

						20,630	21,023

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(21)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,019

						16,181	16,019
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	06/16/11	06/16/15	$16,554	$16,511	$16,554

						16,511	16,554
Cydcor LLC
Senior Secured Term Loan (20)	Business services	9.8% (LIBOR +7.3%)	06/17/13	06/12/17	$13,156	$13,156	$13,156

						13,156	13,156
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,520	$14,306	$14,520

						14,306	14,520
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$9,159	$9,400

						9,159	9,400
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	17.0%(12)	06/01/12	12/31/29	—	$12,163	$13,853
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$248	251	249

						12,414	14,102
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.5%(5)	02/15/13	12/28/17	$9,688	$9,571	$9,639

						9,571	9,639
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5%(6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	$18,977	$18,353

						18,977	18,353
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	01/17/12	07/17/16	$8,922	$7,652	$6,601

						7,652	6,601
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11		1,906	$191	$249

						191	249
Flagship VII, Ltd.
Subordinated Notes, Residual Interest (4)	Financial services	14.2%(12)	12/18/13	01/20/26	—	$4,409	$4,450

						4,409	4,450
Food Processing Holdings, LLC
Senior Secured Term Loan (14)	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	$22,202	$21,787	$21,980
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10		162.44	163	210
Class B Units(9)			04/20/10		406.09	408	300

						22,358	22,490
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13		—	$1,649	$1,649

						1,649	1,649

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(21)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Gold, Inc.
Subordinated Term Loan	Consumer products	11.0%	12/31/12	06/30/19	$16,788	$16,788	$16,788

						16,788	16,788
Gryphon Partners 3.5, L.P.
Partnership interest(16)	Financial services		11/20/12	12/21/18	—	$199	$438

						199	438
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,114	$23,829	$23,993

						23,829	23,993
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	11.5% (LIBOR + 9.0% and 1% PIK)	07/01/11	07/01/16	$8,717	$8,628	$8,543
Senior Secured Revolving Loan(10)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$800	773	800

						9,401	9,343
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	12.5%(5)	08/31/12	08/30/17	$9,050	$8,848	$8,462

						8,848	8,462
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,772	$24,227
Senior Secured Revolving Loan(10)		10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	—	—	—

						23,772	24,227
Hostway Corporation
Senior Secured Term Loan	IT services	6.0% (LIBOR + 4.8%)	12/27/13	12/13/19	$9,938	$9,842	$9,842
Second Lien Term Loan		10.0% (LIBOR + 8.8%)	12/27/13	12/13/20	$12,000	11,766	11,766
Class A Common Equity(9)			12/27/13	—	20,000	200	200
Class A Preferred Equity(9)			12/27/13	—	1,800	1,800	1,800

						23,608	23,608
Igloo Products Corp.
Senior Secured Term Loan	Consumer products	10.3% (LIBOR + 8.8%)	03/28/14	03/28/20	$24,922	$24,362	$24,362

						24,362	24,362
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	05/09/13	05/09/18	$9,199	$9,040	$9,199

						9,040	9,199
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,178	$12,942	$13,046
Senior Secured Revolving Loan(10)(15)		9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	—	(26)	—

						12,916	13,046
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,652	$8,784
Senior Secured Revolving Loan(10)(14)	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$1,750	1,750	1,750
Senior Secured Delayed Draw Term Loans(10)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	—	—	—

						10,402	10,534

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(21)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,923	$8,815	$8,388

						8,815	8,388
NCM Group Holdings, LLC
Senior Secured Term Loan	Industrials	12.5% (LIBOR + 11.5%)	08/29/13	08/29/18	$26,727	$25,751	$27,796

						25,751	27,796
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,943	$13,686	$13,804

						13,686	13,804
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(12)	12/19/12	01/15/24	—	$8,254	$8,600

						8,254	8,600
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,257	$15,092	$14,494
Warrant for Common			10/07/10	—	—	—	—

						15,092	14,494
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	$11,247	$11,484
Subordinated Term Loan		17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	$1,937	1,913	1,947

						13,160	13,431
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$5,871	$6,097

						5,871	6,097
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,604	$20,610

						20,604	20,610
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$10,000	$9,775	$9,925
Member interest(8)(9)			04/20/10		469,673	—	1,300

						9,775	11,225
Synarc-Biocore Holdings, LLC
Second Lien Term Loan	Healthcare	9.3% (LIBOR + 8.3%)	03/13/14	03/13/22	$11,000	$10,890	$10,890

						10,890	10,890
Tectum Holdings, Inc.
Second Lien Term Loan	Transportation	9.0% (LIBOR + 8.0%)	03/12/14	03/12/19	$12,000	$11,941	$11,941

						11,941	11,941
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,456	$18,141	$18,086

						18,141	18,086

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

March 31, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(21)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
TriMark USA, LLC
Second Lien Term Loan	Food & beverage	10.0% (LIBOR + 9.0%)	02/18/14	08/11/19	$20,000	19,606	19,606

						19,606	19,606
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$22,911	$22,636	$22,796

						22,636	22,796
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,565	$11,625

						11,565	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,867	$11,055

						10,867	11,055
Wheels Up Partners, LLC
Senior Secured Term Loan	Transportation	9.6% (LIBOR + 8.6%)	01/31/14	10/15/20	$5,377	5,240	5,240
Common stock(7)(8)(9)					1,000,000	1,000	1,000

						6,240	6,240
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5%(19)	05/21/13	11/21/16	$18,768	$18,447	$14,545

						18,447	14,545
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$2,250

						—	2,250

Non-controlled/non-affiliated investments—163.36% of net asset value						$736,678	$739,019

Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/2021	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/2021	—	$3	$3

						3	3

Total investments—163.36% of net asset value						$736,686	$739,027

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(230)

Total derivative instruments—0.05% of net asset value						$—	$(230)

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

March 31, 2014

(dollar amounts in thousands)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of March 31, 2014. These variable rates reset monthly or quarterly, subject to interest rate floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of March 31, 2014.
(13)	Loan was on non-accrual status as of March 31, 2014. Issuer’s contractual rate was 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15%.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(14)	Debt investment interest held in companies related to the portfolio company.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of March 31, 2014. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Loan was on non-accrual status as of March 31, 2014. Previously accrued and unpaid interest totaling $1,391 that was deferred until April 15, 2014 was reversed during the quarter against interest income in connection with the loan going on non-accrual status.
(20)	Of the $13,156 senior secured term loans outstanding, $11,695 is based in the United States and $1,461 is based in Canada. The Canadian investment is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940
(21)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —143.26% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	13.6%(5)	09/12/12	09/12/17	$13,650	$13,378	$13,582

						13,378	13,582
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(12)	03/27/13	04/15/24	—	$9,171	$9,110

						9,171	9,110
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$1,000

						764	1,000
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,894	$3,970
Class A Warrants(9)			09/07/11	—	512	113	135
Series A Preferred Stock(9)			09/17/13	—	225	169	255

						4,176	4,360
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,189	$7,189

						7,189	7,189
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.5%)	06/27/13	06/27/20	$15,000	$14,860	$15,150

						14,860	15,150
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,303	$10,237
Warrant for Class B			11/3/2010	—	156,552	349	—

						13,652	10,237
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/13	12/31/19	$27,000	$26,595	$26,595

						26,595	26,595
Connecture, Inc.
Second Lien Term Loan	Healthcare	10.0% (LIBOR + 9.0%)	03/18/13	07/15/18	$7,000	$6,875	$7,000

						6,875	7,000
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,725	$20,863	$20,863

						20,863	20,863
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,060

						16,181	16,060
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR + 9.5%)	06/16/11	06/16/15	$17,647	$17,588	$17,647

						17,588	17,647
Cydcor LLC
Senior Secured Term Loan(20)	Business services	9.8% (LIBOR + 7.3%)	06/17/13	06/12/17	$13,442	$13,442	$13,442

						13,442	13,442

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments – (continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,447	$14,223	$14,375

						14,223	14,375
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$9,128	$9,300

						9,128	9,300
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.2%(12)	06/01/12	12/31/29	—	$12,163	$13,844
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$249	252	249

						12,415	14,093
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.7%(5)	02/15/13	12/28/17	$9,817	$9,692	$9,743

						9,692	9,743
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5%(6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	$18,988	$18,821

						18,988	18,821
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	01/17/12	07/17/16	$8,595	$7,652	$6,601

						7,652	6,601
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11		1,906	$191	$257

						191	257
Flagship VII, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.9%(12)	12/18/13	01/20/26	—	$4,400	$4,400

						4,400	4,400
Food Processing Holdings, LLC
Senior Secured Term Loan(14)	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	$22,202	$21,770	$21,770
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10		162.44	163	202
Class B Units(9)			04/20/10		406.09	408	150

						22,341	22,122
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13		—	$801	$801

						801	801
Gold, Inc.
Subordinated Term Loan	Consumer products	11.0%	12/31/12	06/30/19	$16,788	$16,788	$16,788

						16,788	16,788
Gryphon Partners 3.5, L.P.
Partnership interest(16)	Financial services		11/20/12	12/21/18	—	$199	$384

						199	384
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,369	$24,065	$24,247

						24,065	24,247
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	11.5% (LIBOR + 9.0% and 1% PIK)(6)	07/01/11	07/01/16	$8,696	$8,597	$8,522
Senior Secured Revolving Loan(10)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	$800	770	800

						9,367	9,322
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.9%(5)	08/31/12	08/30/17	$9,175	$8,958	$8,624

						8,958	8,624

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%) 10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,751	$24,227
Senior Secured Revolving Loan(10)			05/29/13	05/29/18	—	—	—

						23,751	24,227
Hostway Corporation
Senior Secured Term Loan	IT services	6.0% (LIBOR + 4.8%) 10.0% (LIBOR + 8.8%)	12/27/13	12/13/19	$10,000	$9,900	$9,900
Second Lien Term Loan			12/27/13	12/13/20	$12,000	11,760	11,760
Class A Common Equity(9)			12/27/13	—	20	200	200
Class A Preferred Equity(9)			12/27/13	—	2	1,800	1,800

						23,660	23,660
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	12.8%(6) (11.3% Cash and 1.5% PIK)	05/09/13	05/09/18	$9,606	$9,433	$9,558

						9,433	9,558
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare		04/20/10		1,393	$1,393	$938

						1,393	938
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%) 9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,178	$12,931	$12,947
Senior Secured Revolving Loan(10)			08/08/13	08/08/18	$1,478	1,451	1,478

						14,382	14,425
LCP Capital Fund LLC
Member interest(8)(15)(16)	Financial services	12.6%(12)	04/20/10	02/15/15	$8,354	$8,354	$8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%) 9.3% (LIBOR + 8.3%) 9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,642	$8,608
Senior Secured Revolving Loan(10)			09/28/12	09/28/17	—	—	—
Senior Secured Delayed Draw Term Loans(10)			09/28/12	09/28/17	—	—	—

						8,642	8,608
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,890	$8,778	$8,445

						8,778	8,445
NCM Group Holdings, LLC
Senior Secured Term Loan	Industrials	12.5% (LIBOR + 11.5%)	08/29/13	08/29/18	$26,727	$25,711	$26,193

						25,711	26,193
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,943	$13,676	$13,676

						13,676	13,676
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(12)	12/19/12	01/15/24	—	$8,579	$8,656

						8,579	8,656
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,162	$14,974	$14,480
Warrant for Common			10/07/10	—	—	—	—

						14,974	14,480

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	09/18/12	05/18/17	$16,500	$16,209	$16,830

						16,209	16,830
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%) 17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/16	$11,426	$11,233	$11,426
Subordinated Term Loan			12/20/11	12/20/17	$1,904	1,879	1,904

						13,112	13,330
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$6,064	$6,152

						6,064	6,152
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,587	$20,587

						20,587	20,587
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$15,000	$14,652	$15,000
Member interest(8)(9)			04/20/10		469,673	—	2,000

						14,652	17,000
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,307	$17,981	$17,941

						17,981	17,941
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$14,411	$14,252	$14,122

						14,252	14,122
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,561	$11,625

						11,561	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,861	$11,165

						10,861	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5% (19)	05/21/13	11/21/16	$18,768	$18,447	$15,765

						18,447	15,765
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$4,100

						—	4,100

Non-controlled/non-affiliated investments—143.26% of net asset value						$645,911	$648,860

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/2021	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/2021	—	$2	$2

						2	2

Total investments—143.26% of net asset value						$645,918	$648,867

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	FairValue
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(284)

Total derivative instruments—0.06% of net asset value						$—	$(284)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2013. These variable rates reset monthly or quarterly, subject to interest rate floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2013.
(13)	Loan was on non-accrual status as of December 31, 2013. Issuer’s contractual rate is 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15%.
(14)	Debt investment interest held in companies related to the portfolio company.
(15)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of December 31, 2013. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Certain interest payments have been deferred until April 15, 2014.
(20)	Of the $13,442 senior secured term loans outstanding, $11,981 is based in the United States and $1,461 is based in Canada.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

March 31, 2014

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

2. Significant Accounting Policies

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services Investment Companies.

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2014. The financial results of our portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Escrow Receivable

Escrow receivable represents the Company’s claims to amounts set aside for indemnification claims or purchase price adjustments from the sale of certain investments. Escrow receivable is presented at net realizable value on the Consolidated Statements of Assets and Liabilities. There is a risk that some or all of the escrow amounts may not be ultimately collected by the Company. A current claim against the escrow in excess of the company’s reserve against the receivable is in arbitration.

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

Partial Loan Sales

The Company follows the guidance in ASC Topic 860 when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance as a pro-rata ownership interest in an entire financial asset, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of asset and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment. If the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2014, the Company had three loans on non-accrual with an amortized cost basis of $39,401 and fair value of $31,384. As of December 31, 2013, the Company had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,838.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2014 and 2013:

	Three months ended	Three months ended
	March 31, 2014	March 31, 2013
Accumulated PIK balance, beginning of period	$6,064	$5,807
PIK income capitalized/receivable	535	1,092

Accumulated PIK balance, end of period	$6,599	$6,899

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2014 and 2013.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by the Company per the terms of the applicable management or credit agreements.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$329,307	$—	$—	$329,307
Subordinated debt	146,839	—	—	146,839
Second lien debt	200,006	—	—	200,006
CLO residual interests	37,547	—	—	37,547
Investment in payment rights	13,853	—	—	13,853
Investments in funds	2,095	—	—	2,095
Equity investments	9,380	—	—	9,380

Total investments	$739,027	$—	$—	$739,027

Interest rate derivative	(230)	—	(230)	—

Total liability at fair value	$(230)	$—	$(230)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$262,965	$—	$—	$262,965
Subordinated debt	155,979	—	—	155,979
Second lien debt	157,878	—	—	157,878
CLO residual interests	37,618	—	—	37,618
Investment in payment rights	13,844	—	—	13,844
Investments in funds	9,546	—	—	9,546
Equity investments	11,037	—	—	11,037

Total investments	$648,867	$—	$—	$648,867

Interest rate derivative	(284)	—	(284)	—

Total liability at fair value	$(284)	$—	$(284)	$—

The following is a summary of the industry classification in which the Company invests as of March 31, 2014:

Industry	Cost	Fair Value	% of Net Assets
IT services	$118,781	$119,431	26.39%
Financial services	82,828	82,095	18.15%
Industrials	79,025	81,198	17.95%
Food & beverage	80,782	80,912	17.89%
Consumer products	62,650	62,863	13.90%
Healthcare	58,094	59,297	13.11%
Business services	58,818	57,332	12.67%
Retail & grocery	53,419	50,668	11.20%
Energy / utilities	44,805	45,392	10.03%
Manufacturing	31,603	31,047	6.86%
Media, entertainment and leisure	22,720	25,429	5.62%
Restaurants	20,794	20,859	4.61%
Transportation	18,181	18,181	4.02%
Aerospace & defense	4,186	4,323	0.96%

Total Investments	$736,686	$739,027	163.36%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$154,143	$155,988	34.49%
Southwest	152,906	149,529	33.05%
Midwest	143,506	143,527	31.73%
West	126,109	129,666	28.66%
Southeast	114,741	118,400	26.17%
International	31,630	31,680	7.00%
Northwest	13,651	10,237	2.26%

Total Investments	$736,686	$739,027	163.36%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013:

Industry	Cost	Fair Value	% of Net Assets
IT services	$100,501	$101,023	22.31%
Financial services	91,242	90,698	20.02%
Industrials	79,418	79,748	17.61%
Food & beverage	52,774	52,304	11.55%
Healthcare	48,790	50,472	11.14%
Retail & grocery	53,358	50,163	11.07%
Business services	50,941	50,029	11.05%
Manufacturing	48,770	48,956	10.81%
Consumer products	38,200	38,352	8.47%
Energy / utilities	32,393	32,835	7.25%
Media, entertainment and leisure	24,578	29,083	6.42%
Restaurants	20,778	20,844	4.60%
Aerospace & defense	4,175	4,360	0.96%

Total Investments	$645,918	$648,867	143.26%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2013:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$138,835	$140,292	30.97%
West	126,770	128,423	28.35%
Midwest	124,248	124,817	27.56%
Southwest	119,357	116,573	25.74%
Southeast	109,679	114,943	25.38%
International	13,378	13,582	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$645,918	$648,867	143.26%

The following table rolls forward the changes in fair value during the three months ended March 31, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	70,499	47,220	8,275	849	1,793	—	—	128,636
Sales and repayments	(7,316)	(4,887)	(16,500)	(8,354)	(938)	—	(1,058)	(39,053)
Unrealized appreciation (depreciation)(1)	2,569	(404)	(1,629)	54	(2,057)	9	849	(609)
Realized loss(1)	—	—	—	—	(455)	—	—	(455)
Net amortization of premiums, discounts and fees	538	104	326	—	—	—	138	1,106
PIK	52	95	388	—	—	—	—	535

Ending balance, March 31, 2014	$329,307	$200,006	$146,839	$2,095	$9,380	$13,853	$37,547	$739,027

Net change in unrealized appreciation from investments still held as of the reporting date(1)	2,569	(404)	(1,008)	54	(1,602)	9	849	467

(1)	All realized loss and unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2013	$102,255	$70,035	$183,319	$10,259	$6,818	$12,262	$9,400	$394,348
Purchases	15,525	7,892	19,986	1	—	—	16,014	59,418
Sales and repayments	(6,033)	(1,952)	(17,866)	—	—	—	—	(25,851)
Unrealized appreciation (depreciation)(1)	98	49	541	5	1,008	—	—	1,701
Net amortization of premiums, discounts and fees	154	123	137	—	—	—	25	439
PIK	36	117	850	—	—	—	—	1,003

Ending balance, March 31, 2013	$112,035	$76,264	$186,967	$10,265	$7,826	$12,262	$25,439	$431,058

Net change in unrealized appreciation from investments still held as of the reporting date(1)	98	49	540	4	1,008	—	—	1,699

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$329,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 12% (11%)
Second lien debt	200,006	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	10% - 11% (11%)
Subordinated debt	146,839	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (15%)
Investments in funds	2,095	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	9,380	Market comparable companies (market approach)	EBITDA multiple	6.5x - 7.3x (6.9x)
Investment in payment rights(2)	13,853	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interests	37,547	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$739,027

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$262,965	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	157,878	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	155,979	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 17% (15%)
Investments in funds	8,361	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	1,185	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	10,100	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.4x (7.1x)
	937	Recent transaction	Sale price	N/A
Investment in payment rights(2)	13,844	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interests	37,618	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$648,867

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
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

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 16 years. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of March 31, 2014 and December 31, 2013, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the March 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of March 31, 2014, distributions representing 85.5% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including returns of capital and earnings, to its members from inception through March 31, 2014 totaled $128,284.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2014 and 2013, the Company earned $207 and $474 , respectively, in fees related to Greenway which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $265 and $240 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,505 of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the March 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members, including returns of capital and earnings, from inception through March 31, 2014 totaled $5,368.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2014 and 2013, the Company earned $547 and $24, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $570 and $760, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2013, the Company sold a portion of its investments in two portfolio companies at fair value, for total proceeds of $6,639, to Greenway II. There were no transfers to Greenway II for the three months ended March 31, 2014. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2014 and 2013, the Company recognized $56 and $0, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2014 and 2013, $769 and $825, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

The Company has invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed investment vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2014 and December 31, 2013, the Company has contributed $12,000 of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, the Company received $3,646 in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps.

The Company’s contributed capital in LCP is maintained in a collateral account held by a third-party custodian, who is neither affiliated with the Company nor with LCP, and acts as collateral on certain credit default swaps for the Series 2005-01 for which LCP receives fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchases assets on a non-recourse basis and LCP agrees to reimburse the SPE up to a specified amount for potential losses. LCP holds the contributed cash invested for an SPE transaction in a segregated account that secures the payment obligation of LCP. The Company expected that Series 2005-01 would terminate on February 15, 2015; however, on February 3, 2014, LCP was liquidated and the Company received proceeds of $8,354, which was the remaining value of the Company’s interest.

CLO Residual Interests

As of March 31, 2014, the Company had investments, at amortized cost of $36,423 in the CLO residual interests, or the subordinated notes, which can also be structured as income notes, of five CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests:

Issuer	Security Description	Ownership Interest	Total CLO Amount at Initial Par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$8,731	$9,000
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	9,158	9,400
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	4,409	4,450
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625,900	8,254	8,600
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,871	6,097

Total CLO Residual Interests				$36,423	$37,547

The subordinated notes and income notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes and income notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes and income notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes and income notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three months ended March 31, 2014 and 2013, the Company incurred excise tax expense of $50 and $0, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three months ended March 31, 2014 and 2013, the Company recognized a current income tax provision of $508 and $0, respectively, which is shown in income tax provision and excise tax in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received into one of the Company’s tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and may be subject to further change once tax information is finalized for the year. As of March 31, 2014 and December 31, 2013, $0 and $381, respectively, of income tax receivable was included in prepaid expenses and other assets and $630 and $71, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three months ended March 31, 2014 and 2013, the Company recognized a benefit (provision) for tax on unrealized gain on investments of $971 and ($529), respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $1,329 and $2,414, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations.

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

Recent Accounting Pronouncements

In June 2013, the FASB issued ASU 2013-08, “Financial Services – Investment Companies (Topic 946): Amendments to the Scope, Measurement, and Disclosure Requirements,” which amends the criteria that define an investment company and clarifies the measurement guidance and requires new disclosures for investment companies. Under ASU 2013-08, an entity already regulated under the 1940 Act will be automatically deemed an investment company under the new GAAP definition. The Company has adopted this standard effective January 1, 2014. The adoption resulted in no additional disclosure requirements.

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

For the three months ended March 31, 2014 and 2013, the Company incurred base management fees of $2,524 and $1,523, respectively. As of March 31, 2014 and December 31, 2013, $2,524 and $2,243, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2014 and 2013, the Company incurred $2,689 and $1,944 , respectively, of incentive fees related to ordinary income. As of March 31, 2014 and December 31, 2013, $2,810 and $2,074, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2014 and December 31, 2013, $936 and $1,277, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three months ended March 31, 2014 and 2013, the Company incurred $56 and $347, respectively, of incentive fees related to the GAAP Incentive Fee. As of March 31, 2014 and December 31, 2013, $740 and $70, respectively, of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2014 and 2013, the Company incurred administrator expenses of $927 and $889, respectively. As of March 31, 2014 and December 31, 2013, $427 and $158, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2014 and December 31, 2013, $35 and $14, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2014 and December 31, 2013, $835 and $1,011 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of March 31, 2014 and December 31 2013, $463 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

4. Realized Gains and Losses on Investments

The Company recognized net realized gains on its portfolio investments of $299 during the three months ended March 31, 2014 related primarily to a gain of $754 from distributions from Surgery Center Holdings, Inc., or Surgery, less a realized loss of $455 recognized from the sale of the Company’s equity holdings in Jefferson Management Holdings, LLC. In addition, during the three months ended March 31, 2014, we recognized a current tax provision related to realized gains in connection with an adjustment to tax estimates of $321. The Company did not recognize realized gains or tax provisions related to realized gains during the three months ended March 31, 2013.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2014	2013
Numerator—net increase in net assets resulting from operations:	$10,981	$8,614
Denominator—basic and diluted weighted average common shares:	33,905	26,315
Basic and diluted net increase in net assets per common share resulting from operations:	$0.32	$0.33

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

For the three months ended March 31, 2014, the Company borrowed $122,550 and repaid $21,500 under the Facilities. For the three months ended March 31, 2013, the Company borrowed $107,700 and repaid $67,850 under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of March 31, 2014 and December 31, 2013:

As of March 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$212,350	3.45%
Term Loan Facility	93,000	93,000	4.15%

Total	$325,000	$305,350	3.66%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$111,300	3.19%
Term Loan Facility	93,000	93,000	4.17%

Total	$325,000	$204,300	3.63%

As of March 31, 2014 and December 31, 2013, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,089 and $1,094 were incurred in connection with the Facilities for the three months ended March 31, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2014 is in excess of 200%. See also the disclosure in Note 11, Subsequent Events, for recent amendments to the Facilities.

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

The Company recognized a realized loss for three months ended March 31, 2014 and 2013 of $113 and $104, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2014 and 2013, the Company recognized $54 and $142, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, the Company’s fair value of its swap agreement is ($230) and ($284), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings. A claim against the escrow receivable is proceeding to arbitration. There is a risk that some or all of the $1,800 escrow receivable as of March 31, 2014 may not ultimately be collectible.

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

As of March 31, 2014 and December 31, 2013, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2014	December 31, 2013
Unfunded revolving commitments	$13,691	$9,200
Unfunded delayed draw facilities	9,500	9,500
Unfunded commitments to investments in funds	3,121	3,970

Total unfunded commitments	$26,312	$22,670

9. Dividends

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2014 and 2013 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2014 distributions as of March 31, 2014, 80.2% would be from ordinary income, 19.8% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

10. Financial Highlights

	For the three months ended March 31,
	2014	2013
Per Share Data:
Net asset value, beginning of period	$13.36	$13.20
Net investment income, after taxes(1)	0.32	0.28
Net change in unrealized appreciation on investments(1) (2) (3)	(0.03)	0.06
Benefit (provision) for taxes on unrealized gain on investments(1)	0.03	(0.02)
Net change in unrealized (depreciation) appreciation of interest rate derivative(1)	—	0.01

Net increase in net assets resulting from operations	0.32	0.33
Distributions to stockholders from net investment income	(0.27)	(0.33)
Distributions to stockholders from net realized gains	(0.07)	—

Net asset value, end of period	$13.34	$13.20

Per share market value at end of period	$13.80	$14.98
Total return(4) (5)	(14.25%)	3.52%
Shares outstanding at end of period	33,905	26,315
Ratio/Supplemental Data:
Net assets at end of period	$452,395	$347,415
Ratio of operating expenses to average net assets(6)	8.66%	8.19%
Ratio of net investment income to average net assets(6)	9.55%	8.64%
Portfolio turnover(5)	5.73%	6.26%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Net change in unrealized appreciation of investments includes the effect of rounding on a per share basis.
(3)	Includes the cumulative effect of rounding.
(4)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The Company has revised the previously reported total return of 1.28% to 3.52% for the three months ended March 31, 2013 to correct for an error related to the exclusion of assumed dividend reinvestments in periods during which there were no actual reinvestments. This change was determined not to be material to the financial statements taken as a whole.
(5)	Not annualized.
(6)	Annualized, except for dividend income, the reversal of previously accrued interest income on an investment placed on non-accrual and the related impact of incentive fees and taxes.

11. Subsequent Events

From April 1, 2014 through May 12, 2014, the Company closed a floating rate senior secured debt investment of $1,353 in an existing portfolio company in the transportation industry with a weighted average yield of 9.6% and an equity investment of $1,686 in an existing portfolio company in the consumer products industry.

On April 1, 2014, the Company received proceeds of $10,325 from a partial sale of the second lien term loan of Blue Coat Systems, Inc. A realized gain of $325 was recognized.

On April 16, 2014, the Company received proceeds of $13,156 in connection with the prepayment of the senior secured term loan of Cydcor LLC at par.

On April 24, 2014, the Company received proceeds of $28,064 in connection with the prepayment of the senior secured term loan of NCM Group Holdings, LLC. The proceeds included a $1,336 prepayment premium.

On April 30, 2014, the Company closed on an additional $85,000 of commitments to its Facilities, which increased the commitments on the Revolving Facility from $232,000 to $303,500 and commitments on the Term Loan Facility from $93,000 to $106,500. The Company also extended the final maturity of the Revolving Facility from May 2017 to May 2018 and reduced pricing from LIBOR plus 3.00% to LIBOR (with no floor) plus 2.50%. The Company also extended the final maturity of the Term Loan Facility from May 2018 to May 2019 and reduced pricing from LIBOR plus 4.00% to LIBOR (with no floor) plus 3.25%.

On May 7, 2014, the Company’s board of directors declared a dividend of $0.34 per share payable on June 30, 2014 to stockholders of record at the close of business on June 16, 2014.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, over an aggregate $1,260 million in commitments into 69 separate portfolio companies through a combination of both initial and follow-on investments. Since inception, we received $531 million from paydowns of investments. The Company alone has received $432 million from paydowns of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2014, we had $739.0 million of portfolio investments (at fair value), which represents a $90.1 million, or 13.9% increase from the $648.9 million (at fair value) as of December 31, 2013. We also increased our portfolio to fifty-eight investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2014, from fifty-four portfolio investments, including Greenway and Greenway II, as of December 31, 2013.

At March 31, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.4 million and $14.4 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $31.7 million. At December 31, 2013, our average portfolio company investment at both amortized cost and fair value was approximately $14.0 million and $13.9 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $26.6 million.

At March 31, 2014, 67.3% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 32.7% bore interest at fixed rates. At December 31, 2013, 59.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2014	December 31, 2013
First lien secured debt	10.7%	11.0%
Second lien debt	11.1%	11.3%
Subordinated debt	10.3%	12.1%
Investments in funds (1)	—	12.6%
Investment in payment rights (2)	17.0%	17.0%
CLO residual interests (2)	14.1%	14.0%

Debt and income-producing investments	11.0%	11.7%
Debt investments	10.7%	11.4%

(1)	As of December 31, 2013, investment in funds includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(2)	Yields from investments in payment rights and CLO residual interest represents the implied internal rate of return “IRR” calculation expected from cash flow streams.

As of March 31, 2014 and December 31, 2013, portfolio investments, in which we have debt investments, had an average EBITDA of approximately $34 million and $30 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2014 and December 31, 2013, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.0 times and 4.2 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of March 31, 2014, excluding investments in Greenway and Greenway II, 80.4% of our portfolio investments are in sponsored investments and 19.6% of our portfolio investments are in unsponsored investments. Our portfolio investments as of March 31, 2014 have used our capital for change of control transactions (30.4%), acquisitions/growth capital (19.6%), refinancings (14.3%), recapitalizations (19.6%) and other (16.1%). Since inception we have closed portfolio investments with 38 different sponsors.

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

Consistent with our sourcing strategy, approximately 88% of the Company’s investments this quarter were directly originated from our relationships with private equity firms, financial advisors, banks and other lending partners.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$325.5	44.2%	$329.3	44.4%
Second lien debt	199.7	27.1%	200.0	27.1%
Subordinated debt	155.1	21.1%	146.8	19.9%
CLO residual interest	36.4	4.9%	37.5	5.1%
Investment in payment rights	12.2	1.7%	13.9	1.9%
Equity investments	5.9	0.7%	9.4	1.3%
Investments in funds	1.9	0.3%	2.1	0.3%

Total investments	$736.7	100.0%	$739.0	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$261.7	40.5%	$263.1	40.6%
Subordinated debt	162.6	25.2%	156.0	24.0%
Second lien debt	157.2	24.3%	157.9	24.3%
CLO residual interests	37.3	5.8%	37.6	5.8%
Investment in payment rights	12.2	1.9%	13.8	2.1%
Investments in funds	9.4	1.4%	9.5	1.5%
Equity investments	5.5	0.9%	11.0	1.7%

Total investments	$645.9	100.0%	$648.9	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of March 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$118.8	$119.4	26.39%
Financial services	82.8	82.1	18.15%
Industrials	79.0	81.2	17.95%
Food & beverage	80.8	80.9	17.89%
Consumer products	62.7	62.9	13.90%
Healthcare	58.1	59.3	13.11%
Business services	58.8	57.3	12.67%
Retail & grocery	53.4	50.7	11.20%
Energy / utilities	44.8	45.4	10.03%
Manufacturing	31.6	31.0	6.86%
Media, entertainment and leisure	22.7	25.4	5.62%
Restaurants	20.8	20.9	4.61%
Transportation	18.2	18.2	4.02%
Aerospace & defense	4.2	4.3	0.96%

Total Investments	$736.7	$739.0	163.36%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100.5	$101.0	22.31%
Financial services	91.2	90.7	20.02%
Industrials	79.4	79.7	17.61%
Food & beverage	52.8	52.3	11.55%
Healthcare	48.8	50.5	11.14%
Retail & grocery	53.4	50.2	11.07%
Business services	50.9	50.0	11.05%
Manufacturing	48.8	49.0	10.81%
Consumer products	38.1	38.4	8.47%
Energy / utilities	32.4	32.8	7.25%
Media, entertainment and leisure	24.6	29.1	6.42%
Restaurants	20.8	20.8	4.60%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$645.9	$648.9	143.26%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended March 31, 2014 and 2013 (in millions).

	Three months ended March 31,
	2014	2013
New portfolio investments	$91.7	$55.7
Existing portfolio investments
Follow-on investments	32.1	—
Delayed draw and revolver investments	1.8	0.7

Total existing portfolio investments	33.9	0.7

Total portfolio investment activity	$125.6	$56.4

Number of new portfolio investments	7	5
Number of existing portfolio investments	5	1

First lien secured debt	$67.5	$12.5
Second lien debt	47.2	7.9
Subordinated debt	8.3	20.0
Investments in funds	0.8	—
Equity investments	1.8	—
CLO residual interests	—	16.0

Total portfolio investments	$125.6	$56.4

Weighted average yield of new debt investments	10.6%	13.4%
Weighted average yield, including all new income-producing investments	10.6%	13.4%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three months ended March 31,
Investment	2014	2013
20-20 Technologies Inc.	$3.2	$0.1
Adirondack Park CLO Ltd.	0.5	—
AIM Media Texas Operating, LLC	—	0.3
Copperweld Bimetallics LLC	0.2	—
CRS Reprocessing, LLC	1.1	0.5
Cydcor LLC	0.3	0.4
Embarcadero Technologies, Inc. (a)	0.1	3.1
Gold, Inc. (a)	—	17.8
Harrison Gypsum, LLC	0.3	0.3
Hart InterCivic, Inc.	—	0.8
HEALTHCAREfirst, Inc.	0.1	0.1
Hostway Corporation	0.1	—
Ingenio Acquisition, LLC	0.4	—
Jefferson Management Holdings, LLC	0.9	—
LCP Capital Fund LLC	8.4	—
Loadmaster Derrick & Equipment, Inc.	—	0.8
Key Brand Entertainment, Inc.	1.5	—
Octagon Income Note XIV, Ltd.	0.3	—
SeaStar Solutions (f.k.a. Marine Acquisition Corp)	16.8	—
Sheridan Square CLO, Ltd	0.2	—
Surgery Center Holdings, Inc.	4.9	—
YP Intermediate Holdings Corp.	—	1.7

Total (b)	$39.3	$25.9

(a)	Proceeds received for the three months period ended March 31, 2013 in connection with the sale of investments to Greenway II and co-investors.
(b)	For the three months ended March 31, 2014 and 2013, proceeds included $0.3 million and $0 million, respectively, of prepayment premiums.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The decrease in weighted average yield of new investments is related primarily to an increase in first and second lien investments.

For both the three months ended March 31, 2014 and 2013, we had one unsponsored investment transaction.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of March 31, 2014 and December 31, 2013, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the March 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of March 31, 2014, distributions representing 85.5% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through March 31, 2014 totaled $128.3 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2014 and 2013, the Company earned $0.2 million and $0.5 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $0.3 million and $0.2 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.005 million. Our nominal investment in Greenway II LLC is reflected in the March 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members, including return of capital and earnings, from inception through March 31, 2014 totaled $5.4 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2014 and 2013, we earned $0.5 million and $0.02 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $0.6 million and $0.7 million, respectively, of fees related to Greenway II were included in due from affiliate on the

Consolidated Statements of Assets and Liabilities. During the three months ended March 31, 2013, the Company sold a portion of its investments in two portfolio companies at fair value, for total proceeds of $6.6 million, to Greenway II. There were no transfers to Greenway II for the three months ended March 31, 2014. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2014 and 2013, we recognized $0.1 million and $0 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $0.8 million and $0.8 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

We have invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arise when a special purpose entity, or SPE, or sponsor thereof, needs to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP is a closed vehicle which provides for no liquidity or redemption options and is not readily marketable. LCP is managed by an unaffiliated third party. As of March 31, 2014 and December 31, 2013, we had contributed $12.0 million of capital in the form of membership interests in LCP, which is invested in an underlying SPE referred to as Series 2005-01. On May 1, 2012, we received $3.6 million in connection with a reduction in its commitment pursuant to the governing documents, which is related to the notional amount of the underlying credit default swaps.

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

CLO Residual Interests

As of March 31, 2014, we had investments, at amortized cost, of $36.4 million in the CLO residual interests, or subordinated notes, which can also be structured as income notes, of five CLOs. These subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

Issuer	Security Description	Ownership Interest	Total CLO Amount at Initial Par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$8.7	$9.0
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	9.2	9.4
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	4.4	4.4
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625.9	8.2	8.6
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.9	6.1

Total CLO Residual Interests				$36.4	$37.5

The subordinated notes and income notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes and income notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes and income notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes and income notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

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

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 16 years. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation then all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each investment a score of a 1, 2, 3, 4 or 5

The investment performance scores, or IPS, are as follows:

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. As of March 31, 2014 and December 31, 2013, we had assigned an investment score of 4 or 5 to three portfolio companies.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.14 and 2.13 at March 31, 2014 and December 31, 2013, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014		December 31, 2013
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$49.1	6.6%	$58.9	9.1%
2(b)	581.5	78.7%	484.5	74.7%
3(c)	77.1	10.4%	72.9	11.2%
4(d)	16.8	2.3%	32.6	5.0%
5(e)	14.5	2.0%	—	—

Total	$739.0	100.00%	$648.9	100.00%

(a)	As of March 31, 2014 and December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities.
(b)	As of March 31, 2014 and December 31, 2013, Investment Score “2” included $72.6 million and $62.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2014 and December 31, 2013, Investment Score “3” included $14.5 million and $14.5 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2014 and December 31, 2013, Investment Score “4” included $10.2 million and $10.2 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of March 31, 2014 and December 31, 2013, Investment Score “5” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2014, we had three loans on non-accrual with an amortized cost basis of $39.4 million and fair value of $31.4 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. For the three months ended March 31, 2014, we reversed previously accrued and unpaid interest income against interest income recognized during the quarter totaling $1.4 million, in connection with the investment going on non-accrual status. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

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

Comparison of the Three Months Ended March 31, 2014 and 2013

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

The following shows the breakdown of investment income for the years ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
	2014	2013
Interest income on debt securities
Cash interest	$14.0	$11.2
PIK interest	0.5	1.1
Prepayment premiums	0.3	—
Accretion of discounts and other fees	1.1	0.4

Total interest on debt securities	15.9	12.7
Dividend income	2.1	—
Interest income on other income-producing securities	1.7	1.2
Fees related to Greenway and Greenway II	0.8	0.5
Other income	0.4	—

Total	$20.9	$14.4

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio, dividends received from our equity investments, and fees related to our managed funds.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31, 2014	Three months ended March 31, 2013
Accumulated PIK balance, beginning of period	$6.1	$5.8
PIK income capitalized/receivable	0.5	1.1
PIK received in cash from repayments	—	—

Accumulated PIK balance, end of period	$6.6	$6.9

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the three months ended March 31, 2014 and 2013.

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

The following shows the breakdown of expenses for the years ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
	2014	2013
Expenses
Incentive fees(a)	$2.7	$2.3
Base management fees	2.5	1.5
Administrator expenses	0.9	0.9
Credit facility interest and fees(b)	2.4	1.6
Other expenses	1.1	0.7

Total expenses before taxes	9.6	7.0
Income tax provision and excise tax(c)	0.6	—

Total expenses after taxes	$10.2	$7.0

(a)	For the three months ended March 31, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee amounts, which are currently not payable under the Investment Management Agreement, in the amount of $0.1 million and $0.4 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Term Loan Facility.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings.

The increase in operating expenses for the respective periods was due primarily to the increase in base management and incentive fees related to the growth of the portfolio, credit facility expenses, which was a result of an increase in the credit facility commitments and usage, and taxes related to dividends and earnings on equity investments held in the tax blocker corporations.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $10.7 million, or $0.32 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended March 31, 2014 as compared to $7.4 million, or $0.28 per common share based on a weighted average of 26,315,202 common shares outstanding for the three months ended March 31, 2013.

The increase in net investment income is primarily attributable to the growth in the portfolio, increase in fees related to our managed funds and dividend income received from our equity investments.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

We recognized net realized gains on our portfolio investments of $0.3 million during the year ended March 31, 2014, related primarily to a gain of $0.8 million from distributions from Surgery Center Holdings, Inc., or Surgery, less a realized loss of $0.5 million recognized from the sale of our equity holdings in Jefferson Management Holdings, LLC. In addition, during the three months ended March 31, 2014, we recognized a current tax provision related to realized gains in connection with an adjustment to tax estimates of $0.3 million. We did not recognize any net realized gains or tax provisions related to realized gains during the three months ended March 31, 2013.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended March 31,
	2014	2013
Gross unrealized appreciation on investments	$4.9	$2.8
Gross unrealized depreciation on investments	(5.3)	(1.1)
Reversal of prior period net unrealized appreciation upon a realization	(0.2)	—

Total	$(0.6)	$1.7

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized appreciation of investments repaid.

Provision for Taxes on Unrealized Gain on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2014 and 2013, the Company recognized a benefit (provision) for tax on unrealized gain of $1.0 million and ($0.5) million for consolidated subsidiaries, respectively. As of March 31, 2014 and December 31, 2013, $1.3 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating primarily to deferred tax on unrealized gain on investments. The decrease in provision for tax on unrealized gain relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries as well as the change in the 2013 estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended March 31, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.1 million and $0.1 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended March 31, 2014 and 2013, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $11.0 million, or $0.32 per common share based on a weighted average of 33,905,202 common shares for the three months ended March 31, 2014 as compared to $8.6 million, or $0.33 per common share based on a weighted average of 26,315,202 common shares outstanding for the three months ended March 31, 2013.

The increase in net assets resulting from operations is due to the continued growth in net investment income, which is a result of growing our portfolio, dividends and realized gains from equity investments and unrealized appreciation on investments, including the benefit for taxes on unrealized gain on investments.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our credit facilities, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act.

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

We borrowed $122.6 million under our Revolving Facility for the three months ended March 31, 2014 and repaid $21.5 million on our Revolving Facility from proceeds received from investment income. We borrowed $87.7 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the three months ended March 31, 2013 and repaid $67.9 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities used cash of $83.4 million and $33.8 million for the three months ended March 31, 2014 and 2013, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2014, our financing activities provided cash of $101.1 million from our net borrowings and used $11.5 million for distributions to stockholders. For the three months ended March 31, 2013, our financing activities provided cash of $39.9 million from net borrowings and used cash of $8.7 million for distributions to stockholders and $1.3 million for the payment of financing and offering costs.

As of March 31, 2014 and December 31, 2013, we had cash of $14.0 million and $7.8 million, respectively. We had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

For the three months ended March 31, 2014, we borrowed $122.6 million and repaid $21.5 million under the Facilities. For the three months ended March 31, 2013, we borrowed $107.7 million and repaid $67.9 million under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of March 31, 2014 and December 2013 (in millions):

As of March 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$212.4	3.45%
Term Loan Facility	93.0	93.0	4.15%

Total	$325.0	$305.4	3.66%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$111.3	3.19%
Term Loan Facility	93.0	93.0	4.17%

Total	$325.0	$204.3	3.63%

The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $1.1 million were incurred in connection with the Facilities during the three months ended March 31, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2014 is in excess of 200%. See “Recent Developments” for a discussion of recent amendments to the Facilities.

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

For the three months ended March 31, 2014 and 2013, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2014 and 2013, we recognized $0.1 million and $0.1 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, our fair value of the swap agreement is $(0.2) million and $(0.3) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Commitments and Contingencies

From time to time, we, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, nor the Advisor, are currently subject to any material legal proceedings. There is a risk that some or all of the $1.8 million escrow receivable as of March 31, 2014 may not ultimately be collectible.

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

As of March 31, 2014 and December 31, 2013, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2014	December 31, 2013
Unfunded revolving commitments	$13.7	$9.2
Unfunded delayed draw facilities	9.5	9.5
Unfunded commitments to investments in funds	3.1	4.0

Total unfunded commitments	$26.3	$22.7

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

The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23

Date Declared	Record Date	Payment Date	Amount Per Share
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	March 31, 2014	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2014 distributions as of March 31, 2014, 80.2% would be from ordinary income, 19.8% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of March 31, 2014 (in millions):

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

For the three months ended March 31, 2014, 2013 and 2012, we incurred base management fees payable to the Advisor of $2.5 million and $1.5 million, respectively. As of March 31, 2014 and December 31, 2013, $2.5 million and $2.2 million, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2014 and 2013, we incurred $2.7 million and $1.9 million, respectively, of incentive fees related to ordinary income. As of March 31, 2014 and December 31, 2013, $2.8 million and $2.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2014 and December 31, 2013, $0.9 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three months ended March 31, 2014 and 2013, we incurred $0.1 million and $0.3 million, respectively, of incentive fees related to the GAAP Incentive Fee. As of March 31, 2014 and December 31, 2013, $0.7 million and $0.1 million, respectively, of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

Administration Agreement

We have also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to us. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for our operation, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Advisor for our allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided to us by the Advisor. Our board of directors reviews the allocation methodologies with respect to such expenses. Such costs are reflected as Administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on our behalf, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that our Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2014 and 2013, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. As of March 31, 2014 and December 31, 2013, $0.4 million and $0.2 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2014 and December 31, 2013, $0.04 million and $0.01 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of March 31, 2014 and December 31, 2013, $0.8 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of March 31, 2014 and December 31, 2013, $0.5 million was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment. If the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. For the three months ended March 31, 2014, we reversed previously accrued and unpaid interest income against interest income recognized during the quarter, in connection with the investment going on non-accrual status. As of March 31, 2014, we had three loans on non-accrual with an amortized cost basis of $39.4 million and fair value of $31.4 million. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended March 31, 2014 and 2013, we incurred excise tax expense of $0.1 million and $0.0 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three months ended March 31, 2014 and 2013, we recognized a current income tax provision of $0.5 million and $0.0 million, respectively, which is shown as income tax provision in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received into one of our wholly owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and may be subject to further change once tax information is finalized for the year. As of March 31, 2014 and December 31, 2013, $0.0 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0.6 million and $0.1 million, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three months ended March 31, 2014 and 2013, we recognized a benefit (provision) for tax on unrealized gain on investments of $1.0 million and $(0.5) million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. As of March 31, 2014 and December 31, 2013, $1.3 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

Recent Developments

From April 1, 2014 through May 12, 2014, we closed a floating rate senior secured debt investment of $1.4 million in an existing portfolio company in the transportation industry with a weighted average yield of 9.6% and an equity investment of $1.7 million in an existing portfolio company in the consumer products industry.

On April 1, 2014, we received proceeds of $10.3 million from a partial sale of the second lien term loan of Blue Coat Systems Inc. A realized gain of $0.3 million was recognized.

On April 16, 2014, we received proceeds of $13.2 million in connection with the prepayment of the senior secured term loan of Cydcor LLC at par.

On April 24, 2014, we received proceeds of $28.1 million in connection with the prepayment of the senior secured term loan of NCM Group Holdings, LLC. The proceeds included a $1.3 million prepayment premium.

On April 30, 2014, we closed on an additional $85 million of commitments to its Facilities, which increased the commitments on the Revolving Facility from $232.0 to $303.5 million and commitments on the Term Loan Facility from $93.0 to $106.5 million. We also extended the final maturity of the Revolving Facility from May 2017 to May 2018 and reduced pricing from LIBOR plus 3.00% to LIBOR (with no floor) plus 2.50%. We also extended the final maturity of the Term Loan Facility from May 2018 to May 2019 and reduced pricing from LIBOR plus 4.00% to LIBOR (with no floor) plus 3.25%.

On May 7, 2014, our board of directors declared a dividend of $0.34 per share payable on June 30, 2014 to stockholders of record at the close of business on June 16, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2014, 30.9%, or seventeen, of the debt investments in our portfolio bore interest at fixed rates. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our March 31, 2014 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income
Up 300 basis points	$8.7	$7.4	$1.3
Up 200 basis points	$4.4	$5.1	$(0.7)
Up 100 basis points	$0.5	$2.8	$(2.3)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

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

In addition to the risks discussed below, important risk factors that could cause results or events to differ from current expectations are described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 12, 2014	By:	/s/ JAMES K. HUNT
James K. Hunt
Chief Executive Officer

Date: May 12, 2014	By:	/s/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer