Form 10-Q
period 2014-06-30
THL Credit, Inc.
filed 2014-08-11
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 11, 2014 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $731,689 and $645,911, respectively)	$731,178	$648,860
Controlled investments (cost of $11,218 and $0, respectively)	11,218	—
Non-controlled, affiliated investments (cost of $8 and $7, respectively)	8	7

Total investments at fair value (cost of $742,915 and $645,918, respectively)	$742,404	$648,867
Cash	22,219	7,829
Receivable for investments sold	9,783	—
Interest receivable	9,131	7,225
Deferred financing costs	5,627	4,604
Due from affiliate	883	1,025
Receivable for paydown of investments	716	275
Other deferred assets	713	825
Deferred offering costs	184	—
Prepaid expenses and other assets	154	441
Escrow receivable	—	1,800

Total assets	$791,814	$672,891

Liabilities:
Loans payable	$313,801	$204,300
Payable for investment purchased	16,660	4,400
Accrued incentive fees	3,985	3,421
Base management fees payable	2,879	2,243
Deferred tax liability	1,303	2,414
Accrued expenses	1,187	1,617
Accrued credit facility fees and interest	891	567
Interest rate derivative	382	284
Other deferred liabilities	233	—
Accrued administrator expenses	147	158
Due to affiliate	113	474
Income taxes payable	82	71

Total liabilities	341,663	219,949
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	34	34
Paid-in capital in excess of par	448,902	450,043
Net unrealized appreciation on investments, net of provision for taxes of $1,429 and $2,414, respectively	(1,940)	535
Net unrealized depreciation on interest rate derivative	(382)	(284)
Interest rate derivative periodic interest payments, net	(840)	(613)
Accumulated undistributed net realized gains	—	2,023
Accumulated undistributed net investment income	4,377	1,204

Total net assets	450,151	452,942

Total liabilities and net assets	$791,814	$672,891

Net asset value per share	$13.28	$13.36

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$21,721	$16,888	$39,273	$30,779
Dividend income	637	4,527	2,785	4,527
Other income	588	510	1,030	545
From non-controlled, affiliated investments:
Other income	760	747	1,514	1,244
From controlled investments:
Interest income	39	—	39	—

Total investment income	23,745	22,672	44,641	37,095
Expenses:
Base management fees	2,879	1,673	5,402	3,196
Credit facility interest and fees	2,475	1,401	4,565	2,495
Incentive fees	2,321	3,728	5,066	6,040
Administrator expenses	947	761	1,874	1,650
Other general and administrative expenses	725	497	1,310	847
Professional fees	706	415	1,017	641
Amortization of deferred financing costs	328	269	635	765
Directors’ fees	143	159	292	286

Total expenses	10,524	8,903	20,161	15,920
Income tax provision and excise tax	334	496	891	496

Net investment income	12,887	13,273	23,589	20,679
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on non-controlled, non-affiliated investments	(573)	2,782	(274)	2,782
Net change in unrealized appreciation on investments:
Non-controlled, non-affiliated investments	(2,851)	(681)	(3,460)	1,018

Net realized and unrealized (loss) gain from investments	(3,424)	2,101	(3,734)	3,800
Benefit (provision) for taxes on realized gain on investments	72	(1,097)	(249)	(1,097)
Benefit (provision) for taxes on unrealized gain on investments	14	596	984	67
Interest rate derivative periodic interest payments, net	(114)	(104)	(227)	(208)
Net change in unrealized (depreciation) appreciation on interest rate derivative	(152)	846	(99)	988

Net increase in net assets resulting from operations	$9,283	$15,615	$20,264	$24,229

Net investment income per common share:
Basic and diluted	$0.38	$0.49	$0.70	$0.78
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.27	$0.58	$0.60	$0.91
Dividends declared and paid	$0.34	$0.34	$0.68	$0.67
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	26,899	33,905	26,609

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	For the six months ended June 30,
	2014	2013
Increase in net assets from operations:
Net investment income	$23,589	$20,679
Interest rate derivative periodic interest payments, net	(227)	(208)
Net realized (loss) gain on investments	(274)	2,782
Income tax provision, realized gain	(249)	(1,097)
Net change in unrealized appreciation on investments	(3,460)	1,018
Benefit for taxes on unrealized appreciation on investments	984	67
Net change in unrealized (depreciation) appreciation on interest rate derivative	(99)	988

Net increase in net assets resulting from operations	20,264	24,229
Distributions to stockholders from net investment income	(20,771)	(17,631)
Distributions to stockholders from net realized gain	(2,284)	—
Capital share transactions:
Issuance of common stock	—	110,966
Less offering costs	—	(4,753)

Net increase in net assets from capital share transactions	—	106,213

Total (decrease) increase in net assets	(2,791)	112,811
Net assets at beginning of period	452,942	347,484

Net assets at end of period	$450,151	$460,295

Common shares outstanding at end of period	33,905	33,905

Capital share activity:
Shares sold	—	7,590

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the six months ended June 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$20,264	$24,229
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized appreciation on investments	3,460	(1,018)
Net change in unrealized depreciation (appreciation) on interest rate derivative	99	(988)
Realized loss on investments	455	—
Increase in investments due to PIK	(1,126)	(1,874)
Amortization of deferred financing costs	635	765
Accretion of discounts on investments and other fees	(2,748)	(2,007)
Changes in operating assets and liabilities:
Purchases of investments	(183,746)	(185,209)
Proceeds from sale and paydown of investments	92,204	91,893
Increase in interest receivable	(1,906)	(5,311)
Decrease in escrow receivable	1,800	—
Decrease (increase) in due from affiliate	142	(123)
Decrease in other deferred assets	112	—
Decrease in prepaid expenses and other assets	287	—
Decrease in accrued expenses	(462)	(63)
Increase (decrease) in accrued credit facility fees and interest	324	(58)
Increase in income taxes payable	11	1,548
Decrease in deferred tax liability	(1,111)	(67)
Increase in base management fees payable	636	159
Decrease in accrued administrator expenses	(11)	(284)
Increase in other deferred liabilities	233	—
Increase in incentive fees payable	564	1,915
(Decrease) increase in due to affiliate	(361)	180
Decrease in dividend payable	—	(1,316)

Net cash used in operating activities	(70,245)	(77,629)
Cash flows from financing activities
Borrowings under credit facility	210,750	228,700
Repayments under credit facility	(101,249)	(208,700)
Issuance of shares of common stock	—	110,966
Distributions paid to stockholders	(23,055)	(17,631)
Financing and offering costs paid	(1,811)	(6,148)

Net cash provided by financing activities	84,635	107,187

Net increase in cash	14,390	29,558
Cash, beginning of period	7,829	4,819

Cash, end of period	$22,219	$34,377

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,722	$1,609
Income taxes paid	$752	$45
PIK income earned	$1,162	$1,951

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —162.43% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	10.8% (5)	09/12/12	03/31/19	$32,000	$31,644	$31,680

						31,644	31,680
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	12.4% (12)	03/27/13	04/15/24	—	$8,455	$8,500

						8,455	8,500
Aerogroup International Inc.
Second Lien Term Loan	Consumer products	9.0% (LIBOR + 8.0%)	06/09/14	12/09/19	$13,648	$13,377	$13,377
Second Lien Term Loan Delayed Draw(10)(15)		9.0% (LIBOR + 8.0%)	06/09/14	12/09/14	—	(49)	—
Common stock(9)			06/09/14	—	253,616	11	11
Preferred stock(9)			06/09/14	—	28,180	1,108	1,108

						14,447	14,496
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$864

						764	864
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,916	$3,980
CapEx Term Loan		11.0%	06/24/14	03/07/16	2,600	2,548	2,587
Class A Warrants(9)			09/07/11	—	512	113	41
Series A Preferred Stock(9)			09/17/13	—	225	169	206

						6,746	6,814
Alex Toys, LLC
Second Lien Term Loan	Consumer products	11.0% (LIBOR + 10.0%)	06/30/14	12/30/19	$17,000	$16,660	$16,660

						16,660	16,660
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,199	$7,223

						7,199	7,223
Allied Wireline Services, LLC
Senior Secured Term Loan	Energy / Utilities	9.5% (LIBOR + 8.0%)	02/28/14	02/28/19	$10,186	$9,732	$10,007
Class A Common Equity (7)(8)(9)					—	619	742
Warrant for Common (7)(8)(9)					—	175	232

						10,526	10,981
BeneSys Inc.
Senior Secured Term Loan	Business services	10.8% (LIBOR + 9.8%)	03/31/14	03/31/19	$8,333	$8,173	$8,173

						8,173	8,173
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.5%)	06/27/13	06/27/20	$5,000	$4,957	$5,100

						4,957	5,100
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/10	11/3/15	$17,067	$13,302	$10,920
Warrant for Class B			11/3/10	—	156,552	349	—

						13,651	10,920
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/13	12/31/19	$26,933	$26,555	$27,270

						26,555	27,270

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Connecture, Inc.
Second Lien Term Loan	Healthcare	13.5% (LIBOR + 12.5%)	03/18/13	07/15/18	$21,831	$21,585	$21,831

						21,585	21,831
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,175	$20,398	$20,753

						20,398	20,753
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,100

						16,181	16,100
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.3% (LIBOR + 9.3%)	06/16/11	06/16/15	$15,461	$15,432	$15,383

						15,432	15,383
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,593	$14,391	$14,520

						14,391	14,520
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$8,460	$8,900

						8,460	8,900
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	17.0%(12)	06/01/12	12/31/29	—	$12,163	$13,847
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$248	251	249

						12,414	14,096
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.5% (5)	02/15/13	12/28/17	$9,558	$9,450	$9,558

						9,450	9,558
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5% (6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	$18,966	$18,165

						18,966	18,165
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0% (13) (PIK)	01/17/12	07/17/16	$9,264	$7,652	$6,524

						7,652	6,524
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11	—	1,906	$191	$255

						191	255
Flagship VII, Ltd.
Subordinated Notes, Residual Interest (4)	Financial services	14.2% (12)	12/18/13	01/20/26	—	$4,409	$4,450

						4,409	4,450
Food Processing Holdings, LLC

Senior Secured Term Loan (14)	Food & beverage	10.5% (LIBOR +9.5%)	10/31/13	10/31/18	$22,202	$21,804	$22,202
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR +9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10	—	162.44	163	215
Class B Units(9)			04/20/10	—	406.09	408	423

						22,375	22,840

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13	—	—	$1,649	$1,650

						1,649	1,650
Gold, Inc.
Subordinated Term Loan	Consumer products	12.0%	12/31/12	06/30/19	$16,788	$16,788	$16,704

						16,788	16,704
Gryphon Partners 3.5, L.P.
Partnership interest(16)	Financial services		11/20/12	12/21/18	—	$199	$468

						199	468
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$23,858	$23,593	$23,739

						23,593	23,739
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	11.5% (LIBOR + 9.0% and 1% PIK)	07/01/11	07/01/16	$8,739	$8,658	$8,433
Senior Secured Revolving Loan(10)		10.5% (LIBOR + 9.0%)	07/01/11	07/01/16	800	776	800

						9,434	9,233
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	12.5%(5)	08/31/12	08/30/17	$8,808	$8,623	$8,280

						8,623	8,280
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,794	$24,227
Senior Secured Revolving Loan(10)		10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	—	—	—

						23,794	24,227
Hostway Corporation
Second Lien Term Loan	IT services	10.0% (LIBOR + 8.8%)	12/27/13	12/13/20	$12,000	$11,772	$11,820
Class A Common Equity(9)			12/27/13	—	20,000	200	243
Class A Preferred Equity(9)			12/27/13	—	1,800	1,800	1,800

						13,772	13,863
Igloo Products Corp.
Senior Secured Term Loan	Consumer products	10.3% (LIBOR + 8.8%)	03/28/14	03/28/20	24,922	$24,379	$24,379
Common stock(8)(9)			04/30/14	—	253,616	1,686	1,686

						26,065	26,065
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	05/09/13	05/09/18	$9,169	$9,017	$9,169

						9,017	9,169
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,178	$12,953	$13,112
Senior Secured Revolving Loan(10)(15)		9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	—	(24)	—
Secured Term Loan		12.5% (LIBOR + 11.3%)	05/29/14	08/08/18	2,874	2,817	2,817
Secured Multi-draw Term Loan(15)		12.5% (LIBOR + 11.3%)	05/29/14	08/08/18	—	(62)	—

						15,684	15,929

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,663	$8,828
Senior Secured Revolving Loan(10)(14)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	4,000	4,000	4,000
Senior Secured Delayed Draw Term Loans(10)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	—	—	—

						12,663	12,828
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,957	$8,852	$8,330

						8,852	8,330
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,943	$13,698	$13,943

						13,698	13,943
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	14.3%(12)	12/19/12	01/15/24	—	$7,985	$8,290

						7,985	8,290
OEM Group, Inc.
Senior Secured Subordinated Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,358	$15,220	$13,822
Senior Secured Subordinated Bridge Loan		15.0%(6) (12.5% Cash and 2.5% PIK)	06/06/14	02/28/15	3,000	2,970	2,700
Warrant for Common			10/07/10	—	—	—	—

						18,190	16,522
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	$11,261	$11,484
Subordinated Term Loan		17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/17	1,971	1,948	1,981

						13,209	13,465
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$5,708	$5,954

						5,708	5,954
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,621	$20,558

						20,621	20,558
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$10,000	$9,782	$10,200
Member interest(8)(9)			04/20/10	—	469,673	—	2,200

						9,782	12,400
Synarc-Biocore Holdings, LLC
Second Lien Term Loan	Healthcare	9.3% (LIBOR + 8.3%)	03/13/14	03/13/22	$11,000	$10,893	$10,893

						10,893	10,893

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Tectum Holdings, Inc.
Second Lien Term Loan	Transportation	9.0% (LIBOR + 8.0%)	03/12/14	03/12/19	$12,000	$11,943	$11,970

						11,943	11,970
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,607	$18,303	$18,049

						18,303	18,049
TriMark USA, LLC
Second Lien Term Loan	Food & beverage	10.0% (LIBOR + 9.0%)	02/18/14	08/11/19	$20,000	$19,621	$20,000

						19,621	20,000
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$23,056	$22,797	$23,056

						22,797	23,056
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,569	$11,625

						11,569	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,873	$10,945

						10,873	10,945
Wheels Up Partners, LLC
Senior Secured Term Loan	Transportation	9.6% (LIBOR + 8.6%)	01/31/14	10/15/20	$8,457	$8,326	$8,330
Common stock(7)(8)(9)			01/31/14		1,000,000	1,000	965

						9,326	9,295
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5%(19)	05/21/13	11/21/16	$18,768	$18,447	$12,762

						18,447	12,762
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$2,000

						—	2,000

Total non-controlled/non-affiliated investments—162.43% of net asset value						$731,689	$731,178

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

June 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments—2.49% of net asset value
Thibaut, Inc(22)
Senior Secured Term Loan	Consumer products	12.0%	06/19/14	06/19/19	$6,553	$6,471	$6,553
Series A Preferred Stock(8)(9)(21)			06/19/14	—	4,747	4,747	4,665
Common stock(8)(9)			06/19/14	—	20,639	—	—

						11,218	11,218

Total controlled investments—2.49% of net asset value						$11,218	$11,218

Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/21	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/21	—	$3	$3

						3	3

Total non-controlled/affiliated investments—0.00% of net asset value						$8	$8

Total investments—164.92% of net asset value						$742,915	$742,404

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000	$—	$(382)

Total derivative instruments—0.08% of net asset value						$—	$(382)

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

June 30, 2014

(dollar amounts in thousands)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of June 30, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of June 30, 2014.
(13)	Loan was on non-accrual status as of June 30, 2014. Issuer’s contractual rate was 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15.0%.
(14)	Debt investment interest held in companies related to the portfolio company.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of June 30, 2014. Contractual default rate of interest is 18.0%. The senior subordinated note is expected to convert to equity upon C&K Market, Inc.’s emergence from bankruptcy.
(19)	Contractual default rate of interest is 15.5%. Loan was on non-accrual status as of June 30, 2014. Previously accrued and unpaid interest totaling $1,391 was reversed during the six months ended June 30, 2014 against interest income in connection with the loan going on non-accrual status.
(20)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(21)	Part of our preferred stock investment return is income producing with a stated rate of 3% due on a quarterly basis.
(22)	As defined in Section 2(a)(9) of the Investment Company Act of 1940, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—143.26% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	13.6%(5)	09/12/12	09/12/17	$13,650	$13,378	$13,582

						13,378	13,582
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(12)	03/27/13	04/15/24	—	$9,171	$9,110

						9,171	9,110
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$1,000

						764	1,000
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,894	$3,970
Class A Warrants(9)			09/07/11	—	512	113	135
Series A Preferred Stock(9)			09/17/13	—	225	169	255

						4,176	4,360
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,189	$7,189

						7,189	7,189
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR +8.5%)	06/27/13	06/27/20	$15,000	$14,860	$15,150

						14,860	15,150
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,303	$10,237
Warrant for Class B			11/3/2010	—	156,552	349	—

						13,652	10,237
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR +8.0%)	12/18/13	12/31/19	$27,000	$26,595	$26,595

						26,595	26,595
Connecture, Inc.
Second Lien Term Loan	Healthcare	10.0% (LIBOR +9.0%)	03/18/13	07/15/18	$7,000	$6,875	$7,000

						6,875	7,000
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,725	$20,863	$20,863

						20,863	20,863
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,060

						16,181	16,060
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR +9.5%)	06/16/11	06/16/15	$17,647	$17,588	$17,647

						17,588	17,647
Cydcor LLC
Senior Secured Term Loan(20)	Business services	9.8% (LIBOR + 7.3%)	06/17/13	06/12/17	$13,442	$13,442	$13,442

						13,442	13,442

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

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	09/18/12	05/18/17	$16,500	$16,209	$16,830

						16,209	16,830
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%) 17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/16	$11,426	$11,233	$11,426
Subordinated Term Loan			12/20/11	12/20/17	$1,904	1,879	1,904

						13,112	13,330
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$6,064	$6,152

						6,064	6,152
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,587	$20,587

						20,587	20,587
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$15,000	$14,652	$15,000
Member interest(8)(9)			04/20/10		469,673	—	2,000

						14,652	17,000
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,307	$17,981	$17,941

						17,981	17,941
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$14,411	$14,252	$14,122

						14,252	14,122
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,561	$11,625

						11,561	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,861	$11,165

						10,861	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5%(19)	05/21/13	11/21/16	$18,768	$18,447	$15,765

						18,447	15,765
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$4,100

						—	4,100

Non-controlled/non-affiliated investments—143.26% of net asset value						$645,911	$648,860

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/2021	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/2021	—	$2	$2

						2	2

Total investments—143.26% of net asset value						$645,918	$648,867

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(284)

Total derivative instruments—0.06% of net asset value						$—	$(284)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of June 30, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2013.
(13)	Loan was on non-accrual status as of December 31, 2013. Issuer’s contractual rate is 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15%.
(14)	Debt investment interest held in companies related to the portfolio company.
(15)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of December 31, 2013. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Certain interest payments have been deferred until April 15, 2014.
(20)	Of the $13,442 senior secured term loans outstanding, $11,981 is based in the United States and $1,461 is based in Canada.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

June 30, 2014

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or as amended, the Code. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

The Company has established wholly owned subsidiaries, THL Credit AIM Media Holdings Inc., THL Credit Holdings, Inc. and THL Credit YP Holdings Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Tax blockers are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2014. The financial results of the Company’s portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets, credit worthiness of the Company’s portfolio companies and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2014 and December 31, 2013.

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

Partial Loan Sales

The Company follows the guidance in ASC Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance as a pro-rata ownership interest in an entire financial asset, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s consolidated statements of asset and liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 6, Credit Facility.

Valuation of Investments

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are not considered to be the best estimate of fair value, are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management of the THL Credit Advisors LLC, or the Advisor;

•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms engaged by the Company conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

•

the audit committee of the Company’s board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firms to reflect any comments; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Advisor and the Company’s board of directors, in consultation with the Company’s independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by the board of directors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

The Company values its interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of its residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, reinvestment rates and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

The Company values its investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, the Company’s principal market as the reporting entity and enterprise values, among other factors.

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2014, the Company had three loans on non-accrual with an amortized cost basis of $39,401 and fair value of $30,206. As of December 31, 2013, the Company had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,838.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Accumulated PIK balance, beginning of period	$6,599	$6,899	$6,064	$5,807
PIK income capitalized/receivable	627	859	1,162	1,951
PIK received in cash from repayments	—	(1,784)	—	(1,784)

Accumulated PIK balance, end of period	$7,226	$5,974	$7,226	$5,974

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

The Company capitalizes and amortizes upfront loan origination fees received in connection with the closing of investments. The unearned income from such fees is accreted into interest income over the contractual life of the loan based on the effective interest method. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees, and unamortized discounts are recorded as interest income. On June 3, 2014, the amounts in escrow receivable were settled after an arbitration proceeding. See also the disclosure in Note 4—Realized Gains and Losses on Investments.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2014 and 2013.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, portfolio company administration fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by the Company per the terms of the applicable management or credit agreements.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$294,508	$—	$—	$294,508
Second lien debt	232,316	—	—	232,316
Subordinated debt	145,856	—	—	145,856
CLO residual interests	36,094	—	—	36,094
Equity investments	17,656	—	—	17,656
Investment in payment rights	13,847	—	—	13,847
Investments in funds	2,127	—	—	2,127

Total investments	$742,404	$—	$—	$742,404

Interest rate derivative	(382)	—	(382)	—

Total liability at fair value	$(382)	$—	$(382)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$262,965	$—	$—	$262,965
Second lien debt	157,878	—	—	157,878
Subordinated debt	155,979	—	—	155,979
CLO residual interest	37,618	—	—	37,618
Investment in payment rights	13,844	—	—	13,844
Equity investments	11,037	—	—	11,037
Investments in funds	9,546	—	—	9,546

Total investments	$648,867	$—	$—	$648,867

Interest rate derivative	(284)	—		(284)

Total liability at fair value	$(284)	$—	$—	$(284)

The following is a summary of the industry classification in which the Company invests as of June 30, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$106,769	$106,886	23.76%
IT services	99,130	99,108	22.02%
Food & beverage	80,974	81,996	18.22%
Financial services	81,431	79,022	17.55%
Healthcare	67,793	70,314	15.62%
Industrials	52,843	52,821	11.73%
Retail & grocery	53,415	51,653	11.47%
Energy / utilities	46,984	48,037	10.67%
Business services	45,664	43,807	9.73%
Manufacturing	33,622	31,905	7.09%
Media, entertainment and leisure	25,465	27,963	6.21%
Transportation	21,269	21,265	4.72%
Restaurants	20,811	20,813	4.62%
Aerospace & defense	6,745	6,814	1.51%

Total Investments	$742,915	$742,404	164.92%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$201,136	$202,898	45.06%
Southwest	170,577	165,128	36.68%
Midwest	129,149	129,310	28.73%
Southeast	119,513	124,378	27.63%
West	77,245	78,090	17.35%
International	31,644	31,680	7.04%
Northwest	13,651	10,920	2.43%

Total Investments	$742,915	$742,404	164.92%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013:

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100,501	$101,023	22.31%
Financial services	91,242	90,698	20.02%
Industrials	79,418	79,748	17.61%
Food & beverage	52,774	52,304	11.55%
Healthcare	48,790	50,472	11.14%
Retail & grocery	53,358	50,163	11.07%
Business services	50,941	50,029	11.05%
Manufacturing	48,770	48,956	10.81%
Consumer products	38,200	38,352	8.47%
Energy / utilities	32,393	32,835	7.25%
Media, entertainment and leisure	24,578	29,083	6.42%
Restaurants	20,778	20,844	4.60%
Aerospace & defense	4,175	4,360	0.96%

Total Investments	$645,918	$648,867	143.26%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2013:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$138,835	$140,292	30.97%
West	126,770	128,423	28.35%
Midwest	124,248	124,817	27.56%
Southwest	119,357	116,573	25.74%
Southeast	109,679	114,943	25.38%
International	13,378	13,582	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$645,918	$648,867	143.26%

The following table rolls forward the changes in fair value during the six months ended June 30, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	87,679	89,857	8,275	850	9,345	—	—	196,006
Sales and repayments	(59,375)	(14,797)	(16,500)	(8,354)	(938)	—	(2,464)	(102,428)
Unrealized appreciation (depreciation)(1)	1,338	(1,263)	(3,092)	85	(1,333)	3	802	(3,460)
Realized loss(1)	—	—	—	—	(455)	—	—	(455)
Net amortization of premiums, discounts and fees	1,796	445	369	—	—	—	138	2,748
PIK	105	196	825	—	—	—	—	1,126

Ending balance, June 30, 2014	$294,508	$232,316	$145,856	$2,127	$17,656	$13,847	$36,094	$742,404

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$3,383	$(1,263)	$(2,471)	$85	$(877)	$3	$802	$(338)

(1)	All realized loss and unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2013	$102,256	$70,035	$183,319	$10,259	$6,819	$12,261	$9,400	$394,349
Purchases	82,125	56,375	45,395	150	—	—	16,014	200,059
Sales and repayments	(35,052)	(7,972)	(48,121)	(887)	—	—	(128)	(92,160)
Unrealized appreciation (depreciation)(1)	(31)	1,248	(1,043)	(175)	(548)	1,567	—	1,018
Net amortization of premiums, discounts and fees	806	317	813	—	—	—	71	2,007
PIK	67	225	1,582	—	—	—	—	1,874

Ending balance, June 30, 2013	$150,171	$120,228	$181,945	$9,347	$6,271	$13,828	$25,357	$507,147

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$250	$1,286	$3,041	$184	$2,563	$(1,567)	$—	$5,757

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2014:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$294,508	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 12% (12%)
Second lien debt	232,316	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	145,856	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 18% (15%)
Investments in funds	2,127	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	17,656	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.6x (7.2x)
Investment in payment rights(2)	13,847	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interests	36,094	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%

Total investments	$724,404

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$262,965	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	157,878	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	155,979	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 17% (15%)
Investments in funds	8,361	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	1,185	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	10,100	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.4x (7.1x)
	937	Recent transaction	Sale price	N/A
Investment in payment rights(2)	13,844	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interests	37,618	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$648,867

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar CLOs. In the case of the TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to a collateralized loan obligation (CLO), THL Credit Wind River 2013-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, the Company’s officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of June 30, 2014 and December 31, 2013, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the June 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of June 30, 2014, distributions representing 86.9% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including returns of capital and earnings, to its members from inception through June 30, 2014 totaled $130,322.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2014, the Company earned $195 and $402, respectively, in fees related to Greenway which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company earned $529 and $1,003, respectively, in fees related to Greenway which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $224 and $240 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,505 of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the June 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members, including returns of capital and earnings, from inception through June 30, 2014 totaled $15,700.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2014, the Company earned $565 and $1,112, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company earned $217 and $241, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $651 and $760, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the six months ended June 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19,533, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and six months ended June 30, 2014, the Company recognized $56 and $113, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company did not recognize any expenses related to placement agent expenses. As of June 30, 2014 and December 31, 2013, $713 and $825, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

The Company had invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arose when a special purpose entity, or SPE, or sponsor thereof, needed to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP was a closed investment vehicle which provided for no liquidity or redemption options and was not readily marketable. LCP was managed by an unaffiliated third party. The Company had originally contributed $12,000 of capital in the form of membership interests in LCP, which was invested in an underlying SPE referred to as Series 2005-01.

The Company’s contributed capital in LCP was maintained in a collateral account held by a third-party custodian, who was neither affiliated with the Company nor with LCP, and acted as collateral on certain credit default swaps for the Series 2005-01 for which LCP received fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchased assets on a non-recourse basis and LCP agreed to reimburse the SPE up to a specified amount for potential losses. LCP held the contributed cash invested for an SPE transaction in a segregated account that secured the payment obligation of LCP.

CLO Residual Interests

As of June 30, 2014, the Company had investments in the CLO residual interests, or the subordinated notes, which can also be structured as income notes, of five CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests:

				As of June 30, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$8,455	$8,500	$9,171	$9,110
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	8,460	8,900	9,128	9,300
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	4,409	4,450	4,400	4,400
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625,900	7,985	8,290	8,579	8,656
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,708	5,954	6,064	6,152

Total CLO Residual Interests				$35,017	$36,094	$37,342	$37,618

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three and six months ended June 30, 2014, the Company incurred excise tax expense of $73 and $123, respectively. For the three and six months ended June 30, 2013, the Company did not incur any excise tax expense.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three and six months ended June 30, 2014, the Company recognized a current income tax provision of $261 and $768, respectively, which is shown in income tax provision and excise tax in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company recognized a current income tax provision of $1,594, which is shown as income tax provision of $496 and income tax provision, realized gain of $1,097 in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received into one of the Company’s tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and may be subject to further change once tax information is finalized for the year. As of June 30, 2014 and December 31, 2013, $0 and $381, respectively, of income tax receivable was included in prepaid expenses and other assets and $82 and $71, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three and six months ended June 30, 2014, the Company recognized a benefit for tax on the decrease in unrealized gain on investments of $14 and $984, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company recognized a benefit for tax on the decrease in unrealized gain on investments of $596 and $67, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $1,303 and $2,414, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations.

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

For the three and six months ended June 30, 2014, the Company incurred base management fees of $2,879 and $5,402, respectively. For the three and six months ended June 30, 2013, the Company incurred base management fees of $1,673 and $3,196, respectively. As of June 30, 2014 and December 31, 2013, $2,879 and $2,243, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that the Company has not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation of the Company for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent the Company actually receives such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three and six months ended June 30, 2014, the Company incurred $3,042 and $5,731, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2013, the Company incurred $3,400 and $5,344, respectively, of incentive fees related to ordinary income. As of June 30, 2014 and December 31, 2013, $2,956 and $2,074, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2014 and December 31, 2013, $1,010 and $1,277, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three and six months ended June 30, 2014, the Company reversed $721 and $665, respectively, of incentive fee expenses related to the GAAP Incentive Fee. For the three and six months ended June 30, 2013, the Company incurred $328 and $696, respectively, of incentive fees related to the GAAP Incentive Fee. As of June 30, 2014 and December 31, 2013, $19 and $70, respectively, of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of its chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three and six months ended June 30, 2014, the Company incurred administrator expenses of $947 and $1,874, respectively. For the three and six months ended June 30, 2013, the Company incurred administrator expenses of $761 and $1,650, respectively. As of June 30, 2014 and December 31, 2013, $147 and $158, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2014 and December 31, 2013, $113 and $14, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2014 and December 31, 2013, $874 and $1,011 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and December 31 2013, $0 and $463 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

4. Realized Gains and Losses on Investments

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2014 and 2013:

	For the three month ended June 30,		For the six month ended June 30,
	2014	2013	2014	2013
Escrow receivable settlement (a)	$(1,030)	$—	$(1,030)	$—
Blue Coat Systems, Inc.	414	—	414	—
Jefferson Management Holdings, LLC	—	—	(455)	—
Surgery Center Holdings, Inc.	—	—	716	—
YP Equity Investors, LLC	—	2,744	—	2,744
Other	43	38	81	38

Net realized (losses)/gains	$(573)	$2,782	$(274)	$2,782

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the three and six months ended June 30, 2014.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Numerator—net increase in net assets resulting from operations:	$9,283	$15,615	$20,264	$24,229
Denominator—basic and diluted weighted average common shares:	33,905	26,899	33,905	26,609
Basic and diluted net increase in net assets per common share resulting from operations:	$0.27	$0.58	$0.60	$0.91

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Credit Facility

On April 30, 2014, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Loan Amendment revised the Facility dated May 10, 2012 to, among other things, increase the amount available for borrowing under the Revolving Facility from $232,000 to $303,500 and extend the maturity date from May 2017 to April 2018 (with a one year term out period beginning in April 2017). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also changes the interest rate of the Revolving Facility to LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a maturity date that is one, two, three or six months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to, among other things, increase the amount borrowed from $93,000 to $106,500 and extend the maturity date from May 2018 to April 2019. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 3.25% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600,000.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its subsidiaries, of not less than 2.10:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

For the six months ended June 30, 2014, the Company borrowed $210,750 and repaid $101,249 under the Facilities. For the six months ended June 30, 2013, the Company borrowed $228,700 and repaid $208,700 under the Facilities.

The following shows a summary of the Revolving Facility and Term Loan Facility as of June 30, 2014 and December 31, 2013:

As of June 30, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$207,301	2.69%
Term Loan Facility	106,500	106,500	3.44%

Total	$410,000	$313,801	2.94%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$111,300	3.19%
Term Loan Facility	93,000	93,000	4.17%

Total	$325,000	$204,300	3.63%

As of June 30, 2014 and December 31, 2013, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,475 and $4,565 were incurred in connection with the Facilities for the three and six months ended June 30, 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,401 and $2,495 were incurred in connection with the Facilities for the three and six months ended June 30, 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2014 is in excess of 200%. See also the disclosure in Note 11, Subsequent Events, for recent amendments to the Facilities.

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

The Company recognized a realized loss for three and six months ended June 30, 2014 of $114 and $227, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for the three and six months ended June 30, 2013 of $104 and $208, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2014, the Company recognized $(152) and $(99), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, the Company recognized $846 and $988, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, the Company’s fair value of its swap agreement is ($382) and ($284), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

8. Commitments and Contingencies

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company’s rights under contracts with its portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

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

As of June 30, 2014 and December 31, 2013, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2014	December 31, 2013
Unfunded revolving commitments	$8,109	$9,200
Unfunded delayed draw facilities	12,653	9,500
Unfunded commitments to investments in funds	3,625	3,970

Total unfunded commitments	$24,387	$22,670

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2014 and 2013 under the dividend reinvestment plan.

Under the terms of the Company’s dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, the Company may issue shares of its common stock at a price below net asset value per share, which could cause its stockholders to experience dilution.

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2014 distributions as of June 30, 2014, 90.1% would be from ordinary income, 9.9% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

10. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013
Per Share Data:
Net asset value, beginning of period	$13.34	$13.20	$13.36	$13.20
Net investment income, after taxes(1)	0.38	0.49	0.70	0.77
Net realized (loss) gains on investments(1)	(0.02)	0.10	(0.01)	0.10
Income tax provision, realized gain(1)	—	(0.04)	(0.01)	(0.04)
Net change in unrealized appreciation on investments(1) (2)	(0.08)	(0.02)	(0.11)	0.04
Benefit for taxes on unrealized gain on investments(1)	—	0.02	0.03	—
Net change in unrealized (depreciation) appreciation of interest rate derivative(1)	—	0.03	—	0.04

Net increase in net assets resulting from operations	0.28	0.58	0.60	0.91
Accretive effect of share issuance	—	0.14	—	0.14
Distributions to stockholders from net investment income	(0.34)	(0.34)	(0.61)	(0.67)
Distributions to stockholders from net realized gains	—	—	(0.07)	—

Net asset value, end of period	$13.28	$13.58	$13.28	$13.58

Per share market value at end of period	$14.00	$15.19	$14.00	$15.19
Total return(3) (4)	3.91%	3.67%	(10.90%)	7.32%
Shares outstanding at end of period	33,905	33,905	33,905	33,905
Ratio/Supplemental Data:
Net assets at end of period	$450,151	$460,295	$450,151	$460,295
Ratio of total expenses to average net assets(5) (6) (7)	9.39%	9.36%	8.99%	9.24%
Ratio of net investment income to average net assets(5)	11.45%	12.46%	10.53%	11.00%
Portfolio turnover(4)	8.56%	14.13%	14.42%	20.74%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The Company has revised the previously reported total return of 2.70% to 3.67% and 1.40% to 7.32% for the three and six months ended June 30, 2013, respectively, to correct for an error related to the exclusion of assumed dividend reinvestments in periods during which there were no actual reinvestments. This change was determined not to be material to the financial statements taken as a whole.
(4)	Not annualized.
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended June 30, 2014, the ratio components included 2.56% of base management fee, 2.05% of incentive fee, 2.49% of the cost of borrowing, 2.24% of other operating expenses, and 0.05% of the impact of all taxes. For the three months ended June 30, 2013, the ratio components included of 1.88% base management fee, 3.23% incentive fee, 1.87% of the cost of borrowing, 2.06% of other operating expenses, and 0.32% for the impact of all taxes.

For the six months ended June 30, 2014, the ratio components included 2.41% of base management fee, 2.22% of incentive fee, 2.32% of the cost of borrowing, 2.00% of other operating expenses, and 0.04% of the impact of all taxes. For the six months ended June 30, 2013, the ratio components included 1.83% of base management fee, 3.13% of incentive fee, 1.87% of the cost of borrowing, 1.96% of other operating expenses and 0.45% of the impact of all taxes.

(7)	The Company has amended the basis of presentation for the ratio of total expenses to average net assets. Prior period amounts have been adjusted to conform to the current presentation, which includes the impact of taxes not reflected in net investment income.

11. Subsequent Events

From July 1, 2014 through August 11, 2014, the Company closed one new and three follow-on investments totaling $22,935 in the energy/utilities, healthcare, and business services industries. All of the new investments were senior secured floating rate debt with a combined weighted average yield of 10.4%.

On July 15, 2014, the Company received proceeds of $5,106 from a partial sale of the second lien term loan of Blue Coat Systems, Inc. A realized gain of $149 was recognized.

On July 28, 2014, the Company received proceeds of $12,000 from the repayment of the second lien term loan of Tectum Holdings, Inc. at par.

On August 7, 2014, the Company’s board of directors declared a dividend of $0.34 per share payable on September 30, 2014 to stockholders of record at the close of business on September 15, 2014.

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

Overview

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of middle market companies.

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

As a BDC, we must not acquire any assets other than “qualifying assets” specified in the 1940 Act unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant U.S. Securities and Exchange Commission, or SEC, rules the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States.

We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves and managed funds, over an aggregate $1,351.3 million in commitments into 72 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we received $535.7 million from paydowns related to these investments. The Company alone has received $427.2 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2014, we had $742.4 million of portfolio investments (at fair value), which represents a $93.5 million, or 14.4% increase from the $648.9 million (at fair value) as of December 31, 2013. We also increased our portfolio to fifty-nine investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2014, from fifty-four portfolio investments, including Greenway and Greenway II, as of December 31, 2013.

At June 30, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $13.7 million and $13.7 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $31.6 million and $31.7 million, respectively. At December 31, 2013, our average portfolio company investment at both amortized cost and fair value was approximately $14.0 million and $13.9 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $26.6 million.

At June 30, 2014, 63.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 37.0% bore interest at fixed rates. At December 31, 2013, 59.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2014	December 31, 2013
First lien secured debt	10.8%	11.0%
Second lien debt	11.4%	11.3%
Subordinated debt (3)	10.3%	12.1%
Investments in funds (1)	—	12.6%
Investment in payment rights (2)	17.0%	17.0%
CLO residual interests (2)	13.5%	14.0%

Debt and income-producing investments	11.1%	11.7%
Debt investments	10.9%	11.4%

(1)	As of December 31, 2013, investment in funds includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.

(2)	Yields from investments in payment rights and CLO residual interests represents the implied internal rate of return “IRR” calculation expected from cash flow streams.
(3)	Includes the impact of all loans on non-accrual status.

As of June 30, 2014 and December 31, 2013, portfolio investments, in which we have debt investments, had an average EBITDA of approximately $33 million and $30 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2014 and December 31, 2013, our weighted average debt to EBITDA ratio in the capital structure of our portfolio companies is approximately 4.2 times and 4.2 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of June 30, 2014, excluding investments in Greenway and Greenway II, 82.5% of our portfolio investments are in sponsored investments and 17.5% of our portfolio investments are in unsponsored investments. Our portfolio investments as of June 30, 2014 have used our capital for change of control transactions (26.3%), acquisitions/growth capital (22.8%), refinancings (14.0%), recapitalizations (21.1%) and other (15.8%). Since inception we have closed portfolio investments with forty-one different sponsors.

As of December 31, 2013, excluding investments in Greenway and Greenway II, 78.8% of our portfolio investments are in sponsored investments and 21.2% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2013 have used our capital for change of control transactions (34.6%), acquisitions/growth capital (13.5%), refinancings (13.5%), recapitalizations (21.2%) and other (17.3%). Since inception we have closed portfolio investments with thirty-four different sponsors.

Consistent with our sourcing strategy, approximately 100% and 92% of the Company’s new investments for the three and six months ended June 30, 2014 were directly originated from our relationships with private equity firms, financial advisors, banks and other lending partners, respectively.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$291.8	39.3%	$294.5	39.5%
Second lien debt	232.9	31.4%	232.3	31.3%
Subordinated debt	155.6	20.9%	145.9	19.7%
CLO residual interests	35.0	4.7%	36.1	4.9%
Equity investments	13.5	1.8%	17.7	2.4%
Investment in payment rights	12.2	1.6%	13.8	1.9%
Investments in funds	1.9	0.3%	2.1	0.3%

Total investments	$742.9	100.0%	$742.4	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$261.7	40.5%	$263.1	40.6%
Subordinated debt	162.6	25.2%	156.0	24.0%
Second lien debt	157.2	24.3%	157.9	24.3%
CLO residual interests	37.3	5.8%	37.6	5.8%
Investment in payment rights	12.2	1.9%	13.8	2.1%
Investments in funds	9.4	1.4%	9.5	1.5%
Equity investments	5.5	0.9%	11.0	1.7%

Total investments	$645.9	100.0%	$648.9	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of June 30, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$106.8	$106.9	23.76%
IT services	99.1	99.1	22.02%
Food & beverage	81.0	82.0	18.22%
Financial services	81.4	79.0	17.55%
Healthcare	67.8	70.3	15.62%
Industrials	52.8	52.8	11.73%
Retail & grocery	53.4	51.7	11.47%
Energy / utilities	47.0	48.0	10.67%
Business services	45.7	43.8	9.73%
Manufacturing	33.6	31.9	7.09%
Media, entertainment and leisure	25.5	28.0	6.21%
Transportation	21.3	21.3	4.72%
Restaurants	20.8	20.8	4.62%
Aerospace & defense	6.7	6.8	1.51%

Total Investments	$742.9	$742.4	164.92%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100.5	$101.0	22.31%
Financial services	91.2	90.7	20.02%
Industrials	79.4	79.7	17.61%
Food & beverage	52.8	52.3	11.55%
Healthcare	48.8	50.5	11.14%
Retail & grocery	53.4	50.2	11.07%
Business services	50.9	50.0	11.05%
Manufacturing	48.8	49.0	10.81%
Consumer products	38.1	38.4	8.47%
Energy / utilities	32.4	32.8	7.25%
Media, entertainment and leisure	24.6	29.1	6.42%
Restaurants	20.8	20.8	4.60%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$645.9	$648.9	143.26%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2014 and 2013 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
New portfolio investments	$42.3	$130.0	$134.1	$188.7
Existing portfolio investments
Follow-on investments	22.8	10.6	54.9	10.6
Delayed draw and revolver investments	2.3	—	4.0	0.7

Total existing portfolio investments	25.1	10.6	58.9	11.3

Total portfolio investment activity	$67.4	$140.6	$193.0	$200.0

Number of new portfolio investments	3	6	10	11
Number of existing portfolio investments	7	4	8	5

First lien secured debt	$17.1	$66.3	$84.7	$81.8
Second lien debt	42.7	48.7	89.9	56.6
Subordinated debt	—	25.4	8.3	45.4
Investments in funds	—	0.2	0.8	0.2
Equity investments	7.6	—	9.3	—
CLO residual interests	—	—	—	16.0

Total portfolio investments	$67.4	$140.6	$193.0	$200.0

Weighted average yield of new debt investments	11.5%	11.1%	11.0%	11.6%
Weighted average yield, including all new income-producing investments	11.5%	11.1%	11.0%	11.8%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three months ended June 30,		Six months ended June 30,
Investment	2014	2013	2014	2013
20-20 Technologies Inc.	$—	$0.1	$3.2	$0.2
Adirondack Park CLO Ltd.	0.2	—	0.7	—
Allied Wireline Services, LLC	0.1	—	0.1
AIM Media Texas Operating, LLC	—	3.4	—	3.6
Charming Charlie, Inc.	0.1	—	0.1	—
Blue Coat Systems, Inc.	10.3	—	10.3	—
Copperweld Bimetallics LLC	0.3	—	0.6	—
Connecture, Inc. (a)	—	1.0	—	1.0
CRS Reprocessing, LLC	1.1	—	2.2	0.5
Cydcor LLC (b)	13.2	14.6	13.5	14.9
Dryden CLO, Ltd.	0.7	—	0.7	—
Embarcadero Technologies, Inc. (a)	0.1	1.7	0.2	4.9
Firebirds International, LLC	—	8.3	—	8.3
Gold, Inc. (a)	—	2.0	—	19.9
Gryphon Partners 3.5, L.P.	—	0.9	—	0.9
Harrison Gypsum, LLC	0.2	0.3	0.5	0.6
Hart InterCivic, Inc.	—	—	—	0.8
HEALTHCAREfirst, Inc.	0.2	0.2	0.3	0.3
Holland Intermediate Acquisition Corp. (a)	—	2.2	—	2.2
Hostway Corporation	9.8	—	9.9	—
Ingenio Acquisition, LLC (a)	—	1.5	0.4	1.5
Jefferson Management Holdings, LLC	—	—	0.9	—
LCP Capital Fund LLC	—	—	8.4	—
Loadmaster Derrick & Equipment, Inc.	—	0.3	—	1.0
NCM Group Holdings, LLC	28.1	—	28.1	—
Key Brand Entertainment, Inc.	—	—	1.5	—
Octagon Income Note XIV, Ltd.	0.3	—	0.6	—
SeaStar Solutions (f.k.a. Marine Acquisition Corp)	—	—	16.8	—
Sheridan Square CLO, Ltd	0.2	0.1	0.4	0.1
Surgery Center Holdings, Inc. (c)	—	19.3	4.9	19.3
Tri Starr Management Services, Inc. (a)	—	2.4	—	2.4
Wheels Up Partners, LLC	0.1	—	0.1	—
Wingspan Portfolio Holdings, Inc. (a)	—	7.1	—	7.1
YP Intermediate Holdings Corp.	—	1.7	—	3.4

Total (d)	$65.0	$67.1	$104.4	$92.9

(a)	Proceeds received for the three and six months ended June 30, 2013 in connection with the sale of investments to Greenway II and co-investors.
(b)	Proceeds included $14.3 million received in connection with the prepayment of our initial first lien debt investment as part of a refinancing and subsequently closed on another $14.3 million first lien debt investment.
(c)	Proceeds included $19.3 million, including a prepayment premium, received in connection with the prepayment of our subordinated debt investment as part of a refinancing. We subsequently closed on a $15.0 million second lien debt investment.
(d)	For the three months ended June 30, 2014 and 2013, proceeds included $1.3 million and $0.8 million, respectively, of prepayment premiums and realized gains. For the six months ended June 30, 2014 and 2013, proceeds included $1.6 million and $0.8 million, respectively, of prepayment premiums.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The decrease in weighted average yield of new investments is related primarily to an increase in first and second lien investments. The first and second lien debt securities, based on fair value, has increased 25% since December 31, 2013.

For the three and six months ended June 30, 2014, we had four new and follow-on unsponsored investment transactions, respectively. For the three and six months ended June 30, 2013, we had two and three unsponsored investment transactions, respectively.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of June 30, 2014 and December 31, 2013, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the June 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of June 30, 2014, distributions representing 86.9% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through June 30, 2014 totaled $130.3 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended June 30, 2014 and 2013, the Company earned $0.2 million and $0.5 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, the Company earned $0.4 million and $1.0 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $0.2 million and $0.2 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.005 million. Our nominal investment in Greenway II LLC is reflected in the June 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. Distributions from Greenway II to its members, including return of capital and earnings, from inception through June 30, 2014 totaled $15.7 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended June 30, 2014 and 2013, we earned $0.6 million and $0.2 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we earned $1.1 million and $0.2 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $0.7 million and $0.7 million, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the six months ended June 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and six months ended June 30, 2014, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2013, we did not recognize any expenses related to placement agent expenses. As of June 30, 2014 and December 31, 2013, $0.7 million and $0.8 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Investment in Funds

LCP Capital Fund LLC

We expected that Series 2005-01 would terminate on February 15, 2015; however, on February 3, 2014, LCP was liquidated and we received proceeds of $8.4 million, which was the remaining value of the Company’s interest.

We had invested in a membership interest of LCP Capital Fund LLC, or LCP, a private investment company that was organized to participate in investment opportunities that arose when a special purpose entity, or SPE, or sponsor thereof, needed to raise capital to achieve ratings, regulatory, accounting, tax, or other objectives. LCP was a closed vehicle which provided for no liquidity or redemption options and is not readily marketable. LCP was managed by an unaffiliated third party. We had originally contributed $12.0 million of capital in the form of membership interests in LCP, which was invested in an underlying SPE referred to as Series 2005-01.

Our contributed capital in LCP was maintained in a collateral account held by a third-party custodian, who was neither affiliated with us nor with LCP, and acted as collateral on certain credit default swaps for the Series 2005-01 for which LCP received fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchased assets on a non-recourse basis and LCP agreed to reimburse the SPE up to a specified amount for potential losses. LCP held the contributed cash invested for an SPE transaction in a segregated account that secured the payment obligation of LCP.

CLO Residual Interests

As of June 30, 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes, of five CLOs. These subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of June 30, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$8.5	$8.5	$9.2	$9.1
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	8.5	8.9	9.1	9.3
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	4.4	4.4	4.4	4.4
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625.9	7.9	8.3	8.5	8.6
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.7	6.0	6.1	6.2

Total CLO Residual Interests				$35.0	$36.1	$37.3	$37.6

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. As of June 30, 2014 and December 31, 2013, we had assigned an investment score of 4 or 5 to three portfolio companies.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.17 and 2.13 at June 30, 2014 and December 31, 2013, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014		December 31, 2013
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$35.7	4.8%	$58.9	9.1%
2(b)	578.8	78.0%	484.5	74.7%
3(c)	97.7	13.2%	72.9	11.2%
4(d)	17.4	2.3%	32.6	5.0%
5(e)	12.8	1.7%	—	—

Total	$742.4	100.00%	$648.9	100.00%

(a)	As of June 30, 2014 and December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities.
(b)	As of June 30, 2014 and December 31, 2013, Investment Score “2” included $113.4 million and $62.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2014 and December 31, 2013, Investment Score “3” included $13.8 million and $14.5 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2014 and December 31, 2013, Investment Score “4” included $10.9 million and $10.2 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of June 30, 2014 and December 31, 2013, Investment Score “5” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2014, we had three loans on non-accrual with an amortized cost basis of $39.4 million and fair value of $30.2 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. For the three and six months ended June 30, 2014, we reversed previously accrued and unpaid interest income against interest income recognized totaling $0.3 million and $1.7 million, respectively. For the three and six months ended June 30, 2013, we did not reverse previously accrued and unpaid interest income recognized. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2014 and 2013

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and notional interest, or equity, of collateralized loan obligation, or CLO, residual interests. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income on debt securities
Cash interest	$16.7	$12.1	$30.6	$23.3
PIK interest	0.6	0.9	1.2	2.0
Prepayment premiums	1.3	0.8	1.7	0.8
Accretion of discounts and other fees	1.4	1.6	2.3	2.0

Total interest on debt securities	20.0	15.4	35.8	28.1
Dividend income	0.6	4.5	2.8	4.5
Interest income on other income-producing securities	1.7	1.6	3.5	2.8
Fees related to Greenway and Greenway II	0.8	0.7	1.5	1.2
Other income	0.6	0.5	1.0	0.5

Total	$23.7	$22.7	$44.6	$37.1

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio and related interest income and fees related to its managed funds offset by lower dividend income.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Accumulated PIK balance, beginning of period	$6.6	$6.9	$6.1	$5.8
PIK income capitalized/receivable	0.6	0.9	1.1	2.0
PIK received in cash from repayments	—	(1.8)	—	(1.8)

Accumulated PIK balance, end of period	$7.2	$6.0	$7.2	$6.0

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2014 and 2013.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expenses
Incentive fees(a)	$2.3	$3.7	$5.1	$6.0
Base management fees	2.9	1.7	5.4	3.2
Administrator expenses	0.9	0.8	1.9	1.7
Credit facility interest and fees(b)	2.8	1.7	5.2	3.3
Other expenses	1.7	1.0	2.6	1.7

Total expenses before taxes	10.6	8.9	20.2	15.9
Income tax provision and excise tax(c)	0.3	0.5	0.9	0.5

Total expenses after taxes	$10.9	$9.4	$21.1	$16.4

(a)	For the three months ended June 30, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee reversal of $0.7 million and expense of $0.3 million, respectively. For the six months ended June 30, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee reversal of $0.7 million and expense of $0.7 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Term Loan Facility.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees related to the growth of the portfolio and credit facility expenses, which was a result of an increase in the credit facility commitments and borrowings outstanding. The increase to other expenses was due to an increase in professional fees and other operating costs related to the growth and maturity of the portfolio. The decrease in incentive fees was due to the receipt of dividend income recognized in respective periods.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $12.9 million, or $0.38 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended June 30, 2014 as compared to $13.3 million, or $0.49 per common share based on a weighted average of 26,899,048 common shares outstanding for the three months ended June 30, 2013.

Net investment income was $23.6 million, or $0.70 per common share based on a weighted average of 33,905,202 common shares outstanding for the six months ended June 30, 2014 as compared to $20.7 million, or $0.78 per common share based on a weighted average of 26,608,738 common shares outstanding for the six months ended June 30, 2013.

The decrease in net investment income for the quarter is primarily attributable to the dividend distributions from our equity investments in the same quarter in the prior year. The increase in investment income for comparable year to date periods is primarily attributable to the growth in the portfolio, increase in fees related to our managed funds and dividend income received from our equity investments.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2014 and 2013 (in millions):

	For the three month ended June 30,		For the six month ended June 30,
	2014	2013	2014	2013
Escrow receivable settlement(a)	$(1.0)	$—	$(1.0)	$—
Blue Coat Systems, Inc.	0.4	—	0.4	—
Jefferson Management Holdings, LLC	—	—	(0.5)	—
Surgery Center Holdings, Inc.	—	—	0.7	—
YP Equity Investors, LLC	—	2.7	—	2.7
Other	—	—	0.1	—

Net realized (losses)/gains	$(0.6)	$2.7	$(0.3)	$2.7

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, we reversed $0.3 of previously accelerated amortization income against interest income recognized for the three and six months ended June 30, 2014.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross unrealized appreciation on investments	$4.7	$4.2	$9.6	$5.2
Gross unrealized depreciation on investments	(5.2)	(3.7)	(10.3)	(3.4)
Reversal of prior period net unrealized appreciation upon a realization	(2.4)	(1.2)	(2.8)	(0.8)

Total	$(2.9)	$(0.7)	$(3.5)	$1.0

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized appreciation of investments repaid.

Provision for Taxes on Unrealized Gain on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2014 and 2013, the Company recognized a benefit (provision) for tax on unrealized gain of $0.0 million and $0.6 million for consolidated subsidiaries, respectively. For the six months ended June 30, 2014 and 2013, the Company recognized a benefit (provision) for tax on unrealized gain of $1.0 million and $0.1 million for consolidated subsidiaries, respectively. As of June 30, 2014 and December 31, 2013, $1.3 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating primarily to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gain relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries as well as the change in the 2013 estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended June 30, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $(0.2) million and $0.8 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the six months ended June 30, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $(0.1) million and $1.0 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended June 30, 2014 and 2013, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the six months ended June 30, 2014 and 2013, we realized a loss of $0.2 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $9.3 million, or $0.27 per common share based on a weighted average of 33,905,202 common shares for the three months ended June 30, 2014 as compared to $15.6 million, or $0.58 per common share based on a weighted average of 26,899,048 common shares outstanding for the three months ended June 30, 2013.

Net increase in net assets resulting from operations totaled $20.3 million, or $0.60 per common share based on a weighted average of 33,905,202 common shares for the six months ended June 30, 2014 as compared to $24.2 million, or $0.91 per common share based on a weighted average of 26,608,738 common shares outstanding for the six months ended June 30, 2013.

The decrease in net assets resulting from operations is due to larger equity distributions received in the same period of the prior year and change in unrealized appreciation on investments, benefit for taxes on unrealized gain on investments and tax provision on realized gain on investments.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2014 Annual Stockholder Meeting held on June 3, 2014, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brings the aggregate size to $410.0 million of commitments. We borrowed $197.3 million under our Revolving Facility and $13.5 million under our Term Loan Facility for the six months ended June 30, 2014 and repaid $101.2 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income. We borrowed $208.7 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the six months ended June 30, 2013 and repaid $208.7 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities used cash of $70.2 million and $77.6 million for the six months ended June 30, 2014 and 2013, respectively, primarily in connection with the purchase and sales of portfolio investments. For the six months ended June 30, 2014, our financing activities provided cash of $109.5 million from our net borrowings and used $23.1 million for distributions to stockholders and $1.8 million for the payment of financing and offering costs. For the six months ended June 30, 2013, our financing activities provided cash of $126.3 million from our common stock offering, net of offering costs, and net borrowings and used cash of $17.6 million for distributions to stockholders and $1.5 million for the payment of financing costs.

As of June 30, 2014 and December 31, 2013, we had cash of $22.2 million and $7.8 million, respectively. We had no cash equivalents as of June 30, 2014 and December 31, 2013.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline for the third quarter.

Credit Facility

On April 30, 2014, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to our Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Loan Amendment revised the Facility dated May 10, 2012 to, among other things, increase the amount available for borrowing under the Revolving Facility from $232.0 million to $303.5 million and extend the maturity date from May 2017 to April 2018 (with a one year term out period beginning in April 2017). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also changes the interest rate of the Revolving Facility to LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% (with LIBOR floor) of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or six months. The LIBOR rate on the borrowings outstanding on our Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to, among other things, increase the amount borrowed from $93.0 million to $106.5 million and extend the maturity date from May 2018 to April 2019. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 3.25% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or six months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600.0 million.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our subsidiaries, of not less than 2.10:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

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

For the six months ended June 30, 2014, we borrowed $210.8 million and repaid $101.2 million under the Facilities. For the six months ended June 30, 2013, we borrowed $228.7 million and repaid $208.7 million under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of June 30, 2014 and December 2013 (in millions):

As of June 30, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$207.3	2.69%
Term Loan Facility	106.5	106.5	3.44%

Total	$410.0	$313.8	2.94%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$111.3	3.19%
Term Loan Facility	93.0	93.0	4.17%

Total	$325.0	$204.3	3.63%

The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.5 million and $1.4 million were incurred in connection with the Facilities during the three months ended June 30, 2014 and 2013, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $4.6 million and $2.5 million were incurred in connection with the Facilities during the six months ended June 30, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2014 is in excess of 200%.

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

For the three months ended June 30, 2014 and 2013, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we recognized $0.2 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended June 30, 2014 and 2013, we recognized $(0.2) million and $0.8 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we recognized $(0.1) million and $1.0 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, our fair value of the swap agreement is $(0.4) million and $(0.3) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2014 and December 31, 2013, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2014	December 31, 2013
Unfunded revolving commitments	$8.1	$9.2
Unfunded delayed draw facilities	12.7	9.5
Unfunded commitments to investments in funds	3.6	4.0

Total unfunded commitments	$24.4	$22.7

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

In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34

Date Declared	Record Date	Payment Date	Amount Per Share
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	March 31, 2014	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2014 distributions as of June 30, 2014, 90.1% would be from ordinary income, 9.9% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of June 30, 2014 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Term Loan Facility	$106.5	—	—	$106.5	—

(1)	Excludes commitments to extend credit to our portfolio companies.

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

For the three months ended June 30, 2014 and 2013, we incurred base management fees payable to the Advisor of $2.9 million and $1.7 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred base management fees payable to the Advisor of $5.4 million and $3.2 million, respectively. As of June 30, 2014 and December 31, 2013, $2.9 million and $2.2 million, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three months ended June 30, 2014 and 2013, we incurred $3.0 million and $3.4 million, respectively, of incentive fees related to ordinary income. For the six months ended June 30, 2014 and 2013, we incurred $5.7 million and $5.3 million, respectively, of incentive fees related to ordinary income. As of June 30, 2014 and December 31, 2013, $3.0 million and $2.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2014 and December 31, 2013, $1.0 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three months ended June 30, 2014 and 2013, we reversed $0.7 million and incurred $0.3 million, respectively, of incentive fee expenses related to the GAAP Incentive Fee. For the six months ended June 30, 2014 and 2013, we reversed $0.7 million and incurred $0.7 million, respectively, of incentive fee expenses related to the GAAP Incentive Fee. As of June 30, 2014 and December 31, 2013, $0.0 million and $0.1 million, respectively, of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

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

For the three months ended June 30, 2014 and 2013, we incurred administrator expenses of $0.9 million and $0.8 million, respectively. For the six months ended June 30, 2014 and 2013, we incurred administrator expenses of $1.9 million and $1.7 million, respectively. As of June 30, 2014 and December 31, 2013, $0.1 million and $0.2 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2014 and December 31, 2013, $0.1 million and $0.01 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of June 30, 2014 and December 31, 2013, $0.9 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2014 and December 31 2013, $0.0 million and $0.5 million was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

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

•

the audit committee of our board of directors reviews the preliminary valuations of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firms to reflect any comments; and

•

our board of directors discusses valuations and determines the fair value of each investment in our portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. For the three and six months ended June 30, 2014, we reversed previously accrued and unpaid interest income against interest income recognized totaling $0.3 million and $1.7, respectively. For the three and six months ended June 30, 2013, we did not reverse previously accrued and unpaid interest income recognized. As of June 30, 2014, we had three loans on non-accrual with an amortized cost basis of $39.4 million and fair value of $30.2 million. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three and six months ended June 30, 2014, we incurred excise tax expense of $0.1 million and $0.1 million, respectively. For the three and six months ended June 30, 2013, we did not incur any excise tax expense.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

For the three months ended June 30, 2014 and 2013, we recognized a current income tax provision of $0.3 million and $1.6 million, respectively, which is shown as income tax provision and income tax provision, realized gain in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we recognized a current income tax provision of $0.8 million and $1.6 million, respectively, which is shown as income tax provision and income tax provision, realized gain in the Consolidated Statements of Operations. These income taxes relate primarily to the proceeds received into one of our wholly owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and may be subject to further change once tax information is finalized for the year. As of June 30, 2014 and December 31, 2013, $0.0 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0.1 million and $0.1 million, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities relating to dividend income and other projected earnings of tax blocker corporations.

For the three months ended June 30, 2014 and 2013, we recognized a benefit for tax on unrealized gain on investments of $0.0 million and $0.6 million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. For the six months ended June 30, 2014 and 2013, we recognized a benefit for tax on unrealized gain on investments of $1.0 million and $0.1 million, respectively, for consolidated subsidiaries in the Consolidated Statements of Operations. As of June 30, 2014 and December 31, 2013, $1.3 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments held in tax blocker corporations.

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

Recent Developments

From July 1, 2014 through August 11, 2014, we closed one new and three follow-on investments totaling $22.9 million in the energy/utilities, healthcare, and business services industries. All of the new investments were senior secured floating rate debt with a combined weighted average yield of 10.4%.

On July 15, 2014, we received proceeds of $5.1 million from a partial sale of the second lien term loan of Blue Coat Systems, Inc. A realized gain of $0.1 million was recognized.

On July 28, 2014, we received proceeds of $12.0 million from the repayment of the second lien term loan of Tectum Holdings, Inc. at par.

On August 7, 2014, our board of directors declared a dividend of $0.34 per share payable on September 30, 2014 to stockholders of record at the close of business on September 15, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2014, 37.0%, or twenty, of the debt investments in our portfolio bore interest at fixed rates. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our June 30, 2014 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.4	$8.0	$1.4
Up 200 basis points	$4.8	$5.3	$(0.5)
Up 100 basis points	$0.6	$2.6	$(2.0)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2014 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our co-Chief Executive Officers and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, our co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as set forth below, there have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on March 7, 2014.

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

Our investments may include original issue discount, or OID, instruments and contractual PIK, interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

•

The higher interest rates of OID and PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and OID and PIK instruments generally represent a significantly higher credit risk than coupon loans.

•	Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.

•

OID and PIK instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of any associated collateral. OID and PIK income may also create uncertainty about the source of our cash distributions.

•

For accounting purposes, any cash distributions to shareholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

•

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Adviser. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

We may incur greater risk with respect to investments we acquire through assignments or participations of interests.

Although we originate a substantial portion of our loans, we may acquire loans through assignments or participations of interests in such loans. The purchaser of an assignment typically succeeds to all the rights and obligations of the assigning institution and becomes a lender under the credit agreement with respect to such debt obligation. However, the purchaser’s rights can be more restricted than those of the assigning institution, and we may not be able to unilaterally enforce all rights and remedies under an assigned debt obligation and with regard to any associated collateral. A participation typically results in a contractual relationship only with the institution participating out the interest and not directly with the borrower. Sellers of participations typically include banks, broker-dealers, other financial institutions and lending institutions. In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will be exposed to the credit risk of both the borrower and the institution selling the participation. In addition, to the extent that the lead institution fails and any borrower collateral is used to reduce the balance of a participated loan, we will be regarded as a creditor of the lead institution and will not benefit from the exercise of any set-off rights by the lead institution or its receiver. Further, in purchasing participations in lending syndicates, we will not be able to conduct the same level of due diligence on a borrower or the quality of the loan with respect to which we are buying a participation as we would conduct if we were investing directly in the loan. This difference may result in us being exposed to greater credit or fraud risk with respect to such loans than we expected when initially purchasing the participation.

Certain provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation could deter takeover attempts and have an adverse effect on the price of our common stock.

The General Corporation Law of the State of Delaware and our certificate of incorporation contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Among other provisions, our directors may be removed for cause only by the affirmative vote of 75% of the holders of our outstanding capital stock. Our board of directors also is authorized to issue preferred stock in one or more series. In addition, our certificate of incorporation requires the favorable vote of a majority of our board of directors followed by the favorable vote of the holders of at least 75% of our outstanding shares of common stock, to approve, adopt or authorize certain transactions, including mergers and the sale, lease or exchange of all or any substantial part of our assets with 10% or greater holders of our outstanding common stock and their affiliates or associates, unless the transaction has been approved by at least 80% of our board of directors, in which case approval by “a majority of the outstanding voting securities” (as defined in the 1940 Act) will be required. These measures may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: August 11, 2014	By:	/s/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: August 11, 2014	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: August 11, 2014	By:	/s/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer