Form 10-Q
period 2014-09-30
THL Credit, Inc.
filed 2014-11-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 6, 2014 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $693,653 and $645,911, respectively)	$693,349	$648,860
Controlled investments (cost of $24,376 and $0, respectively)	24,675	—
Non-controlled, affiliated investments (cost of $8 and $7, respectively)	8	7

Total investments at fair value (cost of $718,037 and $645,918, respectively)	$718,032	$648,867
Cash	7,105	7,829
Interest receivable	9,636	7,225
Deferred financing costs	5,287	4,604
Due from affiliate	763	1,025
Receivable for paydown of investments	716	275
Other deferred assets	656	825
Deferred offering costs	292	—
Prepaid expenses and other assets	630	441
Escrow receivable	—	1,800

Total assets	$743,117	$672,891

Liabilities:
Loans payable	$281,601	$204,300
Payable for investment purchased	—	4,400
Accrued incentive fees	3,973	3,421
Base management fees payable	2,931	2,243
Deferred tax liability	1,721	2,414
Accrued expenses	1,307	1,617
Accrued credit facility fees and interest	651	567
Interest rate derivative	116	284
Other deferred liabilities	219	—
Accrued administrator expenses	151	158
Due to affiliate	14	474
Income taxes payable	—	71

Total liabilities	292,684	219,949
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	34	34
Paid-in capital in excess of par	448,776	450,043
Net unrealized appreciation (depreciation) on investments, net of provision for taxes of $1,721 and $2,414, respectively	(1,726)	535
Net unrealized depreciation on interest rate derivative	(116)	(284)
Interest rate derivative periodic interest payments, net	(957)	(613)
Accumulated undistributed net realized (losses) gains	(126)	2,023
Accumulated undistributed net investment income	4,548	1,204

Total net assets	450,433	452,942

Total liabilities and net assets	$743,117	$672,891

Net asset value per share	$13.29	$13.36

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations (unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$21,659	$17,694	$60,932	$48,472
Dividend income	229	356	3,014	4,884
Other income	265	142	1,296	687
From non-controlled, affiliated investments:
Other income	703	872	2,217	2,116
From controlled investments:
Interest income	236	—	276	—
Other income	53	—	53	—

Total investment income	23,145	19,064	67,788	56,159
Expenses:
Incentive fees	2,944	2,053	8,010	8,093
Base management fees	2,931	2,081	8,333	5,278
Credit facility interest and fees	2,388	1,403	6,953	3,898
Administrator expenses	976	800	2,850	2,450
Other general and administrative expenses	677	508	1,988	1,354
Professional fees	373	311	1,390	953
Amortization of deferred financing costs	340	274	975	1,039
Directors’ fees	166	152	458	438

Total expenses	10,795	7,582	30,957	23,503
Income tax provision (benefit) and excise tax	127	(120)	1,018	376

Net investment income	12,223	11,602	35,813	32,280
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on non-controlled, non-affiliated investments	(777)	(390)	(1,051)	2,393
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	206	(3,141)	(3,254)	(2,123)
Controlled, non-affiliated investments	299	—	299	—

Net realized and unrealized (loss) gain from investments	(272)	(3,531)	(4,006)	270
Benefit (provision) for taxes on realized gain on investments	—	1,097	(249)	—
Benefit (provision) for taxes on unrealized gain on investments	(292)	(1,050)	693	(981)
Interest rate derivative periodic interest payments, net	(116)	(113)	(344)	(321)
Net change in unrealized (depreciation) appreciation on interest rate derivative	267	(248)	168	739

Net increase in net assets resulting from operations	$11,810	$7,757	$32,075	$31,987

Net investment income per common share:
Basic and diluted	$0.36	$0.34	$1.06	$1.11
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.35	$0.23	$0.95	$1.10
Dividends declared and paid	$0.34	$0.42	$1.02	$1.09
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	33,905	33,905	29,068

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets (unaudited)

(in thousands, except per share data)

	For the nine months ended September 30,
	2014	2013
Increase in net assets from operations:
Net investment income	$35,813	$32,280
Interest rate derivative periodic interest payments, net	(344)	(321)
Net realized (loss) gain on investments	(1,051)	2,393
Income tax provision, realized gain	(249)	—
Net change in unrealized appreciation (depreciation) on investments	(2,955)	(2,123)
Benefit (provision) for taxes on unrealized gain on investments	693	(981)
Net change in unrealized appreciation (depreciation) on interest rate derivative	168	739

Net increase in net assets resulting from operations	32,075	31,987
Distributions to stockholders from net investment income	(32,300)	(31,871)
Distributions to stockholders from net realized gain	(2,284)	—
Capital share transactions:
Issuance of common stock	—	110,966
Less offering costs	—	(4,788)

Net increase in net assets from capital share transactions	—	106,178

Total (decrease) increase in net assets	(2,509)	106,294
Net assets at beginning of period	452,942	347,484

Net assets at end of period	$450,433	$453,778

Common shares outstanding at end of period	33,905	33,905

Capital share activity:
Shares sold	—	7,590

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	For the nine months ended September 30,
	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,075	$31,987
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Increase in payable for investment purchased	—	9,100
Net change in unrealized depreciation (appreciation) on investments	2,955	2,123
Net change in unrealized depreciation (appreciation) on interest rate derivative	(168)	(739)
Realized loss on investments	879	—
Increase in investments due to PIK	(1,637)	(2,590)
Amortization of deferred financing costs	975	1,039
Accretion of discounts on investments and other fees	(3,928)	(3,346)
Changes in operating assets and liabilities:
Purchases of investments, net of payable of investment purchased	(239,477)	(297,159)
Proceeds from sale and paydown of investments	167,204	123,142
Increase in interest receivable	(2,411)	(5,692)
Decrease (increase) in escrow receivable	1,800	(2,000)
Decrease (increase) in other deferred expenses	169	—
Decrease (increase) in due from affiliate	261	(484)
Decrease in prepaid expenses and other assets	(189)	(316)
(Decrease) increase in accrued expenses	(352)	78
Increase in accrued credit facility fees and interest	84	398
(Decrease) in income taxes payable	(71)	109
(Decrease) increase in deferred tax liability	(693)	982
Increase in base management fees payable	688	567
Decrease in accrued administrator expenses	(7)	(255)
Increase in other deferred liabilities	219	—
Increase in incentive fees payable	552	265
(Decrease) increase in due to affiliate	(460)	580
Decrease in dividend payable	—	(1,316)

Net cash used in operating activities	(41,532)	(143,527)
Cash flows from financing activities
Borrowings under credit facility	248,050	311,600
Repayments under credit facility	(170,749)	(235,700)
Issuance of shares of common stock	—	110,966
Distributions paid to stockholders	(34,584)	(31,871)
Financing and offering costs paid	(1,909)	(6,279)

Net cash provided by financing activities	40,808	148,716

Net (decrease) increase in cash	(724)	5,189
Cash, beginning of period	7,829	4,819

Cash, end of period	$7,105	$10,008

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$5,203	$2,536
Income Taxes Paid	$1,070	$621
PIK income earned	$1,680	$2,597

Non-cash Operating Activities:

For the nine months ended September 30, 2014, the Company converted the cost basis of a senior subordinated note, certain interest due and warrants of C&K Markets, Inc. totaling $14,272 to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss of $1,000.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —153.93% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	10.8%(5)	09/12/12	03/31/19	$31,800	$31,459	$31,641

						31,459	31,641
A10 Capital, LLC
Senior Subordinated Delayed Draw Note(10)	Financial services	12.0%	08/25/14	01/25/21	$3,444	$3,410	$3,410
Preferred stock(8)(9)(23)		14.0% (12.0% Cash + 2.0% PIK)	08/25/14	—	26,889	6,830	6,830

						10,240	10,240
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	12.4%(12)	03/27/13	04/15/24	—	$8,325	$8,527

						8,325	8,527
Aerogroup International Inc.
Second Lien Term Loan	Consumer products	9.0% (LIBOR + 8.0%)	06/09/14	12/09/19	$13,648	$13,387	$13,387
Second Lien Term Loan Delayed Draw(10)(15)		9.0% (LIBOR + 8.0%)	06/09/14	12/09/14	—	(47)	—
Common stock(9)			06/09/14	—	253,616	11	33
Preferred stock(9)			06/09/14	—	28,180	1,108	1,080

						14,459	14,500
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$882

						764	882
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,927	$3,980
CapEx Term Loan		11.0%	06/24/14	03/07/16	2,600	2,548	2,587
Class A Warrants(9)			09/07/11	—	512	113	56
Series A Preferred Stock(9)			09/17/13	—	225	169	219

						6,757	6,842
Alex Toys, LLC
Second Lien Term Loan	Consumer products	11.0% (LIBOR + 10.0%)	06/30/14	12/30/19	$17,000	$16,672	$16,672

						16,672	16,672
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR + 9.0%)	11/26/13	05/27/19	$7,333	$7,204	$7,223

						7,204	7,223
Allied Wireline Services, LLC
Senior Secured Term Loan	Energy / Utilities	9.5% (LIBOR + 8.0%)	02/28/14	02/28/19	$10,057	$9,628	$10,006
Class A Common Equity(7)(8)(9)					618,868	619	804
Warrant for Common(7)(8)(9)					501,159	175	303

						10,422	11,113
BeneSys Inc.
Senior Secured Term Loan	Business services	10.8% (LIBOR + 9.8%)	03/31/14	03/31/19	$8,715	$8,552	$8,584
Senior Secured Delayed Draw Term Loan(10)(15)		10.8% (LIBOR + 9.8%)	08/01/14	03/31/19	—	(11)	—

						8,541	8,584
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/13	12/31/19	$26,865	$26,499	$26,968

						26,499	26,968

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
Connecture, Inc.
Second Lien Term Loan	Healthcare	13.5% (LIBOR + 12.5%)	03/18/13	07/15/18	$21,831	$21,597	$21,831

						21,597	21,831
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$20,900	$20,166	$20,482

						20,166	20,482
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,181

						16,181	16,181
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	12.5% (LIBOR + 11.5%)	06/16/11	06/16/15	$15,461	$15,439	$14,687

						15,439	14,687
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash + 2.0% PIK)	05/15/12	11/15/17	$14,668	$14,478	$14,668

						14,478	14,668
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$8,278	$8,811

						8,278	8,811
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	17.0%(12)	06/01/12	12/31/29	—	$12,163	$13,824
Senior Secured Term Loan(11)		4.5% (LIBOR + 3.5%)	05/15/13	04/23/20	$247	250	246

						12,413	14,070
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.6%(5)	02/15/13	12/28/17	$9,429	$9,329	$9,429

						9,329	9,429
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5%(6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,763	$18,991	$18,575

						18,991	18,575
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	01/17/12	07/17/16	$9,624	$7,652	$7,699

						7,652	7,699
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11	—	1,906	$191	$257

						191	257
Flagship VII, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	14.2%(12)	12/18/13	01/20/26	—	$4,252	$4,617

						4,252	4,617
Food Processing Holdings, LLC
Senior Secured Term Loan(14)	Food & beverage	10.5% (LIBOR +9.5%)	10/31/13	10/31/18	$22,202	$21,823	$22,202
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR +9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10	—	162.44	163	221
Class B Units(9)			04/20/10	—	406.09	408	503

						22,394	22,926
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13	—	—	$2,085	$2,085

						2,085	2,085

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
Gold, Inc.
Subordinated Term Loan	Consumer products	12.0%	12/31/12	06/30/19	$16,788	$16,788	$16,620

						16,788	16,620
Gryphon Partners 3.5, L.P.
Partnership interest(16)	Financial services		11/20/12	12/21/18	—	$118	$290

						118	290
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% Cash + 0.5% PIK)	12/21/12	12/21/17	$26,245	$25,959	$26,245

						25,959	26,245
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	12.5% (LIBOR + 10.0% Cash + 1.0% PIK)	07/01/11	07/01/16	$8,535	$8,465	$8,279
Senior Secured Revolving Loan(10)		11.5% (LIBOR + 10.0%)	07/01/11	07/01/16	2,100	2,079	2,100

						10,544	10,379
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	13.4%(5)	08/31/12	08/30/17	$8,683	$8,513	$8,249

						8,513	8,249
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy/ Utilities	10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,817	$24,227
Senior Secured Revolving Loan(10)		10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	—	—	—

						23,817	24,227
Hostway Corporation
Second Lien Term Loan	IT services	10.0% (LIBOR + 8.8%)	12/27/13	12/13/20	$12,000	$11,779	$11,940
Class A Common Equity(9)			12/27/13	—	20,000	200	133
Class A Preferred Equity(9)			12/27/13	—	1,800	1,800	1,945

						13,779	14,018
Igloo Products Corp.
Senior Secured Term Loan	Consumer products	10.3% (LIBOR + 8.8%)	03/28/14	03/28/20	$24,922	$24,396	$24,174
Common stock(8)(9)			04/30/14	—	253,616	1,686	1,336

						26,082	25,510
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	11.3% (10.3% Cash+ 1.0% PIK)	05/09/13	03/14/19	$9,139	$8,994	$9,139

						8,994	9,139
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,013	$12,802	$13,013
Senior Secured Revolving Loan(10)(15)		9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	—	(23)	—
Secured Term Loan		12.5% (LIBOR + 11.3%)	05/29/14	08/08/18	2,874	2,820	2,845
Secured Multi-draw Term Loan(15)		12.5% (LIBOR + 11.3%)	05/29/14	08/08/18	—	(58)	—

						15,541	15,858
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,674	$8,828
Senior Secured Revolving Loan(10)(14)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	4,000	4,000	4,000
Senior Secured Delayed Draw Term Loans(10)		9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	3,500	3,434	3,500

						16,108	16,328

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6)(12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,991	$8,890	$8,362

						8,890	8,362
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,246	$13,024	$13,246

						13,024	13,246
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	14.3%(12)	12/19/12	01/15/24	—	$7,714	$8,240

						7,714	8,240
OEM Group, Inc.
Senior Secured Subordinated Note	Manufacturing	15.0%(6)(12.5% Cash + 2.5% PIK)	10/07/10	10/07/15	$15,451	$15,336	$14,369
Senior Secured Subordinated Bridge Loan		15.0%(6)(12.5% Cash + 2.5% PIK)	06/06/14	10/07/15	3,024	3,002	2,934
Warrant for Common			10/07/10	—	—	—	—

						18,338	17,303
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/11	12/20/16	$11,426	$11,276	$11,484
Subordinated Term Loan		17.0%(17)(10.0% Cash + 7.0% PIK)	12/20/11	12/20/17	2,005	1,984	2,015

						13,260	13,499
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$5,574	$5,853

						5,574	5,853
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,638	$20,662

						20,638	20,662
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$10,000	$9,789	$10,200
Member interest(8)(9)			04/20/10	—	—	—	5,500

						9,789	15,700
Synarc-Biocore Holdings, LLC
Second Lien Term Loan	Healthcare	9.3% (LIBOR + 8.3%)	03/13/14	03/13/22	$11,000	$10,895	$10,753

						10,895	10,753
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6)(12.5% Cash + 3.3% PIK)	03/04/13	03/04/19	$18,762	$18,469	$16,698

						18,469	16,698
Virtus Pharmaceuticals, LLC
Senior Secured Term Loan	Healthcare	11.2%(5)	07/17/14	07/17/19	$17,344	$16,925	$16,925

						16,925	16,925
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,573	$11,567

						11,573	11,567

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited) – (Continued)

September 30, 2014

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)(20)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,880	$10,890

						10,880	10,890
Wheels Up Partners, LLC
Senior Secured Term Loan (Class A-2)	Transportation	9.6% (LIBOR + 8.6%)	01/31/14	10/15/22	$9,776	$9,651	$9,678
Senior Secured Term Loan (Class A-3)	Transportation	9.6% (LIBOR + 8.6%)	08/27/14	07/15/23	645	645	638
Common stock(7)(8)(9)			01/31/14		1,000,000	1,000	983

						11,296	11,299
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5%(19)	05/21/13	11/21/16	$18,768	$18,447	$6,569

						18,447	6,569
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$2,500

						—	2,500

Total non-controlled/non-affiliated investments—153.93% of net asset value						$693,653	$693,349

Controlled investments—5.48% of net asset value
C&K Market, Inc.
Preferred stock(18)	Retail & grocery		11/03/10	—	1,952,604	$10,956	$10,956
Common stock(18)			11/03/10	—	1,952,604	2,271	2,271

						13,227	13,227
Thibaut, Inc(22)
Senior Secured Term Loan	Consumer products	12.0%	06/19/14	06/19/19	$6,537	$6,458	$6,536
Series A Preferred Stock(8)(9)(21)			06/19/14	—	4,747	4,691	4,547
Common stock(8)(9)			06/19/14	—	20,639	—	365

						11,149	11,448

Total controlled investments—5.48% of net asset value						$24,376	$24,675

Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	01/14/21	—	$4	$4

						4	4
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/21	—	$4	$4

						4	4

Total non-controlled/affiliated investments—0.00% of net asset value						$8	$8

Total investments—159.41% of net asset value						$718,037	$718,032

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/17	1	$50,000	$—	$(116)

Total derivative instruments—0.03% of net asset value						$—	$(116)

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments (unaudited)

September 30, 2014

(dollar amounts in thousands)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of September 30, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of September 30, 2014.
(13)	Loan was on non-accrual status as of September 30, 2014. Issuer’s contractual rate was 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014, June 30, 2014 and September 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15.0%.
(14)	Debt investment interest held in companies related to the portfolio company.
(15)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000.

See Note 4, Realized Gains and Losses on Investments for additional detail.

(19)	Contractual default rate of interest is 15.5%. Loan was on non-accrual status as of September 30, 2014. Previously accrued and unpaid interest totaling $1,391 was reversed during the nine months ended September 30, 2014 against interest income in connection with the loan going on non-accrual status. On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged its subordinated term loan for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. The fair value of the shares of the equity received in the exchange approximated the fair value of the subordinated debt reflected as of September 30, 2014.
(20)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(21)	Part of our preferred stock investment return is income producing with a stated rate of 3% due on a quarterly basis.
(22)	As defined in Section 2(a)(9) of the Investment Company Act of 1940, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(23)	Preferred stock investment return is income producing with a stated rate of 12% cash and 2% PIK due on a monthly basis.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—143.26% of net asset value
20-20 Technologies Inc.
Senior Secured Term Loan(4)	IT services	13.6%(5)	09/12/12	09/12/17	$13,650	$13,378	$13,582

						13,378	13,582
Adirondack Park CLO Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.7%(12)	03/27/13	04/15/24	—	$9,171	$9,110

						9,171	9,110
AIM Media Texas Operating, LLC
Member interest(7)(8)	Media, entertainment and leisure		06/21/12	—	0.763636	$764	$1,000

						764	1,000
Airborne Tactical Advantage Company, LLC
Senior Secured Note	Aerospace & defense	11.0%	09/07/11	03/07/16	$4,000	$3,894	$3,970
Class A Warrants(9)			09/07/11	—	512	113	135
Series A Preferred Stock(9)			09/17/13	—	225	169	255

						4,176	4,360
Allen Edmonds Corporation
Second Lien Term Loan	Consumer products	10% (LIBOR +9.0%)	11/26/13	05/27/19	$7,333	$7,189	$7,189

						7,189	7,189
Blue Coat Systems, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR +8.5%)	06/27/13	06/27/20	$15,000	$14,860	$15,150

						14,860	15,150
C&K Market, Inc.
Senior Subordinated Note	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,303	$10,237
Warrant for Class B			11/3/2010	—	156,552	349	—

						13,652	10,237
Charming Charlie, LLC.
Senior Secured Term Loan	Retail & grocery	9.0% (LIBOR +8.0%)	12/18/13	12/31/19	$27,000	$26,595	$26,595

						26,595	26,595
Connecture, Inc.
Second Lien Term Loan	Healthcare	10.0% (LIBOR +9.0%)	03/18/13	07/15/18	$7,000	$6,875	$7,000

						6,875	7,000
Copperweld Bimetallics LLC
Senior Secured Term Loan	Industrials	12.0%	12/11/13	12/11/18	$21,725	$20,863	$20,863

						20,863	20,863
Country Pure Foods, LLC
Subordinated Term Loan	Food & beverage	13.0%	08/13/10	02/13/17	$16,181	$16,181	$16,060

						16,181	16,060
CRS Reprocessing, LLC
Senior Secured Term Loan	Manufacturing	10.5% (LIBOR +9.5%)	06/16/11	06/16/15	$17,647	$17,588	$17,647

						17,588	17,647
Cydcor LLC
Senior Secured Term Loan(20)	Business services	9.8% (LIBOR +7.3%)	06/17/13	06/12/17	$13,442	$13,442	$13,442

						13,442	13,442

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Dr. Fresh, LLC
Subordinated Term Loan	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	05/15/12	11/15/17	$14,447	$14,223	$14,375

						14,223	14,375
Dryden CLO, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.6%(12)	09/12/13	11/15/25	—	$9,128	$9,300

						9,128	9,300
Duff & Phelps Corporation
Tax Receivable Agreement Payment Rights(11)	Financial services	16.2%(12)	06/01/12	12/31/29	—	$12,163	$13,844
Senior Secured Term Loan(11)		4.5% (LIBOR +3.5%)	05/15/13	04/23/20	$249	252	249

						12,415	14,093
Embarcadero Technologies, Inc.
Senior Secured Term Loan	IT services	10.7%(5)	02/15/13	12/28/17	$9,817	$9,692	$9,743

						9,692	9,743
Expert Global Solutions, Inc.
Second Lien Term Loan	Business services	12.5%(6) (LIBOR + 10.2% and 0.8% PIK)	06/21/13	10/03/18	$18,727	$18,988	$18,821

						18,988	18,821
Express Courier International, Inc.
Secured Subordinated Term Loan	Business services	15.0%(13) (PIK)	01/17/12	07/17/16	$8,595	$7,652	$6,601

						7,652	6,601
Firebirds International, LLC
Common stock(9)	Restaurants		05/17/11		1,906	$191	$257

						191	257
Flagship VII, Ltd.
Subordinated Notes, Residual Interest(4)	Financial services	13.9%(12)	12/18/13	01/20/26	—	$4,400	$4,400

						4,400	4,400
Food Processing Holdings, LLC
Senior Secured Term Loan(14)	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	$22,202	$21,770	$21,770
Senior Secured Delayed Draw Loan(10)		10.5% (LIBOR + 9.5%)	10/31/13	10/31/18	—	—	—
Class A Units(9)			04/20/10		162.44	163	202
Class B Units(9)			04/20/10		406.09	408	150

						22,341	22,122

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity / Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Freeport Financial SBIC Fund LP
Member interest(16)	Financial services		06/14/13		—	$801	$801

						801	801
Gold, Inc.
Subordinated Term Loan	Consumer products	11.0%	12/31/12	06/30/19	$16,788	$16,788	$16,788

						16,788	16,788
Gryphon Partners 3.5, L.P.
Partnership interest(16)	Financial services		11/20/12	12/21/18	—	$199	$384

						199	384
Harrison Gypsum, LLC
Senior Secured Term Loan	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/12	12/21/17	$24,369	$24,065	$24,247

						24,065	24,247
Hart InterCivic, Inc.
Senior Secured Term Loan	IT services	11.5% (LIBOR + 9.0% and 1% PIK)(6)	07/01/11	07/01/16	$8,696	$8,597	$8,522
Senior Secured Revolving Loan(10)		10.5% (LIBOR +9.0%)	07/01/11	07/01/16	$800	770	800

						9,367	9,322
HEALTHCAREfirst, Inc.
Senior Secured Term Loan	Healthcare	11.9%(5)	08/31/12	08/30/17	$9,175	$8,958	$8,624

						8,958	8,624

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Holland Intermediate Acquisition Corp.
Senior Secured Term Loan	Energy / Utilities	10.0% (LIBOR + 9.0%) 10.0% (LIBOR + 9.0%)	05/29/13	05/29/18	$24,227	$23,751	$24,227
Senior Secured Revolving Loan(10)			05/29/13	05/29/18	—	—	—

						23,751	24,227
Hostway Corporation
Senior Secured Term Loan	IT services	6.0% (LIBOR + 4.8%) 10.0% (LIBOR + 8.8%)	12/27/13	12/13/19	$10,000	$9,900	$9,900
Second Lien Term Loan			12/27/13	12/13/20	$12,000	11,760	11,760
Class A Common Equity(9)			12/27/13	—	20	200	200
Class A Preferred Equity(9)			12/27/13	—	2	1,800	1,800

						23,660	23,660
Ingenio Acquisition, LLC
Senior Secured Term Loan	Media, entertainment and leisure	12.8%(6) (11.3% Cash and 1.5% PIK)	05/09/13	05/09/18	$9,606	$9,433	$9,558

						9,433	9,558
Jefferson Management Holdings, LLC
Member interest(7)(8)	Healthcare		04/20/10		1,393	$1,393	$938

						1,393	938
Key Brand Entertainment, Inc.
Senior Secured Term Loan	Media, entertainment and leisure	9.8% (LIBOR + 8.5%) 9.8% (LIBOR + 8.5%)	08/08/13	08/08/18	$13,178	$12,931	$12,947
Senior Secured Revolving Loan(10)			08/08/13	08/08/18	$1,478	1,451	1,478

						14,382	14,425
LCP Capital Fund LLC
Member interest(8)(15)(16)	Financial services	12.6%(12)	04/20/10	02/15/15	$8,354	$8,354	$8,354

						8,354	8,354
Loadmaster Derrick & Equipment, Inc.
Senior Secured Term Loan	Energy / Utilities	9.3% (LIBOR + 8.3%) 9.3% (LIBOR +8.3%) 9.3% (LIBOR + 8.3%)	09/28/12	09/28/17	$8,828	$8,642	$8,608
Senior Secured Revolving Loan(10)			09/28/12	09/28/17	—	—	—

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
Senior Secured Delayed Draw Term Loans(10)			09/28/12	09/28/17	—	—	—

						8,642	8,608
Martex Fiber Southern Corp.
Subordinated Term Loan	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	04/30/12	10/31/19	$8,890	$8,778	$8,445

						8,778	8,445
NCM Group Holdings, LLC
Senior Secured Term Loan	Industrials	12.5% (LIBOR +11.5%)	08/29/13	08/29/18	$26,727	$25,711	$26,193

						25,711	26,193
Oasis Legal Finance Holding Company LLC
Second Lien Term Loan	Financial services	10.5%	09/30/13	09/30/18	$13,943	$13,676	$13,676

						13,676	13,676
Octagon Income Note XIV, Ltd.
Income Notes, Residual Interest(4)	Financial services	15.5%(12)	12/19/12	01/15/24	—	$8,579	$8,656

						8,579	8,656
OEM Group, Inc.
Senior Secured Note	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/07/10	10/07/15	$15,162	$14,974	$14,480
Warrant for Common			10/07/10	—	—	—	—

						14,974	14,480

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
SeaStar Solutions (f.k.a. Marine Acquisition Corp)
Senior Subordinated Note	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	09/18/12	05/18/17	$16,500	$16,209	$16,830

						16,209	16,830
Sheplers, Inc.
Senior Secured Second Lien Term Loan	Retail & grocery	13.2% (LIBOR + 11.7%) 17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/16	$11,426	$11,233	$11,426
Subordinated Term Loan			12/20/11	12/20/17	$1,904	1,879	1,904

						13,112	13,330
Sheridan Square CLO, Ltd
Income Notes, Residual Interest(4)	Financial services	13.2%(12)	03/12/13	04/15/25	—	$6,064	$6,152

						6,064	6,152
Specialty Brands Holdings, LLC
Second Lien Term Loan	Restaurants	11.3% (LIBOR + 9.8%)	07/16/13	07/16/18	$20,977	$20,587	$20,587

						20,587	20,587
The Studer Group, L.L.C.
Senior Subordinated Note	Healthcare	12.0%	09/29/11	01/31/19	$16,910	$16,910	$16,910

						16,910	16,910
Surgery Center Holdings, Inc.
Second Lien Term Loan	Healthcare	9.8% (LIBOR + 8.5%)	04/19/13	04/11/20	$15,000	$14,652	$15,000
Member interest(8)(9)			04/20/10		469,673	—	2,000

						14,652	17,000
Tri Starr Management Services, Inc.
Senior Subordinated Note	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	03/04/13	03/04/19	$18,307	$17,981	$17,941

						17,981	17,941
Trinity Services Group, Inc.
Senior Subordinated Note	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	03/29/12	09/29/17	$14,411	$14,252	$14,122

						14,252	14,122
Vision Solutions, Inc.
Second Lien Term Loan	IT services	9.5% (LIBOR + 8.0%)	03/31/11	07/23/17	$11,625	$11,561	$11,625

						11,561	11,625
Washington Inventory Service
Senior Secured Term Loan	Business services	10.3% (LIBOR + 9.0%)	12/27/12	06/20/19	$11,000	$10,861	$11,165

						10,861	11,165
Wingspan Portfolio Holdings, Inc.
Subordinated Term Loan	Financial services	15.5%(19)	05/21/13	11/21/16	$18,768	$18,447	$15,765

						18,447	15,765
YP Equity Investors, LLC
Member interest(7)(8)	Media, entertainment and leisure		05/08/12	—	—	$—	$4,100

						—	4,100

Non-controlled/non-affiliated investments—143.26% of net asset value						$645,911	$648,860

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Portfolio company/Type of Investment (1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares/ No. of Units	Amortized Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
THL Credit Greenway Fund LLC
Member interest(8)(16)	Financial services		01/27/11	1/14/2021	—	$5	$5

						5	5
THL Credit Greenway Fund II LLC
Member interest(8)(16)	Financial services		03/01/13	10/10/2021	—	$2	$2

						2	2

Total investments—143.26% of net asset value						$645,918	$648,867

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	5/10/2017	1	$50,000	$—	$(284)

Total derivative instruments—0.06% of net asset value						$—	$(284)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2013. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2013.
(13)	Loan was on non-accrual status as of December 31, 2013. Issuer’s contractual rate is 15.0% PIK until December 31, 2013 and then for each of the quarters ending March 31, 2014 and June 30, 2014, the lesser of excess cash flow for the quarter or 12% paid in cash with the remainder amount paid in PIK up to a total rate of 15%.
(14)	Debt investment interest held in companies related to the portfolio company.
(15)	The Company’s investment in LCP Capital Fund LLC is in the form of membership interests and its contributed capital is for the most recent quarter maintained in a collateral account held by a custodian and acts as collateral for certain credit default swaps for the Series 2005-1 equity interest. See Note 2 in the Notes to the Consolidated Financial Statements.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of December 31, 2013. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Certain interest payments have been deferred until April 15, 2014.
(20)	Of the $13,442 senior secured term loans outstanding, $11,981 is based in the United States and $1,461 is based in Canada.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (unaudited)

September 30, 2014

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2014 and December 31, 2013.

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

•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms used by the Company to conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Advisor and the Company’s board of directors, in consultation with the Company’s independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by the board of directors. For debt investments, the Company determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument . The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2014, the Company had two loans on non-accrual with an amortized cost basis of $26,099 and fair value of $14,268. As of December 31, 2013, the Company had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,838.

The Company has investments in its portfolio which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. The Company will cease accruing PIK interest if there is insufficient value to support the accrual or if the Company does not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon the restructuring of the investment where the interest is deemed collectable. To maintain the Company’s status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though the Company has not yet collected the cash. Amounts necessary to pay these dividends may come from available cash.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Accumulated PIK balance, beginning of period	$7,226	$5,974	$6,064	$5,807
PIK income capitalized/receivable	518	637	1,680	2,588
PIK received in cash from repayments	(673)	(471)	(673)	(2,255)

Accumulated PIK balance, end of period	$7,071	$6,140	$7,071	$6,140

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2014 and 2013.

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, structuring fees, portfolio company administration fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by the Company per the terms of the applicable management or credit agreements.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$319,189	$—	$—	$319,189
Second lien debt	195,733	—	—	195,733
Subordinated debt	109,133	—	—	109,133
Equity investments	41,724	—	—	41,724
CLO residual interests	36,047	—	—	36,047
Investment in payment rights	13,824	—	—	13,824
Investments in funds	2,382	—	—	2,382

Total investments	$718,032	$—	$—	$718,032

Interest rate derivative	(116)	—	(116)	—

Total liability at fair value	$(116)	$—	$(116)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$262,965	$—	$—	$262,965
Second lien debt	157,878	—	—	157,878
Subordinated debt	155,979	—	—	155,979
CLO residual interest	37,618	—	—	37,618
Investment in payment rights	13,844	—	—	13,844
Equity investments	11,037	—	—	11,037
Investments in funds	9,546	—	—	9,546

Total investments	$648,867	$—	$—	$648,867

Interest rate derivative	(284)	—	(284)	—

Total liability at fair value	$(284)	$—	$(284)	$—

The following is a summary of the industry classification in which the Company invests as of September 30, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$106,834	$106,640	23.68%
IT services	95,153	93,732	20.81%
Healthcare	84,629	90,368	20.06%
Financial services	90,477	82,555	18.33%
Industrials	55,015	55,089	12.23%
Retail & grocery	52,988	53,693	11.92%
Energy / utilities	50,347	51,669	11.47%
Business services	46,063	45,748	10.16%
Food & beverage	38,575	39,107	8.68%
Manufacturing	33,777	31,991	7.10%
Media, entertainment and leisure	25,299	28,379	6.30%
Restaurants	20,829	20,919	4.64%
Transportation	11,295	11,300	2.51%
Aerospace & defense	6,756	6,842	1.52%

Total Investments	$718,037	$718,032	159.41%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$182,667	$184,201	40.90%
Southwest	174,135	162,695	36.12%
Southeast	116,891	126,569	28.10%
Midwest	117,259	116,857	25.94%
West	72,159	72,602	16.12%
International	31,459	31,641	7.02%
Northwest	23,467	23,467	5.21%

Total Investments	$718,037	$718,032	159.41%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013:

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100,501	$101,023	22.31%
Financial services	91,242	90,698	20.02%
Industrials	79,418	79,748	17.61%
Food & beverage	52,774	52,304	11.55%
Healthcare	48,790	50,472	11.14%
Retail & grocery	53,358	50,163	11.07%
Business services	50,941	50,029	11.05%
Manufacturing	48,770	48,956	10.81%
Consumer products	38,200	38,352	8.47%
Energy / utilities	32,393	32,835	7.25%
Media, entertainment and leisure	24,578	29,083	6.42%
Restaurants	20,778	20,844	4.60%
Aerospace & defense	4,175	4,360	0.96%

Total Investments	$645,918	$648,867	143.26%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2013:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$138,835	$140,292	30.97%
West	126,770	128,423	28.35%
Midwest	124,248	124,817	27.56%
Southwest	119,357	116,573	25.74%
Southeast	109,679	114,943	25.38%
International	13,378	13,582	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$645,918	$648,867	143.26%

The following table rolls forward the changes in fair value during the nine months ended September 30, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	116,094	89,857	11,685	1,337	29,333	—	—	248,306
Sales and repayments	(62,875)	(52,451)	(52,783)	(8,487)	(938)	—	(3,338)	(180,872)
Unrealized appreciation	—	—	—	—	—	—	—	—
(depreciation)(1)	744	(925)	(7,453)	(14)	3,084	(20)	1,629	(2,955)
Realized loss(1)	—	—	(75)	—	(804)	—	—	(879)
Net amortization of premiums, discounts and fees	2,104	1,025	657	—	4	—	138	3,928
PIK	157	349	1,123	—	8	—	—	1,637

Ending balance, September 30, 2014	$319,189	$195,733	$109,133	$2,382	$41,724	$13,824	$36,047	$718,032

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$2,789	$(375)	$(8,955)	$(14)	$3,191	$(20)	$1,629	$(1,755)

(1)	All realized loss and unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2013 for investments classified within Level 3:

	First lien debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1 2013	$102,256	$70,035	$183,319	$10,259	$6,819	$12,261	$9,400	$394,349
Purchases	121,468	100,397	49,645	366	169	—	25,114	297,159
Sales and repayments	(41,021)	(18,537)	(61,589)	(1,270)	—	—	(1,208)	(123,625)
Unrealized appreciation (depreciation)(1)	(39)	1,323	(4,549)	(460)	(475)	2,120	(43)	(2,123)
Net amortization of premiums, discounts and fees	966	857	1,362	—	—	—	161	3,346
PIK	99	320	2,171	—	—	—	—	2,590

Ending balance, September 30, 2013	$183,729	$154,395	$170,359	$8,895	$6,513	$14,381	$33,424	$571,696

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$242	$1,865	$(930)	$(99)	$2,638	$(1,014)	$(43)	$2,659

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$319,189	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 12% (11%)
Second lien debt	195,733	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	109,133	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	2,382	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	32,949	Market comparable companies (market approach)	EBITDA Multiple	5.7x - 6.4x (6.0x)
	8,775	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 18% (17%)
Investment in payment rights	13,824	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates(2)	35% - 40% (38%)
CLO residual interests	36,047	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%

Total Investments	$718,032

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$262,965	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	157,878	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	155,979	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 17% (15%)
Investments in funds	8,361	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	1,185	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	10,100	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.4x (7.1x)
	937	Recent transaction	Sale price	N/A
Investment in payment rights(2)	13,844	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interests	37,618	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%

Total investments	$648,867

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Investment in a tax receivable agreement, or TRA, payment rights

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar CLOs. In the case of the TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of September 30, 2014 and December 31, 2013, all of the capital had been called by Greenway. The Company’s nominal investment in Greenway is reflected in the September 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of September 30, 2014, distributions representing 94.3% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including returns of capital and earnings, to its members from inception through September 30, 2014 totaled $141,391.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2014, the Company earned $297 and $699, respectively, in fees related to Greenway which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company earned $393 and $1,396, respectively, in fees related to Greenway which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $199 and $240 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway

II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,505 of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the September 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of September 30, 2014, distributions representing 10.2% of the committed capital of the investor have been made from Greenway II. Distributions from Greenway II to its members, including return of capital and earnings, from inception through September 30, 2014 totaled $19,060.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2014, the Company earned $406 and $1,518, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company earned $479 and $720, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $552 and $760, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19,533, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and nine months ended September 30, 2014, the Company recognized $56 and $169, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company did not recognize any expenses related to placement agent expenses. As of September 30, 2014 and December 31, 2013, $656 and $825, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

CLO Residual Interests

As of September 30, 2014, the Company had investments in the CLO residual interests, or the subordinated notes, which can also be structured as income notes, of five CLOs. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests:

				As of September 30, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$8,325	$8,527	$9,171	$9,110
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	8,278	8,810	9,128	9,300
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	4,252	4,617	4,400	4,400
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625,900	7,714	8,240	8,579	8,656
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,574	5,853	6,064	6,152

Total CLO Residual Interests				$34,143	$36,047	$37,342	$37,618

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three and nine months ended September 30, 2014, the Company incurred excise tax expense of $70 and $193, respectively. For the three and nine months ended September 30, 2013, the Company did not incur any excise tax expense.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Income tax (provision) benefit	$(57)	$120	$(825)	$(376)
Benefit (provision) for taxes on realized gain on investments	—	1,097	(249)	—
Benefit (provision) for taxes on unrealized gain on investments	(292)	(1,050)	693	(981)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2014 and December 31, 2013, $74 and $381, respectively, of income tax receivable was included in prepaid expenses and other assets and $0 and $71, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and December 31, 2013, $1,721 and $2,414, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of September 30, 2014 and December 31, 2013, $237 and $0, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

For the three and nine months ended September 30, 2014, the Company incurred base management fees of $2,931 and $8,333, respectively. For the three and nine months ended September 30, 2013, the Company incurred base management fees of $2,081 and $5,278, respectively. As of September 30, 2014 and December 31, 2013, $2,931 and $2,243, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2014, the Company incurred $3,034 and $8,764 respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2013, the Company incurred $2,731 and $7,855, respectively, of incentive fees related to ordinary income. As of September 30, 2014 and December 31, 2013, $2,972 and $2,074, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2014 and December 31, 2013, $1,065 and $1,277, respectively, of incentive fees incurred but not paid by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three and nine months ended September 30, 2014, the Company reversed $83 and $747, respectively, of incentive fee expenses related to the GAAP Incentive Fee. For the three and nine months ended September 30, 2013, the Company reversed $778 and $82, respectively, of incentive fees related to the GAAP Incentive Fee. As of September 30, 2014 and December 31, 2013, $0 and $70 of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

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

For the three and nine months ended September 30, 2014, the Company incurred administrator expenses of $976 and $2,850, respectively. For the three and nine months ended September 30, 2013, the Company incurred administrator expenses of $800 and $2,450, respectively. As of September 30, 2014 and December 31, 2013, $151 and $158, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2014 and December 31, 2013, $14 of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2014 and December 31, 2013, $751 and $1,011 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and December 31 2013, $0 and $463 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

4. Realized Gains and Losses on Investments

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Escrow receivable settlement (a)	$—	$—	$(1,030)	$—
Blue Coat Systems, Inc.	149	—	563	—
C&K Market, Inc.(b)	(1,000)		(1,000)
Jefferson Management Holdings, LLC	—	—	(455)	—
Surgery Center Holdings, Inc.	—	—	716	—
YP Equity Investors, LLC (c)	—	(390)	—	2,354
Other	74	—	155	39

Net realized (losses)/gains	$(777)	$(390)	$(1,051)	$2,393

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the nine months ended September 30, 2014.
(b)	On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000.
(c)	For the three months ended September 30, 2014 and 2013, an offsetting provision for taxes on realized gains on investments of $321 and $0, respectively, was recorded in the Consolidated Statement of Operations. For the nine months ended September 30, 2014 and 2013 an offsetting benefit of $0 and $1,097, respectively, was recorded in the Consolidated Statements of Operations. These amounts reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Numerator—net increase in net assets resulting from operations:	$11,810	$7,757	$32,075	$31,987
Denominator—basic and diluted weighted average common shares:	33,905	33,905	33,905	29,068
Basic and diluted net increase in net assets per common share resulting from operations:	$0.35	$0.23	$0.95	$1.10

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

The Revolving Loan Amendment revised the Facility dated May 10, 2012 to, among other things, increase the amount available for borrowing under the Revolving Facility from $232,000 to $303,500 and extend the maturity date from May 2017 to April 2018 (with a one year term out period beginning in April 2017). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also changes the interest rate of the Revolving Facility to LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to, among other things, increase the amount borrowed from $93,000 to $106,500 and extend the maturity date from May 2018 to April 2019. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 3.25% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting the Company to expand the Facilities if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600,000.

The Facilities generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and nine months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the nine months ended September 30, 2014, the Company borrowed $248,050 and repaid $170,749 under the Facilities . For the nine months ended September 30, 2013, the Company borrowed $311,600 and repaid $235,700 under the Facilities.

The following shows a summary of the Revolving Facility and Term Loan Facility as of September 30, 2014 and December 31, 2013:

As of September 30, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$175,101	2.69%
Term Loan Facility	106,500	106,500	3.44%

Total	$410,000	$281,601	2.97%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$111,300	3.19%
Term Loan Facility	93,000	93,000	4.17%

Total	$325,000	$204,300	3.63%

As of September 30, 2014 and December 31, 2013, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,388 and $6,953 were incurred in connection with the Facilities for the three and nine months ended September 30, 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,403 and $3,898 were incurred in connection with the Facilities for the three and nine months ended September 30, 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2014 is in excess of 200%.

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

The Company recognized a realized loss for three and nine months ended September 30, 2014 of $116 and $344, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for the three and nine months ended September 30, 2013 of $113 and $321, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2014, the Company recognized $267 and $168, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, the Company recognized ($248) and $739, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, the Company’s

fair value of its swap agreement is ($116) and ($284), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2014 and December 31, 2013, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2014	December 31, 2013
Unfunded delayed draw facilities (a)	$58,944	$9,500
Unfunded revolving commitments	5,378	9,200
Unfunded commitments to investments in funds	3,139	3,970

Total unfunded commitments	$67,461	$22,670

(a)	Certain unfunded delayed draw commitments totaling $20,000 were sold subsequent to September 30, 2014

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34

Date Declared	Record Date	Payment Date	Amount Per Share
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2014 and 2013 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2014 distributions as of September 30, 2014, 93.4% would be from ordinary income, 6.6% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

10. Financial Highlights

	For the three months ended September 30		For the nine months ended September 30,
	2014	2013	2014	2013
Per Share Data:
Net asset value, beginning of period	$13.28	$13.58	$13.36	$13.20
Net investment income, after taxes(1)	0.36	0.34	1.06	1.11
Net realized (loss) gains on investments(1)	(0.02)	(0.01)	(0.03)	0.09
Income tax benefit (provision), realized gain(1)	—	0.03	(0.01)	(0.01)
Net change in unrealized appreciation on investments(1) (2)	0.01	(0.10)	(0.10)	(0.06)
(Provision) benefit for taxes on unrealized gain on investments(1)	(0.01)	(0.03)	0.02	(0.03)
Net change in unrealized (depreciation) appreciation of interest rate derivative(1)	0.01	(0.01)	0.01	0.03

Net increase in net assets resulting from operations	0.35	0.22	0.95	1.13
Accretive effect of share issuance	—	—	—	0.14
Distributions to stockholders from net investment income	(0.34)	(0.42)	(0.95)	(1.09)
Distributions to stockholders from net realized gains	—	—	(0.07)	—

Net asset value, end of period	$13.29	$13.38	$13.29	$13.38

Per share market value at end of period	$12.90	$15.61	$12.90	$15.61
Total return(3) (4)	(5.43%)	5.53%	(15.73%)	13.25%
Shares outstanding at end of period	33,905	33,905	33,905	33,905
Ratio/Supplemental Data:
Net assets at end of period	$450,434	$453,778	$450,434	$453,778
Ratio of total expenses to average net assets(5) (6) (7)	9.62%	6.57%	9.32%	8.35%
Ratio of net investment income to average net assets(5)	10.70%	9.78%	10.60%	10.87%
Portfolio turnover(4)	7.16%	5.83%	25.40%	25.96%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan. The Company has revised the previously reported total return of 2.76% to 5.53% and 5.54% to 13.25% for the three and nine months ended September 30, 2013, respectively, to correct for an error related to the exclusion of assumed dividend reinvestments in periods during which there were no actual reinvestments. This change was determined not to be material to the financial statements taken as a whole.
(4)	Not annualized.
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended September 30, 2014, the ratio components included 2.58% of base management fee, 2.62% of incentive fee, 2.40% of the cost of borrowing, 1.93% of other operating expenses, and 0.09% of the impact of all taxes. For the three months ended September 30, 2013, the ratio components included of 1.81% base management fee, 1.80% incentive fee, 1.46% of the cost of borrowing, 1.54% of other operating expenses, and (0.04%) for the impact of all taxes.

For the nine months ended September 30, 2014, the ratio components included 2.47% of base management fee, 2.36% of incentive fee, 2.35% of the cost of borrowing, 1.98% of other operating expenses, and 0.16% of the impact of all taxes. For the nine months ended September 30, 2013, the ratio components included 1.82% of base management fee, 2.69% of incentive fee, 1.70% of the cost of borrowing, 1.79% of other operating expenses and 0.35% of the impact of all taxes.

(7)	The Company has amended the basis of presentation for the ratio of total expenses to average net assets. Prior period amounts have been adjusted to conform to the current presentation, which includes the impact of taxes not reflected in net investment income.

11. Subsequent Events

From October 1, 2014 through November 6, 2014, the Company made new and follow-on investments totaling $75,585 in the financial services, healthcare and manufacturing industries. Of the new and follow-on investments, 57.0% were first lien senior secured debt, 23.2% were second lien debt, 5.9% were subordinated debt, 13.2% were CLO residual interests and 0.7% were investments in funds. Of the new and follow-on debt investments, 76.2% were floating and 23.8% were fixed rate debt based upon principal balance. The new and follow-on debt and income-producing investments had a weighted average yield based upon cost at the time of the investment of 10.5%.

On October 20, 2014, the Company restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, the Company exchanged its subordinated term loan for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. The fair value of the shares for the equity received in the exchange approximated the fair value of the subordinated debt reflected as of September 30, 2014. Concurrently, the Company made a $4,457 investment (included in the $75,585 noted above) in the subordinated term loan of Dimont & Associates, Inc., a wholly-owned subsidiary of Dimont. Dimont was previously a wholly-owned subsidiary of Wingspan.

On October 24, 2014, the Company sold its CLO residual interest in Octagon Income Note XIV, Ltd generating proceeds of $7,688 and a realized gain of $191.

On November 3, 2014, the Company received proceeds of $10,200 from the prepayment of a second lien term loan in Surgery Center Holdings, Inc. The proceeds included a $200 prepayment premium.

On November 4, 2014, the Company sold $5,244 of its second lien term loan in Expert Global Solutions, Inc. and recognized a realized loss of $250.

On November 4, 2014, the Company’s board of directors declared a dividend of $0.34 per share payable on December 31, 2014 to stockholders of record at the close of business on December 15, 2014.

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

We are externally managed by THL Credit Advisors LLC, or the Advisor.

As of September 30, 2014, we, together with our credit-focused affiliates, collectively had $4,734.8 million of assets under management. This amount included $743.1 million of our assets, $194.0 million of assets of the managed funds and separate account managed by us, and $3,797.7 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, the consolidated subsidiary of the Advisor.

We are a direct lender to middle market companies and invest in first lien and second lien secured loans, including through unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. In certain instances, we will also make direct equity investments and may also selectively invest in the residual interests, or equity, of collateralized loan obligations. We may also provide advisory services to managed funds.

We are an externally managed, non-diversified, closed-end investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940 Act, as amended, or the 1940 Act. As a BDC, we are required to comply with certain regulatory requirements. For instance, we generally have to invest at least 70% of our total assets in “qualifying assets,” including securities of private or thinly traded public U.S . companies, cash, cash equivalents, U.S. Government securities and high-quality debt investments that mature in one year or less.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate of $1,400.0 million in commitments into 74 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $608.0 million from paydowns related to these investments. The Company alone has received $492.4 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2014, we had $718.0 million of portfolio investments (at fair value), which represents a $69.1 million, or 10.6% increase from the $648.9 million (at fair value) as of December 31, 2013. We also increased our portfolio to 57 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2014, from fifty-four portfolio investments, including Greenway and Greenway II, as of December 31, 2013.

At September 30, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $13.7 million and $13.6 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $31.5 million and $31.6 million, respectively. At December 31, 2013, our average portfolio company investment at both amortized cost and fair value was approximately $14.0 million and $13.9 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $26.6 million.

At September 30, 2014, based upon fair value, 70.8% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 29.2% bore interest at fixed rates. At December 31, 2013, 59.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2014	December 31, 2013
First lien secured debt	11.0%	11.0%
Second lien debt	11.7%	11.3%
Subordinated debt (3)	10.7%	12.1%
Investments in funds (1)	—	12.6%
Investments in payment rights (2)	17.0%	17.0%
CLO Residual interests (2)	13.5%	14.0%
Income producing equity securities	9.7%	—

Debt and income-producing investments	11.3%	11.7%
Debt investments	11.1%	11.4%

(1)	As of December 31, 2013, investment in funds includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(2)	Yields from investments in payment rights and CLO residual interests represents the implied internal rate of return “IRR” calculation expected from cash flow streams.
(3)	Includes the impact of all loans on non-accrual status.

As of September 30, 2014 and December 31, 2013, portfolio investments, in which we have debt investments, had an average EBITDA of approximately $28 million and $30 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2014 and December 31, 2013, our weighted average debt to

EBITDA ratio in the capital structure of our portfolio companies is approximately 4.1 times and 4.2 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of September 30, 2014, excluding investments in Greenway and Greenway II, 81.8% of our portfolio investments are in sponsored investments and 18.2% of our portfolio investments are in unsponsored investments. Our portfolio investments as of September 30, 2014 have used our capital for change of control transactions (27.3%), acquisitions/growth capital (23.6%), refinancings (12.7%), recapitalizations (20.0%) and other (16.4%). Since inception we have closed portfolio investments with 44 different sponsors.

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

Consistent with our sourcing strategy, approximately 100% and 94% of the Company’s new investments for the three and nine months ended September 30, 2014 were directly originated from our relationships with private equity firms, financial advisors, banks and other lending partners, respectively.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$317.1	44.2%	$319.3	44.5%
Second lien debt	196.0	27.3%	195.7	27.3%
Subordinated debt	123.2	17.2%	109.1	15.2%
CLO residual interests	34.1	4.7%	36.0	5.0%
Equity investments	33.2	4.6%	41.7	5.8%
Investment in payment rights	12.2	1.7%	13.8	1.9%
Investments in funds	2.2	0.3%	2.4	0.3%

Total investments	$718.0	100.0%	$718.0	100.0%

The following table summarizes the amortized cost and fair value of investments as of December 31, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$261.7	40.5%	$263.1	40.6%
Subordinated debt	162.6	25.2%	156.0	24.0%
Second lien debt	157.2	24.3%	157.9	24.3%
CLO residual interests	37.3	5.8%	37.6	5.8%
Investment in payment rights	12.2	1.9%	13.8	2.1%
Investments in funds	9.4	1.4%	9.5	1.5%
Equity investments	5.5	0.9%	11.0	1.7%

Total investments	$645.9	100.0%	$648.9	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of September 30, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$106.7	$106.6	23.68%
IT services	95.2	93.7	20.81%
Healthcare	84.6	90.4	20.06%
Financial services	90.5	82.6	18.33%
Industrials	55.0	55.1	12.23%
Retail & grocery	53.0	53.7	11.92%
Energy / utilities	50.3	51.7	11.47%
Business services	46.1	45.7	10.16%
Food & beverage	38.6	39.1	8.68%
Manufacturing	33.8	32.0	7.10%
Media, entertainment and leisure	25.3	28.4	6.30%
Restaurants	20.8	20.9	4.64%
Transportation	11.3	11.3	2.51%
Aerospace & defense	6.8	6.8	1.52%

Total Investments	$718.0	$718.0	159.41%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100.5	$101.0	22.31%
Financial services	91.2	90.7	20.02%
Industrials	79.4	79.7	17.61%
Food & beverage	52.8	52.3	11.55%
Healthcare	48.8	50.5	11.14%
Retail & grocery	53.4	50.2	11.07%
Business services	50.9	50.0	11.05%
Manufacturing	48.8	49.0	10.81%
Consumer products	38.1	38.4	8.47%
Energy / utilities	32.4	32.8	7.25%
Media, entertainment and leisure	24.6	29.1	6.42%
Restaurants	20.8	20.8	4.60%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$645.9	$648.9	143.26%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2014 and 2013 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
New portfolio investments	$27.2	$91.7	$161.4	$280.5
Existing portfolio investments
Follow-on investments	3.5	4.6	55.2	15.2
Delayed draw and revolver investments	8.4	0.8	15.6	1.5

Total existing portfolio investments	11.9	5.4	70.8	16.7

Total portfolio investment activity	$39.1	$97.1	$232.2	$297.2

Number of new portfolio investments	2	5	12	11
Number of existing portfolio investments	8	4	12	9

First lien secured debt	$28.4	$39.4	$113.1	$121.2
Second lien debt	—	44.0	89.9	100.7
Subordinated debt	3.4	4.2	11.7	49.6
Investments in funds	0.5	0.2	1.3	0.4
Equity investments	6.8	0.2	16.2	0.2
CLO residual interests	—	9.1	—	25.1

Total portfolio investments	$39.1	$97.1	$232.2	$297.2

Weighted average yield of new debt investments	11.2%	11.6%	11.0%	11.7%
Weighted average yield, including all new income-producing investments	11.8%	11.9%	10.9%	11.9%

The following is a summary of the proceeds received from prepayments and sales of our investments (in millions).

	Three months ended September 30,		Nine months ended September 30,
Investment	2014	2013	2014	2013
20-20 Technologies Inc.	$0.2	$0.1	$3.4	$0.3
Adirondack Park CLO Ltd.	0.1	—	0.9	—
Allied Wireline Services, LLC	0.1	—	0.3	—
AIM Media Texas Operating, LLC	—	0.5	—	4.2
Charming Charlie, Inc.	0.1	—	0.1	—
Blue Coat Systems, Inc.	5.1	—	15.3	—
Copperweld Bimetallics LLC	0.3	—	0.8	—
Connecture, Inc. (a)	—	—	—	1.0
CRS Reprocessing, LLC	—	—	2.2	0.5
Cydcor LLC (b)	—	0.3	13.4	15.2
Dryden CLO, Ltd.	0.2	—	0.9	—
Embarcadero Technologies, Inc. (a)	0.1	0.1	0.4	5.0
Firebirds International, LLC	—	—	—	8.3
Flagship VII, Ltd.	0.2	—	0.2	—
Gold, Inc. (a)	—	—	—	19.8
Gryphon Partners 3.5, L.P.	0.2	0.4	0.1	1.3
Harrison Gypsum, LLC	0.3	0.3	0.9	0.9
Hart InterCivic, Inc.	0.2	—	0.2	0.8
HEALTHCAREfirst, Inc.	0.1	0.3	0.5	0.6
Holland Intermediate Acquisition Corp. (a)	1.6	4.9	1.6	7.1
Hostway Corporation	—	—	9.9	—
IMDS Corporation (c)	—	13.5	—	13.5
Ingenio Acquisition, LLC (a)	0.1	—	0.5	1.5
Jefferson Management Holdings, LLC	—	—	0.9	—
LCP Capital Fund LLC	—	—	8.4	—
Loadmaster Derrick & Equipment, Inc.	—	—	—	1.0
NCM Group Holdings, LLC	—	—	28.1	—
Key Brand Entertainment, Inc. Sr. Secured Revolving Loan	—	—	1.5	—
Oasis Legal Finance Holding Company LLC	0.7	—	0.7	—
Octagon Income Note XIV, Ltd.	0.3	0.7	0.9	0.7
Pinnacle Operating Corporation	—	10.3	—	10.3
SeaStar Solutions (f.k.a. Marine Acquisition Corp)	—	—	16.8	—
Sheridan Square CLO, Ltd	0.1	0.4	0.5	0.5
Surgery Center Holdings, Inc. (d)	—	—	4.9	19.3
Tectum Holdings Inc	12.0	—	12.0	—
Trinity Services Group, Inc.	23.5	—	23.5	—
Tri Starr Management Services, Inc. (a)	—	—	—	2.4
TriMark USA, LLC	20.2	—	20.2	—
Virtus Pharmaceuticals, LLC	0.1	—	0.1	—
Wheels Up Partners, LLC	0.1	—	0.2	—
Wingspan Portfolio Holdings, Inc. (a)	—	—	—	7.1
YP Intermediate Holdings Corp.	—	—	—	3.4

Total (e)	$65.9	$31.8	$170.3	$124.7

(a)	Proceeds received for the three and nine months ended September 30, 2013 in connection with the sale of investments to Greenway II and co-investors.
(b)	Proceeds for the nine months ended September 30, 2013 included $14.3 million received in connection with the prepayment of our initial first lien debt investment as part of a refinancing and subsequently closed on another $14.3 million first lien debt investment.
(c)	Proceeds included $1.5 million recorded as an escrow receivable.

(d)	Proceeds for the nine months ended September 30, 2013 included $19.3 million, including a prepayment premium, received in connection with the prepayment of our subordinated debt investment as part of a refinancing. We subsequently closed on a $15.0 million second lien debt investment.
(e)	For the three months ended September 30, 2014 and 2013, proceeds included $0.7 million and $0.3 million, respectively, of prepayment premiums and realized gains. For the nine months ended September 30, 2014 and 2013, proceeds included $2.4 million and $1.1 million, respectively, of prepayment premiums.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make.

The decrease in weighted average yield of new investments is related primarily to an increase in first and second lien investments. The first and second lien debt securities, based on fair value, has increased 22% since December 31, 2013.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of September 30, 2014 and December 31, 2013, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the September 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of September 30, 2014, distributions representing 94.3% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through September 30, 2014 totaled $141.4 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended September 30, 2014 and 2013, the Company earned $0.3 million and $0.4 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013, the Company earned $0.7 million and $1.4 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $0.2 million of fees related to Greenway were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $0.005 million. Our nominal investment in Greenway II LLC is reflected in the September 30, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of September 30, 2014, distributions representing 10.2% of the committed capital of the investor have been made from Greenway II. Distributions from Greenway II to its members, including return of capital and earnings, from inception through September 30, 2014 totaled $19.1 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended September 30, 2014 and 2013, we earned $0.4 million and $0.5 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013, we earned $1.5 million and $0.7 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, $0.6 million and $0.7 million, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the nine months ended September 30, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and nine months ended September 30, 2014, we recognized $0.1 million and $0.2 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2013, we did not recognize any expenses related to placement agent expenses. As of September 30, 2014 and December 31, 2013, $0.7 million and $0.8 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

Our contributed capital in LCP was maintained in a collateral account held by a third-party custodian, who was neither affiliated with us nor with LCP, and acted as collateral on certain credit default swaps for the Series 2005-01 for which LCP received fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchased assets on a non-recourse basis and LCP agreed to reimburse the SPE up to a specified amount for potential losses . LCP held the contributed cash invested for an SPE transaction in a segregated account that secured the payment obligation of LCP.

CLO Residual Interests

As of September 30, 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes, of five CLOs. These subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of September 30, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$8.3	$8.5	$9.2	$9.1
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	8.3	8.8	9.1	9.3
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	4.3	4.6	4.4	4.4
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625.9	7.6	8.2	8.5	8.6
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.6	5.9	6.1	6.2

Total CLO Residual Interests				$34.1	$36.0	$37.3	$37.6

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

For any investment receiving a score of a 3 or lower, our manager increases its level of focus and prepares regular updates for the investment committee summarizing current operating results, material impending events and recommended actions. As of September 30, 2014 and December 31, 2013, we had assigned an investment score of 4 or 5 to two and three portfolio companies, respectively.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.18 and 2.13 at September 30, 2014 and December 31, 2013, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014		December 31, 2013
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$36.1	5.0%	$58.9	9.1%
2(b)	538.3	75.0%	484.5	74.7%
3(c)	129.3	18.0%	72.9	11.2%
4(d)	7.7	1.1%	32.6	5.0%
5(e)	6.6	0.9%	—	—

Total	$718.0	100.0%	$648.9	100.0%

(a)	As of September 30, 2014 and December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities.
(b)	As of September 30, 2014 and December 31, 2013, Investment Score “2” included $118.1 million and $62.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2014 and December 31, 2013, Investment Score “3” included $14.4 million and $14.5 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2014 and December 31, 2013, Investment Score “4” included $0 million and $10.2 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of September 30, 2014 and December 31, 2013, Investment Score “5” included no loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2014, we had two loans on non-accrual with an amortized cost basis of $26.1 million and fair value of $14.3 million. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2014 and 2013

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income on debt securities
Cash interest	$17.7	$13.8	$48.4	$36.9
PIK interest	0.5	0.6	1.7	2.6
Prepayment premiums	0.7	0.3	2.4	1.0
Accretion of discounts and other fees	1.2	1.2	3.6	3.3

Total interest on debt securities	20.1	15.9	56.1	43.8
Dividend income	0.2	0.4	3.0	4.9
Interest income on other income-producing securities	1.8	1.8	5.2	4.7
Fees related to Greenway and Greenway II	0.7	0.9	2.2	2.1
Other income	0.3	0.1	1.3	0.7

Total	$23.1	$19.1	$67.8	$56.2

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio and related interest income offset by lower dividend income.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Accumulated PIK balance, beginning of period	$7.2	$6.0	$6.1	$5.8
PIK income capitalized/receivable	0.5	0.6	1.6	2.6
PIK received in cash from repayments	(0.7)	(0.5)	(0.7)	(2.3)

Accumulated PIK balance, end of period	$7.0	$6.1	$7.0	$6.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2014 and 2013.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expenses
Incentive fees(a)	$2.9	$2.1	$8.0	$8.1
Base management fees	2.9	2.1	8.3	5.3
Administrator expenses	1.0	0.8	2.9	2.5
Credit facility interest and fees(b)	2.7	1.7	7.9	4.9
Other expenses	1.3	0.9	3.9	2.7

Total expenses before taxes	10.8	7.6	31.0	23.5
Income tax provision and excise tax(c)	0.1	(0.1)	1.0	0.4

Total expenses after taxes	$10.9	$7.5	$32.0	$23.9

(a)	For the three months ended September 30, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee reversal of $0.1 million and reversal of $0.8 million, respectively. For the nine months ended September 30, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee reversal of $0.7 million and reversal of $0.1 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Term Loan Facility.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings.

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

Net Investment Income

Net investment income was $12.2 million, or $0.36 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended September 30, 2014 as compared to $11.6 million, or $0.34 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended September 30, 2013.

Net investment income was $35.8 million, or $1.06 per common share based on a weighted average of 33,905,202 common shares outstanding for the nine months ended September 30, 2014 as compared to $32.3 million, or $1.11 per common share based on a weighted average of 29,067,620 common shares outstanding for the nine months ended September 30, 2013.

The increase in net investment income for the respective periods is primarily attributable to the growth in the overall investment portfolio and related interest income.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Escrow receivable settlement(a)	$—	$—	$(1.0)	$—
Blue Coat Systems, Inc.	0.1	—	0.6	—
C&K Market, Inc.(b)	(1.0)	—	(1.1)	—
Jefferson Management Holdings, LLC	—	—	(0.5)	—
Surgery Center Holdings, Inc.	—	—	0.7	—
YP Equity Investors, LLC(c)	—	(0.4)	—	2.4
Other	0.1	—	0.2	—

Net realized (losses)/gains	$(0.8)	$(0.4)	$(1.1)	$2.4

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, we reversed $0.3 million of previously accelerated amortization income against interest income recognized for the nine months ended September 30, 2014.
(b)	On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14.3 million were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1.0 million.
(c)	For the three months ended September 30, 2014 and 2013, an offsetting provision for taxes on realized gains on investments of $0.3 million and $0, respectively, was recorded in the Consolidated Statement of Operations. For the nine months ended September 30, 2014 and 2013, an offsetting benefit of $0 and $1.1 million was recorded in the Consolidated Statements of Operations. These amounts reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross unrealized appreciation on investments	$8.6	$2.1	$18.2	$7.3
Gross unrealized depreciation on investments	(10.0)	(5.2)	(20.3)	(8.6)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	1.9	—	(0.9)	(0.8)

Total	$0.5	$(3.1)	$(3.0)	$(2.1)

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized (appreciation) depreciation of investments repaid or converted into equity in connection with a debt extinguishment.

Provision for Taxes on Unrealized Gain on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2014 and 2013, the Company recognized a provision for tax on unrealized gain of $0.3 million and $1.1 million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2014 and 2013, the Company recognized a benefit (provision) for tax on unrealized gain of $0.7 million and ($1.0) million for consolidated subsidiaries, respectively. As of September 30, 2014 and December 31, 2013, $1.7 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating primarily to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gain relates primarily to changes to the unrealized appreciation of the investments held in these taxable consolidated subsidiaries as well as the change in the 2013 estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended September 30, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.3 million and ($0.2) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the nine months ended September 30, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.2 million and $0.7 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended September 30, 2014 and 2013, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the nine months ended September 30, 2014 and 2013, we realized a loss of $0.3 million and $0.3 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $11.8 million, or $0.35 per common share based on a weighted average of 33,905,202 common shares for the three months ended September 30, 2014 as compared to $7.8 million, or $0.23 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended September 30, 2013.

Net increase in net assets resulting from operations totaled $32.1 million, or $0.95 per common share based on a weighted average of 33,905,202 common shares for the nine months ended September 30, 2014 as compared to $32.0 million, or $1.10 per common share based on a weighted average of 29,067,620 common shares outstanding for the nine months ended September 30, 2013.

The increase in net assets resulting from operations is due primarily to the growth in the portfolio and the change in unrealized appreciation of investments.

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

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brings the aggregate size to $410.0 million of commitments. We borrowed $234.6 million under our Revolving Facility and $13.5 million under our Term Loan Facility for the nine months ended September 30, 2014 and repaid $170.7 million on our Revolving Facility from proceeds received from the Term Loan Facility, investment, prepayments and sales and investment income. We borrowed $291.6 million under our Revolving Facility and $20.0 million under our Term Loan Facility for the nine months ended September 30, 2013 and repaid $235.7 million on our Revolving Facility from proceeds received from an equity offering, Term Loan Facility and investment income.

Our operating activities used cash of $41.5 million and $143.5 million for the nine months ended September 30, 2014 and 2013, respectively, primarily in connection with the purchase and sales of portfolio investments. For the nine months ended September 30, 2014, our financing activities provided cash of $77.3 million from our net borrowings and used $34.6 million for distributions to stockholders and $1.9 million for the payment of financing and offering costs. For the nine months ended September 30, 2013, our financing activities provided cash of $186.9 million from our common stock offering, and net borrowings and used cash of $31.9 million for distributions to stockholders and $6.3 million for the payment of financing and offering costs.

As of September 30, 2014 and December 31, 2013, we had cash of $7.1 million and $7.8 million, respectively. We had no cash equivalents as of September 30, 2014 and December 31, 2013.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with ample liquidity to acquit our pipeline in the near future.

Credit Facility

On April 30, 2014, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to our Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Loan Amendment revised the Facility dated May 10, 2012 to, among other things, increase the amount available for borrowing under the Revolving Facility from $232.0 million to $303.5 million and extend the maturity date from May 2017 to April 2018 (with a one year term out period beginning in April 2017). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also changes the interest rate of the Revolving Facility to LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% (with LIBOR floor) of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on our Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated May 10, 2012 to, among other things, increase the amount borrowed from $93.0 million to $106.5 million and extend the maturity date from May 2018 to April 2019. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 3.25% (with no LIBOR Floor) and has substantially similar terms to our existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on our Term Loan, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month maturity.

Each of the Facilities includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600.0 million.

The Facilities generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Facilities. LIBOR maturities can range between one and nine months at the election of the Company. All outstanding principal is due upon each maturity date. The Facilities also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the nine months ended September 30, 2014, we borrowed $248.1 million and repaid $170.7 million under the Facilities. For the nine months ended September 30, 2013, we borrowed $311.6 million and repaid $235.7 million under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of September 30, 2014 and December 31, 2013:

As of September 30, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$175.1	2.69%
Term Loan Facility	106.5	106.5	3.44%

Total	$410.0	$281.6	2.97%

As of December 31, 2013
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$111.3	3.19%
Term Loan Facility	93.0	93.0	4.17%

Total	$325.0	$204.3	3.63%

The fair values of our Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2014 and December 31, 2013, the Facilities would be deemed to be level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.4 million and $1.4 million were incurred in connection with the Facilities during the three months ended September 30, 2014 and 2013, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $7.0 million and $3.9 million were incurred in connection with the Facilities during the nine months ended September 30, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2014 is in excess of 200%.

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

For the three months ended September 30, 2014 and 2013, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013, we recognized $0.3 million and $0.3 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended September 30, 2014 and 2013, we recognized $0.3 million and ($0.2) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the nine months ended September 30, 2014 and 2013, we recognized $0.2 million and $0.7 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2014 and December 31, 2013, our fair value of the swap agreement is $(0.1) million and $(0.3) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2014 and December 31, 2013, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2014	December 31, 2013
Unfunded delayed draw facilities (a)	$58.9	$9.5
Unfunded revolving commitments	5.4	9.2
Unfunded commitments to investments in funds	3.2	4.0

Total unfunded commitments	$67.5	$22.7

(a)	Certain unfunded delayed draw commitments totaling $20.0 million were sold subsequent to September 30, 2014

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

In addition, we may be limited in our ability to make distributions due to the asset coverage test for borrowings applicable to us as a BDC under the 1940 Act . The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34

Date Declared	Record Date	Payment Date	Amount Per Share
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	March 31, 2014	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2014 distributions as of September 30, 2014, 93.4% would be from ordinary income, 6.6% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2014 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. See description below under Related Party Transactions. The following table shows our contractual obligations as of September 30, 2014 (in millions):

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

Related Party Transactions

Investment Management Agreement

On March 4, 2014, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-today operations of, and provides investment advisory services to us.

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

For the three months ended September 30, 2014 and 2013, we incurred base management fees payable to the Advisor of $2.9 million and $2.1 million, respectively. For the nine months ended September 30, 2014 and 2013, we incurred base management fees payable to the Advisor of $8.3 million and $5.3 million, respectively. As of September 30, 2014 and December 31, 2013, $2.9 million and $2.2 million, respectively, was payable to the Advisor.

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

For the three months ended September 30, 2014 and 2013, we incurred $3.0 million and $2.7 million, respectively, of incentive fees related to ordinary income. For the nine months ended September 30, 2014 and 2013, we incurred $8.8 million and $7.9 million, respectively, of incentive fees related to ordinary income. As of September 30, 2014 and December 31, 2013, $3.0 million and $2.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2014 and December 31, 2013, $1.1 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

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

For the three months ended September 30, 2014 and 2013, we reversed $0.1 million and $0.8 million, respectively, of incentive fee expenses related to the GAAP Incentive Fee. For the nine months ended September 30, 2014 and 2013, we reversed $0.7 million and $0.1 million, respectively, of incentive fee expenses related to the GAAP Incentive Fee. As of September 30, 2014 and December 31, 2013, $0 and $0.1 million of GAAP Incentive Fees incurred by the Company are not currently payable until the end of each calendar year and the hurdle is met.

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

For the three months ended September 30, 2014 and 2013, we incurred administrator expenses of $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2014 and 2013, we incurred administrator expenses of $2.9 million and $2.5 million, respectively. As of September 30, 2014 and December 31, 2013, $0.2 million was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of September 30, 2014 and December 31, 2013, $0.01 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, Greenway and Greenway II are classified as an affiliate. As of September 30, 2014 and December 31, 2013, $0.8 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and

Liabilities. As of September 30, 2014 and December 31 2013, $0 and $0.5 million was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

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

•

to the extent determined by the audit committee of our board of directors, independent valuation firms used by us to conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2014, we reversed previously accrued and unpaid interest income against interest income recognized totaling $1.7 million. For the three and nine months ended September 30, 2013, we did not reverse previously accrued and unpaid interest income recognized. As of September 30, 2014, we had two loans on non-accrual with an amortized cost basis of $26.1 million and fair value of $14.3 million. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

We have investments in our portfolio which contain a contractual paid-in-kind, or PIK, interest provision. PIK interest is computed at the contractual rate specified in each investment agreement, is added to the principal balance of the investment, and is recorded as income. We will cease accruing PIK interest if there is insufficient value to support the accrual or if we do not expect amounts to be collectible and will generally only begin to recognize PIK income again when all principal and interest have been paid or upon a restructuring of the investment where the interest is deemed collectable. To maintain our status as a RIC, PIK interest income, which is considered investment company taxable income, must be paid out to stockholders in the form of dividends even though we have not yet collected the cash. Amounts necessary to pay these dividends may come from available cash.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three and nine months ended September 30, 2014, we incurred excise tax expense of $0.1 million and $0.2 million, respectively. For the three and nine months ended September 30, 2013, we did not incur any excise tax expense.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and nine months ended September 30, 2014 and 2013 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013
Income tax (provision) benefit	$(0.1)	$0.1	$(0.8)	$(0.4)
Benefit (provision) for taxes on realized gain on investments	—	1.1	(0.2)	—
Benefit (provision) for taxes on unrealized gain on investments	(0.3)	(1.1)	0.7	(1.0)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2014 and December 31, 2013, $0.1 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0 and $0.1 million, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2014 and December 31, 2013, $1.7 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of September 30, 2014 and December 31, 2013, $0.2 million and $0, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

We follow the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although we file federal and state tax returns, our major tax jurisdiction is federal. Our inception-to-date federal tax years remain subject to examination by taxing authorities.

Recent Developments

From October 1, 2014 through November 6, 2014, we closed new and follow-on investments totaling $75.6 million in the financial services, healthcare and manufacturing industries. Of the new and follow-on investments, 57.0% were first lien senior secured debt, 23.2% were second lien debt, 5.9% were subordinated debt, 13.2% were CLO residual interests and 0.7% were investments in funds. Of the new and follow-on debt investments, 76.2% were floating and 23.8% were fixed rate debt based upon principal balance. The new and follow-on debt and income-producing investments had a weighted average yield based upon cost at the time of the investment of 10.5%.

On October 20, 2014, we restructured our investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, we exchanged our subordinated term loan for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. The fair value of the shares for the equity received in the exchange approximated the fair value of the subordinated debt reflected as of September 30, 2014. Concurrently, we made a $4.5 million investment (included in the $75.6 million noted above) in the subordinated term loan of Dimont & Associates, Inc., a wholly-owned subsidiary of Dimont. Dimont was previously a wholly-owned subsidiary of Wingspan.

On October 24, 2014, we sold our CLO residual interest in Octagon Income Note XIV, Ltd generating proceeds of $7.7 million and a realized gain of $0.2 million.

On November 3, 2014, we received proceeds of $10.2 million from the prepayment of a second lien term loan in Surgery Center Holdings, Inc. The proceeds included a $0.2 million prepayment premium.

On November 4, 2014, we sold $5.3 million of our second lien term loan in Expert Global Solutions, Inc. and recognized a realized loss of $0.3 million.

On November 4, 2014, our board of directors declared a dividend of $0.34 per share payable on December 31, 2014 to stockholders of record at the close of business on December 15, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2014, 29.2%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our September 30, 2014 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.1	$6.9	$2.2
Up 200 basis points	$4.6	$4.6	$—
Up 100 basis points	$0.6	$2.3	$(1.7)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2014 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our Co-Chief Executive Officers and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of the end of the period covered by this quarterly report on Form 10-Q, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

We face cyber-security risks.

Our business operations rely upon secure information technology systems for data processing, storage and reporting. Despite careful security and controls design, implementation and updating, our information technology systems could become subject to cyber-attacks. Network, system, application and data breaches could result in operational disruptions or information misappropriation, which could have a material adverse effect on our business, results of operations and financial condition.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies’ businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

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

THL CREDIT, INC.

Date: November 6, 2014	By:	/s/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: November 6, 2014	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: November 6, 2014	By:	/s/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer