Form 10-K
period 2014-12-31
THL Credit, Inc.
filed 2015-03-10
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 814-00789

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.75% Senior Notes due 2021	The New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $474.7 million based on the closing price on that date of $14.00 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 10, 2015, there were 33,905,202 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “THL Credit” refer to THL Credit, Inc.; “THL Credit Advisors,” the “Advisor” or the “Administrator” refers to THL Credit Advisors LLC; “Greenway” refers to THL Credit Greenway Fund LLC; “Greenway II” refers to THL Credit Greenway Fund II LLC and related investment vehicle; “THL Credit Opportunities” refers to THL Credit Opportunities, L.P.; “BDC Holdings” refers to THL Credit Partners BDC Holdings, L.P.; “Logan JV” refers to THL Credit Logan JV LLC. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

THL Credit, Inc.

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We are a direct lender to middle-market companies and invest in first lien and second lien loans, including through unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or similar securities. In certain instances, we will also make direct equity investments and may also selectively invest in the residual interests, or equity, of collateralized loan obligations, or CLOs. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate $1,542 million in commitments to 79 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $783.8 million from paydowns and sales of investments. The Company alone has received $544.8 million from paydowns and sales of investments.

As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations. We are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from public and private offerings of securities to finance our investment objectives. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations.

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. The Company has formed wholly owned subsidiaries which serve as tax blockers, including THL Credit Holdings, Inc., THL Credit AIM Media Holdings, Inc. and THL Credit YP Holdings, Inc., and hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed wholly owned subsidiaries which serve as the administrative agents on certain investment transactions, including THL Corporate Finance, Inc. and THL Corporate Finance, LLC.

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

THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. THL Credit Advisors and its credit-focused affiliates managed assets of $4.8 billion as of December 31, 2014 across its two primary investment platforms: Direct Lending and Tradable Credit.

THL Credit Advisors benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

THL Credit Advisors’ Direct Lending platform invests in first and second lien loans, including unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. Direct Lending investments are made through us.

THL Credit Advisors’ Tradable Credit platform manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a non-diversified, closed-end management investment company. The Advisor maintains a variety of advisory or sub-advisory relationships across its investment platform. For example the Advisor may serve as an investment adviser to one or more private funds or registered closed-end funds and presently serves as an investment adviser to CLOs, THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). See “-Material Conflicts of Interest” for information regarding the allocation of investment opportunities.

THL Credit Advisors is headquartered in Boston, with additional investment teams in Chicago, Houston, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, THL Credit Advisors has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its platforms.

THL Credit Advisors is led by Sam W. Tillinghast, Christopher J. Flynn, W. Hunter Stropp, Terrence W. Olson and Stephanie Paré Sullivan, who constitute its principals (collectively, “THL Credit Principals”). THL Credit Advisor’s Direct Lending investment committee is comprised of Messrs. Tillinghast, Flynn and Stropp (the “Investment Principals”).

THL Credit Advisors is owned and controlled by the THL Credit Principals and a partnership consisting of certain of the partners of THL Partners. The Investment Principals have worked together over the past seven years at THL Credit Advisors and its predecessor, and together with their prior investment experiences, have invested through multiple business and credit cycles across the entire capital structure. We believe the Investment Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management.

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

Founded in 1974, THL Partners is a leading private equity firm based in Boston, MA. THL Partners focuses on identifying and obtaining substantial ownership positions in large growth-oriented companies where it can add managerial and strategic expertise to create value for its partners. As one of the oldest and most experienced private equity firms, THL Partners has raised approximately $20 billion of equity capital and invested in more than 100 businesses with an aggregate purchase price of more than $150 billion. THL Partners seeks to build companies of lasting value while generating superior returns for its investors and operating partners. We believe we benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the contacts and industry knowledge of THL Partners’ investment team to enhance its transaction sourcing capabilities and consults with the THL Partners team on specific industry issues, trends and other matters to complement our investment process.

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

Sourcing

The elements of our sourcing efforts will include: (i) determining the market in which we intend to participate; (ii) identifying the opportunities within that market; (iii) having a clear strategy; (iv) knowing the competition; and (v) distinguishing our competitive advantages.

Determining the Market

We invest primarily in debt securities of sponsored and unsponsored issuers based mainly in the United States. Our debt investments are composed of first lien secured loans, second lien secured loans and subordinated or mezzanine debt, which may include an associated equity component such as warrants, preferred stock and other similar securities. Our first lien secured loans may be structured as traditional first lien loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans. In certain instances we will also make direct equity investments.

It is our belief that having a combination of sponsored and unsponsored investments in debt securities will benefit us with the most attractive opportunities across investment cycles. To that end, our nationwide origination efforts target both private equity sponsors and referral sources of unsponsored companies.

With respect to sponsored transactions, which we define as those companies controlled by private equity firms, or sponsors, we expect the demand for leveraged buyouts to grow due to the continued inflow of capital to private equity managers, a robust mergers and acquisition environment supported by attractive valuations and a stabilized economic climate. Concurrently, traditional commercial lenders are reducing their offerings to middle market companies due to increased leverage lending regulation and an institutional focus on more liquid investments. We believe middle market debt providers will increasingly see opportunities to fill this growing financing gap. Additionally, we expect significant demand from sponsors who need to recapitalize the balance sheets of certain of their portfolio companies or, in certain situations, acquire portfolio companies.

We selectively invest in unsponsored companies, which are either privately-held companies typically owned and controlled by entrepreneurs rather than private equity firms or microcap public companies, or those public companies with market capitalization of less than $300 million. We believe that unsponsored middle market companies represent a large, attractive and less competitive investment opportunity for two primary reasons: (1) the number of unsponsored companies far exceeds the number of sponsored companies; and (2) many debt investors focus primarily on sponsored companies. We also believe because unsponsored companies often have less access to capital providers, they generally provide us more attractive economics, greater alignment of interests with management, and greater control over the business and capital structure.

Investment professionals across all five offices hold regularly scheduled meetings to update and assess the pipeline of transaction opportunities, review information on market trends obtained through discussions with market participants and share sourcing best practices for both sponsored and unsponsored opportunities.

Market opportunity

We believe the environment for investing in middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. Middle market companies are experiencing improved fundamentals driven by a stabilizing economy and an increase in confidence. In 2014, middle market companies displayed improvements in operating performance, resulting in stronger credit quality. Default levels remained relatively low, and volatility in the broader capital markets eased, resulting in more middle market companies seeking growth capital at attractive lender credit metrics.

Meaningful availability of investable capital at private equity firms. Recent private equity data show over $1 trillion of dry powder that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies. Private equity funds will often prefer to support these transactions with debt securities, including first lien, second lien and mezzanine loans from sources such as us.

Consolidation among commercial banks has reduced their focus on middle market business. We believe that many senior lenders have de-emphasized their service and product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing issuers to reduce leverage.

Increased lending regulation has limited the ability of traditional lenders to provide capital to middle market companies. Heightened scrutiny of large bank institutions by regulatory bodies has prompted lending guidelines that have sought to limit leverage, deter banks from lengthening payment timelines and restrict banks from holding certain CLO securities. In response, banks have been participating less in the middle market lending arena, opening up opportunities for alternative lenders such as us. In addition to new lending activity, as companies look to refinance existing loans that do not abide by the current guidelines, the market opportunity should continue to expand.

Middle market companies are increasingly seeking lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. We believe that many middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. Further, we believe many middle market companies are inclined to seek capital from a small number of skilled, reliable and predictable providers with access to permanent capital that can satisfy their specific needs and serve as value-added financial partners with an understanding of, and longer-term view oriented towards the growth of their businesses. We aim to develop a constructive partnership with our portfolio companies to help them navigate economic cycles and operational issues which will arise.

The current regulatory and market environment may mean more favorable opportunities for investing in middle market companies. The combination of bank consolidation and increased regulation has resulted in fewer lender participants and a greater opportunity for us to originate proprietary investment opportunities in the middle market. Fewer participants also results in a more disciplined approach to investment opportunities, a situation which we are well positioned to capitalize on given the extensive level of experience of the Investment Principals, who have worked closely together for seven years and, together with their previous investment experiences, have invested through multiple business and credit cycles.

The large yet fragmented middle market may offer lenders more attractive economic terms compared to the more efficient, syndicated markets. Investing in debt securities in the middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities. From a structural perspective, middle market debt securities generally involve better pricing terms and protective characteristics which defend against credit deterioration and preserve collateral value (i.e. financial covenants). From an underwriting perspective, middle market lending provides improved access to information and the ability to diligence and evaluate management teams.

Investment strategy

We believe a strategy focused primarily on debt securities in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt investments tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity.

Competition

Our primary competitors in providing financing to middle market companies include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Competitive advantages

We believe that we possess the following competitive advantages over many other capital providers to middle market companies:

Experienced management team. As stated above, the Investment Principals are experienced and have worked together extensively, and together with their past investment experiences have invested through multiple business and credit cycles across the entire capital structure with the objective of generating attractive, long-term, risk-adjusted returns. Each of the Investment Principals brings a unique investment perspective and skill-set by virtue of their complementary collective experiences as both debt and equity investors.

Proactive Sourcing Platform. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Houston, New York and Los Angeles, the THL Credit Principals have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which we generate investment opportunities consistent with our investment strategy. The THL Credit Principals have activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers as well as access to the extensive network of THL Partners which has 40 years of experience. The THL Credit Principals actively utilize these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, we believe the investment history and long-standing reputation of the THL Credit Principals provides us an early look at new investment opportunities.

Significant institutional expertise and brand recognition gained from investing over $1.6 billion in 82 companies since June 2009 across direct lending credit platform. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over seven years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the THL Credit Principals are supported by an experienced operational and administrative team.

Ability to execute unsponsored transactions. We believe we are one of the few credit market participants that selectively seeks unsponsored investments and possesses the experience and resources, as a result of the long-standing relationships of the Investment Principals and ongoing development of new relationships with referral sources and equity sponsors, to source unsponsored debt transactions. Furthermore, we have the capability to perform the rigorous in-house due diligence, structuring and monitoring activities necessary to execute such transactions.

Affiliation with THL Partners and THL Credit SLS. We are managed by THL Credit Advisors, the credit affiliate of THL Partners and parent of THL Credit Senior Loan Strategies LLC (“THL Credit SLS”). As such, we have access to the relationship network and industry knowledge of both THL Partners and THL Credit SLS to enhance transaction sourcing capabilities. This also provides us with the opportunity to consult with investment teams from each organization on specific industry issues, trends and other complementary matters.

Selecting

Selecting investments to pursue requires us to have an employable investment philosophy, know our key metrics, have a process to consistently measure those metrics, and implement a repeatable underwriting process that enables our investment committee to make well-reasoned decisions.

Investment Philosophy

Our investment philosophy focuses on capital preservation, relative value, and establishing close relationships with portfolio companies. It is our expectation that this multifaceted focus should generate consistent, attractive, risk-adjusted returns coupled with low volatility.

Capital Preservation. We believe that the key to capital preservation is comprehensive and fundamental credit analysis. We take a long term view of our investments and portfolio with the perspective that most of our investments may need to endure through economic cycles. We refrain from market timing and generally do not enter into investments with the sole intention of realizing short term gains based on changes in market prices. However, we will not hesitate to sell an investment if we believe that it is deteriorating in value and that more recovery will be obtained by selling rather than holding the investment.

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

Key Investment Metrics

Our value-oriented investment philosophy is primarily focused on maximizing yield relative to risk. Upon identifying a potential opportunity, we perform an initial screen to determine whether pursuing intensive due diligence is merited. As part of this process, we have identified several criteria we believe are important in evaluating and investing in prospective portfolio companies. These criteria provide general guidelines for our investment decisions. However, each prospective portfolio company in which we choose to invest may not meet all of these criteria.

Value orientation/positive cash flow. Our investment philosophy places a premium on fundamental credit analysis and has a distinct value orientation. We will generally focus on companies in which we can invest at relatively low multiples of operating cash flow and that are profitable at the time of investment on an operating cash flow basis. Although we obtain liens on collateral when appropriate and available, we are primarily focused on the predictability of future cash flow. We generally do not intend to invest in start-up companies or companies with speculative business plans.

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

Strong competitive position. We seek to invest in companies that have developed competitive advantages and defensible market positions within their respective markets, provide a needed product or service and are well positioned to capitalize on growth opportunities.

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

Due Diligence and Investment Process

We employ a rigorous and disciplined underwriting and due diligence process. Our process includes a comprehensive understanding of a portfolio company’s industry, market, operational, financial, organizational and legal position and prospects. In addition to our own analysis, we frequently use the service of third parties (either those of the sponsor, if applicable, or those which we retain) for quality of earnings reports, environmental diligence, legal reviews, industry and customer surveys, and background checks. We conduct thorough reference and background checks on senior management for all investments, including, but not limited to reference calls to several constituencies including senior management of past employers, business associates, customers, industry experts, such as equity research analysts and, when appropriate, competitors.

We seek portfolio companies that have proven management teams that have a vested interest in the company in the form of a meaningful level of equity ownership, that generate stable and predictable cash flow, and whose market position is defensible. We invest in companies with the expectation that we will own the investment through a complete business cycle, and possibly a recession, and we determine the appropriate amount of debt for the company accordingly. In addition, we view a sale of the company which might result in a refinancing of our investment as a possibility but not an expectation. Our intention is to craft strong and lender-friendly credit agreements with covenants, events of default, remedies and inter-creditor agreements being an integral part of our legal documents.

Our due diligence typically includes the following elements (although not all elements necessarily form part of every due diligence project):

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

Financial Analysis: an understanding of relevant financial ratios and statistics, including various leverage, liquidity, free cash flow and fixed charge coverage ratios; impact on ratios in various future performance scenarios and comparison of applicable ratios to industry competitors; satisfaction with the auditor of the financial statements; quality of earnings analysis;

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

Underwriting Process

We employ an extensive due diligence approach tailored to each particular investment opportunity. To begin, we review the information memorandum that the company presenting the investment opportunity or its intermediary has prepared, and discuss the opportunity at a high level with the company’s management team, the sponsor or the intermediary, as applicable. Based on that initial high-level review, the investment team submits a customized due diligence questions request to the company or intermediary. Sometimes the company or intermediary responds directly with materials, and other times there is an online data room that the investment team is invited to review. If the investment opportunity involves a sponsor that has performed a diligence review of the company, the investment team reviews the sponsor’s due diligence reports and analyses. The investment team supplements the document review with phone calls and meetings with the intermediary, sponsor and company’s management team, as applicable. Members of the investment team may also speak with business contacts who are industry experts who provide color on industry and market trends, without discussing the specific investment opportunity. Such industry experts may include employees of THL Partners or their portfolio companies, and persons in THL Credit Advisors’ and THL Partners’ vast network of business contacts. Members of the investment team build a preliminary financial model and review financial statements as part of the analysis on whether the opportunity is attractive.

If the investment team believes the opportunity to be compelling or worth further discussion with the larger group, it will prepare a screening memo outlining the opportunity, including a company overview, situation overview, financial summary, investment thesis, risk factors and recommendations for next steps. The screening memo will be reviewed and discussed by all investment professionals (including the investment committee).

Members of the investment committee in particular will ask detailed questions about the investment opportunity of the investment team. While no formal vote of the investment committee occurs at this stage, if any member of the investment committee expresses significant concerns about the investment opportunity then the investment team will be unlikely to proceed further.

During such discussions, the investment team will compile diligence questions raised by the larger group, and formulate a strategy for engaging outside consultants, legal and financial advisors and additional industry experts, as needed.

Following such a discussion, if the investment professionals (including the investment committee) believe the opportunity to be compelling, the investment team will then pursue the next stages of diligence and draft a term sheet or initial indication of interest when appropriate. Such documentation will then be presented to the sponsor or intermediary, as appropriate, and shared with the company.

If the investment team decides that the opportunity offers an attractive risk-adjusted return and we are competitively positioned to be awarded the deal, it will begin to work towards final approval by the investment committee by performing confirmatory due diligence. As part of this process, members of the investment team will conduct, among others, in-person meetings with management, in-depth review of historical financial data, thorough reviews of loan documents and material contracts as well as research relating to the company’s industry, customers, suppliers and competitors.

THL Credit Advisors’ in-house counsel will engage outside legal counsel for the opportunity, as well as industry-specific consultants, if appropriate, and accountants. If the investment opportunity involves a sponsor, the investment team may coordinate with the sponsor on engaging such consultants and accountants, and if the investment opportunity involves a co-investor, the investment team will coordinate with the co-investor on engaging all such advisors. Legal counsel will perform legal due diligence, the accountants will perform accounting due diligence, including a quality of earnings report if one does not yet exist, and the industry-specific consultants will diligence various areas such as regulatory restrictions, specific vendor or customer relationships and background checks on the management team.

The investment team will then present its complete findings in the form of a comprehensive memo to the investment committee and ask for official approval of the proposed investment.

Investment Committee

The purpose of the investment committee is to evaluate and approve, as deemed appropriate, all investments by us. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committee also serves to provide investment consistency and adherence to THL Credit Advisors’ investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of Sam W. Tillinghast, Christopher J. Flynn and W. Hunter Stropp. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the three members of the committee is required.

Structuring

Our approach to structuring involves us choosing the most appropriate variety of security for each particular investment; and negotiating the best and most favorable terms.

Investment Structure

In order to achieve our investment objective, we invest in first lien and second lien secured loans, including unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. In certain instances, we will also make direct equity investments. Typically, our investments will be approximately $10 million to $30 million of capital per transaction and have maturities of five to seven years. In determining whether a prospective investment satisfies our investment criteria, we generally seek a high total return potential on a risk-adjusted basis, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

We generally do not intend to invest in startup companies, operationally distressed situations or companies with speculative business plans. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. There investments may include high yield bonds, private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

Once we have determined that a prospective portfolio company is suitable for investment, we will work with the management of that portfolio company and its other capital providers, including, as applicable, senior, junior, and equity capital providers, to structure an investment. We will negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Investments will include stringent structural and credit protections. The legal review process and documentation will be of paramount importance. Internal counsel of THL Credit Advisors will be closely involved in every investment that we make. Investment professionals working with internal counsel drive the principal negotiation of legal terms in connection with the issuance of term sheets. They continue to be involved in negotiations, along with outside counsel who lead the transactions, throughout the legal documentation process. This involvement on each transaction will provide consistent structural and credit protections across investments.

Security types we invest in include:

First Lien Senior Secured Loans. We invest in first lien or senior secured loans, and expect such loans to have terms of three to seven years. To the extent we invest in senior secured loans, we obtain first lien security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. First lien secured loans may also include unitranche loan structures, which typically combine characteristics of traditional first lien senior secured and second lien and subordinated loans. We may obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company and may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second Lien Loans. We structure our second lien investments as junior, secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of the portfolio company that serve as collateral in support of the repayment of these loans. Second lien loans may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization.

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

CLO Residual Interests. We have invested in residual interests, subordinated notes or income notes which are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The income notes are part of a class of subordinated notes, which are paid equal with other subordinated notes within this class. In each case, the subordinated notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets.

Logan JV. We have invested in Logan JV, which as of December 31, 2014 consisted of a portfolio of loans to 22 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility, in generally the same manner as our senior secured loans.

Investment Terms

We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the company to achieve its business plan and improve its profitability. We seek to limit the downside potential of our investments by:

•	requiring a total return on our investments (including both interest and potential equity appreciation) that compensates us for credit risk; and

•

negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board under some circumstances or participation rights. The intention will be to craft strong and investor-friendly agreements with covenants, events of default, remedies and intercreditor agreements, if applicable, being an integral part of such documents.

Our investments may include equity features, such as warrants or options to buy a minority interest in the portfolio company. Any warrants we receive with our debt securities generally require only a nominal cost to exercise, and thus, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure the warrants to provide provisions protecting our rights as a minority interest holder, as well as puts, or rights to sell such securities back to the company, upon the occurrence of specified events. In many cases, we also obtain registration rights in connection with these equity interests, which may include demand and “piggyback” registration rights.

Supervising

Successful supervision of our investments involves employing active monitoring methods; and developing strong underlying management teams at each portfolio company.

Monitoring

We employ the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, THL Credit has developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

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

For any investment receiving a score of a 3 or lower THL Credit Advisors will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.07 and 2.13 at December 31, 2014 and December 31, 2013, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2014 and 2013 (in millions):

	December 31, 2014		December 31, 2013
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$72.1	9.2%	$58.9	9.1%
2(b)	569.5	72.7%	484.5	74.7%
3(c)	136.0	17.3%	72.9	11.2%
4(d)	6.6	0.8%	32.6	5.0%
5	—	—	—	—

Total	$784.2	100.0%	$648.9	100.0%

(a)	As of December 31, 2014 and December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities.
(b)	As of December 31, 2014 and December 31, 2013, Investment Score “2” included $126.0 million and $62.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2014 and December 31, 2013, Investment Score “3” included $24.7 million and $14.5 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2014 and December 31, 2013, Investment Score “4” included $4.6 million and $10.2 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2014, we had no loans on non-accrual. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. Base management fees for any partial quarter are appropriately prorated. For the years ended December 31, 2014, 2013 and 2012, THL Credit Advisors earned base management fees of $11.1 million, $7.5 million and $4.9 million, respectively, from us.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income allocated to first component of incentive fee

For the years ended December 31, 2014, 2013 and 2012, we incurred $11.9 million, $10.4 million and $7.4 million, respectively, of incentive fees related to ordinary income. As of December 31, 2014 and December 31, 2013, $3.1 million and $2.1 million, respectively, of such incentive fees were payable to the Advisor. As of December 31, 2014 and December 31, 2013, $1.1 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

For the years ended December 31, 2014, 2013 and 2012, THL Credit Advisors earned incentive fees of $11.2 million, $10.7 million and $7.0 million, respectively, from us.

Pre-incentive fee capital gains allocated to second component of incentive fee

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

Duration and termination

The investment management agreement was approved by our board of directors on March 6, 2015, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 6, 2015, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

•	the nature, quality and extent of the advisory and other services to be provided to us by THL Credit Advisors;

•	the fee structures of comparable externally managed business development companies that engage in similar investing activities;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•

any existing and potential sources of indirect income to THL Credit Advisors from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	information about the services to be performed and the personnel performing such services under the investment advisory agreement;

•	the organizational capability and financial condition of THL Credit Advisors and its affiliates; and

•	various other matters.

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

Staffing

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor or Administrator. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse our Administrator for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to CLOs, THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds.

The Advisor’s policies are also designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Adviser and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor. Generally, unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. We, the Advisor and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by the Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be granted. If such relief is granted, then we will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 3, 2014, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 3, 2015 and the date of our 2015 Annual Meeting of Stock holders, which is expected to be held in June 2015. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

Legislation introduced in the U.S. House of Representatives during the 113th Congress intended to revise certain regulations applicable to BDCs. The legislation provided for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the SEC that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. The legislation was not enacted by the previous Congress and has not been introduced to the 114th Congress. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following: -

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

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

Significant managerial assistance to portfolio companies

A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in “Business—Business Development Company Regulations—Qualifying assets” above. Business development companies generally must offer to make available to the issuer of the securities significant managerial assistance, except in circumstances where either (i) the business development company controls such issuer of securities or (ii) the business development company purchases such securities in conjunction with one or more other persons acting together and one of the other persons in the group makes available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. Typically, we invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Our investment Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our investment adviser’s code of ethics under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. You may read and copy our code of ethics and our code of ethics and business conduct at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics and our code of ethics and business conduct are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available on our corporate governance webpage at http://investor.thlcredit.com/governance.

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

The 1940 Act prohibits us from making certain negotiated co-investments with affiliates unless we receive an order from the SEC permitting us to do so. We, the Advisor and certain our affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by the Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be granted. If such relief is granted, then we will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on THL Credit Advisors ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at THL Credit and with the other THL Credit funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, THL Credit Advisors will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable rates. The benchmarks used to determine the floating rates earned on our interest earning investments are London Interbank Offered Rate, or LIBOR, with maturities that range between one and twelve months and alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of equity and long-term and short-term borrowings to finance our investment activities.

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

Because we have substantial indebtedness, there could be increased risk in investing in our company.

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

As of December 31, 2014, there was $303.5 million of commitments under our revolving credit agreement, or Revolving Facility, and $106.5 million of commitments under our term loan agreement, or Term Loan Facility.

The Revolving Facility has a maturity date of April 2018 (with a one year term out period beginning in April 2017). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Term Loan Facility has a maturity date of April 2019. Each of the Revolving Facility and Term Loan Facility, together the Facilities, includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600.0 million. ING serves as administrative agent, lead arranger and bookrunner under each of the Facilities.

On November 18, 2014, we closed a public offering of $50.0 million in aggregate principal amount of 6.75% notes, or the Notes, which included the subsequent exercise of an overallotment. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year.

As of December 31, 2014, there was $294.9 million of borrowings outstanding against the Facilities at a weighted average interest rate of 2.96%. As of December 31, 2014, there was $50.0 million of Notes payable at an interest rate of 6.75%. As of December 31, 2014, our asset coverage ratio was over 200%. This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources— Notes” for additional information about the Facilities and Notes.

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

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2014 of $344.9 million at an average interest rate at the time of 3.51%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(17.53%)	(10.10%)	(2.67%)	4.76%	12.19%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders,” the “assumed return on the portfolio” is multiplied by the total value of our assets at the beginning of the period ($672.9 million as of December 31, 2013) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($12.1 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the beginning of the period ($452.9 million) to determine the “corresponding return to common stockholders.”

The Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Notes are obligations exclusively of THL Credit, Inc. and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

The indenture under which our Notes were issued contains limited protection for holders of our Notes.

The indenture under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indenture and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indenture and the Notes will not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings);

•	pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities ranking junior in right of payment to the Notes;

•	sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);

•	enter into transactions with affiliates;

•	create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;

•	make investments; or

•	create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture will not require us to offer to purchase the Notes in connection with a change of control or any other event.

Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Notes may have important consequences for you as a holder of the Notes, including making it more difficult for us to satisfy our obligations with respect to the Notes or negatively affecting the trading value of the Notes.

Certain of our current debt instruments include more protections for their holders than the indenture and the Notes. In addition, other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Notes, including additional covenants and events of default. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial condition, liquidity and capital resources—Credit Facility.” The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Notes.

If we default on our obligations to pay our other indebtedness, we may not be able to make payments on the Notes.

Any default under the agreements governing our indebtedness, including a default under the Revolving Facility, the Term Loan Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Facility or the Term Loan Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Revolving Facility or the Term Loan Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Revolving Facility or the Term Loan Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Revolving Facility or the Term Loan Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Revolving Facility and the Term Loan Facility, could proceed against the collateral securing the debt. Because the Revolving Facility and the Term Loan Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Revolving Facility or the Term Loan Facility or under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

We may default under the Facilities or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2014, all of our assets were pledged as collateral under the Facilities. In the event we default under the Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Facilities or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are subject to security interests under the Facilities and if we default on our obligations under the Facilities we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2014, all of our assets were pledged as collateral under the Facilities. If we default on our obligations under the Facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

In addition, if the lenders exercise their right to sell the assets pledged under the Facilities, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the Facilities.

Because we use debt to finance our investments and have issued senior securities, and, in the future, may issue additional senior securities, including preferred stock and debt securities, if market interest rates were to increase, our cost of capital could increase, which could reduce our net investment income.

Because we borrow money to make investments and have issued senior securities and, in the future, may issue additional senior securities, including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre-incentive fee net investment income and, as a result, an increase in incentive fees payable to THL Credit Advisors. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

•

PIK interest has the effect of generating investment income at a compounding rate, thereby further increasing the incentive fees payable to the Advisor. Similarly, all things being equal, the deferral associated with PIK interest also decreases the loan-to-value ratio at a compounding rate.

We may have difficulty paying our required distributions if we recognize income before or without receiving cash representing such income.

For federal income tax purposes, we may include in income certain amounts that we have not yet received in cash, such as original issue discount, which may arise if we receive warrants in connection with making a loan, or possibly in other circumstances, or PIK interest, which represents contractual interest added to the loan balance and due at the end of the loan term. Such original issue discount, which could be significant relative to our overall investment activities, or increases in loan balances as a result of PIK arrangements are included in income before we receive any corresponding cash payments. In addition, the PIK interest of many subordinated loans effectively operates as negative amortization of loan principal, thereby increasing credit risk exposure over the life of the loan because more will be owed at the end of the term of the loan than was owed when the loan was initially originated. We also may be required to include in income certain other amounts that we do not receive in cash.

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

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by THL Credit Advisors. Although THL Credit Advisors will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of THL Credit Advisors, particularly its Co-Chief Executive Officers, Sam W. Tillinghast and Christopher J. Flynn, its President, W. Hunter Stropp, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, and its Chief Legal Officer, Stephanie Paré Sullivan, collectively, the THL Credit Principals. Messrs. Tillinghast Flynn and Stropp constitute the investment principals of THL Credit Advisors, or the THL Credit Investment Principals. The THL Credit Investment Principals and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors serves as investment adviser to one or more private funds and registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, THL Credit Advisors and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by THL Credit Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be obtained at all.

There are potential conflicts of interest between us and the funds managed by us which could impact our investment returns.

THL Credit Greenway Fund LLC, or Greenway LLC, and THL Credit Greenway Fund II LLC, or Greenway II LLC, are portfolio companies and are managed by us. As contemplated in the Greenway II LLC limited liability agreement, we established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the accounts of related investment vehicles.

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

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could impair our ability to conduct business effectively.

The occurrence of a disaster such as a cyber attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Our base management fee may induce our investment adviser to incur leverage.

Our base management fee is calculated on the basis of our total assets, including assets acquired with the proceeds of leverage. This may encourage the Advisor to use leverage to increase the aggregate amount of and the return on our investments, even when it may not be appropriate to do so, and to refrain from delivering when it would otherwise be appropriate to do so. Under certain circumstances, the use of increased leverage may increase the likelihood of default, which would impair the value of our common stock. Given the subjective nature of the investment decisions made by our investment adviser on our behalf, we will not be able to monitor this conflict of interest.

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

We are a direct lender to middle-market companies and invest in first lien and second lien loans, including through unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or similar securities. In certain instances, we will also make direct equity investments and may also selectively invest in the residual interests, or equity, of CLOs. Investments in CLOs can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 5.6% of the aggregate amortized cost basis of our portfolio as of December 31, 2014. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or (3) attempt to preserve or enhance the value of our initial investment. We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status. In addition, our ability to make follow-on investments may also be limited by THL Credit Advisors’ allocation policy.

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

While we may enter into transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek or be able to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations. On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC. Under the swap agreement, with a notional value of $50.0 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

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

Cyclicality within the energy sector may adversely affect some of our portfolio companies.

Industries within the energy sector are cyclical with fluctuations in commodity prices and demand for, and production of commodities driven by a variety of factors. The highly cyclical nature of the industries within the energy sector may lead to volatile changes in commodity prices, which may adversely affect the earnings of energy companies in which we may invest and the performance and valuation of our portfolio.

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

RISKS IN THE CURRENT ENVIRONMENT

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The global capital markets have experienced a period of disruption as evidenced by a lack of liquidity in the debt capital markets, write-offs in the financial services sector, the re-pricing of credit risk and the failure of certain major financial institutions. While the capital markets improved during 2013, these conditions could deteriorate in the future. During such market disruptions, we may have difficulty raising debt or equity capital, especially as a result of regulatory constraints.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness and any failure to do so could have a material adverse effect on our business. The illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments. In addition, significant changes in the capital markets, including the disruption and volatility, have had, and may in the future have, a negative effect on the valuations of our investments and on the potential for liquidity events involving our investments. An inability to raise capital, and any required sale of our investments for liquidity purposes, could have a material adverse impact on our business, financial condition and results of operations.

Various social and political tensions in the United States and around the world, particularly in the Middle East, Eastern Europe and Russia may continue to contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets, and may cause further economic uncertainties or deterioration in the United States and worldwide. Several European Union (“EU”) countries, including Greece, Ireland, Italy, Spain, and Portugal, continue to face budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is also continued concern about national-level support for the euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. The recent United States and global economic downturn, or a return to the recessionary period in the United States, could adversely impact our investments. We cannot predict the duration of the effects related to these or similar events in the future on the United States economy and securities markets or on our investments. We monitor developments and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 3, 2014, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

Legislation may allow us to incur additional leverage.

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We also have agreed in the covenant in the Indenture not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Legislation introduced in the U.S. House of Representatives during the 113th Congress intended to modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. If the legislation is reintroduced and passed, we would be able to incur additional indebtedness in the future and, therefore, your risk associated with an investment in the Notes would increase.

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

The General Corporation Law of the State of Delaware and our certificate of incorporation contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Among other provisions, our directors may be removed for cause only by the affirmative vote of 75% of the holders of our outstanding capital stock. Our board of directors also is authorized to issue preferred stock in one or more series. In addition, our certificate of incorporation requires the favorable vote of a majority of our board of directors followed by the favorable vote of the holders of at least 75% of our outstanding shares of common stock, to approve, adopt or authorize certain transactions, including mergers and the sale, lease or exchange of all or any substantial part of our assets with 10% or greater holders of our outstanding common stock and their affiliates or associates, unless the transaction has been approved by at least 80% of our board of directors, in which case approval by “a majority of the outstanding voting securities” (as defined in the 1940 Act) will be required. These measures may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices. See “Description of Our Capital Stock—Anti-takeover provisions.”

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2014, our net asset value per share was $13.08. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 9, 2015 was $12.22. At our Annual Meeting of Stockholders on June 3, 2014, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on June 3, 2015. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2014, we had $188.4 million outstanding under the Revolving Facility and $106.5 million outstanding under the Term Loan Facility. The indebtedness under the Revolving Facility and the Term Loan Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 3, 2014, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Although any such sale must be approved by our board of directors, there is no limit on the amount of dilution that may occur as a result of such sale. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2014 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value.

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

As of December 31, 2014, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported on The NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2014
First quarter	$16.61	$13.78
Second quarter	$14.27	$12.80
Third quarter	$14.30	$12.90
Fourth quarter	$13.42	$11.22
Fiscal year ended December 31, 2013
First quarter	$16.08	$14.49
Second quarter	$15.77	$14.00
Third quarter	$16.17	$14.75
Fourth quarter	$17.00	$15.27

The last reported price for our common stock on March 9, 2015 was $12.22 per share. As of March 9, 2015, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the Russell 2000 Financial Services Index, for the period from April 21, 2010 (initial public offering) through December 31, 2014. The graph assumes that, on April 21, 2010, a person invested $100 in each of our common stock, the S&P 500 Index, and the Russell 2000 Financial Services Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

We issued a total of 0 shares, 0 shares and 2 shares shares of common stock under our dividend reinvestment plan during the years ended December 31, 2014, 2013 and 2012, respectively. The issuance was not subject to the registration requirements of the Securities Act of 1933. The aggregate price for the shares of common stock issued under the dividend reinvestment plan was $0, $0, $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2014 represented $44.2 million from ordinary income, $1.9 million from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2013 represented $43.0 million from ordinary income, $0.3 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2014 and 2013 were $1.3 million and $0.2 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 in thousands, except for per share data. The Consolidated Statement of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2014, 2013, 2012, 2011 and 2010 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended					At and for the period from May 26, 2009 (inception) through December 31, 2009
	2014	2013	2012	2011	2010
Consolidated Statement of Operations data:
Total investment income	$91,928	$74,650	$53,125	$37,409	$12,325	$—
Incentive fees	11,184	10,682	7,017	4,790	—	—
Base management fees	11,142	7,521	4,943	4,012	2,697	—
All other expenses	20,372	14,547	10,392	7,550	3,598	172
Income tax provision and excise tax	1,040	511	581	22	—	—
Net investment income (loss)	48,190	41,389	30,192	21,035	6,030	(172)
Interest rate derivative periodic interest payments, net	(458)	(433)	(180)	—	—	—
Net realized (loss) gain on investments	(12,855)	2,604	353	979	—	—
Provision for taxes on realized gain on investments	(249)	—	—	—	—	—
Net change in unrealized appreciation (depreciation) on investments	2,243	309	(1,241)	2,121	1,760	—
Net change in unrealized appreciation (depreciation) on interest rate derivative	71	769	(1,053)	—	—	—
Provision for taxes on unrealized gain on investments	(151)	(1,960)	(454)	—	—	—
Net increase in net assets resulting from operations	36,791	42,678	27,617	24,135	7,790	(172)
Per share data:
Net asset value per common share at year end	$13.08	$13.36	$13.20	$13.24	$13.06	$(10.61)
Market price at year end	11.76	16.49	14.79	12.21	13.01	n/a
Net investment income	1.42	1.37	1.38	1.04	0.31	(25.61)
Net realized (loss) gain on investments	(0.38)	0.09	0.01	0.05	—	—
Provision for taxes on realized gain on investments	(0.01)	—	—	—	—	—
Net change in unrealized appreciation on investments	0.06	0.01	(0.06)	0.11	0.08	—
Net change in unrealized appreciation (depreciation) on interest rate derivative	—	0.01	(0.06)	—	—	—

	For the years ended					At and for the period from May 26, 2009 (inception) through December 31, 2009
	2014	2013	2012	2011	2010
Provision for taxes on unrealized gain on investments	—	(0.07)	(0.02)	—	—	—
Interest rate derivative periodic interest payments, net	(0.01)	(0.01)	—	—	—	—
Net increase in net assets resulting from operations	1.08	1.41	1.26	1.20	0.39	(25.61)
Dividends declared	1.36	1.43	1.34	1.02	0.30	—
Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$784,220	$648,867	$394,349	$266,993	$153,529	$—
Cash and cash equivalents	2,656	7,829	4,819	5,573	110,141	101
Other assets	25,609	16,195	7,090	4,583	719	370
Total assets	812,485	672,891	406,258	277,149	264,389	471
Loans payable	294,851	204,300	50,000	5,000	—	—
Notes payable	50,000	—	—	—	—	—
Other liabilities	24,013	15,649	8,774	4,532	4,373	541
Total liabilities	368,864	219,949	58,774	9,532	4,373	541
Total net assets	443,621	452,942	347,484	267,617	260,016	(70)
Other data:
Weighted average annual yield on debt investments	11.1%	11.4%	13.7%	13.8%	15.8%	—
Weighted average annual yield on debt and income-producing equity securities	11.1%	11.5%	13.9%	14.0%	16.6%	—
Number of portfolio investments at year end	60	54	34	24	13	—

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		(Provision) benefit for taxes on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2014	$24,143	$0.71	$12,380	$0.37	$5,198	$0.15	$(11,804)	($0.36)	$(213)	($0.01)	$(844)	($0.02)	$4,717	$0.13
September 30, 2014	23,145	0.68	12,223	0.36	505	0.01	(777)	(0.02)	151	0.01	(292)	(0.01)	11,810	0.35
June 30, 2014	23,745	0.70	12,887	0.38	(2,851)	(0.08)	(501)	(0.02)	(266)	(0.01)	14	—	9,283	0.28
March 31, 2014	20,895	0.62	10,700	0.32	(609)	(0.03)	(22)	—	(59)	—	971	0.03	10,981	0.32

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		(Provision) benefit for taxes on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2013	$18,491	$0.55	$9,109	$0.27	$2,431	$0.07	$212	$0.01	$(83)	$0.00	$(977)	($0.03)	$10,692	$0.32
September 30, 2013	19,064	0.56	11,602	0.34	(3,141)	(0.10)	707	0.02	(361)	(0.01)	(1,050)	(0.03)	7,757	0.23
June 30, 2013	22,672	0.84	13,273	0.49	(681)	(0.02)	1,685	0.06	742	0.03	596	0.02	15,615	0.58
March 31, 2013	14,423	0.55	7,405	0.28	1,700	0.06	—	0.00	38	—	(529)	(0.02)	8,614	0.33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2014, we, together with our credit-focused affiliates, collectively had $4,833 million of assets under management. This amount included $812 million of our assets, $221 million of assets of the managed funds and separate account managed by us, and $3,800 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, the consolidated subsidiary of the Advisor.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate of $1,542 million in commitments into 79 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $783.8 million from paydowns related to these investments. The Company alone has received $544.8 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2014, we had $784.2 million of portfolio investments (at fair value), which represents a $135.3 million, or 20.9% increase from the $648.9 million (at fair value) as of December 31, 2013. We also increased our portfolio to 60 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of December 31, 2014, from 54 portfolio investments, including Greenway and Greenway II, as of December 31, 2013.

At December 31, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.3 million and $14.3 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $39.7 million, respectively. At December 31, 2013, our average portfolio company investment at both amortized cost and fair value was approximately $14.0 million and $13.9 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $26.6 million.

At December 31, 2014, based upon fair value, 72.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.8% bore interest at fixed rates. At December 31, 2013, 59.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 40.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2014	December 31, 2013
First lien secured debt(1)	11.3%	11.0%
Second lien debt(1)	11.0%	11.3%
Subordinated debt(2)	13.4%	12.1%
Investments in funds(3)	—	12.6%
Investments in payment rights(4)	16.8%	17.0%
CLO residual interests(4)	13.4%	14.0%
Income-producing equity securities	10.6%	—

Debt and income-producing investments(5)	11.7%	11.7%
Debt investments	11.6%	11.4%

(1)	OEM Group, Inc. transferred from a second lien debt investment to a first lien secured debt investment in 2014 as the nature of the investment changed during the year.
(2)	Includes the impact of all loans on non-accrual status.
(3)	As of December 31, 2013, investment in funds includes only our investment in LCP Capital Fund LLC, which is the only investment in funds where we receive regular payments.
(4)	Yields from investments in payment rights and CLO residual interests represents an effective yield expected from anticipated cash flows.
(5)	Excludes yield on the Logan JV as the fund commenced operations on December 3, 2014.

As of December 31, 2014 and 2013, portfolio investments, in which we have debt investments, had an average EBITDA of approximately $27 million and $30 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2014 and 2013, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.1 times and 4.2 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of December 31, 2014, excluding nominal investments made in Greenway and Greenway II, 81.0% of our portfolio investments are in sponsored investments and 19.0% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2014 have used our capital for change of control transactions (25.9%), acquisitions/growth capital (25.9%), refinancings (13.8%), recapitalizations (17.2%) and other (17.2%). As December 31, 2014, we have closed portfolio investments with 46 different sponsors since inception.

As of December 31, 2013, excluding nominal investments made in Greenway and Greenway II, 78.8% of our portfolio investments are in sponsored investments and 21.2% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2013 have used our capital for change of control transactions (34.6%), acquisitions/growth capital (13.5%), refinancings (13.5%), recapitalizations (21.2%) and other (17.3%). As December 31, 2014, we have closed portfolio investments with 34 different sponsors since inception.

Consistent with our sourcing strategy, approximately 89% and 77% of the Company’s new investments for the years ended December 31, 2014 and 2013 were directly originated from our relationships with private equity firms, financial advisors, banks and other lending partners, respectively.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$396.6	50.9%	$393.8	50.3%
Second lien debt	168.9	21.7%	168.5	21.5%
Subordinated debt	103.9	13.3%	100.7	12.8%
Equity investments	43.5	5.6%	52.7	6.7%
CLO residual interests	34.2	4.4%	34.9	4.5%
Investment in Logan JV	16.8	2.2%	16.7	2.1%
Investment in payment rights	11.9	1.5%	13.5	1.7%
Investments in funds	3.2	0.4%	3.4	0.4%

Total investments	$779.0	100.0%	$784.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2013 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$261.7	40.5%	$263.1	40.6%
Subordinated debt	162.6	25.2%	156.0	24.0%
Second lien debt	157.2	24.3%	157.9	24.3%
CLO residual interests	37.3	5.8%	37.6	5.8%
Investment in payment rights	12.2	1.9%	13.8	2.1%
Investments in funds	9.4	1.4%	9.5	1.5%
Equity investments	5.5	0.9%	11.0	1.7%

Total investments	$645.9	100.0%	$648.9	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of December 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.7	$120.4	27.15%
IT services	108.7	106.5	24.02%
Healthcare	77.5	83.2	18.75%
Financial services	71.4	68.9	15.55%
Manufacturing	70.8	68.4	15.41%
Retail & grocery	53.0	55.8	12.58%
Industrials	54.6	54.1	12.18%
Energy / utilities	50.3	48.9	11.04%
Food & beverage	38.6	39.3	8.85%
Structured products	34.2	34.9	7.87%
Business services	32.2	32.2	7.27%
Media, entertainment and leisure	25.1	29.7	6.69%
Restaurants	20.8	20.8	4.68%
Transportation	14.3	14.3	3.21%
Aerospace & defense	6.8	6.8	1.53%

Total Investments	$779.0	$784.2	176.78%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	$100.5	$101.0	22.31%
Industrials	79.4	79.7	17.61%
Financial services	53.9	53.1	11.72%
Food & beverage	52.8	52.3	11.55%
Healthcare	48.8	50.5	11.14%
Retail & grocery	53.4	50.2	11.07%
Business services	50.9	50.0	11.05%
Manufacturing	48.8	49.0	10.81%
Consumer products	38.1	38.4	8.47%
Structured products	37.3	37.6	8.31%
Energy / utilities	32.4	32.8	7.25%
Media, entertainment and leisure	24.6	29.1	6.42%
Restaurants	20.8	20.8	4.60%
Aerospace & defense	4.2	4.4	0.96%

Total Investments	$645.9	$648.9	143.27%

As required by the 1940 Act, we classify our investments by level of control. “Control investments” are defined in the 1940 Act as investments in those companies that we are deemed to “control”, which, in general, includes a company in which we own 25% or more of the voting securities of such company or have greater than 50% representation on its board. “Affiliate investments” are investments in those companies that are “affiliated companies” of ours, as defined in the 1940 Act, which are not control investments. We are deemed to be an “affiliate” of a company in which we have invested if we own 5% or more, but less than 25%, of the voting securities of such company. “Non-control/non-affiliate investments” are investments that are neither control investments nor affiliate investments.

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2014 and December 31, 2013 (in millions):

	Year Ended December 31, 2014
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2014	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.(3)
1,967,367 shares of common stock	$6.0	$0.2	$3.8	$—	$—
1,967,367 shares of preferred stock	9.8	—	(1.1)	—	—
Dimont & Associates, Inc.(4)
Subordinated term loan 11.0% PIK due 4/16/2018	4.6	0.1	0.1	—	—
50,004 shares of common stock	2.0	—	(4.6)	—	—
Thibaut, Inc
Senior secured term loan 12.0% cash due 6/19/19	6.5	0.4	0.1	—	—
4,747 shares of series A preferred stock	4.9	0.1	0.2	—	—
20,639 shares of common stock	0.8	—	0.8	—	—
THL Credit Logan JV LLC(5)
80% economic interest	16.7	—	(0.1)	—	—

Total Control Investments	$51.3	$0.8	$(0.8)	$—	$—

Affiliate Investments
THL Credit Greenway Fund LLC(6)
Investment in fund	—	0.9	—	—	—
THL Credit Greenway Fund II LLC(6)
Investment in fund	—	2.1	—	—	—

Total Affiliate Investments	$—	$3.0	$—	$—	$—

Total Control and Affiliate Investments	$51.3	$3.8	$(0.8)	$—	$—

	Year Ended December 31, 2013
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2013	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Affiliate Investments
THL Credit Greenway Fund LLC(6)
Investment in fund	—	1.7	—	—	—
THL Credit Greenway Fund II LLC(6)
Investment in fund	—	1.3	—	—	—

Total Affiliate Investments	$—	$3.0	$—	$—	$—

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2014. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories
(3)

C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14.3 million was converted to common and preferred equity.

(4)

On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18.4 million for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, we recognized a loss in the amount of $11.9 million and invested $4.6 million in the subordinated term loan of Dimont.

(5)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

(6)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2014 and 2013 (in millions).

	Years ended December 31,
	2014	2013
New portfolio investments	$239.2	$373.9
Existing portfolio investments:
Follow-on investments	88.7	28.6
Delayed draw and revolver investments	19.6	3.0

Total existing portfolio investments	108.3	31.6

Total portfolio investment activity	$347.5	$405.5

Number of new portfolio investments	17	24
Number of existing portfolio investments	13	13
First lien secured debt	$178.6	$203.5
Second lien debt	103.4	119.6
Subordinated debt	18.0	49.6
Investments in funds	2.3	1.1
Investment in Logan JV	16.8	—
Equity investments	19.9	2.2
CLO residual interestss	8.5	29.5

Total portfolio investments	$347.5	$405.5

Weighted average yield of new debt investments	11.1%	11.4%
Weighted average yield, including all new income-producing investments	11.1%	11.5%

The decrease in weighted average yield of new investments is related primarily to an increase in first and second lien investments. As of December 31, 2014, the first and second lien debt securities, based on fair value, have increased 33.6% since December 31, 2013.

For the years ended December 31, 2014 and 2013, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $204.7 million and $170.2 million, respectively.

The following are proceeds received from notable prepayments and sales of our investments (in millions):

For the year ended December 31, 2014

•	Sale of a second lien debt investment in Blue Coat Systems, Inc., resulting in proceeds of $15.3 million and included a realized gain of $0.6 million;

•	Repayment of a first lien secured debt investment in Cydcor LLC at par, resulting in proceeds of $13.2 million;

•	Sale of a first lien secured debt investment in Hostway Corporation, resulting in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of an investment in LCP Capital Fund LLC, resulting in proceeds of $8.4 million;

•	Repayment of a first lien secured debt investment in NCM Group Holdings, LLC, resulting in proceeds of $28.1 million, which included a prepayment premium of $1.3 million;

•	Repayment of a subordinated debt investment in SeaStar Solutions, resulting in proceeds of $16.8 million, which included a prepayment premium of $0.3 million;

•

Partial sale of $4.9 million, which included a nominal realized gain, and a $10.0 million repayment, which included a prepayment premium of $0.2 million, of a second lien debt investment in Surgery Center Holdings, Inc;

•	Repayment of a second lien debt investment in Tectum Holdings Inc. at par, resulting in proceeds of $12.0 million;

•	Repayment of a subordinated debt investment in Trinity Services Group Inc., resulting in proceeds of $23.5 million, which included a prepayment premium of $0.5 million;

•	Repayment of a second lien debt investment in TriMark USA, LLC, resulting in proceeds of $20.2 million, which included a prepayment premium of $0.2 million;

•	Repayment of a subordinated term loan in Express Courier International, Inc. at par, resulting in proceeds of $7.8 million;

•	Partial sale of a second lien debt investment in Expert Global Solutions, Inc., which resulted in proceeds of $5.1 million and included a realized loss of $0.3 million;

•	Sale of a CLO residual interest in Octagon Income Note XIV, Ltd, which resulted in proceeds of $7.7 million and included a realized gain of $0.2 million;

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $9.5 million and included a realized gain of $0.1 million.

For the year ended December 31, 2013

•	Repayment of a first lien secured debt investment in Firebirds International, LLC, resulting in proceeds of $8.3 million, which included a $0.1 million prepayment premium;

•	Repayment of a second lien debt investment in YP Intermediate Holdings Corp. at par, resulting in proceeds of $3.4 million;

•	Repayment of a second lien debt investment in AIM Media Texas Operating, LLC resulting in proceeds of $10.2 million, which included a $0.3 million prepayment premium;

•	Sale of a participation in second lien debt investment in Allen Edmonds Corporation, resulting in proceeds of $9.8 million;

•

Sale of debt investments in Gold, Inc., Embarcadero Technologies, Inc., Holland Intermediate Acquisition Corp., Ingenio Acquisition LLC, Connecture, Inc., Tri Starr Management Services, Inc. and Wingspan Portfolio Holdings, Inc. to Greenway II, at fair value, resulting in proceeds of $19.5 million;

•	Sale of a subordinated debt investment in Gold, Inc., resulting in proceeds of $14.2 million

•	Sale of a subordinated debt investment in Wingspan Portfolio Holdings, Inc., resulting in proceeds of $4.9 million;

•	Sale of a first lien secured debt investment in Holland Intermediate Acquisition Corp., resulting in proceeds of $4.9 million;

•

Repayment of an initial first lien secured debt investment in Cydcor LLC at par, resulting in proceeds of $14.3 million, which were subsequently reinvested in a $14.3 million first lien secured debt investment;

•

Repayment of a subordinated debt investment in Food Processing Holdings, LLC at par, resulting in proceeds of $14.2 million, which were subsequently reinvested in $21.8 million first lien secured debt investment;

•

Repayment of a subordinated debt investment in IMDS Corporation at par, resulting in $12.7 million in proceeds and $1.8 million in escrowed funds. Escrowed funds were ultimately not collected and we recognized a realized loss for the year ended December 31, 2014;

•	Sale of a second lien term loan in Oasis Legal Finance Holdings Company LLC, resulting in proceeds of $9.8 million;

•	Repayment of a second lien debt investment in Pinnacle Operating Corporation, resulting in proceeds of $10.3 million, which included a $0.3 million prepayment premium; and

•

Repayment of a subordinated debt investment in Surgery Center Holdings, Inc., resulting in proceeds of $19.3 million, which included a $0.6 million prepayment premium. Proceeds of $14.6 million were subsequently reinvested in a second lien debt investment.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. The frequency of volume of any prepayments may fluctuate significantly from period to period. The level of prepayment and sales activity increased between the years ended December 31, 2014 and 2013 as the result of portfolio company refinancings, reflecting the tightening interest rate environment.

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

THL Credit Logan JV LLC

On December 3, 2014, we entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of us and Perspecta.

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As of December 31, 2014, Logan JV had equity commitments totaling $150.0 million, of which we committed $120.0 million and Perspecta committed $30.0 million. Equity contributions are called from each member pro-rata, based on their equity commitments. As of December 31, 2014, Logan JV had received $8.0 million in aggregate capital of which we funded $6.4 million. As of December 31, 2014 Logan JV had called but not yet received an additional $13.0 million in aggregate capital of which our pro-rata share is $10.4 million and which is record as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129.0 million, of which our share is $103.2 million and Perspecta’s share is $25.8 million, respectively.

We have determined that Logan JV is an investment company under ASC 946 and as such we will not consolidate our non-controlling interest in Logan JV.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. The Logan JV Credit Facility can be increased to $200.0 million subject to certain conditions. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of December 31, 2014, Logan JV had total investments at fair value of $30.7 million. As of December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 22 different borrowers. As of December 31, 2014, none of these loans was on non-accrual status. Additionally, as of December 31, 2014, Logan JV had commitments to fund a delayed draw loan to one portfolio company totaling $0.2 million. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2014:

As of December 31, 2014
(Dollars in thousands)
First lien secured debt(1)	$30,237
Second lien debt(1)	1,000

Total debt investments	$31,237

Weighted average yield on senior secured loans(2)	6.70%
Weighted average yield on second lien loans(2)	10.0%
Number of borrowers in Logan JV	22
Largest loan to a single borrower(1)	$2,500
Total of five largest loans to borrowers(1)	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/05/14	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/14	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/14	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR +5.5%)	12/18/14	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/14	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/14	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/14	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/14	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/14	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/14	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/14	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/05/14	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/14	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/14	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/14	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/14	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/14	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR +6%)	12/22/14	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/14	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/14	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/14	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR +5%)	12/10/14	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/14	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/14	12/17/22	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of December 31, 2014 and for the period from December 3, 2014 (commencement of operations) to December 31, 2014:

Selected Balance Sheet Information

As of December 31, 2014
(Dollars in thousands)
Investments at fair value (cost of $30,697)	$30,678
Capital contributions receivable	13,000
Cash	3,898
Other assets	898

Total assets	$48,474

Payable for investments purchased	$26,732
Other liabilities	813

Total liabilities	$27,545

Net assets	$20,929

Total liabilities and net assets	$48,474

Selected Statement of Operations Information

For the period from December 3, 2014 (commencement of operations) through December 31, 2014
(Dollars in thousands)
Total revenues	$27
Total expenses	79
Net change in unrealized appreciation (depreciation) on investments	(19)

Net decrease in net assets	$(71)

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to CLOs, THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., THL Credit Wind River 2014-3 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-

by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of December 31, 2014 and December 31, 2013, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the December 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. As of December 31, 2014, distributions representing 94.6% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through December 31, 2014 totaled $141.9 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2014, 2013 and 2012, the Company earned $0.9 million, $1.6 million and $2.6 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, $0.3 million and $0.2 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of

December 31, 2014, $159.5 million of commitments have been called. The Company’s capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the December 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of December 31, 2014, distributions representing 12.4% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through December 31, 2014 totaled $23.3 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2014 and 2013, we earned $2.1 million and $1.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2014 and 2013, $0.7 million and $0.8 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19.5 million, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2014 and 2013, we recognized $0.2 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2014 and 2013, $0.6 million and $0.8 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

CLO Residual Interests

As of December 31, 2014 and 2013, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of December 31, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$8.2	$8.2	$9.2	$9.1
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	8.0	8.2	9.1	9.3
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	4.1	4.3	4.4	4.4
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470.9	8.5	8.5	—	—
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.4	5.7	6.1	6.2
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625.9	—	—	8.5	8.6

		Total CLO residual interestss		$34.2	$34.9	$37.3	$37.6

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

For the years ended December 2014, 2013 and 2012, we recognized interest income totaling $4.7 million, $3.5 million, and $0.1, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11.9 million and $13.5 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2013 was $12.2 million and $13.8 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized interest income totaling $2.1 million, $2.0 million, and $1.2 million, respectively, related to the TRA.

Asset Quality

We employ the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, THL Credit has developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

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

For any investment receiving a score of a 3 or lower THL Credit Advisors will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.07 and 2.13 at December 31, 2014 and December 31, 2013, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2014 and 2013 (in millions):

	December 31, 2014		December 31, 2013
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$72.1	9.2%	$58.9	9.1%
2(b)	569.5	72.7%	484.5	74.7%
3(c)	136.0	17.3%	72.9	11.2%
4(d)	6.6	0.8%	32.6	5.0%
5	—	—	—	—

Total	$784.2	100.0%	$648.9	100.0%

(a)	As of December 31, 2014 and December 31, 2013, Investment Score “1” included no loans to companies in which we also hold equity securities.
(b)	As of December 31, 2014 and December 31, 2013, Investment Score “2” included $126.0 million and $62.4 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2014 and December 31, 2013, Investment Score “3” included $24.7 million and $14.5 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2014 and December 31, 2013, Investment Score “4” included $4.6 million and $10.2 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2014, we had no loans on non-accrual. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Years Ended December 31, 2014, 2013 and 2012

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and residual interests, or equity, of collateralized loan obligations, or CLOs. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years ended December 31,
	2014	2013	2012
Interest income on debt securities
Cash interest	$67.4	$51.7	$36.7
PIK interest	2.3	3.2	4.1
Prepayment premiums	2.5	1.3	2.6
Net accretion of discounts and other fees	4.4	4.1	3.6

Total interest on debt securities	76.6	60.3	47.0
Dividend income	3.1	4.1	0.4
Interest income on other income-producing securities	7.2	6.5	2.8
Fees related to Greenway and Greenway II	3.0	3.0	2.6
Other income	2.0	0.8	0.3

Total	$91.9	$74.7	$53.1

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio and related interest income as well as other income.

The following shows a rollforward of PIK income activity for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years ended December 31,
	2014	2013	2012
Accumulated PIK balance, beginning of year	$6.1	$5.8	$3.5
PIK income capitalized/receivable	2.3	3.2	4.1
PIK received in cash from repayments	(1.4)	(2.9)	(1.8)

Accumulated PIK balance, end of year	$7.0	$6.1	$5.8

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2014, 2013 and 2012.

Expenses

Our primary operating expenses include the payment of base management fees, an incentive fee, borrowing expenses related to our credit facilities, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration and investment management agreements (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

The following shows the breakdown of expenses for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years ended December 31,
	2014	2013	2012
Expenses
Incentive fees(a)	$11.2	$10.7	$7.0
Base management fees	11.1	7.5	4.9
Administrator expenses	3.8	3.6	3.2
Credit facility interest and fees(b)	11.1	7.1	4.1
Other expenses	5.5	3.9	3.1

Total expenses before taxes	42.7	32.8	22.3
Income tax provision and excise tax(c)	1.0	0.5	0.6

Total expenses after taxes	$43.7	$33.3	$22.9

(a)

For the years ended December 31, 2014, 2013 and 2012, incentive fees include the effect of the GAAP Incentive Fee (reversal) expense of ($0.7) million, $0.3 million and $(0.5) million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.

(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(c)

Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees related to the growth of the portfolio and credit facility expenses, which was a result of an increase in the credit facility commitments and borrowings outstanding. The increase to other expenses was due to an increase in professional fees and other operating costs related to the growth and maturity of the portfolio. Professional fees for the year ended December 31, 2014 included $0.7 million related to recently restructured investments.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $48.2 million, or $1.42 per common share based on a weighted average of 33,905,202 common shares outstanding for the year ended December 31, 2014, as compared to $41.4 million, or $1.37 per common share based on a weighted average of 30,286,955 common shares outstanding for the year ended December 31, 2013 and, as compared to $30.2 million, or $1.38 per common share based on a weighted average of 21,852,197 common shares outstanding for the year ended December 31, 2012.

The increase in net investment income for the respective periods is primarily attributable to the growth in the overall investment portfolio and related interest income.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the years ended December 31,
	2014	2013	2012
Escrow receivable settlement(a)	$(1.0)	$—	$—
BBB Industries, Inc.	0.1	—	—
Blue Coat Systems, Inc.	0.6	—	—
Expert Global Solutions, Inc.	(0.3)	—	—
C&K Market, Inc.(b)	(1.0)	—	—
Jefferson Management Holdings, LLC	(0.5)	—	—
Octagon Income Note XIV, Ltd.	0.2	—	—
Surgery Center Holdings, Inc.	0.7	0.7	—
YP Equity Investors, LLC(c)	—	2.0	—
Wingspan Portfolio Holdings, Inc.(d)	(11.9)	—	—
Other	0.2	(0.1)	0.4

Net realized (losses)/gains	$(12.9)	$2.6	$0.4

(a)

Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, we reversed $0.3 million of previously accelerated amortization income against interest income recognized for the year ended December 31, 2014.

(b)

On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14.3 million were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a realized loss in the amount of $1.0 million, which was offset by a corresponding change in unrealized appreciation.

(c)

For the year ended December 31, 2014, an offsetting tax provision of $0.2 million was recorded in the Consolidated Statements of Operations. For the years ending December 31, 2013 and 2012 there was no tax provision. These amounts reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

(d)

On October 20, 2014, the cost basis of the subordinated note totaling $18.4 million was converted to common equity as part of a restructuring of the business. In connection with the extinguishment and conversion to equity of an affiliate, Dimont & Associates, Inc., the Company recognized a realized loss in the amount of $11.9 million, which was offset by a corresponding change in unrealized appreciation.

The change in realized (losses) and gains for the years ended December 31, 2014 and 2013 is primarily attributable to realized losses recognized on C&K Market Inc. and Wingspan Portfolio Holdings, Inc. as a result of converting subordinated debt and warrants into controlling equity ownership interests as part of a restructuring of each business as well as the loss on the IMDS Corporation escrow.

The change in realized (losses) and gains for the years ended December 31, 2013 and 2012 is primarily attributable to distributions from equity investments in Surgery Center Holdings, Inc. and YP Equity Investors, LLC.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2014, 2013 and 2012 (in millions):

	Years ended December 31,
	2014	2013	2012
Gross unrealized appreciation on investments	$13.3	$9.1	$4.5
Gross unrealized depreciation on investments	(17.0)	(8.8)	(2.8)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	5.9	—	(2.9)

Total	$2.2	$0.3	$(1.2)

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions, financial performance of certain portfolio companies, and the reversal of unrealized depreciation (appreciation) of investments repaid or converted into equity in connection with a restructuring and related debt extinguishment.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2014, 2013 and 2012, the Company recognized a provision for tax on unrealized gains on investments of $0.2 million, $2.0 million and $0.5 million for consolidated subsidiaries, respectively. As of December 31, 2014 and December 31, 2013, $2.6 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation of the investments held in these taxable consolidated subsidiaries as well as the change in the 2013 estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the years ended December 31, 2014, 2013 and 2012, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.1 million, $0.8 million and ($1.1) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the years ended December 31, 2014, 2013 and 2012, we realized a loss of $0.5 million, $0.4 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $36.8 million, or $1.08 per common share based on a weighted average of 33,905,202 common shares for the year ended December 31, 2014, as compared to $42.7 million, or $1.41 per common share based on a weighted average of 30,286,955 common shares for the year ended December 31, 2013, as compared to $27.6 million, or $1.26 per common share based on a weighted average of 21,852,197 common shares outstanding for the year ended December 31, 2012.

The decrease in net assets resulting from operations between the years ended December 31, 2014 and 2013 is due primarily to the growth in net investment income offset by net realized and unrealized losses in the portfolio. The increase in net assets from operations between the years ended December 31, 2013 and 2012 is due to the continued growth in net investment income, which is a result of growing our portfolio, dividends and realized gains from certain equity investments, the provision for taxes on unrealized gains on investments as well as changes in the unrealized value of our interest rate derivative.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2014 Annual Stockholder Meeting held on June 3, 2014, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

In November 2014, the Company closed a public debt offering selling $50.0 million of Notes due 2021, or the Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48.5 million.

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brings the aggregate size to $410.0 million of commitments. We borrowed $321.3 million under our Revolving Facility and $13.5 million under our Term Loan Facility for the year ended December 31, 2014 and repaid $244.2 million on our Revolving Facility from proceeds received from the Term Loan Facility, the Notes, investment, prepayments and sales and investment income. We borrowed $410.7 million under our Revolving Facility and $43.0 million under our Term Loan Facility for the year ended December 31, 2013 and repaid $299.4 million on our Revolving Facility from proceeds received from an equity offering, Term Loan Facility and investment income.

Our operating activities used cash of $95.9 million, $210.5 million, and $95.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, primarily in connection with the purchase and sales of portfolio investments. For the year ended December 31, 2014, our financing activities provided cash of $90.6 million from our net borrowings as well as $50.0 million from the Notes and used $46.1 million for distributions to stockholders and $3.7 million for the payment of financing and offering costs. For the year ended December 31, 2013, our financing activities provided cash of $265.3 million from our common stock offering and net borrowings and used cash of $44.7 million for distributions to stockholders and $7.0 million for the payment of financing and offering costs. For the year ended December 31, 2012, our financing activities provided cash of $130.9 million from our common stock offering and net borrowings and used cash of $29.4 million for distributions to stockholders and $6.8 million for the payment of financing and offering costs.

As of December 31, 2014 and December 31, 2013, we had cash of $2.7 million and $7.8 million, respectively. We had no cash equivalents as of December 31, 2014 and December 31, 2013.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

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

For the year ended December 31, 2014, we borrowed $334.8 million and repaid $244.2 million under the Facilities. For the year ended December 31, 2013, we borrowed $453.7 million and repaid $299.4 million under the Facilities. For the year ended December 31, 2012, we borrowed $189.9 million and repaid $144.9 million under the Facilities.

The following shows a summary of our Revolving Facility and Term Loan Facility as of December 31, 2014 and 2013 (in millions):

As of December 31, 2014

in millions
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$188.4	2.69%
Term Loan Facility	106.5	106.5	3.44%

Total	$410.0	$294.9	2.96%

As of December 31, 2013 in millions
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232.0	$111.3	3.19%
Term Loan Facility	93.0	93.0	4.17%

Total	$325.0	$204.3	3.63%

As of December 31, 2014 and December 31, 2013, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2014 and December 31, 2013, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $9.8 million, $5.6 million and $3.1 million were incurred in connection with the Facilities during the years ended December 31, 2014, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2014 is in excess of 200%.

Notes

On November 18, 2014, we closed a public offering of $50.0 million in aggregate principal amount of 6.75% notes, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

The Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our Revolving Facility and Term Loan Facility; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

The Base Indenture, as supplemented by the First Supplemental Indenture, contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture, as supplemented by the First Supplemental Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period.

As of December 31, 2014, the carrying amount and fair value of our Notes was $50.0 million and $51.6 million, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, we incurred $2.1 million of fees and expenses. These amounts were capitalized and are being amortized using the effective interest method over the term of the Notes. For the year ended December 31, 2014, we amortized approximately $0.04 million of deferred financing costs, which is included under amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2014, we had approximately $2.1 million of remaining deferred financing costs on the Notes, which is included under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the year ending December 31, 2014, we incurred interest expense on the Notes of approximately $0.4 million. This interest expense was paid on December 30, 2014.

As of December 31, 2014, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three-month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

For the years ended December 31, 2014, 2013 and 2012, we recognized $0.5 million, $0.4 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the years ended December 31, 2014, 2013 and 2012, we recognized $0.1 million, $0.8 million and $(1.1) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, our fair value of the swap agreement is $(0.2) million and $(0.3) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Contractual Obligations and Off-Balance Sheet Arrangements

From time to time, we, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of our rights under contracts with our portfolio companies. Neither we, nor the Advisor, are currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected in our Consolidated Statements of Assets and Liabilities. Our unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We intend to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. Funding to Logan JV will only be made pursuant to unanimous approval from its board of directors, which is composed of a representative from each of us and Perspecta.

As of December 31, 2014 and December 31, 2013, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2014	December 31, 2013
Unfunded delayed draw facilities	$29.8	$9.5
Unfunded revolving commitments	4.5	9.2
Unfunded commitments to investments in funds	1.9	4.0
Unfunded commitments to Logan JV	113.6	—

Total unfunded commitments	$149.8	$22.7

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any: :

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly dividends. Our ability to pay dividends could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2014 represented $44.2 million from ordinary income, $1.9 million from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2013 represented $43.0 million from ordinary income, $0.3 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2014 and 2013 were $1.3 million and $0.2 million, respectively.

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

The following table shows our contractual obligations as of December 31, 2014 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 –3 years	3 – 5 years	After 5 years
Term Loan Facility	$106.5	—	—	$106.5	—
Note Payable	$50.0	—	—	—	$50.0

(1)	Excludes commitments to extend credit to our portfolio companies.

We entered into an interest rate derivative to manage interest rate risk. We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss). Further discussion of the interest rate derivative is included in Note 1 “Significant Accounting Policies” and Note 8 “Interest Rate Derivative” in the “Notes to Consolidated Financial Statements”.

Related Party Transactions

Investment Management Agreement

On March 6, 2015, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2014, 2013 and 2012, we incurred base management fees payable to the Advisor of $11.1 million, $7.5 million and $4.9 million, respectively. As of December 31, 2014 and December 31, 2013, $2.8 million and $2.2 million, respectively, was payable to the Advisor.

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

For the years ended December 31, 2014, 2013 and 2012, we incurred $11.9 million, $10.4 million and $7.4 million, respectively, of incentive fees related to ordinary income. As of December 31, 2014 and December 31, 2013, $3.1 million and $2.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2014 and 2013, $1.1 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2014 and December 31, 2013.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2014, 2013 and 2012, we incurred (reversed) ($0.7) million, $0.3 million and $(0.5) million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2014, 2013 and 2012, we incurred administrator expenses of $3.8 million, $3.6 million and $3.2 million, respectively. As of December 31, 2014 and December 31, 2013, $0.0 million and $0.2 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. There were no amounts due to affiliate as of December 31, 2014. As of December 31, 2013, $0.01 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and 2013, we overpaid $0.1 million and $0 of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of December 31, 2014 and 2013, $1.0 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and 2013, $0.0 million and $0.5 million was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of December 31, 2014, $0.04 million of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2014, we had no loans on non-accrual status. As of December 31, 2013, we had two loans on non-accrual with an amortized cost basis of $21.0 million and fair value of $16.8 million.

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

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, fees related to the management of certain controlled equity investments, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by us in accordance with the terms of the applicable management or credit agreement.

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

Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the years ended December 31, 2014, 2013, and 2012, we incurred excise tax expense of $0.3 million, $0.2 million, and $0.1 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2014, 2013 and 2012 (in millions):

	For the years ended December 31,
	2014	2013	2012
Current income tax provision:
Current income tax provision	$0.7	$0.3	$0.5
Current provision for taxes on realized gain on investments	0.2	—	—
Deferred income tax provision:
Provision for taxes on unrealized gain on investments	0.2	2.0	0.5

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2014 and December 31, 2013, $0.2 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0.0 and $0.1 million, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and December 31, 2013, $2.6 million and $2.4 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of December 31, 2014 and December 31, 2013, $0.3 million and $0.0 million, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

Recent Developments

From January 1, 2015 through March 10, 2015, we made follow-on investments totaling $15.3 million in the industrials, transportation and financial services industries. Of the follow-on investments, 47.9% were floating rate first lien secured debt investments and 52.1% were an investment in funds. The follow-on debt investments had a weighted average yield based upon cost at the time of the investment of 10.4%.

From January 1, 2015 through March 10, 2015, THL Credit sold $10.0 million of a first lien secured term loan in Charming Charlie, LLC and $3.0 million of a second lien term loan in BBB Industries and recognized a nominal gain.

On February 12, 2015, we received proceeds of $16.9 million from the prepayment of a subordinated term loan in The Studer Group, LLC at par.

On February 24, 2015, we received proceeds of $16.2 million from the prepayment of a subordinated term loan in Country Pure Foods, LLC at par.

On March 6, 2015, our investment management agreement was re-approved by the Company’s board of directors.

On March 6, 2015, our board of directors declared a dividend of $0.34 per share payable on March 31, 2015 to stockholders of record at the close of business on March 20, 2015.

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. We will provide our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Unless extended by our board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice.

On March 6, 2015, upon the recommendation of the Governance Committee, our Board of Directors approved the appointment of Sam W. Tillinghast and Christopher J. Flynn as directors of the Company, with immediate effect. See Item 9B, Other Information for additional detail.

As of March 10, 2015, Logan JV has $49.9 million of investments in 37 companies with a weighted average yield, based upon cost at the time of the investment, of 7.0%.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2014, 27.8%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our December 31, 2014 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$10.1	$7.3	$2.8
Up 200 basis points	$5.3	$4.9	$0.4
Up 100 basis points	$0.7	$2.4	$(1.7)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the year ended December 31, 2014 for more information on the incentive fee.

Based upon the current three month LIBOR rate, a hypothetical decrease in LIBOR would not affect our net income, due to the aforementioned floors in place on our debt investments. Based upon the current one month LIBOR rates, a hypothetical decrease in LIBOR would not affect interest expense, due to the current rates being lower than 100 basis points. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR on a notional amount of $50 million. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries (together the “Company”) at December 31, 2014 and 2013, and the results of their operations, their changes in net assets, and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at December 31, 2014 by correspondence with the issuer, the custodian, transfer agent or broker, and the application of alternative auditing procedures where replies had not been received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2015

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2014	December 31, 2013
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $726,811 and $645,911, respectively)	$732,862	$648,860
Controlled investments (cost of $52,208 and $0, respectively)	51,349	—
Non-controlled, affiliated investments (cost of $9 and $7, respectively)	9	7

Total investments at fair value (cost of $779,028 and $645,918, respectively)	$784,220	$648,867
Cash	2,656	7,829
Receivable for investments sold	9,538	—
Deferred financing costs	7,021	4,604
Interest receivable	6,221	7,225
Due from affiliate	1,216	1,025
Prepaid expenses and other assets	684	441
Other deferred assets	600	825
Receivable for paydown of investments	329	275
Escrow receivable	—	1,800

Total assets	$812,485	$672,891

Liabilities:
Loans payable	$294,851	$204,300
Notes payable	50,000	—
Payable for investment purchased	10,400	4,400
Accrued incentive fees	4,175	3,421
Base management fees payable	2,810	2,243
Deferred tax liability	2,565	2,414
Accrued expenses	1,856	1,617
Other deferred liabilities	1,418	—
Accrued credit facility fees and interest	576	567
Interest rate derivative	213	284
Due to affiliate	—	474
Accrued administrator expenses	—	158
Income taxes payable	—	71

Total liabilities	368,864	219,949
Commitments and contingencies (Note 9)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	34	34
Paid-in capital in excess of par	448,726	450,043
Net unrealized appreciation on investments, net of provision for taxes of $2,565 and $2,414, respectively	2,627	535
Net unrealized depreciation on interest rate derivative	(213)	(284)
Accumulated undistributed net realized (losses) gains	(13,360)	2,023
Accumulated undistributed net investment income	5,807	591

Total net assets	443,621	452,942

Total liabilities and net assets	$812,485	$672,891

Net asset value per share	$13.08	$13.36

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$83,155	$66,787	$49,808
Dividend income	3,125	4,074	456
Other income	1,891	790	269
From non-controlled, affiliated investments:
Other income	2,997	2,999	2,592
From controlled investments:
Interest income	610	—	—
Other income	150	—	—

Total investment income	91,928	74,650	53,125
Expenses:
Incentive fees	11,184	10,682	7,017
Base management fees	11,142	7,521	4,943
Credit facility interest and fees	9,781	5,623	3,138
Administrator expenses	3,780	3,608	3,225
Other general and administrative expenses	2,738	1,977	1,344
Professional fees	2,096	1,288	1,200
Amortization of deferred financing costs	1,351	1,470	968
Directors’ fees	626	581	517

Total expenses	42,698	32,750	22,352
Income tax provision and excise tax	1,040	511	581

Net investment income	48,190	41,389	30,192
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on non-controlled, non-affiliated investments	(12,855)	2,604	353
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	3,102	309	(1,240)
Controlled, non-affiliated investments	(859)	—	—
Non-controlled, affiliated investments	—	—	(1)

Net change in unrealized appreciation on investments	2,243	309	(1,241)

Net realized and unrealized (loss) gain from investments	(10,612)	2,913	(888)
Provision for taxes on realized gain on investments	(249)	—	—
Provision for taxes on unrealized gain on investments	(151)	(1,960)	(454)
Interest rate derivative periodic interest payments, net	(458)	(433)	(180)
Net change in unrealized appreciation (depreciation) on interest rate derivative	71	769	(1,053)

Net increase in net assets resulting from operations	$36,791	$42,678	$27,617

Net investment income per common share:
Basic and diluted	$1.42	$1.37	$1.38
Net increase in net assets resulting from operations per common share:
Basic and diluted	$1.08	$1.41	$1.26
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	30,287	21,852

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the years ended December 31,
	2014	2013	2012
Increase in net assets from operations:
Net investment income	$48,190	$41,389	$30,192
Interest rate derivative periodic interest payments, net	(458)	(433)	(180)
Net realized (loss) gain on investments	(12,855)	2,604	353
Income tax provision, realized gain	(249)	—	—
Net change in unrealized appreciation (depreciation) on investments	2,243	309	(1,241)
Provision for taxes on unrealized gain on investments	(151)	(1,960)	(454)
Net change in unrealized appreciation (depreciation) on interest rate derivative	71	769	(1,053)

Net increase in net assets resulting from operations	36,791	42,678	27,617
Distributions to stockholders
Distributions to stockholders from net investment income	(44,191)	(42,999)	(28,493)
Distributions to stockholders from net realized gain	(1,921)	(400)	(918)

Total distributions to stockholders	(46,112)	(43,399)	(29,411)
Capital share transactions:
Issuance of common stock	—	110,966	85,879
Less offering costs	—	(4,787)	(4,218)

Net increase in net assets from capital share transactions	—	106,179	81,661

Total (decrease) increase in net assets	(9,321)	105,458	79,867
Net assets at beginning of year	452,942	347,484	267,617

Net assets at end of year	$443,621	$452,942	$347,484

Common shares outstanding at end of year	33,905	33,905	26,315

Capital share activity:
Shares sold	—	7,590	6,095

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net increase in net assets resulting from operations	$36,791	$42,678	$27,617
Adjustments to reconcile net increase in net assets resulting from operations to net cash used for operating activities:
Net change in unrealized (depreciation) appreciation on investments	(2,243)	(309)	1,241
Net change in unrealized depreciation (appreciation) on interest rate derivative	(71)	(769)	1,053
Net realized loss on investments	12,874	—	—
Increase in investments due to PIK	(2,309)	(3,250)	(4,027)
Amortization of deferred financing costs	1,351	1,470	968
Accretion of discounts on investments and other fees	(4,795)	(4,397)	(3,615)
Changes in operating assets and liabilities:
Purchases of investments, net of payable for investment purchased	(352,970)	(411,135)	(298,493)
Proceeds from sale and paydown of investments, net of receivable for investments sold	210,500	168,824	177,671
Decrease (increase) in interest receivable	1,004	(4,631)	(1,154)
Decrease (increase) in escrow receivable	1,800	(1,800)	—
Decrease (increase) in other deferred expenses	225	(825)	—
Increase (decrease) in due from affiliate	(191)	(605)	91
Increase (decrease) in prepaid expenses and other assets	(243)	(307)	108
Increase in accrued expenses	168	878	216
Increase in accrued credit facility fees and interest	9	452	110
(Decrease) increase in income taxes payable	(71)	71	—
Increase in deferred tax liability	151	1,960	454
Increase in base management fees payable	567	729	501
Decrease in accrued administrator expenses	(158)	(146)	(34)
Increase in other deferred liabilities	1,418	—	—
Increase in accrued incentive fees payable	754	142	589
(Decrease) increase in due to affiliate	(474)	474	(21)
Increase in dividend payable	—	—	1,316

Net cash used in operating activities	(95,913)	(210,496)	(95,409)
Cash flows from financing activities
Borrowings under credit facility	334,800	453,700	189,900
Repayments under credit facility	(244,249)	(299,400)	(144,900)
Issuance of notes	50,000	—	—
Issuance of shares of common stock	—	110,966	85,879
Distributions paid to stockholders	(46,112)	(44,715)	(29,411)
Financing and offering costs paid	(3,699)	(7,045)	(6,813)

Net cash provided by financing activities	90,740	213,506	94,655

Net (decrease) increase in cash	(5,173)	3,010	(754)
Cash, beginning of year	7,829	4,819	5,573

Cash, end of year	$2,656	$7,829	$4,819

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$7,937	$3,770	$1,499
Income taxes paid	$1,076	$646	$457
PIK income earned	$2,316	$3,179	$4,124

Non-cash Operating Activities:

For the year ended December 31, 2014, the Company converted the cost basis of a subordinated note, certain interest due and warrants of C&K Markets, Inc. totaling $14,272 to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a realized loss of $1,000.

For the year ended December 31, 2014, the Company converted the cost basis of a subordinated note of Wingspan Portfolio Holdings, Inc. as part of a restructuring of the business totaling $18,447 to the common equity of an affiliate, Dimont & Associates, Inc. In connection with the extinguishment and conversion to equity, the Company recognized a realized loss of $11,878.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—170.46% of net asset value

First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/31/2019	$31,600	$31,275	$31,600
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	4,000	3,939	3,980
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	2,600	2,563	2,587
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,928	9,524	9,630
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,611	8,457	8,525
BeneSys Inc.(7)(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(10)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/31/2019	26,798	26,446	26,459
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,625	19,934	20,212
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2015	15,461	15,447	14,687
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	13,000	12,745	12,745
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	246	249	244
Embarcadero Technologies, Inc.	IT services	10.7%(6)	2/15/2013	12/28/2017	9,300	9,208	9,300
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR +9.5%)	10/31/2013	10/31/2018	22,202	21,842	22,202
Harrison Gypsum, LLC	Industrials	10.0% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	25,963	25,699	25,444
Hart InterCivic, Inc.	IT services	12.3% (LIBOR + 9.8% Cash + 1.0% PIK)	7/1/2011	7/1/2016	8,556	8,496	8,342
Hart InterCivic, Inc.(7)	IT services	11.3% (LIBOR + 9.8% Cash)	7/1/2011	7/1/2016	3,000	2,982	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.6%(6)	8/31/2012	8/30/2017	8,558	8,403	8,173
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,841	23,500
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	38,286	37,479	37,425
Ingenio Acquisition, LLC	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	5/9/2013	3/14/2019	9,108	8,971	9,108

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,849	12,651	12,849
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,823	2,874
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	—	(21)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(54)	—
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	19,308	18,899	18,899
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	—	—	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	8,828	8,686	7,990
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	4,000	4,000	3,620
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	7/16/2014	9/28/2017	3,500	3,439	3,168
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	26,597	26,376	24,735
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,044	3,036	2,892
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	20,124	19,667	19,822
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,629	9,510	9,533
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	3,763	3,763	3,726

			Subtotal first lien secured debt		$396,753	$390,265	$387,271

Second lien debt
Aerogroup International Inc.	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	$13,648	$13,397	$13,102
Aerogroup International Inc.(7)(8)	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	—	(45)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	17,000	16,683	16,683
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,210	7,223
BBB Industries US Holding, Inc.	Manufacturing	9.75% (LIBOR + 8.75%)	10/7/2014	11/18/2022	7,500	7,059	7,144
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,609	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,849	12,576

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	—	143
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,785	11,880
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,035	13,312
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,292	11,426
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,656	20,453
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,898	10,010
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,577	11,509
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,886	11,000

			Subtotal second lien secured debt		$171,433	$168,891	$168,510

Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$5,444	$5,391	$5,431
Country Pure Foods, LLC	Food & beverage	13.0%	8/13/2010	2/13/2017	16,181	16,181	16,181
Dr. Fresh, LLC	Consumer products	12.0% and 2.0% PIK(10)	5/15/2012	11/15/2017	14,743	14,565	14,448
Gold, Inc.	Consumer products	12.0%	12/31/2012	6/30/2019	16,788	16,788	16,620
Martex Fiber Southern Corp.	Industrials	12.0% and 1.5% PIK(10)	4/30/2012	10/31/2019	9,026	8,928	8,394
Sheplers, Inc.	Retail & grocery	17.0% (10.0% Cash + 7.0% PIK)(11)	12/20/11	12/20/2017	2,040	2,020	2,040
The Studer Group, L.L.C.	Healthcare	12.0%	9/29/2011	1/31/2019	16,910	16,910	16,910
Tri Starr Management Services, Inc.	IT services	15.8% (12.5% Cash + 3.3% PIK)(10)	3/4/2013	3/4/2019	18,918	18,637	16,080

			Subtotal subordinated debt		$100,050	$99,420	$96,104

Equity investments(13)
A10 Capital, LLC(12)(14)(23)	Financial services		8/25/2014		2,967	$9,837	$9,837
Aerogroup International Inc.(24)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(25)	Consumer products		6/9/2014		28,180	1,108	467
AIM Media Texas Operating, LLC(12)(15)(24)	Media, entertainment and leisure		6/21/2012		0.763636	764	857

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Airborne Tactical Advantage Company, LLC(24)	Aerospace & defense		9/7/2011		511,812	113	9
Airborne Tactical Advantage Company, LLC(23)	Aerospace & defense		9/17/2013		225,000	169	204
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		619	619	779
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		501	175	302
Firebirds International, LLC(24)	Restaurants		5/17/2011		1,906	191	300
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		162.44	163	226
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		406.09	408	642
Hostway Corporation(24)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(24)	IT services		12/27/2013		1,800	1,800	2,111
Igloo Products Corp.(12) (24)	Consumer products		4/30/2014		2,406	2,407	2,241
OEM Group, Inc.(24)(25)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(12)(24)	Healthcare		4/20/2013		469,673	—	6,200
Wheels Up Partners, LLC(12)(15)(24)	Transportation		1/31/2014		1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(24)	Media, entertainment and leisure		5/8/2012		—	—	4,000

			Subtotal equity			$18,965	$29,175

CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	12.8%	3/27/2013		—	$8,172	$8,216
Dryden CLO, Ltd.(5)(16)	Structured Products	13.8%	9/12/2013		—	8,040	8,244
Flagship VII, Ltd.(5)(16)	Structured Products	13.8%	12/18/2013		—	4,105	4,305
Flagship VIII, Ltd.(5)(16)	Structured Products	12.8%	10/3/2014		—	8,450	8,450
Sheridan Square CLO, Ltd(5)(16)	Structured Products	14.5%	3/12/2013		—	5,446	5,720

			Subtotal CLO residual interests			$34,213	$34,935

Investment in payment rights
Duff & Phelps Corporation(9)(16)	Financial services	16.8%	6/1/2012		—	$11,877	$13,488

			Subtotal investment in payment rights			$11,877	$13,488

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value

Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013		$2,314	$2,314	$2,316
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012		1,251	866	1,063

			Subtotal investments in funds		$3,565	$3,180	$3,379

Total non-controlled/non-affiliated investments —170.46% of net asset value					$671,801	$726,811	$732,862

Controlled investments —6.32% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	12.0%	6/19/2014		$6,520	$6,445	$6,520

Subtotal first lien secured debt					$6,520	$6,445	$6,520
Subordinated debt
Dimont & Associates, Inc.(18)(20)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,473	$4,556

Subtotal subordinated debt					$4,556	$4,473	$4,556
Equity investments
C&K Market, Inc.(18)(19)(24)	Retail & grocery		11/3/2010		1,967,367	$2,271	$6,036
C&K Market, Inc.(18)(19)(23)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(20)(24)	Financial services		10/20/2014		50,004	6,569	2,000
Thibaut, Inc(12)(13)(18)(21)(23)	Consumer products		6/19/2014		4,747	4,694	4,874
Thibaut, Inc(12)(13)(18)(24)	Consumer products		6/19/2014		20,639	—	785

Subtotal equity						$24,490	$23,532
Investments in Logan JV
THL Credit Logan JV LLC(12)(18)(22)(24)	Financial services		12/3/2014		—	16,800	16,741

Subtotal investments in funds						$16,800	$16,741

Total controlled investments — 6.32% of net asset value					$11,076	$52,208	$51,349

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12) (17) (24)	Financial services		1/27/2011			5	5
THL Credit Greenway Fund II LLC(12) (17) (24)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$9	$9

Total non-controlled/affiliated investments—0.00% of net asset value						$9	$9

Total investments—176.78% of net asset value					$682,877	$779,028	$784,220

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(213)

Total derivative instruments—0.03% of net asset value					$50,000	$—	$(213)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)

Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of September 30, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.

(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

(9)

Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2014.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2014 in which the issuer was a portfolio company that the Company is deemed to control.

(19)

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

(20)

On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, the Company recognized a loss in the amount of $11,878 and invested $4,557 in the subordinated term loan of Dimont. See Note 4, Realized Gains and Losses on Investments for additional detail.

(21)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(22)

On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV for purposes of the 1940 Act or otherwise.

(23)	Preferred stock
(24)	Common stock, member interest, and warrants
(25)	Warrants received at initial acquisition date at no cost to the Company

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2013

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—143.26% of net asset value
First lien secured debt
20-20 Technologies Inc.(4)	IT services	13.6%(5)	9/12/2012	9/12/2017	$13,650	$13,378	$13,582
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	4,000	3,894	3,970
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/31/2019	27,000	26,595	26,595
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	21,725	20,863	20,863
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2015	17,647	17,587	17,647
Cydcor LLC(20)	Business services	9.8% (LIBOR + 7.3%)	6/17/2013	6/12/2017	13,442	13,442	13,442
Duff & Phelps Corporation(11)	Financial services	4.5% (LIBOR + 3.5%)	6/1/2012	12/31/2029	249	252	249
Embarcadero Technologies, Inc.	IT services	10.7%(5)	2/15/2013	12/28/2017	9,817	9,692	9,743
Food Processing Holdings, LLC(4)	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,202	21,770	21,770
Food Processing Holdings, LLC(10)	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	—	—	—
Harrison Gypsum, LLC	Industrials	10.5%(6) (LIBOR + 8.5% and 0.5% PIK)	12/21/2012	12/21/2017	24,369	24,065	24,247
Hart InterCivic, Inc.	IT services	11.5% (LIBOR + 9.0% and 1% PIK)(6)	7/1/2011	7/1/2016	8,696	8,597	8,522
Hart InterCivic, Inc.(10)	IT services	10.5% (LIBOR + 9.0%)	7/1/2011	7/1/2016	800	770	800
HEALTHCAREfirst, Inc.	Healthcare	11.9%(5)	8/31/2012	8/30/2017	9,175	8,958	8,624
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,751	24,227
Holland Intermediate Acquisition Corp.(10)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Hostway Corporation	IT services	6.0% (LIBOR + 4.8%)	12/27/2013	12/13/2019	10,000	9,900	9,900
Ingenio Acquisition, LLC	Media, entertainment and leisure	12.8%(6) (11.3% Cash and 1.5% PIK)	5/9/2013	5/9/2018	9,606	9,433	9,558
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	13,178	12,931	12,947
Key Brand Entertainment, Inc.(10)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	1,478	1,451	1,478
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	8,828	8,642	8,608
Loadmaster Derrick & Equipment, Inc.(10)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	—	—	—
Loadmaster Derrick & Equipment, Inc.(10)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	—	—	—
NCM Group Holdings, LLC	Industrials	12.5% (LIBOR + 11.5%)	8/29/2013	8/29/2018	26,727	25,711	26,193

Subtotal First lien secured debt					$266,816	$261,682	$262,965

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Second lien debt
Allen Edmonds Corporation	Consumer products	10% (LIBOR + 9.0%)	11/26/2013	5/27/2019	$7,333	$7,189	$7,189
Blue Coat Systems, Inc.	IT services	9.5% (LIBOR + 8.5%)	6/27/2013	6/27/2020	15,000	14,860	15,150
Connecture, Inc.	Healthcare	10.0% (LIBOR + 9.0%)	3/18/2013	7/15/2018	7,000	6,875	7,000
Expert Global Solutions, Inc.	Business services	12.5%(6) (LIBOR +10.2% and 0.8% PIK)	6/21/2013	10/3/2018	18,727	18,987	18,821
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,760	11,760
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,943	13,676	13,676
OEM Group, Inc.	Manufacturing	15.0%(6) (12.5% Cash and 2.5% PIK)	10/7/2010	10/7/2015	15,162	14,974	14,480
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,234	11,425
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,587	20,587
Surgery Center Holdings, Inc.	Healthcare	9.8% (LIBOR + 8.5%)	4/19/2013	4/11/2020	15,000	14,652	15,000
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,561	11,625
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,861	11,165

Subtotal Second lien secured debt					$159,193	$157,216	$157,878
Subordinated debt
C&K Market, Inc.	Retail & grocery	18.0%(18)	11/3/2010	11/3/2015	$13,650	$13,302	$10,237
Country Pure Foods, LLC	Food & beverage	13.0%	8/13/2010	2/13/2017	16,181	16,183	16,061
Dr. Fresh, LLC	Consumer products	14.0%(6) (12.0% Cash and 2.0% PIK)	5/15/2012	11/15/2017	14,447	14,223	14,375
Express Courier International, Inc.	Business services	15.0%(13) (PIK)	1/17/2012	7/17/2016	8,595	7,652	6,601
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	13.5%(6) (12.0% Cash and 1.5% PIK)	4/30/2012	10/31/2019	8,890	8,778	8,445
SeaStar Solutions (f.k.a. Marine Acquisition Corp)	Manufacturing	13.5%(6) (11.5% Cash and 2.0% PIK)	9/18/2012	5/18/2017	16,500	16,209	16,830
Sheplers, Inc.	Retail & grocery	17.0%(17) (10.0% Cash and 7.0% PIK)	12/20/11	12/20/2017	1,904	1,879	1,904
Tri Starr Management Services, Inc.	IT services	15.8%(6) (12.5% Cash and 3.3% PIK)	3/4/2013	3/4/2019	18,307	17,981	17,941
The Studer Group, L.L.C.	Healthcare	12.0%	9/29/2011	1/31/2019	16,910	16,910	16,910
Trinity Services Group, Inc.	Food & beverage	14.5%(6) (12.0% Cash and 2.5% PIK)	3/29/2012	9/29/2017	14,411	14,252	14,122
Wingspan Portfolio Holdings, Inc.	Financial services	15.5%(19)	5/21/2013	11/21/2016	18,768	18,447	15,765

Subtotal Subordinated debt					$165,351	$162,604	$155,979

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments
AIM Media Texas Operating, LLC(7)(8)	Media, entertainment and leisure		6/21/2012	—	0.763636	$764	$1,000
Airborne Tactical Advantage Company, LLC(9)	Aerospace & defense		9/7/2011	—	512	112	135
Airborne Tactical Advantage Company, LLC(9)	Aerospace & defense		9/17/2013	—	225	169	255
C&K Market, Inc.	Retail & grocery		11/3/2010	—	—	349	—
Firebirds International, LLC(9)	Restaurants		5/17/2011	—	1,906	191	257
Food Processing Holdings, LLC(9)	Food & beverage		4/20/2010	—	162.44	163	202
Food Processing Holdings, LLC(9)	Food & beverage		4/20/2010	—	406.09	408	150
Hostway Corporation(9)	IT services		12/27/2013	—	20	200	200
Hostway Corporation(9)	IT services		12/27/2013	—	2	1,800	1,800
Jefferson Management Holdings, LLC(7)(8)	Healthcare		4/20/2010	—	1,393	1,393	938
OEM Group, Inc.	Manufacturing		10/7/2010	—	—	—	—
Surgery Center Holdings, Inc.(8)(9)	Healthcare		4/20/2013	—	469,673	—	2,000
YP Equity Investors, LLC(7)(8)	Media, entertainment and leisure		5/8/2012	—	—	—	4,100

Subtotal Equity						$5,549	$11,037
CLO residual interests
Adirondack Park CLO Ltd.(4)	Structured products	13.7%(12)	3/27/2013	4/15/2024	—	$9,171	$9,110
Dryden CLO, Ltd.	Structured products	13.6%(12)	9/12/2013	11/15/2025	—	9,129	9,300
Flagship VII, Ltd.(4)	Structured products	13.9%(12)	12/18/2013	1/20/2026	—	4,400	4,400
Octagon Income Note XIV, Ltd.	Structured products	15.5%(12)	12/19/2012	1/15/2024	—	8,579	8,656
Sheridan Square CLO, Ltd	Structured products	13.2%(12)	3/12/2013	4/15/2025	—	6,064	6,152
						—	—

Subtotal CLO residual interests						$37,343	$37,618
Investment in payment rights
Duff & Phelps Corporation(11)	Financial services	16.2%(12)	6/1/2012	12/31/2029	—	$12,163	$13,844

Subtotal Investment in payment rights						$12,163	$13,844

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)	Industry	Interest Rate(2)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(3) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds
Freeport Financial SBIC Fund LP(16)	Financial services		6/14/2013	1/0/1900	$801	$801	$801
Gryphon Partners 3.5, L.P. (16)	Financial services		11/20/2012	12/21/2018	1,251	199	384
LCP Capital Fund LLC (8) (15) (16)	Media, entertainment and leisure	12.6%(12)	4/20/2010	2/15/2015	8,354	8,354	8,354

Subtotal Investments in funds					$10,406	$9,354	$9,539

Total non-controlled/non-affiliated investments—143.26% of net asset value					$601,766	$645,911	$648,860

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(8)(16)	Financial services		1/27/2011	1/14/2021	—	$5	$5
THL Credit Greenway Fund II LLC(8)(16)	Financial services		3/1/2013	10/10/2021	—	2	2

Subtotal Investments in funds						$7	$7

Total non-controlled/affiliated investments—0.00% of net asset value						$7	$7

Total investments—143.26% of net asset value					$601,766	$645,918	$648,867

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap—Pay Fixed/ Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(284)

Total derivative instruments—0.06% of net asset value					$50,000	$—	$(284)

(1)	All debt investments are income-producing. Equity and member interests are non-income-producing unless otherwise noted.
(2)

Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2013. These variable rates reset monthly or quarterly, subject to interest rate floors.

(3)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(4)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2013

(dollar amounts in thousands)

(5)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(6)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(7)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(8)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(9)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(10)	Issuer pays 0.50% unfunded commitment fee on revolving loan facility.
(11)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(12)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2013.
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

(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(17)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(18)	C&K Market, Inc. filed for bankruptcy in November 2013. Loan was on non-accrual status as of December 31, 2013. Contractual default rate of interest is 18.0%.
(19)	Contractual default rate of interest is 15.5%. Certain interest payments have been deferred until April 15, 2014.
(20)	Of the $13,442 senior secured term loans outstanding, $11,981 is based in the United States and $1,461 is based in Canada.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2014

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

In November 2014, the Company closed a public debt offering selling $50,000 of Notes due 2021, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48,500.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure in Note 2, Significant Accounting Policies—THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2014 and December 31, 2013.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and public debt offering of Notes. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the credit facilities and notes, respectively.

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

Deferred Revenue

Deferred revenues consists of proceeds received for interest and other fees for which the earnings process is not yet complete. Such amounts will be recognized into income over such time that the income is earned.

Escrow Receivable

Escrow receivable represents the Company’s claims to amounts set aside for indemnification claims or purchase price adjustments from the sale of certain investments. Escrow receivable is presented at net realizable value on the Consolidated Statements of Assets and Liabilities.

Interest Rate Derivative

The Company recognizes derivatives as either interest rate derivative assets or liabilities at fair value on its Consolidated Statements of Assets and Liabilities with valuation changes and interest rate payments recorded as net change in unrealized appreciation (depreciation) on interest rate derivative and interest rate derivative periodic interest payments, net, respectively, on the Consolidated Statements of Operations. See also the disclosure in Note 8, Interest Rate Derivative.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 6, Credit Facility and Note 7, Notes.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2014, the Company had no loans on non-accrual. As of December 31, 2013, the Company had two loans on non-accrual with an amortized cost basis of $20,954 and fair value of $16,838.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Accumulated PIK balance, beginning of year	$6,064	$5,807	$3,488
PIK income capitalized/receivable	2,316	3,179	4,124
PIK received in cash from repayments	(1,339)	(2,922)	(1,805)

Accumulated PIK balance, end of year	$7,041	$6,064	$5,807

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years end December 31, 2014, 2013 and 2012.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$393,791	$—	$—	$393,791
Second lien debt	168,510	—	—	168,510
Subordinated debt	100,660	—	—	100,660
Equity investments	52,707	—	—	52,707
CLO residual interests	34,935	—	—	34,935
Investment in Logan JV	16,741	—	—	16,741
Investment in payment rights	13,488	—	—	13,488
Investments in funds	3,388	—	—	3,388

Total investments	$784,220	$—	$—	$784,220

Interest rate derivative	(213)	—	(213)	—

Total liability at fair value	$(213)	$—	$(213)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2013:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$262,965	$—	$—	$262,965
Subordinated debt	155,979	—	—	155,979
Second lien debt	157,878	—	—	157,878
CLO residual interest	37,618	—	—	37,618
Investment in payment rights	13,844	—	—	13,844
Investments in funds	9,546	—	—	9,546
Equity investments	11,037	—	—	11,037

Total investments	$648,867	$—	$—	$648,867

Interest rate derivative	(284)	—	(284)	—

Total liability at fair value	$(284)	$—	$(284)	$—

The following is a summary of the industry classification in which the Company invests as of December 31, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,742	$120,388	27.15%
IT services	108,705	106,567	24.02%
Healthcare	77,487	83,164	18.75%
Financial services	71,420	68,997	15.55%
Manufacturing	70,817	68,357	15.41%
Retail & grocery	52,985	55,798	12.58%
Industrials	54,561	54,050	12.18%
Energy / utilities	50,284	48,989	11.04%
Food & beverage	38,594	39,251	8.85%
Structured products	34,213	34,935	7.87%
Business services	32,182	32,244	7.27%
Media, entertainment and leisure	25,134	29,688	6.69%
Restaurants	20,847	20,753	4.68%
Transportation	14,273	14,259	3.21%
Aerospace & defense	6,784	6,780	1.53%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the industry classification in which the Company invests as of December 31, 2013:

Industry	Amortized Cost	Fair Value	% of Net Assets
IT services	100,501	101,023	22.31%
Industrials	79,418	79,748	17.61%
Financial services	53,899	53,080	11.72%
Food & beverage	52,774	52,304	11.55%
Healthcare	48,790	50,472	11.14%
Retail & grocery	53,358	50,163	11.07%
Business services	50,941	50,029	11.05%
Manufacturing	48,770	48,956	10.81%
Consumer products	38,200	38,352	8.47%
Structured products	37,343	37,618	8.31%
Energy / utilities	32,393	32,835	7.25%
Media, entertainment and leisure	24,578	29,083	6.42%
Restaurants	20,778	20,844	4.60%
Aerospace & defense	4,175	4,360	0.96%

Total Investments	$645,918	$648,867	143.27%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$208,928	$208,218	46.95%
Southwest	211,098	204,531	46.10%
Southeast	109,082	119,214	26.87%
Midwest	117,329	116,468	26.25%
West	72,861	73,048	16.47%
International	31,275	31,600	7.12%
Northwest	28,455	31,141	7.02%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2013:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$138,835	$140,292	30.97%
West	126,770	128,423	28.35%
Midwest	124,248	124,817	27.56%
Southwest	119,357	116,573	25.74%
Southeast	109,679	114,943	25.38%
International	13,378	13,582	3.00%
Northwest	13,651	10,237	2.26%

Total Investments	$645,918	$648,867	143.26%

The following table rolls forward the changes in fair value during the year ended December 31, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	176,376	117,195	18,036	19,115	39,593	—	8,451	378,766
Sales and repayments	(73,440)	(77,765)	(67,117)	(8,487)	(938)	(286)	(11,718)	(239,751)
Unrealized appreciation	—	—	—	—	—	—	—	—
(depreciation)(1)	(2,415)	(2,828)	3,390	(45)	3,765	(70)	446	2,243
Realized loss	—	(250)	(11,955)	—	(804)	—	—	(13,009)
Net amortization of premiums,	—	—	—	—	—	—	—	—
discounts and fees	2,465	1,378	804	—	10	—	138	4,795
PIK	213	529	1,523	—	44	—	—	2,309
Transfers between categories(3)	27,627	(27,627)	—	—	—	—	—	—

Ending balance, December 31, 2014	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220

Net change in unrealizedappreciation (depreciation) from investments still held as of the reporting date(1)	$(1,933)	$(2,191)	$(2,916)	$(45)	$2,960	$(70)	$524	$(3,671)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes investment in Logan JV.

(3)	Transfers represent a transfer of $27,627 out of second lien debt into first lien secured debt due to the change in the nature of the investment in OEM Group, Inc.

The following table rolls forward the changes in fair value during the year ended December 31, 2013 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2013	$102,256	$70,035	$183,319	$10,259	$6,818	$12,262	$9,400	$394,349
Purchases	203,789	129,343	49,645	1,076	2,169	—	29,514	415,536
Sales and repayments	(45,377)	(44,167)	(75,754)	(1,273)	(469)	(100)	(1,834)	(168,974)
Unrealized appreciation (depreciation)(1)	909	1,188	(5,748)	(516)	2,519	1,682	275	309
Net amortization of premiums, discounts and fees	1,235	1,062	1,837	—	—	—	263	4,397
PIK	153	417	2,680	—	—	—	—	3,250

Ending balance, December 31, 2013	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$1,098	$1,304	$(6,086)	$(515)	$2,519	$1,682	$275	$277

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$393,791	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (13%)
Second lien debt	168,510	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	100,660	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	3,388	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	42,870	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.2x)
	9,837	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in Logan JV	16,741	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,488	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	34,935	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment premium	25%
			Weighted average default rate	2%

Total Investments	$784,220

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2013:

Description:	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$262,965	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Second lien debt	157,878	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	155,979	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 17% (15%)
Investments in funds	8,361	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%
	1,185	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	10,100	Market comparable companies (market approach)	EBITDA multiple	6.7x - 7.4x (7.1x)
	937	Recent transaction	Sale price	N/A
Investment in payment rights	13,844	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal tax rates	35% - 40% (38%)
CLO residual interest	37,618	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%
			Weighted average prepayment premium	24%
			Weighted average default rate	2%

Total investments	$648,867

(1)	Ranges were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities, payment rights and structured products is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including federal tax rates, in its analysis. In the case of structured products, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar structured products. In the case of the TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

THL Credit Logan JV LLC

On December 3, 2014, the Company entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta,, to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As of December 31, 2014, Logan JV had equity commitments totaling $150,000, of which the Company committed $120,000 and Perspecta committed $30,000. Equity contributions are called from each member pro-rata, based on their equity commitments. As of December 31, 2014, Logan JV had received $8,000 in aggregate capital of which the Company funded $6,400. As of December 31, 2014, Logan JV had called but not yet received an additional $13,000 in aggregate capital of which the Company’s pro-rata share is $10,400 and, which is record as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129,000, of which the Company’s share is $103,200 and Perspecta’s share is $25,800, respectively.

The Company has determined that Logan JV is an investment company under ASC 946 and as such the Company will not consolidate our non-controlling interest in Logan JV.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. The Logan JV Credit Facility can be increased to $200,000 subject to certain conditions. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of December 31, 2014, Logan JV had total investments at fair value of $30,678. As of December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 22 different borrowers. As of December 31, 2014, none of these loans was on non-accrual status. Additionally, as of December 31, 2014, Logan JV had commitments to fund a delayed draw loan to one portfolio company totaling $170. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2014:

As of December 31,
2014
(Dollars in thousands)
First lien secured debt(1)	$30,237
Second lien debt(1)	1,000

Total debt investments	$31,237

Weighted average yield on senior secured loans(2)	6.70%
Weighted average yield on second lien loans(2)	10.0%
Number of borrowers in Logan JV	22
Largest loan to a single borrower(1)	$2,500
Total of five largest loans to borrowers(1)	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/14	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/14	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/14	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/14	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/14	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/14	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/14	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/14	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/14	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/14	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/14	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/14	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/14	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/14	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non- Durable	7.5% (LIBOR + 6.25%)	12/05/14	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/14	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/14	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/14	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/14	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/14	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/14	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/14	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/14	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/14	12/17/22	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of December 31, 2014 and for the period from December 3, 2014 (commencement of operations) to December 31, 2014:

Selected Balance Sheet Information

As of December 31, 2014
Investments at fair value (cost of $30,697)	$30,678
Capital contributions receivable	13,000
Cash	3,898
Other assets	898

Total assets	$48,474

Payable for investments purchased	$26,732
Other liabilities	813

Total liabilities	$27,545

Net assets	$20,929

Total liabilities and net assets	$48,474

Selected Statement of Operations Information

For the period from December 3, 2014 (commencement of operations) through December 31, 2014
Total revenues	$27
Total expenses	79
Net change in unrealized appreciation (depreciation) on investments	(19)

Net decrease in net assets	$(71)

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

The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11,877 and $13,488, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2013 was $12,163 and $13,844, respectively. For the years ended December 31, 2014, 2013, and 2012, the Company recognized interest income totaling $2,069, $1,974, and $1,171, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to a collateralized loan obligation (CLO), THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, the Company’s officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the December 31, 2014 and December 31, 2013 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2014, 2013 and 2012, the Company earned $940, $1,692 and $2,592 , respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, $277 and $240 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the December 31, 2014 and December 31, 2013 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2014 and 2013, the Company earned $2,057 and $1,307, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, $748 and $760, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. During the year ended December 31, 2013, the Company sold a portion of its investments in seven portfolio companies at fair value, for total proceeds of $19,533, to Greenway II. Fair value was determined in accordance with the Company’s valuation policies.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2014 and 2013, the Company recognized $225 and $75, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, $600 and $825, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

CLO Residual Interests

As of December 31, 2014 and 2013, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of December 31, 2014		As of December 31, 2013
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$8,172	$8,216	$9,171	$9,110
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	8,040	8,244	9,128	9,300
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	4,105	4,305	4,400	4,400
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470,895	8,450	8,450	—	—
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,446	5,720	6,064	6,152
Octagon Income Note XIV, Ltd.	Income Notes, Residual Interest	17.7%	625,900	—	—	8,579	8,656

	Total CLO residual interestss			$34,213	$34,935	$37,342	$37,618

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

For the years ended December 2014, 2013 and 2012, the Company recognized interest income totaling $4,661, $3,536, and $52, respectively, related to CLO residual interests.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Dividends, for a summary of the dividends paid. For the years ended December 31, 2014, 2013 and 2012, the Company incurred excise tax expense of $348, $175 and $125, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2014, 2013, and 2012:

	For the years ended December 31,
	2014	2013	2012
Current income tax provision:
Current income tax provision	$692	$336	$456
Current provision for taxes on realized gain on investments	249	—	—

Deferred income tax provision:
Provision for taxes on unrealized gain on investments	151	1,960	454

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2014 and December 31, 2013, $162 and $381, respectively, of income tax receivable was included in prepaid expenses and other assets and $0 and $71, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and December 31, 2013, $2,565 and $2,414, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of December 31, 2014 and December 31, 2013, $285 and $0, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses on of the five characteristics that determine if an entity is a variable interest entity. The Company is currently assessing any additional disclosure requirements. ASU 2015-2 will be effective for annual reporting periods in fiscal years that begin after December 15, 2015.

3. Related Party Transactions

Investment Management Agreement

On March 6, 2015, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2014, 2013 and 2012, the Company incurred base management fees of $11,142, $7,521 and $4,943, respectively. As of December 31, 2014 and December 31, 2013, $2,810 and $2,243, respectively, was payable to the Advisor.

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

For the years ended December 31, 2014, 2013 and 2012, the Company incurred $11,868, $10,414 and $7,442, respectively, of incentive fees related to ordinary income. As of December 31, 2014 and December 31, 2013, $3,119 and $2,074, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2014 and 2013, $1,056 and $1,277, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2014 and December 31, 2013.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2014, 2013 and 2012, the Company (reversed) incurred $(684), $268 and $(459), respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2014, 2013 and 2012, the Company incurred administrator expenses of $3,780, $3,608 and $3,225, respectively. As of December 31, 2014 and December 31, 2013, $0 and $158, respectively, was payable to the Advisor.

License Agreement

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2014 and December 31, 2013, $0 and $14, respectively, of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and 2013, the Company overpaid $145 and $0 of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2014 and December 31, 2013, $1,026 and $1,011 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014 and December 31, 2013, $0 and $463 was included in due to affiliate on the Consolidated Statements of Assets and Liabilities related to the portion of the escrow receivable, due to THL Corporate Finance, Inc., as the administrative agent, to Greenway.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of December 31, 2014, $45 of expenses were included in due to affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the years ended December 31, 2014, 2013 and 2012:

	For the years ended December 31,
	2014	2013	2012
Escrow receivable settlement(a)	$(1,030)	$—	$—
BBB Industries, Inc.	135	—	—
Blue Coat Systems, Inc.	563	—	—
Expert Global Solutions, Inc.	(250)	—	—
C&K Market, Inc.(b)	(1,000)	—	—
Jefferson Management Holdings, LLC	(455)	—	—
Octagon Income Note XIV, Ltd.	191	—	—
Surgery Center Holdings, Inc.	716	688	—
YP Equity Investors, LLC(c)	—	2,027	—
Wingspan Portfolio Holdings, Inc.(d)	(11,878)	—	—
Other	153	(111)	353

Net realized (losses)/gains	$(12,855)	$2,604	$353

(a)

Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the year ended December 31, 2014.

(b)

On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a realized loss in the amount of $1,000, which was offset by a corresponding change in unrealized appreciation.

(c)

For the year ended December 31, 2014, an offsetting tax provision of $249 was recorded in the Consolidated Statements of Operations. For the years ending December 31, 2013 and 2012 there was no tax provision. These amounts reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

(d)

On October 20, 2014, the cost basis of the subordinated note totaling $18,447 was converted to common equity as part of a restructuring of the business. In connection with the extinguishment and conversion to equity of an affiliate, Dimont & Associates, Inc., the Company recognized a realized loss in the amount of $11,878, which was offset by a corresponding change in unrealized appreciation.

The change in realized (losses) and gains for the years ended December 31, 2014 and 2013 is primarily attributable to realized losses recognized on C&K Market Inc., and Wingspan Portfolio Holdings, Inc. as a result of converting subordinated debt and warrants into controlling equity ownership interests as part of a restructuring of each business as well as the loss on the IMDS Corporation escrow.

The change in realized (losses) and gains for the years ended December 31, 2013 and 2012 is primarily attributable to distributions from equity investments in Surgery Center Holdings, Inc. and YP Equity Investors, LLC.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2014	2013	2012
Numerator—net increase in net assets resulting from operations:	$36,791	$42,678	$27,617
Denominator—basic and diluted weighted average common shares:	33,905	30,287	21,852
Basic and diluted net increase in net assets per common share resulting from operations:	$1.08	$1.41	$1.26

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

For the year ended December 31, 2014, the Company borrowed $334,800 and repaid $244,249 under the Facilities. For the year ended December 31, 2013, the Company borrowed $453,700 and repaid $299,400 under the Facilities. For the year ended December 31, 2012, the Company borrowed $189,900 and repaid $144,900 under the Facilities.

The following shows a summary of the Revolving Facility and Term Loan Facility as of December 31, 2014 and December 31, 2013:

As of December 31, 2014
in thousands
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$188,351	2.69%
Term Loan Facility	106,500	106,500	3.44%

Total	$410,000	$294,851	2.96%

As of December 31, 2013
in thousands
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$232,000	$111,300	3.19%
Term Loan Facility	93,000	93,000	4.17%

Total	$325,000	$204,300	3.63%

As of December 31, 2014 and December 31, 2013, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2014 and December 31, 2013, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $9,781, $5,623 and $3,138 were incurred in connection with the Facilities during the years ended December 31, 2014, 2013 and 2012, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2014 is in excess of 200%.

7. Notes

On November 18, 2014, we closed a public offering of $50,000 in aggregate principal amount of 6.75% notes, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

As of December 31, 2014, the carrying amount and fair value of our Notes was $50,000 and $51,620, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, we incurred $2,109 of fees and expenses. These amounts were capitalized and are being amortized using the effective yield method over the term of the Notes. For the year ended December 31, 2014, we amortized approximately $36 of deferred financing costs, which is listed under Amortization of Deferred Financing Costs on the Consolidated Statements of Operations. As of December 31, 2014, we had approximately $2,073 of remaining deferred financing costs on the Notes, which is listed under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the year ending December 31, 2014, we incurred interest expense on the Notes of approximately $394. This interest expense was paid on December 30, 2014.

The indenture and supplements relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing and (ii) if we are not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC we will provide interim and consolidated financial information to the holders of the Notes and the trustee.

8. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC. Under the swap agreement, with a notional value of $50,000, the Company pays a fixed rate of 1.1425% and receives a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

The Company records the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) through interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

The Company recognized a realized loss for years ended December 31, 2014, 2013 and 2012 of $458, $433 and $180, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2014 and 2013, the Company recognized $71 and $769, respectively, of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2014 and December 31, 2013, the Company’s fair value of its swap agreement is ($213) and ($284), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

9. Contractual Obligations and Off-Balance Sheet Arrangements

From time to time, the Company, or the Advisor, may become party to legal proceedings in the ordinary course of business, including proceedings related to the enforcement of the Company’s rights under contracts with its portfolio companies. Neither the Company, nor the Advisor, is currently subject to any material legal proceedings.

Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. The Company’s unfunded commitments may be significant from time to time. These commitments will be subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company intends to use cash flow from normal and early principal repayments and proceeds from borrowings and offerings to fund these commitments. Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.

As of December 31, 2014 and December 31, 2013, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2014	December 31, 2013
Unfunded delayed draw facilities	$29,826	$9,500
Unfunded revolving commitments	4,478	9,200
Unfunded commitments to investments in funds	1,854	3,970
Unfunded commitments to Logan JV	113,600	—

Total unfunded commitments	$149,758	$22,670

10. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2014	2013
Net increase in net assets resulting from operations	$36,791	$42,678
Net change in unrealized depreciation on investments	(2,243)	(309)
Provision for taxes on unrealized gain on investments	151	1,960
Net change in unrealized depreciation on interest rate derivative	(71)	(769)
Expenses not currently deductible and income and realized losses not currently includable	13,767	704
Non-deductible expenses and income not includable	1,316	150

Taxable income before deductions for dividends paid or deemed paid	$49,711	$44,414

The above amount of 2014 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return by September 2015.

The tax character of distributions declared and paid in 2014 represented $44,191 from ordinary income, $1,921 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2013 represented $42,999 from ordinary income, $400 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no affect on net asset value per share.

For the years ended December 31, 2014 and 2013, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2014	2013
Accumulated undistributed net realized gains (losses)	$(358)	$(529)
Accumulated undistributed net investment income	1,216	(54)
Interest rate derivative periodic interest payments, net	458	433
Paid-in capital in excess of par	(1,316)	150

At December 31, 2014 and 2013, the cost of investments for tax purposes was $796,456 and $647,021, respectively, resulting in net unrealized (depreciation) appreciation of $(12,236) and $1,846 , respectively. At December 31, 2014 and 2013, the Company had estimated net operating losses of $712 and $0, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2014 and 2013, the Company had estimated net capital loss carryforwards not subject to expiration of $584 and $0, respectively.

11. Dividends

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the year ended December 31, 2014 and 2013 under the dividend reinvestment plan. With respect to our dividends and distributions paid to stockholders during the year ended December 31, 2012, dividends reinvested pursuant to our dividend reinvestment plan totaled $26.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

12. Financial Highlights

	For the years ended December 31,
	2014	2013	2012	2011	2010
Per Share Data:
Net asset value, beginning of period	$13.36	$13.20	$13.24	$13.06	$12.99
Net investment income, after taxes(1)	1.42	1.37	1.38	1.04	0.31
Net realized (loss) gains on investments(1)	(0.38)	0.09	0.01	0.05	—
Income tax provision, realized gain(1)	(0.01)	—	—	—	—
Net change in unrealized appreciation on investments(1)(2)	0.06	0.01	(0.06)	0.11	0.06
Provision for taxes on unrealized gain on investments(1)	—	(0.07)	(0.02)	—	—
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)(2)	—	0.02	(0.06)	—	—
Interest rate derivative periodic interest payments, net	(0.01)	(0.01)	—	—	—

Net increase in net assets resulting from operations	1.08	1.41	1.25	1.20	0.37
Accretive effect of share issuance	—	0.18	0.05	—	—
Distributions to stockholders from net investment income	(1.30)	(1.42)	(1.29)	(1.02)	(0.30)
Distributions to stockholders from net realized gains	(0.06)	(0.01)	(0.05)	—	—

Net asset value, end of period	$13.08	$13.36	$13.20	$13.24	$13.06

Per share market value at end of period	$11.76	$16.49	$14.79	$12.21	$13.01
Total return(3)	(20.96%)	22.10%	33.43%	1.87%	2.38%
Shares outstanding at end of period	33,905	33,905	26,315	20,220	19,616
Ratio/Supplemental Data:
Net assets at end of period	$443,621	$452,942	$347,484	$267,617	$260,016
Ratio of total expenses to average net assets(4)	9.79%	8.73%	8.14%	6.18%	3.47%
Ratio of net investment income to average net assets	10.70%	10.25%	10.39%	7.94%	3.39%
Portfolio turnover	28.98%	33.09%	53.95%	15.43%	8.63%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

For the years ended December 31, 2014, 2013, 2012, 2011 and 2010, the ratio components included 2.47%, 1.86%, 1.72%, 1.51% and 1.49% of base management fee, 2.48%, 2.64%, 2.43%, 1.80% and 0.00% of incentive fee, 2.47%, 1.76%, 1.43%, 0.65% and 0.00% of the cost of borrowing, 2.05%, 1.85%, 2.19%, 2.20% and 1.95% of other operating expenses, and 0.09%, 0.49%, 0.16%, 0.00% and 0.00% of the impact of all taxes, respectively.

13. Subsequent Events

From January 1, 2015 through March 10, 2015, the Company made follow-on investments totaling $15,347 in the industrials, transportation and financial services industries. Of the follow-on investments, 47.9% were floating rate first lien secured debt investments and 52.1% were an investment in funds. The follow-on debt investments had a weighted average yield based upon cost at the time of the investment of 10.4%.

From January 1, 2015 through March 10, 2015, the Company sold $9,987 of a first lien secured term loan in Charming Charlie, LLC and $3,000 of a second lien term loan in BBB Industries and recognized a nominal gain.

On February 12, 2015, the Company received proceeds of $16,910 from the prepayment of a subordinated term loan in The Studer Group, LLC at par.

On February 24, 2015, the Company received proceeds of $16,181 from the prepayment of a subordinated term loan in Country Pure Foods, LLC at par.

On March 6, 2015, the Company’s investment management agreement was re-approved by the Company’s board of directors.

On March 6, 2015, the Company’s board of directors declared a dividend of $0.34 per share payable on March 31, 2015 to stockholders of record at the close of business on March 20, 2015.

On March 6, 2015, the Company’s board of directors authorized a $25.0 million stock repurchase program. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. The Company will provide our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. Unless extended by the Company’s board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice.

On March 6, 2015, upon the recommendation of the Governance Committee, the Company’s Board of Directors approved the appointment of Sam W. Tillinghast and Christopher J. Flynn as directors of the Company, with immediate effect.

As of March 10, 2015, Logan JV has $49,907 of investments in 37 companies with a weighted average yield, based upon cost at the time of the investment, of 7.0%.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)	Amount of interest or fees credited in income(2)	Fair Value at December 31, 2013	Gross Additions(3)	Gross Reductions(4)	Fair Value at December 31, 2014
Control Investments
C&K Market, Inc.(5)
1,967,367 shares of common stock	$150	$—	$6,036	$—	$6,036
1,967,367 shares of preferred stock	—	—	10,956	(1,119)	9,837
Dimont & Associates, Inc.(6)
Subordinated term loan 11.0% PIK due 4/16/2018	104	—	4,556		4,556
50,004 shares of common stock	—	—	6,569	(4,569)	2,000
Thibaut, Inc
Senior secured term loan 12.0% cash due 6/19/19	423	—	6,552	(32)	6,520
4,747 shares of series A preferred stock	83	—	4,874	—	4,874
20,639 shares of common stock	—	—	785	—	785
THL Credit Logan JV LLC(7)
80% economic interest	—	—	16,800	(59)	16,741

Total Control Investments	$760	$—	$57,128	$(5,779)	$51,349

Affiliate Investments
THL Credit Greenway Fund LLC(8)
Investment in fund	940	5	—	(1)	4
THL Credit Greenway Fund II LLC(8)
Investment in fund	2,057	2	3	—	5

Total Affiliate Investments	$2,997	$7	$3	$(1)	$9

Total Control and Affiliate Investments	$3,757	$7	$57,131	$(5,780)	$51,358

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2014. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories
(3)

Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.

(4)

Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.

(5)

C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity.

(6)

On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont.

(7)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

(8)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Co-Chief Executive Officers and Chief Financial Officer, under the supervision and with the participation of our management, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of the end of the period covered by this annual report on Form 10-K, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Co-Chief Executive Officers and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2014.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

On March 6, 2015, upon the recommendation of the Governance Committee, our Board of Directors approved the appointment of Sam W. Tillinghast and Christopher J. Flynn as directors of the Company, with immediate effect. Both Messrs. Tillinghast and Flynn are interested directors as a result of their role as our Co-Chief Executive Officers and Co-Chief Investment Officers. Neither Mr. Tillinghast nor Mr. Flynn will receive any additional compensation for their role as an interested director.

In connection with the appointment, the Board approved expanding the size of the Board from seven to nine directors. Each of the Company’s directors hold office until the next annual meeting of stockholders (the “Annual Meeting”) or until his or her successor is duly elected and qualified or such director’s earlier resignation, death or removal. As a result, the current terms for Messrs. Tillinghast and Flynn will expire at the 2015 Annual Meeting unless each is re-elected.

There is no arrangement or understanding under which Messrs. Tillinghast and Flynn were appointed. There are no transactions involving either Mr. Tillinghast or Mr. Flynn requiring disclosure under Item 404(a) of Regulation S-K.

PART III

We will file a definitive Proxy Statement for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2015 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 154

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed on April 24, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

4	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

4.2	Form of Indenture and related exhibits. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 25, 2011).

4.3	First Supplemental Indenture, dated as of November 18, 2014, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on November 18, 2014).

4.4	Form of 6.75% Note due 2021 (included as part of Exhibit 4.3).

4.5	Form of 6.75% Note due 2021 (Over-Allotment Note) (Incorporated by reference from the Registrant’s post-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on December 11, 2014).

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.11	Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 11, 2011 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 15, 2011)

10.12	Amendment No. 1 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.13	Amendment No. 2 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.14	Amendment No. 3 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.15	Amendment No. 4 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.16	Amendment No. 5 to the Senior Secured Revolving Credit Agreement, dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.17	Amendment No. 7 to the Senior Secured Revolving Credit Agreement, dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent.*

10.18	Senior Secured Term Loan Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.19	Amendment No. 1 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.20	Amendment No. 2 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.21	Amendment No. 3 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.22	Amendment No. 4 to the Senior Secured Term Loan Credit Agreement dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.23	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent.*

10.24	THL Credit Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between THL Credit, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P. —Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit AIM Media Holdings, Inc.—Delaware

THL Credit YP Holdings, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: March 10, 2015	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Co-Chief Executive Officer

Date: March 10, 2015	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2015	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2015	By:	/S/ CHRISTOPHER J. FLYNN Christopher J. Flynn Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2015	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 10, 2015	By:	/S/ JAMES K. HUNT James K. Hunt Chairman of the Board of Directors

Date: March 10, 2015	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 10, 2015	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Director

Date: March 10, 2015	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 10, 2015	By:	/S/ JOHN A. SOMMERS John A. Sommers Director

Date: March 10, 2015	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director

Date: March 10, 2015	By:	/S/ JAMES D. KERN James D. Kern Director