Form 10-Q
period 2015-03-31
THL Credit, Inc.
filed 2015-05-11
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 11, 2015 was 33,905,202.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $679,238 and $726,811, respectively)	$687,176	$732,862
Controlled investments (cost of $60,199 and $52,208, respectively)	61,200	51,349
Non-controlled, affiliated investments (cost of $9 and $9, respectively)	9	9

Total investments at fair value (cost of $739,446 and $779,028, respectively)	$748,385	$784,220
Cash	7,519	2,656
Interest, dividends, and fees receivable	7,524	6,221
Deferred financing costs	6,629	7,021
Due from affiliate	892	1,216
Prepaid expenses and other assets	589	684
Other deferred assets	544	600
Receivable for paydown of investments	327	329
Deferred offering costs	44	—
Receivable for investments sold	—	9,538

Total assets	$772,453	$812,485

Liabilities:
Loans payable	$261,851	$294,851
Notes payable	50,000	50,000
Payable for investment purchased	—	10,400
Accrued incentive fees	4,033	4,175
Base management fees payable	3,005	2,810
Deferred tax liability	2,392	2,565
Accrued expenses and other payables	1,244	1,856
Other deferred liabilities	1,274	1,418
Accrued credit facility fees and interest	482	576
Interest rate derivative	395	213
Accrued administrator expenses	122	—

Total liabilities	324,798	368,864
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,905 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Paid-in capital in excess of par	448,554	448,726
Net unrealized appreciation on investments, net of provision for taxes of $2,392 and $2,565, respectively	6,547	2,627
Net unrealized depreciation on interest rate derivative	(395)	(213)
Accumulated undistributed net realized losses	(13,331)	(13,360)
Accumulated undistributed net investment income	6,246	5,807

Total net assets	447,655	443,621

Total liabilities and net assets	$772,453	$812,485

Net asset value per share	$13.20	$13.08

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$20,909	$17,552
Dividend income	—	2,147
Other income	1,653	442
From non-controlled, affiliated investments:
Other income	596	754
From controlled investments:
Interest income	238	—
Dividend income	328
Other income	38	—

Total investment income	23,762	20,895
Expenses:
Interest and fees on borrowings	3,081	2,089
Base management fees	3,005	2,524
Incentive fees	2,978	2,745
Administrator expenses	947	927
Other general and administrative expenses	686	562
Amortization of deferred financing costs	426	307
Professional fees	334	311
Directors’ fees	200	149

Total expenses	11,657	9,614
Income tax provision, excise and other taxes	195	581

Net investment income	11,910	10,700
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain on non-controlled, non-affiliated investments	30	299
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	1,886	(609)
Controlled, non-affiliated investments	1,861	—
Non-controlled, affiliated investments	—	—

Net change in unrealized appreciation on investments	3,747	(609)

Net realized and unrealized gain (loss) from investments	3,777	(310)
Provision for taxes on realized gain on investments	—	(321)
Benefit for taxes on unrealized gain on investments	173	971
Interest rate derivative periodic interest payments, net	(116)	(113)
Net change in unrealized appreciation (depreciation) on interest rate derivative	(182)	54

Net increase in net assets resulting from operations	$15,562	$10,981

Net investment income per common share:
Basic and diluted	$0.35	$0.32
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.46	$0.32
Dividends declared and paid	$0.34	$0.34
Weighted average shares of common stock outstanding:
Basic and diluted	33,905	33,905

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the three months ended March 31,
	2015	2014
Increase (decrease) in net assets from operations:
Net investment income	$11,910	$10,700
Interest rate derivative periodic interest payments, net	(116)	(113)
Net realized gain on investments	30	299
Income tax provision, realized gain	—	(321)
Net change in unrealized appreciation (depreciation) on investments	3,747	(609)
Benefit for taxes on unrealized gain on investments	173	971
Net change in unrealized appreciation (depreciation) on interest rate derivative	(182)	54

Net increase in net assets resulting from operations	15,562	10,981
Distributions to stockholders
Distributions to stockholders from net investment income	(11,528)	(9,244)
Distributions to stockholders from net realized gain	—	(2,284)

Total distributions to stockholders	(11,528)	(11,528)

Total increase (decrease) in net assets	4,034	(547)
Net assets at beginning of period	443,621	452,942

Net assets at end of period	$447,655	$452,395

Common shares outstanding at end of period	33,905	33,905

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the three months ended March 31,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$15,562	$10,981
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) appreciation on investments	(3,747)	609
Net change in unrealized depreciation (appreciation) on interest rate derivative	182	(54)
Net realized loss on investments	6	455
Increase in investments due to PIK	(591)	(535)
Amortization of deferred financing costs	426	307
Accretion of discounts on investments and other fees	(720)	(1,106)
Changes in operating assets and liabilities:
Purchases of investments, net of payable for investment purchased	(28,248)	(133,036)
Proceeds from sale and paydown of investments	68,274	38,322
Increase in interest, dividends and fees receivable	(1,303)	(416)
Decrease in other deferred assets	56	56
Decrease in due from affiliate	324	186
Decrease in prepaid expenses and other assets	95	49
Decrease in accrued expenses	(654)	(234)
Decrease in accrued credit facility fees and interest	(94)	(344)
Increase in income taxes payable	—	559
Decrease in deferred tax liability	(173)	(1,085)
Increase in base management fees payable	195	281
Increase in accrued administrator expenses	122	269
(Decrease) increase in other deferred liabilities	(144)	247
(Decrease) increase in accrued incentive fees payable	(142)	1,065
Increase in due to affiliate	—	24

Net cash provided by (used in) operating activities	49,426	(83,400)
Cash flows from financing activities
Borrowings under credit facility	20,500	122,550
Repayments under credit facility	(53,500)	(21,500)
Distributions paid to stockholders	(11,528)	(11,528)
Financing and offering costs paid	(35)	—

Net cash (used in) provided by financing activities	(44,563)	89,522

Net increase in cash	4,863	6,122
Cash, beginning of period	2,656	7,829

Cash, end of period	$7,519	$13,951

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$3,003	$1,916
Income taxes paid	$66	$2
PIK income earned	$594	$535

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

March 31, 2015

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—153.52% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/31/2019	$31,400	$31,090	$31,400
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%(25)	9/7/2011	3/7/2016	3,583	3,540	3,565
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%(25)	6/24/2014	3/7/2016	2,329	2,303	2,318
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,799	9,419	9,309
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,559	8,412	8,473
BeneSys Inc.(7)(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(10)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/31/2019	16,743	16,531	16,868
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,350	19,702	20,350
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	15,461	15,461	14,687
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	12,968	12,723	12,741
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	246	248	245
Embarcadero Technologies, Inc.	IT services	10.8%(6)	2/15/2013	12/28/2017	9,171	9,087	9,171
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR +9.5%)	10/31/2013	10/31/2018	22,202	21,861	22,202
Harrison Gypsum, LLC	Industrials	10.0% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	32,177	31,837	31,533
Hart InterCivic, Inc.	IT services	12.5% (LIBOR + 10.0% Cash + 1.0% PIK)	7/1/2011	7/1/2016	8,568	8,517	8,396
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	3,000	2,985	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.2%(6)	8/31/2012	8/30/2017	8,433	8,292	7,927
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,865	23,258
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	38,286	37,508	37,712
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,684	12,500	12,684
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,826	2,874
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	—	(20)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(50)	—
LAI International, Inc.	Manufacturing	10.4%(6)	10/22/2014	10/22/2019	19,308	18,899	18,899
LAI International, Inc.(7)	Manufacturing	10.4%(6)	10/22/2014	10/22/2019	—	—	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	8,558	8,431	7,959
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,878	3,878	3,606
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,393	3,338	3,155
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	26,739	26,616	25,402
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,062	3,057	2,909
Virtus Pharmaceuticals, LLC	Healthcare	10.2%(6)	7/17/2014	7/17/2019	19,997	19,563	19,797
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,466	9,353	9,372
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	6,068	6,068	6,007

Subtotal first lien secured debt					$383,529	$377,830	$375,819
Second lien debt
Aerogroup International Inc.	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	$13,648	$13,407	$12,829
Aerogroup International Inc.(7)(8)	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	—	(43)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	17,000	16,695	16,745
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,215	7,260
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/7/2014	11/18/2022	4,500	4,238	4,286
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,621	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,841	12,687
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	3	144
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,792	11,880
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,047	13,379
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,307	11,426
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,675	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,900	10,120
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,581	11,567
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,893	11,000

Subtotal second lien debt					$168,433	$166,172	$165,930

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

March 31, 2015

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$5,444	$5,393	$5,444
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	14,816	14,652	14,520
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,704
Martex Fiber Southern Corp.	Industrials	13.5% (12.0% Cash + 1.5% PIK)(10)	4/30/2012	10/31/2019	9,060	8,965	8,289
Sheplers, Inc.	Retail & grocery	17.0% (10.0% Cash + 7.0% PIK)(11)	12/20/2011	12/20/2017	2,076	2,057	2,076
Tri Starr Management Services, Inc.	IT services	15.8% (12.5% Cash + 3.3% PIK)(10)	3/4/2013	3/4/2019	19,071	18,803	15,734

Subtotal subordinated debt					$67,255	$66,658	$62,767
Equity investments(13)
A10 Capital, LLC(12)(14)(21)	Financial services		8/25/2014		2,967	$9,890	$9,890
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(23)	Consumer products		6/9/2014		28,180	1,108	585
AIM Media Texas Operating, LLC(12)(15)(22)	Media, entertainment and leisure		6/21/2012		0.763636	764	905
Airborne Tactical Advantage Company, LLC(22)	Aerospace & defense		9/7/2011		512	113	—
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/17/2013		225	169	200
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		619	619	664
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		501	175	224
Firebirds International, LLC(22)	Restaurants		5/17/2011		1,906	191	300
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		162.44	163	230
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		406.09	408	824
Hostway Corporation(22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(22)	IT services		12/27/2013		1,800	1,800	2,111
Igloo Products Corp.(12)(22)	Consumer products		4/30/2014		2,406	2,407	2,407
OEM Group, Inc.(22)(23)	Manufacturing		10/7/2010		—	—	—

Surgery Center Holdings, Inc.(12)(22)	Healthcare		4/20/2013		469,673	—	6,200
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		6,796.47	127	145
Virtus Pharmaceuticals, LLC(15)(21)	Healthcare		3/31/2015		83.92	94	94
Virtus Pharmaceuticals, LLC(15)(21)	Healthcare		3/31/2015		589.76	590	590
Wheels Up Partners, LLC(12)(15)(22)	Transportation		1/31/2014		1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(22)	Media, entertainment and leisure		5/8/2012		—	—	4,000

Subtotal equity						$19,829	$30,369
CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	13.5%	3/27/2013		—	$7,981	$8,382
Dryden CLO, Ltd.(5)(16)	Structured Products	14.8%	9/12/2013		—	7,733	8,299
Flagship VII, Ltd.(5)(16)	Structured Products	13.8%	12/18/2013		—	3,982	4,199
Flagship VIII, Ltd.(5)(16)	Structured Products	12.8%	10/3/2014		—	8,450	8,500
Sheridan Square CLO, Ltd(5)(16)	Structured Products	15.5%	3/12/2013		—	5,316	5,812

Subtotal CLO residual interests						$33,462	$35,192
Investment in payment rights
Duff & Phelps Corporation(9) (16)	Financial services	16.8%	6/1/2012		—	$11,877	$13,496

Subtotal investment in payment rights						$11,877	$13,496
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013		$2,544	$2,544	$2,545
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012		1,251	866	1,058

Subtotal investments in funds					$3,795	$3,410	$3,603

Total non-controlled/non-affiliated investments—153.52% of net asset value					$623,012	$679,238	$687,176

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

March 31, 2015

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments—13.67% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	12.0%	6/19/2014		$6,504	$6,432	$6,504

Subtotal first lien secured debt					$6,504	$6,432	$6,504
Subordinated debt
Dimont & Associates, Inc.(18)(24)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,474	$2,962

Subtotal subordinated debt					$4,556	$4,474	$2,962
Equity investments
C&K Market, Inc.(18)(22)	Retail & grocery		11/3/2010		1,967,367	$2,271	$10,613
C&K Market, Inc.(18)(21)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(22)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(12)(13)(18)(19)(21)	Consumer products		6/19/2014		4,747	4,697	4,934
Thibaut, Inc(12)(13)(18)(22)	Consumer products		6/19/2014		20,639	—	1,205

Subtotal equity						$24,493	$26,589
Investments in Logan JV
THL Credit Logan JV LLC(12)(17)(18)(20)(22)	Financial services		12/3/2014		—	24,800	25,145

Subtotal investments in funds						$24,800	$25,145

Total controlled investments—13.67% of net asset value					$11,060	$60,199	$61,200

Non-controlled/affiliated investments—0.00% of net asset value Investments in funds
THL Credit Greenway Fund LLC(12)(17)(22)	Financial services		1/27/2011			5	5
THL Credit Greenway Fund II LLC(12)(17)(22)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$9	$9

Total non-controlled/affiliated investments—0.00% of net asset value						$9	$9

Total investments—167.18% of net asset value					$634,072	$739,446	$748,385

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(395)

Total derivative instruments—0.09% of net asset value					$50,000	$—	$(395)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of March 31, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

March 31, 2015

(dollar amounts in thousands)

(12)	Member interests of limited liability companies are the equivalent of the stock of corporations.
(13)	Equity ownership may be held as a commitment amount, in shares or in units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of March 31, 2015.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(19)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(21)	Preferred stock
(22)	Common stock, member interest, and warrants
(23)	Warrants received at initial acquisition date at no cost to the Company
(24)	Loan was on non-accrual as of March 31, 2015.
(25)	Amended rate of 12.5% effective on April 1, 2015.

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

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,849	12,651	12,849
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,823	2,874
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	—	(21)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(54)	—
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	19,308	18,899	18,899
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	—	—	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	8,828	8,686	7,990
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	4,000	4,000	3,620
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	7/16/2014	9/28/2017	3,500	3,439	3,168
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	26,597	26,376	24,735
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,044	3,036	2,892
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	20,124	19,667	19,822
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,629	9,510	9,533
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	3,763	3,763	3,726

Subtotal first lien secured debt					$396,753	$390,265	$387,271
Second lien debt
Aerogroup International Inc.	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	$13,648	$13,397	$13,102
Aerogroup International Inc.(7)(8)	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	—	(45)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	17,000	16,683	16,683
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,210	7,223
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/7/2014	11/18/2022	7,500	7,059	7,144
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,609	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,849	12,576
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	—	143
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,785	11,880
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,035	13,312
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,292	11,426
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,656	20,453
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,898	10,010
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,577	11,509
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,886	11,000

Subtotal second lien secured debt					$171,433	$168,891	$168,510

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$5,444	$5,391	$5,431
Country Pure Foods, LLC	Food & beverage	13.0%	8/13/2010	2/13/2017	16,181	16,181	16,181
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	14,743	14,565	14,448
Gold, Inc.	Consumer products	12.0%	12/31/2012	6/30/2019	16,788	16,788	16,620
Martex Fiber Southern Corp.	Industrials	13.5% (12.5% Cash + 1.5% PIK)(10)	4/30/2012	10/31/2019	9,026	8,928	8,394
Sheplers, Inc.	Retail & grocery	17.0% (10.0% Cash + 7.0% PIK)(11)	12/20/11	12/20/2017	2,040	2,020	2,040
The Studer Group, L.L.C.	Healthcare	12.0%	9/29/2011	1/31/2019	16,910	16,910	16,910
Tri Starr Management Services, Inc.	IT services	15.8% (12.5% Cash + 3.3% PIK)(10)	3/4/2013	3/4/2019	18,918	18,637	16,080

Subtotal subordinated debt					$100,050	$99,420	$96,104
Equity investments(13)
A10 Capital, LLC(12)(14)(23)	Financial services		8/25/2014		2,967	$9,837	$9,837
Aerogroup International Inc.(24)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(25)	Consumer products		6/9/2014		28,180	1,108	467
AIM Media Texas Operating, LLC(12)(15)(24)	Media, entertainment and leisure		6/21/2012		0.763636	764	857
Airborne Tactical Advantage Company, LLC(24)	Aerospace & defense		9/7/2011		511,812	113	9
Airborne Tactical Advantage Company, LLC(23)	Aerospace & defense		9/17/2013		225,000	169	204
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		619	619	779
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		501	175	302
Firebirds International, LLC(24)	Restaurants		5/17/2011		1,906	191	300
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		162.44	163	226
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		406.09	408	642
Hostway Corporation(24)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(24)	IT services		12/27/2013		1,800	1,800	2,111
Igloo Products Corp.(12) (24)	Consumer products		4/30/2014		2,406	2,407	2,241
OEM Group, Inc.(24)(25)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(12)(24)	Healthcare		4/20/2013		469,673	—	6,200
Wheels Up Partners, LLC(12)(15)(24)	Transportation		1/31/2014		1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(24)	Media, entertainment and leisure		5/8/2012		—	—	4,000

Subtotal equity						$18,965	$29,175
CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	12.8%	3/27/2013		—	$8,172	$8,216
Dryden CLO, Ltd.(5)(16)	Structured Products	13.8%	9/12/2013		—	8,040	8,244
Flagship VII, Ltd.(5)(16)	Structured Products	13.8%	12/18/2013		—	4,105	4,305
Flagship VIII, Ltd.(5)(16)	Structured Products	12.8%	10/3/2014		—	8,450	8,450
Sheridan Square CLO, Ltd(5)(16)	Structured Products	14.5%	3/12/2013		—	5,446	5,720

Subtotal CLO residual interests						$34,213	$34,935
Investment in payment rights
Duff & Phelps Corporation(9)(16)	Financial services	16.8%	6/1/2012		—	$11,877	$13,488

Subtotal investment in payment rights						$11,877	$13,488

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013		$2,314	$2,314	$2,316
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012		1,251	866	1,063

Subtotal investments in funds					$3,565	$3,180	$3,379

Total non-controlled/non-affiliated investments—170.46% of net asset value					$671,801	$726,811	$732,862

Controlled investments—6.32% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	12.0%	6/19/2014		$6,520	$6,445	$6,520

Subtotal first lien secured debt					$6,520	$6,445	$6,520
Subordinated debt
Dimont & Associates, Inc.(18)(20)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,473	$4,556

Subtotal subordinated debt					$4,556	$4,473	$4,556
Equity investments
C&K Market, Inc.(18)(19)(24)	Retail & grocery		11/3/2010		1,967,367	$2,271	$6,036
C&K Market, Inc.(18)(19)(23)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(20)(24)	Financial services		10/20/2014		50,004	6,569	2,000
Thibaut, Inc(12)(13)(18)(21)(23)	Consumer products		6/19/2014		4,747	4,694	4,874
Thibaut, Inc(12)(13)(18)(24)	Consumer products		6/19/2014		20,639	—	785

Subtotal equity						$24,490	$23,532
Investments in Logan JV
THL Credit Logan JV LLC(12)(18)(22)(24)	Financial services		12/3/2014		—	16,800	16,741

Subtotal investments in funds						$16,800	$16,741

Total controlled investments—6.32% of net asset value					$11,076	$52,208	$51,349

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12) (17)(24)	Financial services		1/27/2011			5	5
THL Credit Greenway Fund II LLC(12)(17)(24)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$9	$9
Total non-controlled/affiliated investments—0.00% of net asset value						$9	$9

Total investments—176.78% of net asset value					$682,877	$779,028	$784,220

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(213)

Total derivative instruments—0.03% of net asset value					$50,000	$—	$(213)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2014.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(19)	C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000. See Note 4, Realized Gains and Losses on Investments for additional detail.
(20)	On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, the Company recognized a loss in the amount of $11,878 and invested $4,557 in the subordinated term loan of Dimont. See Note 4, Realized Gains and Losses on Investments for additional detail.
(21)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(22)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(23)	Preferred stock
(24)	Common stock, member interest, and warrants
(25)	Warrants received at initial acquisition date at no cost to the Company

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2015

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009 and was initially funded on July 23, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or as amended, the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

In November 2014, the Company closed a public debt offering selling $50,000 of 6.75% Notes due 2021, or the Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48,500.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ended December 31, 2015. The financial results of the Company’s portfolio companies are not consolidated in the financial statements. The accounting records of the Company are maintained in U.S. dollars.

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company consolidated the results of its wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure below under the heading, Significant Accounting Policies—THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2015 and December 31, 2014.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and the public debt offering of Notes. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the credit facilities and notes, respectively.

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

Deferred Revenue

Deferred revenues consist of proceeds received for interest and other fees for which the earnings process is not yet complete. Such amounts will be recognized into income over such time that the income is earned.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 6, Borrowings.

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

With respect to investments for which market quotations are not readily available, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;

•	preliminary valuation conclusions are then documented and discussed with senior management of THL Credit Advisors LLC, or the Advisor;

•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company generally utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Advisor and the Company’s board of directors, in consultation with the Company’s independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by the board of directors. For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value is used to determine the value of equity investments and for debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Investment Risk

The value of investments will generally fluctuate with, among other things, changes in prevailing interest rates, U.S. federal tax rates, counterparty risk, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, the Company’s ability to dispose of investments at a price and time that the Company deems advantageous may be impaired. The extent of this exposure is reflected in the carrying value of these financial assets and recorded in the Consolidated Statements of Assets and Liabilities.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2015, the Company had one loan on non-accrual with an amortized cost basis of $4,474 and fair value of $2,962. As of December 31, 2014, the Company had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Accumulated PIK balance, beginning of period	$7,041	$6,064
PIK income capitalized/receivable	593	535
PIK received in cash from repayments	(1,389)	—

Accumulated PIK balance, end of period	$6,245	$6,599

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2015 and 2014.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$382,323	$—	$—	$382,323
Second lien debt	165,930	—	—	165,930
Subordinated debt	65,729	—	—	65,729
Equity investments	56,958	—	—	56,958
CLO residual interests	35,192	—	—	35,192
Investment in Logan JV	25,145	—	—	25,145
Investment in payment rights	13,496	—	—	13,496
Investments in funds	3,612	—	—	3,612

Total investments	$748,385	$—	$—	$748,385

Interest rate derivative	(395)	—	(395)	—

Total liability at fair value	$(395)	$—	$(395)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$393,791	$—	$—	$393,791
Second lien debt	168,510	—	—	168,510
Subordinated debt	100,660	—	—	100,660
Equity investments	52,707	—	—	52,707
CLO residual interests	34,935	—	—	34,935
Investment in Logan JV	16,741	—	—	16,741
Investment in payment rights	13,488	—	—	13,488
Investments in funds	3,388	—	—	3,388

Total investments	$784,220	$—	$—	$784,220

Interest rate derivative	(213)	—	(213)	—

Total liability at fair value	$(213)	$—	$(213)	$—

The following is a summary of the industry classification in which the Company invests as of March 31, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,877	$121,405	27.12%
IT services	108,578	106,000	23.68%
Financial services	79,717	74,173	16.57%
Healthcare	61,187	66,922	14.95%
Manufacturing	68,271	66,183	14.78%
Industrials	60,504	60,172	13.44%
Retail & grocery	43,122	50,820	11.35%
Energy / utilities	49,725	48,175	10.76%
Structured products	33,462	35,192	7.86%
Business services	32,139	32,304	7.22%
Food & beverage	22,432	23,256	5.20%
Restaurants	20,866	20,858	4.66%
Media, entertainment and leisure	16,020	20,463	4.57%
Transportation	16,421	16,379	3.66%
Aerospace & defense	6,125	6,083	1.36%

Total Investments	$739,446	$748,385	167.18%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,742	$120,388	27.15%
IT services	108,705	106,567	24.02%
Healthcare	77,487	83,164	18.75%
Financial services	71,420	68,997	15.55%
Manufacturing	70,817	68,357	15.41%
Retail & grocery	52,985	55,798	12.58%
Industrials	54,561	54,050	12.18%
Energy / utilities	50,284	48,989	11.04%
Food & beverage	38,594	39,251	8.85%
Structured products	34,213	34,935	7.87%
Business services	32,182	32,244	7.27%
Media, entertainment and leisure	25,134	29,688	6.69%
Restaurants	20,847	20,753	4.68%
Transportation	14,273	14,259	3.21%
Aerospace & defense	6,784	6,780	1.53%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$218,391	$218,980	48.93%
Southwest	207,607	197,949	44.22%
Midwest	101,275	100,431	22.43%
Southeast	88,707	99,821	22.30%
West	63,866	64,019	14.30%
Northwest	28,510	35,785	7.99%
International	31,090	31,400	7.01%

Total Investments	$739,446	$748,385	167.18%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$208,928	$208,218	46.95%
Southwest	211,098	204,531	46.10%
Southeast	109,082	119,214	26.87%
Midwest	117,329	116,468	26.25%
West	72,861	73,048	16.47%
International	31,275	31,600	7.12%
Northwest	28,455	31,141	7.02%

Total Investments	$779,028	$784,220	176.78%

The following table rolls forward the changes in fair value during the year ended March 31, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220
Purchases	8,809	—	—	8,229	810	—	—	17,848
Sales and repayments	(22,067)	(2,824)	(33,092)	—	—	—	(752)	(58,735)
Unrealized appreciation (depreciation)(1)	976	137	(2,167)	399	3,385	8	1,009	3,747
Realized loss	(6)	—	—	—	—	—	—	(6)
Net accretion of premiums, discounts and fees	578	104	31	—	7	—	—	720
PIK	242	3	297	—	49	—	—	591

Ending balance, March 31, 2015	$382,323	$165,930	$65,729	$28,757	$56,958	$13,496	$35,192	$748,385

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$1,113	$137	$(2,168)	$399	$3,386	$8	$1,010	$3,885

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes investment in Logan JV.

The following table rolls forward the changes in fair value during the three months ended March 31, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	70,499	47,220	8,275	849	1,793	—	—	128,636
Sales and repayments	(7,316)	(4,887)	(16,500)	(8,354)	(938)	—	(1,058)	(39,053)
Unrealized appreciation (depreciation)(1)	2,569	(404)	(1,629)	54	(2,057)	9	849	(609)
Realized loss(1)	—	—	—	—	(455)	—	—	(455)
Net accretion of premiums, discounts and fees	538	104	326	—	—	—	138	1,106
PIK	52	95	388	—	—	—	—	535

Ending balance, March 31, 2014	$329,307	$200,006	$146,839	$2,095	$9,380	$13,853	$37,547	$739,027

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$2,569	$(404)	$(1,008)	$54	$(1,602)	$9	$849	$467

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$347,508	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
	34,815	Market comparable companies (market approach)	EBITDA Multiple	5.5x - 6.1x (5.8x)
Second lien debt	165,930	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	62,767	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 19% (18%)
	2,962	Market comparable companies (market approach)	EBITDA Multiple	5.0x - 5.5x (5.3x)
Investments in funds	3,612	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	47,068	Market comparable companies (market approach)	EBITDA Multiple	5.9x - 6.8x (6.4x)
	9,890	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in Logan JV	25,145	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,496	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	35,192	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Investments	$748,385

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$393,791	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (13%)
Second lien debt	168,510	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	100,660	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	3,388	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	42,870	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.2x)
	9,837	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in Logan JV	16,741	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,488	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	34,935	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Investments	$784,220

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt); including income-producing investments in funds and income producing securities, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar structured products. In the case of the TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As of March 31, 2015 and December 31, 2014, Logan JV had equity commitments totaling $150,000, of which the Company committed $120,000 and Perspecta committed $30,000.

Equity contributions are called from each member pro-rata, based on their equity commitments. As of March 31, 2015 and December 31, 2014, Logan JV had received $31,000 and $8,000 in aggregate capital of which the Company funded $24,800 and $6,400, respectively. As of December 31, 2014, Logan JV had called but not yet received an additional $13,000 in aggregate capital of which the Company’s pro-rata share is $10,400 and, which is record as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of March 31, 2015, remaining equity commitments to Logan JV totaled $119,000, of which the Company’s share is $95,200 and Perspecta’s share is $23,800. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129,000, of which the Company’s share is $103,200 and Perspecta’s share is $25,800.

The Company has determined that Logan JV is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in Logan JV.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. The Logan JV Credit Facility can be increased to $200,000 subject to certain conditions. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of March 31, 2015, Logan JV had $31,500 outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of March 31, 2015 and December 31, 2014, Logan JV had total investments at fair value of $75,036 and $30,678, respectively. As of March 31, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 46 and 22 different borrowers, respectively. As of March 31, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of March 31, 2015 and December 31, 2014, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $379 and $170, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

For the three months ended March 31, 2015, the Company recognized dividend income of $328 related to Logan JV. As of March 31, 2014, Logan JV was not yet formed.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2015 and December 31, 2014:

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt (1)	$67,097	$30,237
Second lien debt (1)	8,500	1,000

Total debt investments	$75,597	$31,237

Weighted average yield on first lien senior secured loans(2)	6.5%	6.5%
Weighted average yield on second lien loans(2)	9.2%	10.0%
Weighted average yield on all loans(2)	6.8%	6.6%

Number of borrowers in Logan JV	46	22

Largest loan to a single borrower(1)	$5,000	$2,500
Total of five largest loans to borrowers(1)	$16,975	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

Logan JV Loan Portfolio as of March 31, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,496	$1,511	$1,501
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	2,000	2,004	2,019
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	995	995	1,000
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,493	1,471	1,486
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	997	988	992
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	1,491	1,478	1,490
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	938	940	933
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	563	564	559
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	972	951	967
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	1,496	1,426	1,420
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,487	2,465	2,501
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	1,496	1,424	1,454
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,494	2,525	2,527
Crowne Group LLC	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,496	1,474	1,488
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	2/11/2015	12/01/2021	1,995	2,015	2,015
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	1,471	1,475	1,486
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/2014	07/30/2021	1,500	1,468	1,494
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,025	2,011
Evergreen Skills Lux S.á r.l.	High Tech	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,497	1,467	1,483
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,492	1,489	1,493
FullBeauty Brands LP / OSP Group Inc.	Retail	4.75% (LIBOR +3.75%)	3/20/2015	03/18/2021	1,000	995	1,000
Getty Images, Inc.	High Tech Industries	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	997	922	844
Great Wolf Resorts Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	1/15/2015	08/06/2020	997	997	1,001
GTCR Valor Companies, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	05/30/2021	1,993	1,974	1,988
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,492	1,464	1,484
Insurance Technologies	High Tech	8% (LIBOR +7%)	3/26/2015	12/01/2019	2,000	1,980	1,980
Insurance Technologies(3)	High Tech	0% (LIBOR +0%)	3/26/2015	12/01/2019	—	(3)	—
IPC Corp	Telecommunications	6.5% (LIBOR +5.5%)	2/3/2015	08/06/2021	2,000	1,978	2,016
KOOSHAREM, LLC	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	1,995	1,980	1,980
Lattice Semiconductor Corp.	High Tech Industries	5.25% (LIBOR +4.25%)	3/6/2015	03/10/2021	1,000	990	1,004
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/11/2021	5,000	4,950	4,950
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	995	981	989
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	995	979	948
Parq Holdings LP(4)	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	—	(3)	—
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	814	838

Logan JV Loan Portfolio as of March 31, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR +6%)	12/22/2014	03/31/2016	1,492	1,489	1,493
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,494	2,466	2,500
Riverbed Technology, Inc.	High Tech	6% (LIBOR +5%)	2/25/2015	03/25/2022	1,000	995	1,011
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,991	1,985	1,991
SourceHOV LLC	Services: Business	6% (LIBOR +5%)	3/17/2015	10/31/2019	1,988	1,904	1,943
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	1,000	951	1,006
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,500	1,393	1,393
Varsity Brands	Consumer goods: Durable	6% (LIBOR +5%)	12/10/2014	12/11/2021	998	988	1,010
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	975	974	980
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,995	1,951	2,007

Total Senior Secured First Lien Term Loans						$66,249	$66,675

Second Lien Term Loans
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	2,000	2,009	2,013
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/30/2020	1,000	996	1,004
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	2,000	2,010	2,013
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,390	1,401
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	1,001
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	913	929

Total Second Lien Term Loans						$8,323	$8,361

						$74,572	$75,036

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a revolver commitment of $209, which was unfunded as of March 31, 2015.
(4)	Represents a delayed draw commitment of $170, which was unfunded as of March 31, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non- Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015:

Selected Balance Sheet Information

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)

Investments at fair value (cost of $74,572 and $30,697, respectively)	$75,036	$30,678
Capital contributions receivable	—	13,000
Cash	5,325	3,898
Other assets	1,110	898

Total assets	$81,471	$48,474

Loans payable	$31,500	$—
Payable for investments purchased	17,898	26,732
Dividends payable	410	—
Other liabilities	231	813

Total liabilities	$50,039	$27,545

Members’ Equity	$31,432	$20,929

Total liabilities and net assets	$81,471	$48,474

Selected Statement of Operations Information

For the three months ended March 31, 2015
(Dollars in thousands)

Total investment income	$732
Total expenses	302
Net change in unrealized appreciation on investments	483

Net increase in net assets	$913

As of March 31, 2014, Logan JV was not yet formed.

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

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 16 years from the initial investment date. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of March 31, 2015 was $11,877 and $13,496, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11,877 and $13,488, respectively. For the three months ended March 31, 2015 and 2014, the Company recognized interest income totaling $497 and $510, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to collateralized loan obligations (CLO), THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, the Company’s officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the March 31, 2015 and December 31, 2014 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2015 and 2014, the Company earned $169 and $207, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $220 and $277 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the March 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2015 and 2014, the Company earned $426 and $547, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $576 and $748, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2015 and 2014, the Company recognized $56 and $56, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $544 and $600, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2015 and December 31, 2014, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of March 31, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$7,981	$8,382	$8,172	$8,216
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	7,733	8,299	8,040	8,244
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	3,982	4,199	4,105	4,305
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470,895	8,450	8,500	8,450	8,450
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,316	5,812	5,446	5,720

Total CLO residual interests				$33,462	$35,192	$34,213	$34,935

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

For the three months ended March 31, 2015 and 2014, the Company recognized interest income totaling $1,144 and $1,232, respectively, related to CLO residual interests.

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

Income Taxes, Including Excise Tax

The Company has elected to be taxed as a RIC under Subchapter M of the Code and currently qualifies, and intends to continue to qualify each year, as a RIC under the Code. Accordingly, the Company is not subject to U.S. federal income tax on the portion of its taxable income and gains distributed to stockholders.

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three months ended March 31, 2015 and 2014, the Company incurred excise tax expense of $58 and $50, respectively. In addition, for the three months ended March 31, 2015 and 2014, the Company incurred Delaware franchise tax expense of $23 and $23, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2015, and 2014:

	For the three months ended March 31,
	2015	2014
Current income tax provision or benefit:
Current income tax provision	$143	$508
Current provision for taxes on realized gain on investments	—	321

Deferred income tax provision or benefit:
Benefit for taxes on current operating losses	29	—
Benefit for taxes on unrealized gain on investments	173	971

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2015 and December 31, 2014, $87 and $162, respectively, of income tax receivable was included in prepaid expenses and other assets and $5 and $0, respectively, was included as accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, $2,392 and $2,565, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of March 31, 2015 and December 31, 2014, $313 and $285, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s inception-to-date U.S. federal tax years remain subject to examination by taxing authorities.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a variable interest entity. The Company is currently assessing any additional disclosure requirements. ASU 2015-2 will be effective for annual reporting periods in fiscal years that begin after December 15, 2015.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2014-09, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods after December 15, 2016. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” which amends the presentation of debt issuance costs on an entity’s balance sheet. Under ASU 2015-03, an entity would present debt issuance costs as a direct deduction from the carrying value of the associated liability instead of a separate deferred asset. ASU 2015-03 will be effective for annual and interim reporting periods after December 15, 2015. The Company is currently assessing any additional disclosure requirements.

3. Related Party Transactions

Investment Management Agreement

On March 6, 2015, the Company’s investment management agreement was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the three months ended March 31, 2015 and 2014, the Company incurred base management fees of $3,005 and $2,524, respectively. As of March 31, 2015 and December 31, 2014, $3,005 and $2,810, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of the Company’s preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three months ended March 31, 2015 and 2014, the Company incurred $2,978 and $2,689, respectively, of incentive fees related to ordinary income. As of March 31, 2015 and December 31, 2014, $3,010 and $3,119, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2015 and December 31, 2014, $1,023 and $1,056, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2015 and December 31, 2014.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2015 and 2014, the Company incurred $0 and $56, respectively, of incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses. Such costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2015 and 2014, the Company incurred administrator expenses of $947 and $927, respectively. As of March 31, 2015 and December 31, 2014, $122 and $0, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2015 and December 31, 2014, $10 and $0, respectively, of expenses were included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, the Company overpaid $0 and $145 of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2015 and December 31, 2014, $796 and $1,026 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of March 31, 2015 and December 31, 2014, $46 and $45 of expenses, respectively, included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three months ended March 31, 2015 and 2014:

	For the three months ended March 31,
	2015	2014
Jefferson Management Holdings, LLC	$—	$(455)
Surgery Center Holdings, Inc.	—	716
Other	30	38

Net realized (losses)/gains	$30	$299

For the three months ended March 31, 2014, a tax provision of $321 was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2015	2014
Numerator—net increase in net assets resulting from operations:	$15,562	$10,981
Denominator—basic and diluted weighted average common shares:	33,905	33,905
Basic and diluted net increase in net assets per common share resulting from operations:	$0.46	$0.32

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$155,351	2.76%	$303,500	$188,351	2.69%
Term Loan Facility	106,500	106,500	3.44%	106,500	106,500	3.44%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%

Total	$460,000	$311,851	3.63%	$460,000	$344,851	3.51%

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

For the three months ended March 31, 2015, the Company borrowed $20,500 and repaid $53,500 under the Facilities. For the three months ended March 31, 2014, the Company borrowed $122,550 and repaid $21,500 under the Facilities.

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3,081 and $2,089 were incurred in connection with the Facilities during the three months ended March 31, 2015 and 2014, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2015 is in excess of 200%.

Notes

On November 18, 2014, the Company closed a public offering of $50,000 in aggregate principal amount of 6.75% notes due 2021, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

As of March 31, 2015, the carrying amount and fair value of the Company’s Notes was $50,000 and $50,736, respectively. As of December 31, 2014, the carrying amount and fair value of Company’s Notes was $50,000 and $51,620, respectively. The fair value of Company’s Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, the Company incurred $2,125 of fees and expenses. These amounts were capitalized and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2015, the Company amortized $75 of deferred financing costs, which is listed under Amortization of Deferred Financing Costs on the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, the Company had $2,013 and $2,073, respectively, of remaining deferred financing costs on the Notes, which is listed under Deferred Financing Costs on the Company’s Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2015, the Company incurred interest expense on the Notes of $844. This interest expense was paid on March 30, 2015.

The indenture and supplements relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing and (ii) if the Company is not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC the Company will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

The Company recognized a realized loss for three months ended March 31, 2015 and 2014 of $116 and $113, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2015 and 2014, the Company recognized ($182) and $54, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, the Company’s fair value of its swap agreement is ($395) and ($213), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2015 and December 31, 2014, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2015	December 31, 2014
Unfunded delayed draw facilities	$27,487	$29,826
Unfunded revolving commitments	4,478	4,478
Unfunded commitments to investments in funds	1,624	1,854
Unfunded commitments to Logan JV	95,200	113,600

Total unfunded commitments	$128,789	$149,758

9. Dividends

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, it is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2015 distributions as of March 31, 2015, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

10. Financial Highlights

	For the three months ended March 31,
	2015	2014
Per Share Data:
Net asset value, beginning of period	$13.08	$13.36
Net investment income, after taxes(1)	0.35	0.32
Net change in unrealized appreciation on investments(1)(2)	0.11	(0.03)
Benefit for taxes on unrealized gain on investments(1)	0.01	0.03
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	(0.01)	—
Interest rate derivative periodic interest payments, net	—	—
Net realized gain on investments	—	—
Income tax provision, realized gain	—	—

Net increase in net assets resulting from operations	0.46	0.32
Distributions to stockholders from net investment income	(0.34)	(0.27)
Distributions to stockholders from net realized gains	—	(0.07)

Net asset value, end of period	$13.20	$13.34

Per share market value at end of period	$12.29	$13.80
Total return(3)(4)	7.40%	(14.25%)
Shares outstanding at end of period	33,905	33,905
Ratio/Supplemental Data:
Net assets at end of period	$447,655	$452,395
Ratio of total expenses to average net assets (5) (6)	10.64%	8.50%
Ratio of net investment income to average net assets	10.93%	9.57%
Portfolio turnover	3.69%	5.73%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended March 31, 2015, the ratio components included 2.73% of base management fee, 2.73% of incentive fee, 3.19% of the cost of borrowing, 1.97% of other operating expenses, and 0.02% of the impact of all taxes. For the three months ended March 31, 2014, the ratio components included 2.26% of base management fee, 2.34% of incentive fee, 2.15% of the cost of borrowing, 1.75% of other operating expenses, and 0.00% of the impact of all taxes.

11. Subsequent Events

From April 1, 2015 through May 11, 2015, the Company made new and follow-on investments totaling $29,481 in the consumer products, financial services, healthcare, manufacturing and transportation industries. Of the new and follow-on investments, 9.4% were first lien senior secured debt, 56.6% were second lien debt, 17.0% were subordinated debt and 17.0% were income-producing preferred equity securities. Of the new and follow-on debt investments, 79.6% were floating rate and 20.4% were fixed rate based upon principal balance. The follow-on debt investments and income-producing preferred equity investment had a weighted average yield based upon cost at the time of the investment of 12.0%.

On April 13, 2015, Logan JV board of directors authorized an increase in equity commitments to $250,000, of which the Company committed $200,000 and Perspecta committed $50,000. As a result, total remaining equity commitments to Logan JV as of May 11, 2015 totaled $219,000, of which the Company’s share is $175,200 and Perspecta’s share is $43,800.

On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount from $50,000 to $75,000. Commitments under the Logan JV Credit Facility can be increased to $200,000 subject to certain conditions.

On May 4, 2015, the Company completed the sale of $10,986 of its first lien senior secured debt and $691 of its equity in Igloo Products Corp., and affiliated entities, for a gain.

On May 5, 2015, the Company’s board of directors declared a dividend of $0.34 per share payable on June 30, 2015 to stockholders of record at the close of business on June 15, 2015.

As of May 11, 2015, Logan JV has $75,620 of investments in 48 companies with a weighted average yield, based upon current cost, of 6.9%.

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

As of March 31, 2015, we, together with our credit-focused affiliates, collectively had $5,533 million of assets under management. This amount included $773 million of our assets, $211 million of assets of the managed funds and separate account managed by us, and $4,549 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, the consolidated subsidiary of the Advisor.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate of $1,560 million in commitments into 79 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $732 million from paydowns related to these investments. The Company alone has received $603 million from paydowns and sales of investments.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Code. To qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. Pursuant to these elections, we generally will not have to pay corporate-level income taxes on any income we distribute to our stockholders.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, our exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 18.1% (based on cash invested of $483.4 million and total proceeds from these exited investments of $608.2 million). 94.6% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total capital invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

Capital invested, with respect to an investment, represents the aggregate cost basis allocable to the realized or unrealized portion of the investment, net of any upfront fees paid at closing for the term loan portion of the investment.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees (except upfront fees paid at closing for the term loan portion of an investment), amendment fees and other fees and proceeds.

Gross IRR, with respect to an investment, is calculated based on the dates that we invested capital and dates we received distributions, regardless of when we made distributions to our stockholders. Initial investments are assumed to occur at time zero, and all cash flows are deemed to occur on the date in which they did occur.

Gross IRR reflects historical results relating to our past performance and is not necessarily indicative of our future results. In addition, gross IRR does not reflect the effect of management fees, expenses, incentive fees or taxes borne, or to be borne, by us or our stockholders, and would be lower if it did.

Aggregate cash flow realized gross IRR on our exited investments reflects only invested and realized cash amounts as described above, and does not reflect any unrealized gains or losses in our portfolio or non-cash restructuring transactions. Cash flows exclude sales of participations if they were anticipated at the time of the initial investment.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2015, we had $748.4 million (at fair value) of portfolio investments, which represents a $35.8 million, or 4.6% decrease from the $784.2 million (at fair value) as of December 31, 2014. We also decreased our portfolio to 57 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2015, from 60 portfolio investments, including Greenway and Greenway II, as of December 31, 2014.

At March 31, 2015, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.2 million and $14.3 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $40.1 million, respectively. At December 31, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.3 million and $14.3 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $39.7 million, respectively

At March 31, 2015, based upon fair value, 77.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 22.9% bore interest at fixed rates. At December 31, 2014, 72.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.8% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2015	December 31, 2014
First lien secured debt	11.4%	11.3%
Second lien debt	11.1%	11.0%
Subordinated debt (1)	12.9%	13.4%
Investments in payment rights (2)	16.8%	16.8%
CLO residual interests (2)	13.9%	13.4%
Income-producing equity securities	10.7%	10.6%

Debt and income-producing investments (3)	11.7%	11.7%
Debt investments	11.5%	11.6%

(1)	Includes the impact of all loans on non-accrual status.
(2)	Yields from investments in payment rights and CLO residual interests represents an effective yield expected from anticipated cash flows.
(3)	Excludes yield on the Logan JV as the fund commenced operations on December 3, 2014.

As of March 31, 2015 and December 31, 2014, portfolio investments, in which we have debt investments, had an average earnings before interest, taxes, depreciation and amortization, or EBITDA of approximately $29 million and $27 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2015 and December 31, 2014, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.2 times and 4.1 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of March 31, 2015, excluding investments made in Greenway and Greenway II, 80.0% of our portfolio investments are in sponsored investments and 20.0% of our portfolio investments are in unsponsored investments. Our portfolio investments as of March 31, 2015 have used our capital for change of control transactions (23.6%), acquisitions/growth capital (27.3%), refinancings (14.5%), recapitalizations (16.4%) and other (18.2%). As March 31, 2015, we have closed portfolio investments with 46 different sponsors since inception.

As of December 31, 2014, excluding investments made in Greenway and Greenway II, 81.0% of our portfolio investments are in sponsored investments and 19.0% of our portfolio investments are in unsponsored investments. Our portfolio investments as of December 31, 2014 have used our capital for change of control transactions (25.9%), acquisitions/growth capital (25.9%), refinancings (13.8%), recapitalizations (17.2%) and other (17.2%). As December 31, 2014, we have closed portfolio investments with 46 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$384.2	51.9%	$382.3	51.0%
Second lien debt	166.2	22.5%	165.9	22.2%
Subordinated debt	71.1	9.6%	65.7	8.8%
Equity investments	44.3	6.0%	57.0	7.6%
CLO residual interests	33.5	4.5%	35.2	4.7%
Investment in Logan JV	24.8	3.4%	25.2	3.4%
Investment in payment rights	11.9	1.6%	13.5	1.8%
Investments in funds	3.4	0.5%	3.6	0.5%

Total investments	$739.4	100.0%	$748.4	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$396.6	50.9%	$393.8	50.3%
Second lien debt	168.9	21.7%	168.5	21.5%
Subordinated debt	103.9	13.3%	100.7	12.8%
Equity investments	43.5	5.6%	52.7	6.7%
CLO residual interests	34.2	4.4%	34.9	4.5%
Investment in Logan JV	16.8	2.2%	16.7	2.1%
Investment in payment rights	11.9	1.5%	13.5	1.7%
Investments in funds	3.2	0.4%	3.4	0.4%

Total investments	$779.0	100.0%	$784.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of March 31, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.9	$121.4	27.12%
IT services	108.6	106.0	23.68%
Financial services	79.7	74.2	16.57%
Healthcare	61.2	66.8	14.95%
Manufacturing	68.3	66.2	14.78%
Industrials	60.5	60.2	13.44%
Retail & grocery	43.1	50.8	11.35%
Energy / utilities	49.7	48.1	10.76%
Structured products	33.5	35.2	7.86%
Business services	32.1	32.3	7.22%
Food & beverage	22.4	23.3	5.20%
Restaurants	20.9	20.9	4.66%
Media, entertainment and leisure	16.0	20.5	4.57%
Transportation	16.4	16.4	3.66%
Aerospace & defense	6.1	6.1	1.36%

Total Investments	$739.4	$748.4	167.18%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.7	$120.4	27.15%
IT services	108.7	106.5	24.02%
Healthcare	77.5	83.2	18.75%
Financial services	71.4	68.9	15.55%
Manufacturing	70.8	68.4	15.41%
Retail & grocery	53.0	55.8	12.58%
Industrials	54.6	54.1	12.18%
Energy / utilities	50.3	48.9	11.04%
Food & beverage	38.6	39.3	8.85%
Structured products	34.2	34.9	7.87%
Business services	32.2	32.2	7.27%
Media, entertainment and leisure	25.1	29.7	6.69%
Restaurants	20.8	20.8	4.68%
Transportation	14.3	14.3	3.21%
Aerospace & defense	6.8	6.8	1.53%

Total Investments	$779.0	$784.2	176.78%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2015 and 2014 (in millions).

	Three months ended March 31,
	2015	2014
New portfolio investments	$—	$91.7
Existing portfolio investments:
Follow-on investments	15.5	32.1
Delayed draw and revolver investments	2.3	1.8

Total existing portfolio investments	17.8	33.9

Total portfolio investment activity	$17.8	$125.6

Number of new portfolio investments	—	7
Number of existing portfolio investments	5	5

First lien secured debt	$8.8	$67.5
Second lien debt	—	47.2
Subordinated debt	—	8.3
Investments in funds	0.2	0.8
Investment in Logan JV	8.0	—
Equity investments	0.8	1.8
CLO residual interests	—	—

Total portfolio investments	$17.8	$125.6

Weighted average yield of new debt investments	10.6%	10.6%
Weighted average yield, including all new income-producing investments	10.6%	10.6%

For the three months ended March 31, 2015 and 2014, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $59.0 million and $39.3 million, respectively.

The following are proceeds received from notable prepayments and sales of our investments (in millions):

For the three months ended March 31, 2015

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $2.8 million and included a nominal realized gain;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million; and

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million.

For the three months ended March 31, 2014

•	Repayment of an investment in LCP Capital Fund LLC, resulting in proceeds of $8.4 million;

•	Repayment of a subordinated debt investment in SeaStar Solutions, resulting in proceeds of $16.8 million, which included a prepayment premium of $0.3 million; and

•	Partial sale of $4.9 million, which included a nominal realized gain, of a second lien debt investment in Surgery Center Holdings, Inc.

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

Investment Risk

The value of our investments will generally fluctuate with, among other things, changes in prevailing interest rates, U.S. federal tax rates, counterparty risk, general economic conditions, the condition of certain financial markets, developments or trends in any particular industry and the financial condition of the issuer. During periods of limited liquidity and higher price volatility, our ability to dispose of investments at a price and time that we deem advantageous may be impaired.

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

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As of March 31, 2015 and December 31, 2014, Logan JV had equity commitments totaling $150.0 million, of which the Company committed $120.0 million and Perspecta committed $30.0 million.

Equity contributions are called from each member pro-rata, based on their equity commitments. As of March 31, 2015 and December 31, 2014, Logan JV had received $31.0 million and $8.0 million in aggregate capital of which the Company funded $24.8 million and $6.4 million, respectively. As of December 31, 2014, Logan JV had called but not yet received an additional $13.0 million in aggregate capital of which the Company’s pro-rata share is $10.4 million and, which is record as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of March 31, 2015, remaining equity commitments to Logan JV totaled $119.0 million, of which the Company’s share is $95.2 million and Perspecta’s share is $23.8 million. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129.0 million, of which the Company’s share is $103.2 million and Perspecta’s share is $25.8 million.

We have determined that Logan JV is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in Logan JV.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. The Logan JV Credit Facility can be increased to $200.0 million subject to certain conditions. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of March 31, 2015, Logan JV had $31.5 million of outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of March 31, 2015 and December 31, 2014, Logan JV had total investments at fair value of $75.0 million and $30.7 million, respectively. As of March 31, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 46 and 22 different borrowers, respectively. As of March 31, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of March 31, 2015 and December 31, 2014, Logan JV had unfunded commitments to revolver and delayed draw loans to its portfolio companies totaling $0.4 million and $0.2 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

For the three months ended March 31, 2015, we recognized dividend income of $0.3 million related to Logan JV. As of March 31, 2014, Logan JV was not yet formed.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2015:

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt (1)	$67,097	$30,237
Second lien debt (1)	8,500	1,000

Total debt investments	$75,597	$31,237

Weighted average yield on first lien senior secured loans(2)	6.5%	6.5%
Weighted average yield on second lien loans(2)	9.2%	10.0%
Weighted average yield on all loans(2)	6.8%	6.6%
Number of borrowers in Logan JV	46	22
Largest loan to a single borrower(1)	$5,000	$2,500
Total of five largest loans to borrowers(1)	$16,975	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

Logan JV Loan Portfolio as of March 31, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,496	$1,511	$1,501
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	2,000	2,004	2,019
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	995	995	1,000
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,493	1,471	1,486
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	997	988	992
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	1,491	1,478	1,490
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	938	940	933
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	563	564	559
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	972	951	967
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	1,496	1,426	1,420
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,487	2,465	2,501
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	1,496	1,424	1,454
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,494	2,525	2,527
Crowne Group LLC	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,496	1,474	1,488
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	2/11/2015	12/01/2021	1,995	2,015	2,015
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	1,471	1,475	1,486
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/2014	07/30/2021	1,500	1,468	1,494
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,025	2,011
Evergreen Skills Lux S.á r.l.	High Tech	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,497	1,467	1,483
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,492	1,489	1,493
FullBeauty Brands LP / OSP Group Inc.	Retail	4.75% (LIBOR +3.75%)	3/20/2015	03/18/2021	1,000	995	1,000
Getty Images, Inc.	High Tech Industries	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	997	922	844
Great Wolf Resorts Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	1/15/2015	08/06/2020	997	997	1,001
GTCR Valor Companies, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	05/30/2021	1,993	1,974	1,988
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,492	1,464	1,484
Insurance Technologies	High Tech	8% (LIBOR +7%)	3/26/2015	12/01/2019	2,000	1,980	1,980
Insurance Technologies(3)	High Tech	0% (LIBOR +0%)	3/26/2015	12/01/2019	—	(3)	—
IPC Corp	Telecommunications	6.5% (LIBOR +5.5%)	2/3/2015	08/06/2021	2,000	1,978	2,016
KOOSHAREM, LLC	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	1,995	1,980	1,980
Lattice Semiconductor Corp.	High Tech Industries	5.25% (LIBOR +4.25%)	3/6/2015	03/10/2021	1,000	990	1,004
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/11/2021	5,000	4,950	4,950
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	995	981	989
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	995	979	948
Parq Holdings LP(4)	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	—	(3)	—
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	814	838

Logan JV Loan Portfolio as of March 31, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR +6%)	12/22/2014	03/31/2016	1,492	1,489	1,493
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,494	2,466	2,500
Riverbed Technology, Inc.	High Tech	6% (LIBOR +5%)	2/25/2015	03/25/2022	1,000	995	1,011
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,991	1,985	1,991
SourceHOV LLC	Services: Business	6% (LIBOR +5%)	3/17/2015	10/31/2019	1,988	1,904	1,943
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	1,000	951	1,006
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,500	1,393	1,393
Varsity Brands	Consumer goods: Durable	6% (LIBOR +5%)	12/10/2014	12/11/2021	998	988	1,010
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	975	974	980
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,995	1,951	2,007

Total Senior Secured First Lien Term Loans						$66,249	$66,675

Second Lien Term Loans
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	2,000	2,009	2,013
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/30/2020	1,000	996	1,004
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	2,000	2,010	2,013
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,390	1,401
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	1,001
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	913	929
Total Second Lien Term Loans						$8,323	$8,361

						$74,572	$75,036

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a revolver commitment of $209, which was unfunded as of March 31, 2015.
(4)	Represents a delayed draw commitment of $170, which was unfunded as of March 31, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015:

Selected Balance Sheet Information

	As of March 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)

Investments at fair value (cost of $74,572 and $30,697, respectively)	$75,036	$30,678
Capital contributions receivable	—	13,000
Cash	5,325	3,898
Other assets	1,110	898

Total assets	$81,471	$48,474

Loans payable	$31,500	$—
Payable for investments purchased	17,898	26,732
Dividends payable	410	—
Other liabilities	231	813

Total liabilities	$50,039	$27,545

Members’ Equity	$31,432	$20,929

Total liabilities and net assets	$81,471	$48,474

Selected Statement of Operations Information

For the three months ended March 31, 2015
(Dollars in thousands)

Total investment income	$732
Total expenses	302
Net change in unrealized appreciation on investments	483

Net increase in net assets	$913

As of March 31, 2014, Logan JV was not yet formed.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to collateralized loan obligations, or CLOs, THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of March 31, 2015 and December 31, 2014, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the March 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of March 31, 2015, distributions representing 97.0% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through March 31, 2015 totaled $145.6 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2015 and 2014, the Company earned $0.2 million and $0.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $0.2 million and $0.3 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of March 31, 2015, the entire $186.5 million of commitments have been called. The Company’s capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the March 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of March 31, 2015, distributions representing 17.8% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through March 31, 2015 totaled $33.2 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2015 and 2013, we earned $0.4 million and $0.5 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $0.6 million and $0.8 million of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, $0.5 million and $0.6 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2015 and December 31, 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of March 31, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$8.0	$8.4	$8.2	$8.2
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	7.7	8.3	8.0	8.2
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	4.0	4.2	4.1	4.3
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470.9	8.5	8.5	8.5	8.5
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.3	5.8	5.4	5.7

Total CLO residual interests				$33.5	$35.2	$34.2	$34.9

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

For the three months ended March 31, 2015 and 2014, the Company recognized interest income totaling $1.1 million and $1.2 million, respectively, related to CLO residual interests.

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

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which is projected to be 16 years from the initial investment date. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation then all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment is accrued on a quarterly basis and paid annually. The payment is allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as an investment in payment rights.

The amortized cost basis and fair value of the TRA as of March 31, 2015 was $11.9 million and $13.5 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11.9 million and $13.5 million. For the three months ended March 31, 2015 and 2014, the Company recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.12 and 2.07 at March 31, 2015 and December 31, 2014, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015		December 31, 2014
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$62.7	8.4%	$72.1	9.2%
2(b)	533.1	71.2%	569.5	72.7%
3(c)	149.6	20.0%	136.0	17.3%
4(d)	—	—	6.6	0.8%
5(e)	3.0	0.4%	—	—

Total	$748.4	100.0%	$784.2	100.0%

(a)	As of March 31, 2015 and December 31, 2014, Investment Score “1” included $22.2 million and $0, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2015 and December 31, 2014, Investment Score “2” included $111.9 million and $126.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2015 and December 31, 2014, Investment Score “3” included $38.2 million and $24.7 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2015 and December 31, 2014, Investment Score “4” included $0 and $4.6 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of March 31, 2015 and December 31, 2014, Investment Score “5” included $3.0 million and $0, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2015, the Company had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $3.0 million. As of December 31, 2014, we had no loans on non-accrual. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and residual interests, or equity, of CLOs. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three months ended March 31, 2015 and 2014 (in millions):

	For the three months ended March 31,
	2015	2014
Interest income on debt securities
Cash interest	$17.8	$14.0
PIK interest	0.5	0.5
Prepayment premiums	0.2	0.3
Net accretion of discounts and other fees	0.7	1.1

Total interest on debt securities	19.2	15.9
Dividend income	0.3	2.1
Interest income on other income-producing securities	2.0	1.7
Fees related to Greenway and Greenway II	0.6	0.8
Other income	1.7	0.4

Total	$23.8	$20.9

The increases in investment income from the respective periods were primarily due to the growth in the overall investment portfolio, since March 31, 2014, which led to higher interest income, as well as the increase in other income primarily from amendment and other fees including non-recurring fees earned of $1.0 million related to certain portfolio investments. This was offset by lower dividends received from our equity investments for the three months ended March 31, 2015.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,
	2015	2014
Accumulated PIK balance, beginning of period	$7.0	$6.1
PIK income capitalized/receivable	0.6	0.5
PIK received in cash from repayments	(1.4)	—

Accumulated PIK balance, end of period	$6.2	$6.6

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2015 and 2014.

Expenses

Our primary operating expenses include the payment of base management fees, an incentive fee, borrowing expenses related to our credit facilities and Notes, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration and investment management agreements (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

The following shows the breakdown of expenses for the three months ended March 31, 2015 and 2014 (in millions):

	For the three months ended March 31,
	2015	2014
Expenses
Incentive fees(a)	$3.0	$2.7
Base management fees	3.0	2.5
Administrator expenses	0.9	0.9
Interest and fees on borrowings(b)	3.5	2.4
Other expenses	1.3	1.1

Total expenses before taxes	11.7	9.6
Income tax provision, excise and other taxes(c)	0.2	0.6

Total expenses after taxes	$11.9	$10.2

(a)	For the three months ended March 31, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee expense of $0 and $0.1 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities, excise taxes related to our undistributed earnings and Delaware franchise taxes.

The increase in operating expenses for the respective periods was due primarily to the increase in base management fees and incentive fees related to the growth of the portfolio since March 31, 2014, as well as interest and fees, which was a result of an increase in the credit facility commitments and borrowings outstanding.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.9 million, or $0.35 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended March 31, 2015, as compared to $10.7 million, or $0.32 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended March 31, 2014.

The increase in net investment income for the respective periods is primarily attributable to the growth in the overall investment portfolio since March 31, 2014, which led to higher interest income, and as partially offset by an increase in base management fees, incentive fees and borrowing expenses.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three months ended March 31, 2015 and 2014 (in millions):

	For the three months ended March 31,
	2015	2014
Jefferson Management Holdings, LLC	$—	$(0.4)
Surgery Center Holdings, Inc.	—	0.7
Other	—	—

Net realized (losses)/gains	$—	$0.3

For the three months ended March 31, 2014, a tax provision of $0.3 million was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended March 31,
	2015	2014
Gross unrealized appreciation on investments	$9.5	$4.9
Gross unrealized depreciation on investments	(5.7)	(5.3)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	(0.1)	(0.2)

Total	$3.7	$(0.6)

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions and financial performance of certain portfolio investments.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2015 and 2014, the Company recognized a benefit for tax on unrealized gains on investments of $0.2 million and $1.0 million for consolidated subsidiaries, respectively. As of March 31, 2015 and December 31, 2014, $2.4 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation of the investments held in these taxable consolidated subsidiaries as well as the change in prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended March 31, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled ($0.2) million and $0.1 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended March 31, 2015 and 2014, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $15.6 million, or $0.46 per common share based on a weighted average of 33,905,202 common shares for the three months ended March 31, 2015, as compared to $11.0 million, or $0.32 per common share, based on a weighted average of 33,905,202 common shares for the three months ended March 31, 2014.

The increase in net assets resulting from operations between the three months ended March 31, 2015 and 2014 is due primarily to the growth in net investment income and unrealized appreciation in the portfolio.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of dividends to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act.

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

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brings the aggregate size to $410.0 million of commitments. For the three months ended March 31, 2015, we borrowed $20.5 million under our Revolving Facility and repaid $53.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. For the three months ended March 31, 2014, we borrowed $122.6 million under our Revolving Facility and repaid $21.5 million on our Revolving Facility from prepayments and investment income.

Our operating activities provided (used) cash of $49.4 million and ($83.4) million for the three months ended March 31, 2015 and 2014, respectively, primarily in connection with the purchase, repayments and sales of portfolio investments. For the three months ended March 31, 2015, our financing activities used $33.0 million to repay borrowings and used $11.5 million for distributions to stockholders and $0.0 million for the payment of financing and offering costs. For the three months ended March 31, 2014, our financing activities provided cash of $101.1 million from net borrowings and used cash of $11.5 million for distributions to stockholders.

As of March 31, 2015 and December 31, 2014, we had cash of $7.5 million and $2.7 million, respectively.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2015 and December 31, 2014 (in millions):

	As of
	March 31, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$155.4	2.76%	$303.5	$188.4	2.69%
Term Loan Facility	106.5	106.5	3.44%	106.5	106.5	3.44%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%

Total	$460.0	$311.9	3.63%	$460.0	$344.9	3.51%

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

For the three months ended March 31, 2015, we borrowed $20.5 million and repaid $53.5 million under the Facilities. For the three months ended March 31, 2014, we borrowed $122.6 million and repaid $21.5 million under the Facilities.

As of March 31, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3.1 million and $2.1 million were incurred in connection with the Facilities during the three months ended March 31, 2015 and 2014, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2015 is in excess of 200%.

Notes

On November 18, 2014, we closed a public offering of $50.0 million in aggregate principal amount of 6.75% notes due 2021, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

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

As of March 31, 2015, the carrying amount and fair value of our Notes was $50.0 million and $50.7 million, respectively. As of December 31, 2014, the carrying value and fair value of our Notes was $50.0 million and $51.6 million, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, we incurred $2.1 million of fees and expenses. These amounts were capitalized and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2015, we amortized approximately $0.1 million of deferred financing costs, which is included under amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, we had approximately $2.0 million and $2.1 million, respectively, of remaining deferred financing costs on the Notes, which is included under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the three months ending March 31, 2015, we incurred interest expense on the Notes of approximately $0.8 million. This interest expense was paid on March 30, 2015.

As of March 31, 2015, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 6 to our consolidated financial statements for more detail on the Notes.

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

For the three months ended March 31, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2015 and 2014, we recognized ($0.2) million and $0.1 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2015 and December 31, 2014, our fair value of the swap agreement is $(0.4) million and $(0.2) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2015 and December 31, 2014, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2015	December 31, 2014
Unfunded delayed draw facilities	$27.5	$29.8
Unfunded revolving commitments	4.5	4.5
Unfunded commitments to investments in funds	1.6	1.9
Unfunded commitments to Logan JV	95.2	113.6

Total unfunded commitments	$128.8	$149.8

Dividends

We have elected to be taxed as a regulated investment company under Subchapter M of the Code. In order to maintain our status as a regulated investment company, we are required to distribute at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34

Date Declared	Record Date	Payment Date	Amount Per Share
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34

We may not be able to achieve operating results that will allow us to make distributions at a specific level or to increase the amount of these distributions from time to time. If we do not distribute a certain percentage of our income annually, we will suffer adverse tax consequences, including possible loss of its status as a regulated investment company. We cannot assure stockholders that they will receive any distributions at a particular level.

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of its 2015 distributions as of March 31, 2015, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of March 31, 2015 (in millions):

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

For the three months ended March 31, 2015 and 2014, we incurred base management fees payable to the Advisor of $3.0 million and $2.5 million, respectively. As of March 31, 2015 and December 31, 2014, $3.0 million and $2.8 million, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2015 and 2014, we incurred $3.0 million and $2.7 million, respectively, of incentive fees related to ordinary income. As of March 31, 2015 and December 31, 2014, $3.0 million and $3.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2015 and December 31, 2014, $1.0 million and $1.1 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2015 and December 31, 2014.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2015 and 2014, we incurred $0 and $0.1 million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2015 and 2014, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. As of March 31, 2015 and December 31, 2014, $0.1 million and $0, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2015 and December 31, 2014, $0.01 million and $0 of expenses were included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, we overpaid $0 and $0.1 million of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of March 31, 2015 and December 31, 2014, $0.8 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of March 31, 2015 and December 31, 2014, $0.04 million and $0.04 million, respectively, of expenses were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

•

to the extent determined by the audit committee of our board of directors, independent valuation firms are used to conduct independent appraisals and review the Advisor’s preliminary valuations in light of their own independent assessment;

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

The types of factors that we may take into account in fair value pricing our investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. We generally utilize an income approach to value our debt investments and a combination of income and market approaches to value our equity investments. With respect to unquoted securities, the Advisor and our board of directors, in consultation with our independent third party valuation firms, values each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors, which valuation is then approved by our board of directors. For debt investments, we generally determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value is used to determine the value of equity investments and for debt investments that are credit impaired, close to maturity or where we also hold a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2015, we had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $3.0 million. As of December 31, 2014, we had no loans on non-accrual status.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended March 31, 2015 and 2014, we incurred excise tax expense of $0.1 million and $0.1 million, respectively. In addition, for the three months ended March 31, 2015 and 2014, we incurred Delaware franchise tax expense of $0.02 million and $0.02 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2015 and 2014 (in millions):

	For the three months ended March 31,
	2015	2014
Current income tax provision or benefit:
Current income tax provision	$0.1	$0.5
Current provision for taxes on realized gain on investments	—	0.3

Deferred income tax provision or benefit:
Benefit for taxes on current operating losses	—	—
Benefit for taxes on unrealized gain on investments	0.2	1.0

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2015 and December 31, 2014, $0.1 million and $0.2 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0.0 million and $0, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2015 and December 31, 2014, $2.4 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of March 31, 2015 and December 31, 2014, $0.3 million and $0.3 million, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

Because U.S. federal income tax regulations differ from GAAP, distributions in accordance with tax regulations may differ from net investment income and realized gains recognized for financial reporting purposes. Differences may be permanent or temporary. Permanent differences are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Temporary differences arise when certain items of income, expense, gain or loss are recognized at some time in the future. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes.

We follow the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require us to determine whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although we file U.S. federal and state tax returns, our major tax jurisdiction is U.S. federal. Our inception-to-date U.S. federal tax years remain subject to examination by taxing authorities.

Recent Developments

From April 1, 2015 through May 11, 2015, we made new and follow-on investments totaling $29.5 million in the consumer products, financial services, healthcare, manufacturing and transportation industries. Of the new and follow-on investments, 9.4% were first lien senior secured debt, 56.6% were second lien debt, 17.0% were subordinated debt and 17.0% were income-producing preferred equity securities. Of the new and follow-on debt investments, 79.6% were floating rate and 20.4% were fixed rate based upon principal balance. The follow-on debt investments and income-producing preferred equity investment had a weighted average yield based upon cost at the time of the investment of 12.0%.

On April 13, 2015, the Logan JV board of directors authorized an increase in equity commitments to $250.0 million, of which we committed $200.0 million and Perspecta committed $50.0 million. As a result, total remaining equity commitments to Logan JV as of May 11, 2015 totaled $219.0 million, of which our share is $175.2 million and Perspecta’s share is $43.8 million.

On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount from $50.0 million to $75.0 million. Commitments under the Logan JV Credit Facility can be increased to $200 million subject to certain conditions.

On May 4, 2015, we completed the sale of $11.0 million of our first lien senior secured debt and $0.7 million of our equity in Igloo Products Corp., and affiliated entities, for a gain.

On May 5, 2015, our board of directors declared a dividend of $0.34 per share payable on June 30, 2015 to stockholders of record at the close of business on June 15, 2015.

As of May 11, 2015, Logan JV has $75.6 million of investments in 48 companies with a weighted average yield, based upon current cost, of 6.9%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2015, 22.9%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our March 31, 2015 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$10.1	$6.4	$3.7
Up 200 basis points	$5.2	$4.2	$1.0
Up 100 basis points	$0.8	$2.1	$(1.3)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2015 for more information on the incentive fee.

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

Other than as set forth below, there have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on March 10, 2015.

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

THL CREDIT, INC.

Date: May 11, 2015	By:	/S/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: May 11, 2015	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: May 11, 2015	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer