Form 10-Q
period 2015-06-30
THL Credit, Inc.
filed 2015-08-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 6, 2015 was 33,601,002.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2015	December 31, 2014
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $683,752 and $726,811, respectively)	$690,808	$732,862
Controlled investments (cost of $70,990 and $52,208, respectively)	75,413	51,349
Non-controlled, affiliated investments (cost of $8 and $9, respectively)	8	9

Total investments at fair value (cost of $754,750 and $779,028, respectively)	$766,229	$784,220
Cash	7,798	2,656
Interest, dividends, and fees receivable	9,192	6,221
Deferred financing costs	6,230	7,021
Due from affiliate	722	1,216
Deferred tax assets	661	285
Other deferred assets	488	600
Receivable for paydown of investments	717	329
Prepaid expenses and other assets	136	399
Deferred offering costs	94	—
Receivable for investments sold	—	9,538
Total assets	$792,267	$812,485
Liabilities:
Loans payable	$282,851	$294,851
Notes payable	50,000	50,000
Payable for investment purchased	—	10,400
Accrued incentive fees	4,006	4,175
Base management fees payable	2,889	2,810
Deferred tax liability	2,781	2,565
Accrued expenses and other payables	1,078	1,856
Other deferred liabilities	1,305	1,418
Accrued interest and fees	483	576
Interest rate derivative	356	213
Accrued administrator expenses	23	—
Total liabilities	345,772	368,864
Commitments and contingencies (Note 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,601 and 33,905 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	34	34
Paid-in capital in excess of par	444,788	448,726
Net unrealized appreciation on investments, net of provision	8,698	2,627
for taxes of $2,781 and $2,565, respectively
Net unrealized depreciation on interest rate derivative	(356)	(213)
Accumulated undistributed net realized losses	(13,587)	(13,360)
Accumulated undistributed net investment income	6,918	5,807
Total net assets	446,495	443,621
Total liabilities and net assets	$792,267	$812,485

Net asset value per share	$13.29	$13.08

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$20,872	$21,721	$41,781	$39,273
Dividend income	293	637	293	2,785
Other income	847	588	2,501	1,030
From non-controlled, affiliated investments:
Other income	650	760	1,245	1,514
From controlled investments:
Interest income	238	39	476	39
Dividend income	776	—	1,104	—
Other income	75	—	113	—

Total investment income	23,751	23,745	47,513	44,641
Expenses:
Interest and fees on borrowings	3,159	2,475	6,240	4,565
Incentive fees	2,983	2,321	5,961	5,066
Base management fees	2,889	2,879	5,894	5,402
Administrator expenses	923	947	1,870	1,874
Other general and administrative expenses	743	702	1,429	1,264
Amortization of deferred financing costs	398	328	825	635
Professional fees	463	706	797	1,017
Directors’ fees	236	143	436	292

Total expenses	11,794	10,501	23,452	20,115
Income tax provision, excise and other taxes	23	357	218	937

Net investment income	11,934	12,887	23,843	23,589
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain (loss) on non-controlled, non-affiliated investments	46	(573)	77	(274)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(881)	(2,851)	1,004	(3,460)
Controlled, non-affiliated investments	3,420	—	5,282	—
Non-controlled, affiliated investments	—	—	—	—

Net change in unrealized appreciation (depreciation) on investments	2,539	(2,851)	6,286	(3,460)

Net realized and unrealized gain (loss) from investments	2,585	(3,424)	6,363	(3,734)
Benefit (provision) for taxes on realized gain on investments	—	72	—	(249)
(Provision) benefit for taxes on unrealized gain on investments	(388)	14	(216)	984
Interest rate derivative periodic interest payments, net	(111)	(114)	(227)	(227)
Net change in unrealized appreciation (depreciation) on interest rate derivative	39	(152)	(143)	(99)

Net increase in net assets resulting from operations	$14,059	$9,283	$29,620	$20,264

Net investment income per common share:
Basic and diluted	$0.35	$0.38	$0.70	$0.70
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.42	$0.27	$0.87	$0.60
Dividends declared and paid	$0.34	$0.34	$0.68	$0.68
Weighted average shares of common stock outstanding:
Basic and diluted	33,810	33,905	33,857	33,905

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	For the six months ended June 30,
	2015	2014
Increase in net assets from operations:
Net investment income	$23,843	$23,589
Interest rate derivative periodic interest payments, net	(227)	(227)
Net realized gain (loss) on investments	77	(274)
Income tax provision, realized gain	—	(249)
Net change in unrealized appreciation (depreciation) on investments	6,286	(3,460)
(Provision) benefit for taxes on unrealized gain (loss) on investments	(216)	984
Net change in unrealized appreciation (depreciation) on interest rate derivative	(143)	(99)

Net increase in net assets resulting from operations	29,620	20,264
Distributions to stockholders
Distributions to stockholders from net investment income	(22,981)	(20,771)
Distributions to stockholders from net realized gain	—	(2,284)

Total distributions to stockholders	(22,981)	(23,055)
Capital share transactions:
Repurchase of common stock	(3,765)	—

Net decrease in net assets from capital share transactions	(3,765)	—

Total increase (decrease) in net assets	2,874	(2,791)
Net assets at beginning of period	443,621	452,942

Net assets at end of period	$446,495	$450,151

Common shares outstanding at end of period	33,601	33,905

Capital share activity:
Shares repurchased	304	—

Net decrease in capital activity	304	—

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$29,620	$20,264
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) appreciation on investments	(6,286)	3,460
Net change in unrealized depreciation (appreciation) on interest rate derivative	143	99
Net realized loss on investments	8	455
Increase in investments due to PIK	(2,369)	(1,126)
Amortization of deferred financing costs	825	635
Accretion of discounts on investments and other fees	(1,577)	(2,748)
Changes in operating assets and liabilities:
Purchases of investments, net of payable for investment purchased	(79,825)	(183,746)
Proceeds from sale and paydown of investments	106,789	92,204
Increase in interest, dividends and fees receivable	(2,971)	(1,906)
Decrease in escrow receivable	—	1,800
Decrease in other deferred assets	113	112
Decrease in due from affiliate	494	142
Decrease in prepaid expenses and other assets	263	287
Increase in deferred tax asset	(376)	—
Decrease in accrued expenses	(827)	(462)
Decrease (increase) in accrued credit facility fees and interest	(93)	324
Increase in income taxes payable	40	11
Increase (decrease) in deferred tax liability	216	(1,111)
Increase in base management fees payable	79	636
Increase (decrease) in accrued administrator expenses	23	(11)
(Decrease) increase in other deferred liabilities	(113)	233
(Decrease) increase in accrued incentive fees payable	(169)	564
Increase in due to affiliate	—	(361)

Net cash provided by (used in) operating activities	44,007	(70,245)
Cash flows from financing activities
Repurchase of common stock	(3,765)	—
Borrowings under credit facility	76,000	210,750
Repayments under credit facility	(88,000)	(101,249)
Distributions paid to stockholders	(22,981)	(23,055)
Financing and offering costs paid	(119)	(1,811)

Net cash (used in) provided by financing activities	(38,865)	84,635

Net increase in cash	5,142	14,390
Cash, beginning of period	2,656	7,829

Cash, end of period	$7,798	$22,219

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$5,934	$2,722
Income taxes paid	$66	$752
PIK income earned	$2,380	$1,162

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —154.73% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/29/2019	$30,236	$29,945	$30,236
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,750	2,725	2,750
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,788	1,772	1,788
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,670	9,318	9,186
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,506	8,370	8,506
BeneSys Inc.(7) (8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(9)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	16,700	16,504	16,678
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,075	19,478	19,874
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,188
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,615	11,407	11,440
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	245	248	245
Embarcadero Technologies, Inc.	IT services	10.5% (6)	2/15/2013	12/28/2017	9,042	8,966	9,042
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,202	21,884	22,202
Harrison Gypsum, LLC	Industrials	10.5% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	31,828	31,525	31,828
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.0% Cash + 1.5% PIK)	7/1/2011	7/1/2016	8,596	8,555	8,467
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	3,000	2,988	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.1% (6)	8/31/2012	8/30/2017	9,294	9,142	8,830
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	23,415	23,092	22,244
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,151	24,267
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	12,519	12,351	12,519
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,829	2,903
Key Brand Entertainment, Inc.(7) (8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(18)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(47)	—
LAI International, Inc.	Manufacturing	9.8% (6)	10/22/2014	10/22/2019	19,308	18,920	19,018
LAI International, Inc.(7)	Manufacturing	8.3% (6)	10/22/2014	10/22/2019	1,000	1,000	1,000
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	8,288	8,176	7,708
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,755	3,755	3,492
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,286	3,238	3,056
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	28,912	28,807	27,467
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,081	3,078	2,927
Virtus Pharmaceuticals, LLC	Healthcare	10.6%(6)	7/17/2014	7/17/2019	19,869	19,463	19,671
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,295	9,185	9,202
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	6,777	6,777	6,709

Subtotal first lien secured debt					$367,497	$362,510	$360,443
Second lien debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,648	$13,419	$12,692
Aerogroup International Inc.(7)(8)	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	—	(40)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,654	29,597
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,221	7,260
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/17/2014	11/18/2022	4,500	4,246	4,410
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,637	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,831	12,782
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	3	145
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,801	11,880
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,258	12,258
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,060	13,379
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,698	20,348
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,904	10,175
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,594	9,577
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,897	11,000

Subtotal second lien debt					$180,708	$178,183	$177,552

(continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$10,444	$10,347	$10,444
Dr. Fresh, LLC(11)	Consumer products	16.0% (10.0% Cash and 6.0% PIK)(10)	5/15/2012	11/15/2017	15,189	15,040	14,961
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	13.5% (12.0% Cash and 1.5% PIK)(10)	4/30/2012	10/31/2019	9,094	9,005	8,275
Tri Starr Management Services, Inc.	IT services	15.8% (2.1% Cash and 13.7% PIK)(10)	3/4/2013	3/4/2019	20,201	19,828	16,261

Subtotal subordinated debt					$71,716	$71,008	$66,729
Equity investments(13)
A10 Capital, LLC(12)(14)(21)	Financial services		8/25/2014		14,889	$14,884	$14,884
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(21)	Consumer products		6/9/2014		28,180	1,108	200
AIM Media Texas Operating, LLC(12)(15)(22)	Media, entertainment and leisure		6/21/2012		0.763636	764	875
Airborne Tactical Advantage Company, LLC(22)	Aerospace & defense		9/7/2011		512	113	35
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/17/2013		225	169	216
Alex Toys, LLC(12)(13)(15)(22)	Consumer products		5/22/2015		154	1,000	1,000
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		619	619	718
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		501	175	243
Firebirds International, LLC(22)	Restaurants		5/17/2011		1,906	191	338
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		162.44	163	235
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		406.09	408	839
Hostway Corporation(22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(21)	IT services		12/27/2013		1,800	1,800	2,006
Igloo Products Corp.(12)(22)	Consumer products		4/30/2014		1,902	1,716	1,716
OEM Group, Inc.(22)(23)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(12)(22)	Healthcare		4/20/2013		469,673	—	7,097
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		6,796.47	127	220
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		83.92	94	99
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		589.76	590	602
Wheels Up Partners, LLC(12)(15)(22)	Transportation		1/31/2014		1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(22)	Media, entertainment and leisure		5/8/2012		—	—	4,000

Subtotal equity						$25,132	$36,323
CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	15.0%	3/27/2013		—	$7,768	$8,050
Dryden CLO, Ltd.(5)(16)	Structured Products	14.8%	9/12/2013		—	7,399	7,704
Flagship VII, Ltd.(5)(16)	Structured Products	14.5%	12/18/2013		—	3,836	4,080
Flagship VIII, Ltd.(5)(16)	Structured Products	12.3%	10/3/2014		—	7,465	7,217
Sheridan Square CLO, Ltd(5)(16)	Structured Products	16.5%	3/12/2013		—	5,164	5,590

Subtotal CLO residual interests						$31,632	$32,641
Investment in payment rights
Duff & Phelps Corporation(9) (16)	Financial services	16.9%	6/1/2012		—	$11,877	$13,490

Subtotal investment in payment rights						$11,877	$13,490
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,544	$2,578
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			866	1,052

Subtotal investments in funds						$3,410	$3,630

Total non-controlled/non-affiliated investments—154.73% of net asset value						$683,752	$690,808

(continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

June 30, 2015

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments—16.89% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	14.0%	6/19/2014		$6,488	$6,420	$6,488

Subtotal first lien secured debt					$6,488	$6,420	$6,488
Subordinated debt
Dimont & Associates, Inc.(18)(24)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,474	$2,962

Subtotal subordinated debt					$4,556	$4,474	$2,962
Equity investments
C&K Market, Inc.(18)(22)	Retail & grocery		11/3/2010		1,967,367	$2,271	$13,777
C&K Market, Inc.(18)(21)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(22)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(12) (13) (18) (19) (21)	Consumer products		6/19/2014		4,747	4,700	5,030
Thibaut, Inc(12)(13)(18)(22)	Consumer products		6/19/2014		20,639	—	1,661

Subtotal equity						$24,496	$30,305
Investments in funds
THL Credit Logan JV LLC(12)(17)(18)(20)(22)	Financial services		12/3/2014		—	$35,600	$35,658

Subtotal investments in funds						$35,600	$35,658

Total controlled investments —16.89% of net asset value						$70,990	$75,413

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12)(17)(22)	Financial services		1/27/2011			$4	$4
THL Credit Greenway Fund II LLC(12)(17)(22)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$8	$8

Total non-controlled/affiliated investments —0.00% of net asset value						$8	$8

Total investments—171.61% of net asset value						$754,750	$766,229

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(356)

Total derivative instruments—0.08 % of net asset value					$50,000	$—	$(356)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of June 30, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(continued on next page)

See accompanying notes to these consolidated financial statements.

(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Amended rate was 8% cash and 10% PIK from April 1, 2015 to June 29, 2015. The rate changed to 10% cash and 6% PIK from June 30, 2015 and will revert back to 12% cash and 2% PIK upon the earlier of achievement of certain milestones or maturity.
(12)	Member interests of limited liability companies are the equivalent of the stock of corporations.
(13)	Equity ownership may be held as a commitment amount, in shares or in units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of June 30, 2015.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(19)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(21)	Preferred stock
(22)	Common stock, member interest, and warrants
(23)	Warrants received at initial acquisition date at no cost to the Company
(24)	Loan was on non-accrual as of June 30, 2015.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—170.46% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/29/2019	$31,600	$31,275	$31,600
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	4,000	3,939	3,980
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	2,600	2,563	2,587
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,928	9,524	9,630
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,611	8,457	8,525
BeneSys Inc.(7)(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(10)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	26,798	26,446	26,459
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,625	19,934	20,212
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2015	15,461	15,447	14,687
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	13,000	12,745	12,745
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	246	249	244
Embarcadero Technologies, Inc.	IT services	10.7%(6)	2/15/2013	12/28/2017	9,300	9,208	9,300
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR +9.5%)	10/31/2013	10/31/2018	22,202	21,842	22,202
Harrison Gypsum, LLC	Industrials	10.0% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	25,963	25,699	25,444
Hart InterCivic, Inc.	IT services	12.3% (LIBOR + 9.8% Cash + 1.0% PIK)	7/1/2011	7/1/2016	8,556	8,496	8,342
Hart InterCivic, Inc.(7)	IT services	11.3% (LIBOR + 9.8% Cash)	7/1/2011	7/1/2016	3,000	2,982	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.6%(6)	8/31/2012	8/30/2017	8,558	8,403	8,173
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,841	23,500
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	38,286	37,479	37,425
Ingenio Acquisition, LLC	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	5/9/2013	3/14/2019	9,108	8,971	9,108

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,849	12,651	12,849
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,823	2,874
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	—	(21)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(54)	—
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	19,308	18,899	18,899
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	—	—	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	8,828	8,686	7,990
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	4,000	4,000	3,620
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	7/16/2014	9/28/2017	3,500	3,439	3,168
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	26,597	26,376	24,735
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,044	3,036	2,892
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	20,124	19,667	19,822
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,629	9,510	9,533
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	3,763	3,763	3,726

Subtotal first lien secured debt					$396,753	$390,265	$387,271
Second lien debt
Aerogroup International Inc.	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	$13,648	$13,397	$13,102
Aerogroup International Inc.(7)(8)	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	—	(45)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	17,000	16,683	16,683
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,210	7,223
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/7/2014	11/18/2022	7,500	7,059	7,144
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,609	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,849	12,576
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	—	143
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,785	11,880

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,035	13,312
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,292	11,426
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,656	20,453
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,898	10,010
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,577	11,509
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,886	11,000

Subtotal second lien secured debt					$171,433	$168,891	$168,510

(Continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$5,444	$5,391	$5,431
Country Pure Foods, LLC	Food & beverage	13.0%	8/13/2010	2/13/2017	16,181	16,181	16,181
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	14,743	14,565	14,448
Gold, Inc.	Consumer products	12.0%	12/31/2012	6/30/2019	16,788	16,788	16,620
Martex Fiber Southern Corp.	Industrials	13.5% (12.5% Cash + 1.5% PIK)(10)	4/30/2012	10/31/2019	9,026	8,928	8,394
Sheplers, Inc.	Retail & grocery	17.0% (10.0% Cash + 7.0% PIK)(11)	12/20/11	12/20/2017	2,040	2,020	2,040
The Studer Group, L.L.C.	Healthcare	12.0%	9/29/2011	1/31/2019	16,910	16,910	16,910
Tri Starr Management Services, Inc.	IT services	15.8% (12.5% Cash + 3.3% PIK)(10)	3/4/2013	3/4/2019	18,918	18,637	16,080

Subtotal subordinated debt					$100,050	$99,420	$96,104
Equity investments(13)
A10 Capital, LLC(12)(14)(23)	Financial services		8/25/2014		2,967	$9,837	$9,837
Aerogroup International Inc.(24)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(25)	Consumer products		6/9/2014		28,180	1,108	467
AIM Media Texas Operating, LLC(12)(15)(24)	Media, entertainment and leisure		6/21/2012		0.763636	764	857
Airborne Tactical Advantage Company, LLC(24)	Aerospace & defense		9/7/2011		511,812	113	9
Airborne Tactical Advantage Company, LLC(23)	Aerospace & defense		9/17/2013		225,000	169	204
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		619	619	779
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		501	175	302
Firebirds International, LLC(24)	Restaurants		5/17/2011		1,906	191	300
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		162.44	163	226
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		406.09	408	642

Hostway Corporation(24)	IT services		12/27/2013	20,000	200	—
Hostway Corporation(24)	IT services		12/27/2013	1,800	1,800	2,111
Igloo Products Corp.(12) (24)	Consumer products		4/30/2014	2,406	2,407	2,241
OEM Group, Inc.(24)(25)	Manufacturing		10/7/2010	—	—	—
Surgery Center Holdings, Inc.(12)(24)	Healthcare		4/20/2013	469,673	—	6,200
Wheels Up Partners, LLC(12)(15)(24)	Transportation		1/31/2014	1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(24)	Media, entertainment and leisure		5/8/2012	—	—	4,000

Subtotal equity					$18,965	$29,175
CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	12.8%	3/27/2013	—	$8,172	$8,216
Dryden CLO, Ltd.(5)(16)	Structured Products	13.8%	9/12/2013	—	8,040	8,244
Flagship VII, Ltd.(5)(16)	Structured Products	13.8%	12/18/2013	—	4,105	4,305
Flagship VIII, Ltd.(5)(16)	Structured Products	12.8%	10/3/2014	—	8,450	8,450
Sheridan Square CLO, Ltd(5)(16)	Structured Products	14.5%	3/12/2013	—	5,446	5,720

Subtotal CLO residual interests					$34,213	$34,935
Investment in payment rights
Duff & Phelps Corporation(9)(16)	Financial services	16.8%	6/1/2012	—	$11,877	$13,488

Subtotal investment in payment rights					$11,877	$13,488

(Continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013		$2,314	$2,314	$2,316
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012		1,251	866	1,063

Subtotal investments in funds					$3,565	$3,180	$3,379

Total non-controlled/non-affiliated investments—170.46% of net asset value					$671,801	$726,811	$732,862

Controlled investments—6.32% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	12.0%	6/19/2014		$6,520	$6,445	$6,520

Subtotal first lien secured debt					$6,520	$6,445	$6,520
Subordinated debt
Dimont & Associates, Inc.(18)(20)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,473	$4,556

Subtotal subordinated debt					$4,556	$4,473	$4,556
Equity investments
C&K Market, Inc.(18)(19)(24)	Retail & grocery		11/3/2010		1,967,367	$2,271	$6,036
C&K Market, Inc.(18)(19)(23)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(20)(24)	Financial services		10/20/2014		50,004	6,569	2,000
Thibaut, Inc(12)(13)(18)(21)(23)	Consumer products		6/19/2014		4,747	4,694	4,874
Thibaut, Inc(12)(13)(18)(24)	Consumer products		6/19/2014		20,639	—	785

Subtotal equity						$24,490	$23,532
Investments in Logan JV
THL Credit Logan JV LLC(12)(18)(22)(24)	Financial services		12/3/2014		—	16,800	16,741

Subtotal investments in funds						$16,800	$16,741

Total controlled investments—6.32% of net asset value					$11,076	$52,208	$51,349

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12) (17)(24)	Financial services		1/27/2011			5	5
THL Credit Greenway Fund II LLC(12)(17)(24)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$9	$9
Total non-controlled/affiliated investments—0.00% of net asset value						$9	$9

Total investments—176.78% of net asset value					$682,877	$779,028	$784,220

(Continued on next page)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(213)

Total derivative instruments—0.03% of net asset value					$50,000	$—	$(213)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2014.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(19)	C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000. See Note 4, Realized Gains and Losses on Investments for additional detail.
(20)	On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, the Company recognized a loss in the amount of $11,878 and invested $4,557 in the subordinated term loan of Dimont. See Note 4, Realized Gains and Losses on Investments for additional detail.
(21)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(22)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(23)	Preferred stock
(24)	Common stock, member interest, and warrants
(25)	Warrants received at initial acquisition date at no cost to the Company

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2015

(in thousands, except per share data)

(unaudited)

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

In December 2014, the Company completed a public debt offering selling $50,000 of 6.75% Notes due 2021, or the Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48,500.

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2015.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 10, 2015. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2015 and December 31, 2014.

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

Partial Loan Sales

The Company follows the guidance in ASC Topic 860 Transfers and Servicing when accounting for loan participations and other partial loan sales. Such guidance requires a participation or other partial loan sale to meet the definition of a “participating interest”, as defined in the guidance as a pro-rata ownership interest in an entire financial asset, in order for sale treatment to be allowed. Participations or other partial loan sales which do not meet the definition of a participating interest remain on the Company’s Consolidated Statements of Assets and Liabilities and the proceeds are recorded as a secured borrowing until the definition is met.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2015, the Company had one loan on non-accrual with an amortized cost basis of $4,474 and fair value of $2,962. As of December 31, 2014, the Company had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accumulated PIK balance, beginning of period	$6,245	$6,599	$7,041	$6,064
PIK income capitalized/receivable	1,786	627	2,380	1,162
PIK received in cash from repayments	(464)	—	(1,854)	—

Accumulated PIK balance, end of period	$7,567	$7,226	$7,567	$7,226

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the six months ended June 30, 2015 and 2014.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$366,931	$—	$—	$366,931
Second lien debt	177,552	—	—	177,552
Subordinated debt	69,691	—	—	69,691
Equity investments	66,628	—	—	66,628
CLO residual interests	32,641	—	—	32,641
Investment in Logan JV	35,658	—	—	35,658
Investment in payment rights	13,490	—	—	13,490
Investments in funds	3,638	—	—	3,638

Total investments	$766,229	$—	$—	$766,229

Interest rate derivative	(356)	—	(356)	—

Total liability at fair value	$(356)	$—	$(356)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$393,791	$—	$—	$393,791
Second lien debt	168,510	—	—	168,510
Subordinated debt	100,660	—	—	100,660
Equity investments	52,707	—	—	52,707
CLO residual interests	34,935	—	—	34,935
Investment in Logan JV	16,741	—	—	16,741
Investment in payment rights	13,488	—	—	13,488
Investments in funds	3,388	—	—	3,388

Total investments	$784,220	$—	$—	$784,220

Interest rate derivative	(213)	—	(213)	—

Total liability at fair value	$(213)	$—	$(213)	$—

The following is a summary of the industry classification in which the Company invests as of June 30, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$121,188	$121,660	27.25%
Financial services	112,735	106,958	23.96%
IT services	105,084	101,909	22.82%
Manufacturing	70,986	69,010	15.46%
Healthcare	61,957	68,743	15.40%
Industrials	60,008	59,977	13.43%
Energy / utilities	48,373	46,647	10.45%
Retail & grocery	29,731	40,292	9.02%
Structured products	31,632	32,641	7.31%
Business services	32,092	32,433	7.26%
Food & beverage	22,455	23,276	5.21%
Restaurants	20,889	20,686	4.63%
Media, entertainment and leisure	15,879	20,297	4.55%
Transportation	16,962	16,911	3.79%
Aerospace & defense	4,779	4,789	1.07%

Total Investments	$754,750	$766,229	171.61%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,742	$120,388	27.15%
IT services	108,705	106,567	24.02%
Healthcare	77,487	83,164	18.75%
Financial services	71,420	68,997	15.55%
Manufacturing	70,817	68,357	15.41%
Retail & grocery	52,985	55,798	12.58%
Industrials	54,561	54,050	12.18%
Energy / utilities	50,284	48,989	11.04%
Food & beverage	38,594	39,251	8.85%
Structured products	34,213	34,935	7.87%
Business services	32,182	32,244	7.27%
Media, entertainment and leisure	25,134	29,688	6.69%
Restaurants	20,847	20,753	4.68%
Transportation	14,273	14,259	3.21%
Aerospace & defense	6,784	6,780	1.53%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$253,746	$252,553	56.56%
Southwest	182,252	172,597	38.66%
Midwest	101,605	100,851	22.59%
Southeast	86,593	98,629	22.09%
West	62,151	62,420	13.98%
Northwest	38,458	48,943	10.96%
International	29,945	30,236	6.77%

Total Investments	$754,750	$766,229	171.61%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$208,928	$208,218	46.95%
Southwest	211,098	204,531	46.10%
Southeast	109,082	119,214	26.87%
Midwest	117,329	116,468	26.25%
West	72,861	73,048	16.47%
International	31,275	31,600	7.12%
Northwest	28,455	31,141	7.02%

Total Investments	$779,028	$784,220	176.78%

The following table rolls forward the changes in fair value during the six months ended June 30, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220
Purchases	13,495	25,188	4,949	19,029	6,764	—	—	69,425
Sales and repayments	(42,897)	(16,258)	(35,187)	—	(717)	—	(2,581)	(97,640)
Unrealized appreciation (depreciation)(1)	918	(251)	(2,554)	138	7,746	2	287	6,286
Realized loss	(5)	(3)	—	—	—	—	—	(8)
Net amortization of premiums, discounts and fees	1,125	363	74	—	15	—	—	1,577
PIK	504	3	1,749	—	113	—	—	2,369

Ending balance, June 30, 2015	$366,931	$177,552	$69,691	$39,296	$66,628	$13,490	$32,641	$766,229

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$1,055	$(116)	$(2,535)	$138	$7,746	$2	$287	$6,579

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes investment in Logan JV.

The following table rolls forward the changes in fair value during the six months ended June 30, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	87,679	89,857	8,275	850	9,345	—	—	196,006
Sales and repayments	(59,375)	(14,797)	(16,500)	(8,354)	(938)	—	(2,464)	(102,428)
Unrealized appreciation (depreciation)(1)	1,338	(1,263)	(3,092)	85	(1,333)	3	802	(3,460)
Realized loss(1)	—	—	—	—	(455)	—	—	(455)
Net amortization of premiums, discounts and fees	1,796	445	369	—	—	—	138	2,748
PIK	105	196	825	—	—	—	—	1,126

Ending balance, June 30, 2014	$294,508	$232,316	$145,856	$2,127	$17,656	$13,847	$36,094	$742,404

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$3,383	$(1,263)	$(2,471)	$85	$(877)	$3	$802	$(338)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$330,050	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
	36,881	Market comparable companies (market approach)	EBITDA Multiple	5.5x - 6.0x (5.8x)
Second lien debt	177,552	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	66,729	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
	2,962	Market comparable companies (market approach)	EBITDA Multiple	1.8x - 1.9x (1.9x)
Investments in funds	3,638	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	51,744	Market comparable companies (market approach)	EBITDA Multiple	6.4x - 7.2x (6.8x)
	14,884	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
Investment in Logan JV	35,658	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,490	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	32,641	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Investments	$766,229

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$393,791	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (13%)
Second lien debt	168,510	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	100,660	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	3,388	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	42,870	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.2x)
	9,837	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in Logan JV	16,741	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,488	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	34,935	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Investments	$784,220

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As of June 30, 2015, Logan JV had equity commitments totaling $250,000, of which the Company committed $200,000 and Perspecta committed $50,000. As of December 31, 2014, Logan JV had equity commitments totaling $150,000, of which the Company committed $120,000 and Perspecta committed $30,000.

Equity contributions are called from each member pro-rata, based on their equity commitments. As of June 30, 2015 and December 31, 2014, Logan JV had received $44,500 and $8,000 in aggregate capital of which the Company funded $35,600 and $6,400, respectively. As of December 31, 2014, Logan JV had called but not yet received an additional $13,000 in aggregate capital of which the Company’s pro-rata share is $10,400 and which is recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of June 30, 2015, remaining equity commitments to Logan JV totaled $205,500, of which the Company’s share is $164,400 and Perspecta’s share is $41,100. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129,000, of which the Company’s share is $103,200 and Perspecta’s share is $25,800.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $75,000. On July 27, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $100,000. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of June 30, 2015, Logan JV had $67,500 outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of June 30, 2015 and December 31, 2014, Logan JV had total investments at fair value of $111,250 and $30,678, respectively. As of June 30, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 68 and 22 different borrowers, respectively. As of June 30, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of June 30, 2015 and December 31, 2014, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $209 and $170, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2015 and December 31, 2014:

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt (1)	$96,222	$30,237
Second lien debt (1)	16,524	1,000

Total debt investments	$112,746	$31,237

Weighted average yield on first lien secured loans(2)	6.4%	6.7%
Weighted average yield on second lien loans(2)	8.9%	10.0%
Weighted average yield on all loans(2)	6.8%	6.6%
Number of borrowers in Logan JV	68	22
Largest loan to a single borrower(1)	$4,988	$2,500
Total of five largest loans to borrowers(1)	$18,005	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and six months ended June 30, 2015, the Company’s share of dividend income from distributions declared related to its Logan JV LLC equity interest was $776 and $1,104, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of June 30, 2015 and December 31, 2014, $944 and $0, respectively, of dividend income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2015, dividend income earned of $776 for the three months ended June 30, 2015, represented a dividend yield to the Company of 11.1% based upon average equity invested. As of June 30, 2014, Logan JV was not yet formed.

Logan JV Loan Portfolio as of June 30, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,492	$1,507	$1,499
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	1,995	1,999	2,007
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	992	992	1,004
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	5/27/2015	12/20/2020	997	988	996
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	995	986	992
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	4/30/2015	04/30/2020	1,983	1,965	1,949
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	5/13/2015	09/23/2021	998	851	858
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,490
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	972	952	975
CAbi	Retail	5.75% (LIBOR +4.75%)	6/19/2015	06/10/2019	1,250	1,238	1,250
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	2,989	2,867	2,727
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,417	2,396	2,424
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	5/28/2015	10/24/2022	3,000	2,996	2,947
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,989	2,899	2,926
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,488	2,523	2,513
Crowne Group LLC	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,492	1,475	1,489
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	2/11/2015	12/01/2021	1,990	2,011	2,000
CWGS Group, LLC	Automotive	5.25% (LIBOR +4.25%)	12/22/2014	02/20/2020	2,439	2,440	2,456
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/2014	07/30/2021	1,500	1,469	1,493
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,024	2,012
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,494	1,465	1,455
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,489	1,485	1,497
FullBeauty Brands LP / OSP Group Inc.	Retail	4.75% (LIBOR +3.75%)	3/20/2015	03/18/2021	997	993	997
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	995	924	740
Gold Standard Baking Inc	Wholesale	5.5% (LIBOR +4.5%)	5/19/2015	05/11/2021	3,000	2,985	2,985
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	6/9/2015	06/30/2020	1,997	1,998	2,006
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/5/2014	05/30/2021	1,987	1,969	1,989
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,489	1,458	1,489
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	1,948	1,930	1,928
Insurance Technologies (3)	High Tech Industries	0% (LIBOR +0%)	3/26/2015	12/01/2019	—	—	(2)
J Jill	Retail	6% (LIBOR +5%)	5/8/2015	05/08/2022	1,050	1,045	1,050
KOOSHAREM, LLC	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	2,987	2,976	2,973
Lattice Semiconductor Corp.	High Tech Industries	5.25% (LIBOR +4.25%)	3/6/2015	03/10/2021	998	988	1,001
LegalZoom	Services: Business	8% (LIBOR +7%)	6/15/2015	06/18/2020	2,993	2,993	2,992

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	6/23/2015	06/08/2022	2,657	2,674	2,664
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	06/17/2022	343	345	344
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/11/2021	4,988	4,940	4,938
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,489	1,468	1,475
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	5/29/2015	06/01/2022	2,000	1,988	1,999
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	992	979	970
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	993	977	943
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	170	167	172
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	815	838
Physiotherapy Associates Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	6/4/2015	05/07/2021	1,000	995	1,003
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	5/21/2015	07/01/2019	1,000	995	1,005
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,488	2,461	2,512
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	2/25/2015	04/27/2022	998	993	1,009
Roundy’s Supermarkets, Inc.	Retail	5.75% (LIBOR +4.75%)	5/28/2015	03/03/2021	3,000	2,931	2,910
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,923	1,943
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	3/17/2015	10/31/2019	1,975	1,896	1,824
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	998	951	1,010
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,995	1,861	1,850
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	5/7/2015	05/31/2021	1,000	966	988
TWCC Holding Corp.	Media: Broadcasting & Subscription	5.75% (LIBOR +5%)	5/21/2015	02/13/2020	1,529	1,514	1,512
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	995	986	1,003
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	962	961	964
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,990	1,948	1,925

Total Senior Secured First Lien Term Loans						$95,025	$94,908

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	6/19/2015	05/27/2022	1,000	990	1,004
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	2,000	2,008	2,037
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	6/25/2015	06/10/2023	1,000	985	996
Confie Seguros Holding II Co	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	6/29/2015	05/09/2019	500	495	500
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/03/2020	1,000	996	999
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	524	526	527
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	6/26/2015	05/30/2022	1,000	988	990
Hyland Software, Inc.	High Tech Industries	8.5% (LIBOR +7.5%)	6/12/2015	05/27/2023	1,500	1,493	1,503
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,394	1,436
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	1,010

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
MRI SOFTWARE LLC	High Tech Industries	9% (LIBOR +8%)	6/19/2015	06/05/2022	1,000	985	1,005
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	916	954
Royal Adhesives and Sealants LLC/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	6/12/2015	06/19/2023	1,000	993	1,003
TWCC Holding Corp.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	5/28/2015	06/26/2020	2,000	1,867	1,872
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/12/2023	500	496	506

Total Second Lien Term Loans						$16,137	$16,342

						$111,162	$111,250

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a revolver commitment of $209, which was unfunded as of June 30, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Novitex Acquisition, LLC	Consumer goods: Non- Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

The Company has committed to fund $200,000 of LLC equity interest subscriptions to Logan JV. As of June 30, 2015 and December 31, 2014, $35,600 and $6,400 of the Company’s LLC equity interest subscriptions to Logan JV had been called and contributed. For the three and six months ended June 30, 2015, the Company recorded $776 and $1,104 in dividend income from the Logan JV LLC equity interests, respectively. As of June 30, 2014, Logan JV was not yet formed.

Below is certain summarized financial information for Logan JV as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015:

Selected Balance Sheet Information

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $111,162 and $30,697, respectively)	$111,250	$30,678
Capital contributions receivable	—	13,000
Cash	20,297	3,898
Other assets	1,459	898

Total assets	$133,006	$48,474

Loans payable	$67,500	$—
Payable for investments purchased	19,301	26,732
Distribution payable	1,180	—
Other liabilities	453	813

Total liabilities	$88,434	$27,545

Members’ Equity	$44,572	$20,929

Total liabilities and Member’s Equity	$133,006	$48,474

Selected Statement of Operations Information

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$1,472	$2,203
Fee income	61	61

Total revenues	1,533	2,264
Credit facility expenses	455	731
Other expenses	92	117

Total expenses	547	848

Net investment income	986	1,416
Net change in unrealized appreciation (depreciation) on investments	(376)	107

Net increase in net assets	$610	$1,523

As of June 30, 2014, Logan JV was not yet formed.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of June 30, 2015 was $11,877 and $13,490, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11,877 and $13,488, respectively. For the three and six months ended June 30, 2015, the Company recognized interest income totaling $502 and $1,000, respectively, related to the TRA. For the three and six months ended June 30, 2014, the Company recognized interest income totaling $516 and $1,026, respectively, related to the TRA.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the June 30, 2015 and December 31, 2014 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2015, the Company earned $222 and $391, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company earned $195 and $402, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $274 and $277 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the June 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2015, the Company earned $428 and $855, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company earned $565 and $1,112, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $447 and $748, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and six months ended June 30, 2015, the Company recognized $56 and $113, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company recognized $56 and $113, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $488 and $600, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2015 and December 31, 2014, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of June 30, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$7,768	$8,050	$8,172	$8,216
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	7,399	7,704	8,040	8,244
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	3,836	4,080	4,105	4,305
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470,895	7,465	7,217	8,450	8,450
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	5,164	5,590	5,446	5,720

Total CLO residual interests				$31,632	$32,641	$34,213	$34,935

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

For the three and six months ended June 30, 2015, the Company recognized interest income totaling $1,149 and $2,293, respectively, related to CLO residual interests. For the three and six months ended June 30, 2014, the Company recognized interest income totaling $1,207 and $2,439, respectively, related to CLO residual interests.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three months ended June 30, 2015 and 2014, the Company incurred excise tax expense of $225 and $73, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred excise tax expense of $283 and $123, respectively. In addition, for the three and six months ended June 30, 2015, the Company incurred Delaware franchise tax expense of $22 and $45, respectively. For the three and six months ended June 30, 2014, the Company incurred Delaware franchise tax expense of $23 and $45, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2015, and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Current income tax provision:
Current income tax (benefit) provision	$(224)	$261	$(110)	$769
Current (benefit) provision for taxes on realized gain on investments	—	(72)	—	249

Deferred income tax provision:
Provision (benefit) for taxes on unrealized gain on investments	388	(14)	216	(984)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2015 and December 31, 2014, $0 and $162, respectively, of income tax receivable was included in prepaid expenses and other assets and $40 and $0 of income taxes payable, respectively, was included as accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and December 31, 2014, $2,781 and $2,565, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of June 30, 2015 and December 31, 2014, $661 and $285, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2014-09, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods after December 15, 2017. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),” which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 will be effective for annual and interim reporting periods after December 15, 2015. The Company is currently assessing any additional disclosure requirements.

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

For the three and six months ended June 30, 2015, the Company incurred base management fees of $2,889 and $5,894, respectively. For the three and six months ended June 30, 2014, the Company incurred base management fees of $2,879 and $5,402, respectively. As of June 30, 2015 and December 31, 2014, $2,889 and $2,810, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2015, the Company incurred $2,983 and $5,961, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2014, the Company incurred $3,042 and $5,731, respectively, of incentive fees related to ordinary income. As of June 30, 2015 and December 31, 2014, $2,867 and $3,119, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2015 and December 31, 2014, $1,139 and $1,056, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of June 30, 2015 and December 31, 2014.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2015, the Company incurred $0 and $0, respectively, of incentive fees related to the GAAP incentive fee. For the three and six months ended June 30, 2014, the Company reversed $721 and $665, respectively, of incentive fees related to the GAAP incentive fee.

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

For the three and six months ended June 30, 2015, the Company incurred administrator expenses of $923 and $1,870, respectively. For the three and six months ended June 30, 2014, the Company incurred administrator expenses of $947 and $1,874, respectively. As of June 30, 2015 and December 31, 2014, $23 and $0, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2015 and December 31, 2014, the Company overpaid $0 and $145 of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2015 and December 31, 2014, $721 and $1,026 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of June 30, 2015 and December 31, 2014, $0 and $45 of expenses, respectively, included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2015 and 2014:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Escrow receivable settlement (a)	—	$(1,030)	$—	$(1,030)
Blue Coat Systems, Inc.	—	414	—	414
Jefferson Management Holdings, LLC	—	—	—	(455)
Surgery Center Holdings, Inc.	—	—	—	716
Other	46	43	77	81

Net realized (losses)/gains	$46	$(573)	$77	$(274)

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the three and six months ended June 30, 2014.

For the three and six months ended June 30, 2015, the Company did not record a tax (benefit) provision related to realized gains. For the three and six months ended June 30, 2014, a tax (benefit) provision of ($72) and $249 were recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Numerator—net increase in net assets resulting from operations:	$14,059	$9,283	$29,620	$20,264
Denominator—basic and diluted weighted average common shares:	33,810	33,905	33,857	33,905
Basic and diluted net increase in net assets per common share resulting from operations:	$0.42	$0.27	$0.87	$0.60

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$176,351	2.69%	$303,500	$188,351	2.69%
Term Loan Facility	106,500	106,500	3.44%	106,500	106,500	3.44%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%

Total	$460,000	$332,851	3.54%	$460,000	$344,851	3.51%

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

For the six months ended June 30, 2015, the Company borrowed $76,000 and repaid $88,000 under the Facilities. For the six months ended June 30, 2014, the Company borrowed $210,750 and repaid $101,249 under the Facilities.

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3,159 and $2,475 were incurred in connection with the Facilities during the three months ended June 30, 2015 and 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $6,240 and $4,565 were incurred in connection with the Facilities during the six months ended June 30, 2015 and 2014, respectively.

Notes

In December 2014, the Company completed a public offering of $50,000 in aggregate principal amount of 6.75% notes due 2021, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

As of June 30, 2015, the carrying amount and fair value of the Company’s Notes was $50,000 and $50,660, respectively. As of December 31, 2014, the carrying amount and fair value of Company’s Notes was $50,000 and $51,620, respectively. The fair value of Company’s Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, the Company incurred $2,125 of fees and expenses. These amounts were capitalized and are being amortized using the effective yield method over the term of the Notes. For the three and six months ended June 30, 2015, the Company amortized $76 and $151 of deferred financing costs, respectively, which is listed under Amortization of Deferred Financing Costs on the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, the Company had $1,938 and $2,073, respectively, of remaining deferred financing costs on the Notes, which is listed under Deferred Financing Costs on the Company’s Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2015, the Company incurred interest expense on the Notes of $844 and $1,688, respectively.

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

The Company recognized a realized loss for three and six months ended June 30, 2015 of $111 and $227, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for three and six months ended June 30, 2014 of $114 and $227, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2015, the Company recognized $39 and ($143), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2014, the Company recognized ($152) and ($99), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, the Company’s fair value of its swap agreement is ($356) and ($213), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2015 and December 31, 2014, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2015	December 31, 2014
Unfunded delayed draw facilities	$10,707	$29,826
Unfunded revolving commitments	4,478	4,478
Unfunded commitments to investments in funds	1,624	1,854
Unfunded commitments to Logan JV	164,400	113,600

Total unfunded commitments	$181,209	$149,758

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2015 distributions as of June 30, 2015, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

10. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Per Share Data:
Net asset value, beginning of period	$13.20	$13.34	$13.08	$13.36
Net investment income, after taxes(1)	0.35	0.38	0.70	0.70
Net realized (loss) gains on investments(1)	—	(0.02)	—	(0.01)
Income tax provision, realized gain(1)	—	—	—	(0.01)
Net change in unrealized appreciation on investments(1)(2)	0.08	(0.08)	0.18	(0.11)
(Provision) benefit for taxes on unrealized gain on investments(1)	(0.01)	—	—	0.03
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	—	—	(0.01)	—

Net increase in net assets resulting from operations	0.42	0.28	0.87	0.60
Accretive effect of repurchase of common stock(2)	0.01	—	0.02	—
Distributions to stockholders from net investment income	(0.34)	(0.34)	(0.68)	(0.61)
Distributions to stockholders from net realized gains	—	—	—	(0.07)

Net asset value, end of period	$13.29	$13.28	$13.29	$13.28

Per share market value at end of period	$11.55	$14.00	$11.55	$14.00
Total return(3)(4)	(3.25%)	3.91%	3.91%	(10.90%)
Shares outstanding at end of period	33,601	33,905	33,601	33,905
Ratio/Supplemental Data:
Net assets at end of period	$446,495	$450,151	$446,495	$450,151
Ratio of total expenses to average net assets(5)(6)	10.70%	9.39%	10.71%	8.99%
Ratio of net investment income to average net assets	10.49%	11.45%	10.74%	10.53%
Portfolio turnover	5.14%	8.56%	11.81%	14.42%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended June 30, 2015, the ratio components included 2.59% of base management fee, 2.69% of incentive fee, 3.19% of the cost of borrowing, 2.12% of other operating expenses, and 0.11% of the impact of all taxes. For the three months ended June 30, 2014, the ratio components included 2.56% of base management fee, 2.05% of incentive fee, 2.49% of the cost of borrowing, 2.22% of other operating expenses, and 0.07% of the impact of all taxes.

For the six months ended June 30, 2015, the ratio components included 2.66% of base management fee, 2.70% of incentive fee, 3.19% of the cost of borrowing, 2.05% of other operating expenses, and 0.11% of the impact of all taxes. For the six months ended June 30, 2014, the ratio components included 2.41% of base management fee, 2.22% of incentive fee, 2.32% of the cost of borrowing, 1.98% of other operating expenses, and 0.06% of the impact of all taxes.

11. Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice. The Company have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that the Company purchases in connection with the stock repurchase program. The Company’s net asset value per share was increased by approximately $0.01 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3,765	—	$3,765	—
Shares repurchased	304	—	304	—
Average price per share (including commission)	$12.38	—	$12.38	—
Weighted average discount to net asset value	6.20%	—	6.20%	—

12. Subsequent Events

From July 1, 2015 through August 6, 2015, the Company made $2,324 of revolver, delayed draw and follow-on debt investments and a $4,800 investment in the Logan JV.

From July 1, 2015 through August 6, 2015, the Company sold its CLO residual interests in Adirondack Park CLO Ltd. and Sheridan Square, CLO Ltd. for proceeds of $12,736.

On August 4, 2015, the Company’s board of directors declared a dividend of $0.34 per share payable on September 30, 2015 to stockholders of record at the close of business on September 15, 2015.

As of August 6, 2015, Logan JV has $122,950 of investments in 71 companies with a weighted average yield, based upon current cost, of 6.90%.

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates;

•	the impact of changes to tax legislation and, generally, our tax position; and

•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

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

As of June 30, 2015, we, together with our credit-focused affiliates, collectively had $5,644 million of assets under management. This amount included $792 million of our assets, $208 million of assets of the managed funds and separate account managed by us, and $4,644 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, the consolidated subsidiary of the Advisor.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate of $1,615.7 million in commitments into 80 separate portfolio companies through a combination of both initial and follow-on investments. The Company alone represented $1,282.2 million of the $1,615.7 million aggregate investments made since April 2010. Since April 2010, we, along with our managed funds and separately managed account, have received $796.5 million from paydowns related to these investments. The Company alone has received $642.2 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2015, we had $766.2 million (at fair value) of portfolio investments, which represents a $18.0 million, or 2.3% decrease from the $784.2 million (at fair value) as of December 31, 2014. We also decreased our portfolio to 57 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2015, from 60 portfolio investments, including Greenway and Greenway II, as of December 31, 2014.

At June 30, 2015, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment (excluding restructured investments where we converted debt to equity and the Logan JV), at amortized cost and fair value was approximately $15.0 million and $15.1 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $35.6 million and $35.7 million, respectively. At December 31, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.3 million and $14.3 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $39.7 million, respectively.

At June 30, 2015, based upon fair value, 76.5% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 23.5% bore interest at fixed rates. At December 31, 2014, 72.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.8% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2015	December 31, 2014
First lien secured debt	11.5%	11.3%
Second lien debt	11.0%	11.0%
Subordinated debt (1)	13.2%	13.4%
Investments in payment rights(2)	16.9%	16.8%
CLO residual interests(2)	14.5%	13.4%
Income-producing equity securities	11.0%	10.6%

Debt and income-producing investments(3)	11.8%	11.7%
Debt investments	11.5%	11.6%

(1)	Includes the impact of all loans on non-accrual status.
(2)	Yields from investments in payment rights and CLO residual interests represents an effective yield expected from anticipated cash flows.
(3)	Excludes yield on the Logan JV as the fund commenced operations on December 3, 2014. As of June 30, 2015, dividend income earned of $776 for the three months ended June 30, 2015 represented a dividend yield to us of 11.1% based upon average equity invested.

As of June 30, 2015 and December 31, 2014, portfolio investments, in which we have debt investments, had an average earnings before interest, taxes, depreciation and amortization, or EBITDA of approximately $29 million and $27 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2015 and December 31, 2014, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.2 times and 4.1 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of June 30, 2015, excluding investments made in Greenway and Greenway II, 80.0% of our portfolio investments are in sponsored investments and 20.0% of our portfolio investments are in unsponsored investments. Our portfolio investments as of June 30, 2015 have used our capital for change of control transactions (23.6%), acquisitions/growth capital (29.1%), refinancings (14.5%), recapitalizations (14.5%) and other (18.3%). As June 30, 2015, we have closed portfolio investments with 46 different sponsors since inception.

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

The following table summarizes the amortized cost and fair value of investments as of June 30, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$369.0	48.8%	$366.9	47.7%
Second lien debt	178.2	23.6%	177.6	23.2%
Subordinated debt	75.5	10.0%	69.7	9.1%
Equity investments	49.6	6.6%	66.6	8.7%
CLO residual interests	31.6	4.2%	32.6	4.3%
Investment in Logan JV	35.6	4.7%	35.7	4.7%
Investment in payment rights	11.9	1.6%	13.5	1.8%
Investments in funds	3.4	0.5%	3.6	0.5%

Total investments	$754.8	100.0%	$766.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$396.6	50.9%	$393.8	50.3%
Second lien debt	168.9	21.7%	168.5	21.5%
Subordinated debt	103.9	13.3%	100.7	12.8%
Equity investments	43.5	5.6%	52.7	6.7%
CLO residual interests	34.2	4.4%	34.9	4.5%
Investment in Logan JV	16.8	2.2%	16.7	2.1%
Investment in payment rights	11.9	1.5%	13.5	1.7%
Investments in funds	3.2	0.4%	3.4	0.4%

Total investments	$779.0	100.0%	$784.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of June 30, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$121.2	$121.7	27.25%
Financial services	112.7	107.0	23.96%
IT services	105.1	101.9	22.82%
Manufacturing	70.9	68.9	15.46%
Healthcare	62.0	68.7	15.40%
Industrials	60.0	60.0	13.43%
Energy / utilities	48.4	46.6	10.45%
Retail & grocery	29.7	40.4	9.02%
Structured products	31.6	32.6	7.31%
Business services	32.1	32.4	7.26%
Food & beverage	22.5	23.3	5.21%
Restaurants	20.9	20.7	4.63%
Media, entertainment and leisure	15.9	20.3	4.55%
Transportation	17.0	16.9	3.79%
Aerospace & defense	4.8	4.8	1.07%

Total Investments	$754.8	$766.2	171.61%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.7	$120.4	27.15%
IT services	108.7	106.5	24.02%
Healthcare	77.5	83.2	18.75%
Financial services	71.4	68.9	15.55%
Manufacturing	70.8	68.4	15.41%
Retail & grocery	53.0	55.8	12.58%
Industrials	54.6	54.1	12.18%
Energy / utilities	50.3	48.9	11.04%
Food & beverage	38.6	39.3	8.85%
Structured products	34.2	34.9	7.87%
Business services	32.2	32.2	7.27%
Media, entertainment and leisure	25.1	29.7	6.69%
Restaurants	20.8	20.8	4.68%
Transportation	14.3	14.3	3.21%
Aerospace & defense	6.8	6.8	1.53%

Total Investments	$779.0	$784.2	176.78%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2015 and 2014 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
New portfolio investments	$12.3	$42.3	$12.3	$134.1
Existing portfolio investments:
Follow-on investments	37.5	22.8	53.1	54.9
Delayed draw and revolver investments	1.8	2.3	4.0	4.0

Total existing portfolio investments	39.3	25.1	57.1	58.9

Total portfolio investment activity	$51.6	$67.4	$69.4	$193.0

Number of new portfolio investments	1	3	1	10
Number of existing portfolio investments	7	7	10	8
First lien secured debt	$4.7	$17.1	$13.4	$84.7
Second lien debt	25.2	42.7	25.2	89.9
Subordinated debt	5.0	—	5.0	8.3
Investments in funds	—	—	0.2	0.8
Investment in Logan JV	10.7	—	18.8	—
Equity investments	6.0	7.6	6.8	9.3

Total portfolio investments	$51.6	$67.4	$69.4	$193.0

Weighted average yield of new debt investments	11.9%	11.5%	11.6%	11.0%
Weighted average yield, including all new income-producing investments	12.2%	11.5%	11.9%	11.0%

For the three and six months ended June 30, 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $38.9 million and $97.9 million, respectively. For the three and six months ended June 30, 2014, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $65.0 million and $104.4 million, respectively.

The following are proceeds received from notable prepayments and sales of our investments (in millions):

For the six months ended June 30, 2015

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $2.8 million and included a nominal realized gain;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million;

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million;

•	Repayment of second lien and subordinated debt investments in Sheplers, Inc. at par, resulting in proceeds of $13.5 million;

•	Partial sale of first lien secured debt and common equity investments in Igloo Products Corp., which resulted in proceeds of $14.1 million and included a nominal realized gain; and

•	Partial sale of a second lien debt investment in Vision Solutions, Inc., which resulted in proceeds of $2.0 million.

For the six months ended June 30, 2014

•	Sale of a second lien debt investment in Blue Coat Systems, Inc., resulting in proceeds of $10.3 million and included a realized gain of $0.4 million;

•	Repayment of a first lien secured debt investment in Cydcor LLC at par, resulting in proceeds of $13.2 million;

•	Sale of a first lien secured debt investment in Hostway Corporation, resulting in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of an investment in LCP Capital Fund LLC, resulting in proceeds of $8.4 million;

•	Repayment of a first lien secured debt investment in NCM Group Holdings, LLC, resulting in proceeds of $28.1 million, which included a prepayment premium of $1.3 million;

•	Repayment of a subordinated debt investment in SeaStar Solutions, resulting in proceeds of $16.8 million, which included a prepayment premium of $0.3 million; and

•	Partial sale of $4.9 million, which included a nominal realized gain, of a second lien debt investment in Surgery Center Holdings, Inc.

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

We expect the first lien secured debt and second lien debt composition of our portfolio and our investment in Logan JV will grow as percent of the portfolio as we continue to exit our CLO equity positions as opportunities allow, subordinated loans repay over time and our equity positions are realized in the future.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 18.0% (based on cash principal invested of $496.5 million and total proceeds from these exited investments of $628.2 million). 94.7% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Logan JV is capitalized with equity contributions which are generally called from its members as transactions are completed. As June 30, 2015, Logan JV had equity commitments totaling $250.0 million, of which we committed $200.0 million and Perspecta committed $50.0 million. As December 31, 2014, Logan JV had equity commitments totaling $150.0 million, of which we committed $120.0 million and Perspecta committed $30.0 million.

Equity contributions are called from each member pro-rata, based on their equity commitments. As of June 30, 2015 and December 31, 2014, Logan JV had received $44.5 million and $8.0 million in aggregate capital of which we funded $35.6 million and $6.4 million, respectively. As of December 31, 2014, Logan JV had called but not yet received an additional $13.0 million in aggregate capital of which our pro-rata share is $10.4 million and which is recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities. As of June 30, 2015, remaining equity commitments to Logan JV totaled $205.5 million, of which our share is $164.4 million and Perspecta’s share is $41.1 million. As of December 31, 2014, remaining equity commitments to Logan JV totaled $129.0 million, of which our share is $103.2 million and Perspecta’s share is $25.8 million.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $75.0 million. On July 27, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $100.0 million. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of June 30, 2015, Logan JV had $67.5 million of outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of June 30, 2015 and December 31, 2014, Logan JV had total investments at fair value of $111.3 million and $30.7 million, respectively. As of June 30, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 68 and 22 different borrowers, respectively. As of June 30, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of June 30, 2015 and December 31, 2014, Logan JV had unfunded commitments to revolver and delayed draw loans to its portfolio companies totaling $0.2 million and $0.2 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2015 and December 31, 2014:

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt (1)	$96,222	$30,237
Second lien debt (1)	16,524	1,000

Total debt investments	$112,746	$31,237

Weighted average yield on first lien secured loans(2)	6.4%	6.7%
Weighted average yield on second lien loans(2)	8.9%	10.0%
Weighted average yield on all loans(2)	6.8%	6.6%
Number of borrowers in Logan JV	68	22
Largest loan to a single borrower(1)	$4,988	$2,500
Total of five largest loans to borrowers(1)	$18,005	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and six months ended June 30, 2015, our share of dividend income from distributions declared related to its Logan JV LLC equity interest was $0.8 and $1.1 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of June 30, 2015 and December 31, 2014, $0.9 million and $0, respectively, of dividend income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2015, dividend income earned of $0.8 for the three months ended June 30, 2015, represented a dividend yield to the Company of 11.1% based upon average equity invested. As of June 30, 2014, Logan JV was not yet formed.

Logan JV Loan Portfolio as of June 30, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,492	$1,507	$1,499
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	1,995	1,999	2,007
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	992	992	1,004
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	5/27/2015	12/20/2020	997	988	996
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	995	986	992
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	4/30/2015	04/30/2020	1,983	1,965	1,949
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	5/13/2015	09/23/2021	998	851	858
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,490
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	972	952	975
CAbi	Retail	5.75% (LIBOR +4.75%)	6/19/2015	06/10/2019	1,250	1,238	1,250
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	2,989	2,867	2,727
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,417	2,396	2,424
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	5/28/2015	10/24/2022	3,000	2,996	2,947
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,989	2,899	2,926
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,488	2,523	2,513
Crowne Group LLC	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,492	1,475	1,489
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	2/11/2015	12/01/2021	1,990	2,011	2,000
CWGS Group, LLC	Automotive	5.25% (LIBOR +4.25%)	12/22/2014	02/20/2020	2,439	2,440	2,456
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/2014	07/30/2021	1,500	1,469	1,493
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,024	2,012
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,494	1,465	1,455
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,489	1,485	1,497
FullBeauty Brands LP / OSP Group Inc.	Retail	4.75% (LIBOR +3.75%)	3/20/2015	03/18/2021	997	993	997
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	995	924	740
Gold Standard Baking Inc	Wholesale	5.5% (LIBOR +4.5%)	5/19/2015	05/11/2021	3,000	2,985	2,985
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	6/9/2015	06/30/2020	1,997	1,998	2,006
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/5/2014	05/30/2021	1,987	1,969	1,989
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,489	1,458	1,489
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	1,948	1,930	1,928
Insurance Technologies(3)	High Tech Industries	0% (LIBOR +0%)	3/26/2015	12/01/2019	—	—	(2)
J Jill	Retail	6% (LIBOR +5%)	5/8/2015	05/08/2022	1,050	1,045	1,050
KOOSHAREM, LLC	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	2,987	2,976	2,973
Lattice Semiconductor Corp.	High Tech Industries	5.25% (LIBOR +4.25%)	3/6/2015	03/10/2021	998	988	1,001
LegalZoom	Services: Business	8% (LIBOR +7%)	6/15/2015	06/18/2020	2,993	2,993	2,992

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	6/23/2015	06/08/2022	2,657	2,674	2,664
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	06/17/2022	343	345	344
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/11/2021	4,988	4,940	4,938
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,489	1,468	1,475
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	5/29/2015	06/01/2022	2,000	1,988	1,999
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	992	979	970
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	993	977	943
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	170	167	172
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	815	838
Physiotherapy Associates Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	6/4/2015	05/07/2021	1,000	995	1,003
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	5/21/2015	07/01/2019	1,000	995	1,005
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,488	2,461	2,512
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	2/25/2015	04/27/2022	998	993	1,009
Roundy’s Supermarkets, Inc.	Retail	5.75% (LIBOR +4.75%)	5/28/2015	03/03/2021	3,000	2,931	2,910
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,923	1,943
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	3/17/2015	10/31/2019	1,975	1,896	1,824
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	998	951	1,010
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,995	1,861	1,850
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	5/7/2015	05/31/2021	1,000	966	988
TWCC Holding Corp.	Media: Broadcasting & Subscription	5.75% (LIBOR +5%)	5/21/2015	02/13/2020	1,529	1,514	1,512
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	995	986	1,003
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	962	961	964
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,990	1,948	1,925

Total Senior Secured First Lien Term Loans						$95,025	$94,908

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	6/19/2015	05/27/2022	1,000	990	1,004
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	2,000	2,008	2,037
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	6/25/2015	06/10/2023	1,000	985	996
Confie Seguros Holding II Co	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	6/29/2015	05/09/2019	500	495	500
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/03/2020	1,000	996	999
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	524	526	527
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	6/26/2015	05/30/2022	1,000	988	990
Hyland Software, Inc.	High Tech Industries	8.5% (LIBOR +7.5%)	6/12/2015	05/27/2023	1,500	1,493	1,503
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,394	1,436
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	1,010

Portfolio Company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MRI SOFTWARE LLC	High Tech Industries	9% (LIBOR +8%)	6/19/2015	06/05/2022	1,000	985	1,005
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	916	954
Royal Adhesives and Sealants LLC/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	6/12/2015	06/19/2023	1,000	993	1,003
TWCC Holding Corp.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	5/28/2015	06/26/2020	2,000	1,867	1,872
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/12/2023	500	496	506

Total Second Lien Term Loans						$16,137	$16,342

						$111,162	$111,250

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a revolver commitment of $209, which was unfunded as of June 30, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

We have committed to fund $200.0 million of LLC equity interest subscriptions to Logan JV. As of June 30, 2015 and December 31, 2014, $35.6 million and $6.4 million of our LLC equity interest subscriptions to Logan JV had been called and contributed. For the three and six months ended June 30, 2015, we recorded $0.8 million and $1.1 million in dividend income from the Logan JV LLC equity interests, respectively. As of June 30, 2014, Logan JV was not yet formed.

Below is certain summarized financial information for Logan JV as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015:

Selected Balance Sheet Information

	As of June 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $111,162 and $30,697, respectively)	$111,250	$30,678
Capital contributions receivable	—	13,000
Cash	20,297	3,898
Other assets	1,459	898

Total assets	$133,006	$48,474

Loans payable	$67,500	$—
Payable for investments purchased	19,301	26,732
Distribution payable	1,180	—
Other liabilities	453	813

Total liabilities	$88,434	$27,545

Members’ Equity	$44,572	$20,929

Total liabilities and Member’s Equity	$133,006	$48,474

Selected Statement of Operations Information

	For the three months ended June 30, 2015	For the six months ended June 30, 2015
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$1,472	$2,203
Fee income	61	61

Total revenues	1,533	2,264
Credit facility expenses	455	731
Other expenses	92	117

Total expenses	547	848

Net investment income	986	1,416
Net change in unrealized appreciation (depreciation) on investments	(376)	107

Net increase in net assets	$610	$1,523

As of June 30, 2014, Logan JV was not yet formed.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of June 30, 2015 and December 31, 2014, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the June 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of June 30, 2015, distributions representing 97.0% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through June 30, 2015 totaled $145.6 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended June 30, 2015 and 2014, the Company earned $0.2 million and $0.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, the Company earned $0.4 million and $0.4 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $0.3 million and $0.3 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of June 30, 2015, the entire $186.5 million of commitments have been called. The Company’s capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the June 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of June 30, 2015, distributions representing 18.7% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through June 30, 2015 totaled $35.0 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended June 30, 2015 and 2014, we earned $0.4 million and $0.6 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, we earned $0.9 million and $1.1 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $0.4 million and $0.8 million of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended June 30, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, $0.5 million and $0.6 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2015 and December 31, 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of June 30, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$7.7	$8.0	$8.2	$8.2
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	7.4	7.7	8.0	8.2
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	3.8	4.1	4.1	4.3
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470.9	7.5	7.2	8.5	8.5
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	5.2	5.6	5.4	5.7

Total CLO residual interests				$31.6	$32.6	$34.2	$34.9

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

For the three months ended June 30, 2015 and 2014, we recognized interest income totaling $1.1 million and $1.2 million, respectively, related to CLO residual interests. For the six months ended June 30, 2015 and 2014, we recognized interest income totaling $2.3 million and $2.4 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of June 30, 2015 was $11.9 million and $13.5 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11.9 million and $13.5 million. For the three months ended June 30, 2015 and 2014, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the six months ended June 30, 2015 and 2014, we recognized interest income totaling $1.0 million and $1.0 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.16 and 2.07 at June 30, 2015 and December 31, 2014, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015		December 31, 2014
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$63.5	8.3%	$72.1	9.2%
2(b)	527.9	68.9%	569.5	72.7%
3(c)	155.5	20.3%	136.0	17.3%
4(d)	16.3	2.1%	6.6	0.8%
5(e)	3.0	0.4%	—	—

Total	$766.2	100.0%	$784.2	100.0%

(a)	As of June 30, 2015 and December 31, 2014, Investment Score “1” included $22.2 million and $0, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2015 and December 31, 2014, Investment Score “2” included $132.0 million and $126.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2015 and December 31, 2014, Investment Score “3” included $40.2 million and $24.7 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2015 and December 31, 2014, Investment Score “4” included $0 million and $4.6 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of June 30, 2015 and December 31, 2014, Investment Score “5” included $3.0 million and $0, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2015, we had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $3.0 million. As of December 31, 2014, we had no loans on non-accrual. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2015 and 2014

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and residual interests, or equity, of CLOs. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following shows the breakdown of investment income for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income on debt securities
Cash interest	$16.7	$16.7	$34.5	$30.6
PIK interest	1.4	0.6	1.9	1.2
Prepayment premiums	—	1.3	0.2	1.7
Net accretion of discounts and other fees	0.9	1.4	1.6	2.3

Total interest on debt securities	19.0	20.0	38.2	35.8
Dividend income	1.1	0.6	1.4	2.8
Interest income on other income-producing securities	2.1	1.7	4.1	3.5
Fees related to Greenway and Greenway II	0.7	0.8	1.2	1.5
Other income	0.9	0.6	2.6	1.0

Total	$23.8	$23.7	$47.5	$44.6

The increases in investment income between the three month periods was primarily due to the growth in dividend income and other income primarily from amendment and other fees. This increase was offset by lower prepayment premiums received.

The increases in investment income between the six month periods ended June 30, 2015 and 2014 was primarily due to the growth in the overall investment portfolio since June 30, 2014, which led to higher interest income, as well as the increase in other income primarily from amendment and other fees. This increase was offset by lower dividends received from our equity investments.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Accumulated PIK balance, beginning of period	$6.3	$6.6	$7.0	$6.1
PIK income capitalized/receivable	1.8	0.6	2.4	1.1
PIK received in cash from repayments	(0.5)	—	(1.8)	—

Accumulated PIK balance, end of period	$7.6	$7.2	$7.6	$7.2

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2015 and 2014.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expenses
Interest and fees on Borrowings(b)	$3.6	$2.8	$7.1	$5.2
Incentive fees(a)	3.0	2.3	6.0	5.1
Base management fees	2.9	2.9	5.9	5.4
Other expenses	1.4	1.7	2.6	2.6
Administrator expenses	0.9	0.9	1.9	1.9

Total expenses before taxes	11.8	10.6	23.5	20.2
Income tax provision, excise and other taxes(c)	—	0.3	0.2	0.9

Total expenses after taxes	$11.8	$10.9	$23.7	$21.1

(a)	For the three months ended June 30, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee reversal of $0 and $0.7 million, respectively. For the six months ended June 30, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee reversal of $0 and $0.7 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(b)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities, excise taxes related to our undistributed earnings and Delaware franchise taxes.

The increase in operating expenses for the respective periods was due primarily to the increase in base management and incentive fees related to the growth of the portfolio, since June 30, 2014, as well as interest and fees, which was a result of an increase in the credit facility commitments and borrowings outstanding. This increase in expenses for each respective period was offset by a decrease in income tax provision which was the result of updated tax estimates from portfolio companies held by our blocker corporations.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.9 million, or $0.35 per common share based on a weighted average of 33,810,089 common shares outstanding for the three months ended June 30, 2015, as compared to $12.9 million, or $0.38 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended June 30, 2014.

Net investment income was $23.8 million, or $0.70 per common share based on a weighted average of 33,857,384 common shares outstanding for the six months ended June 30, 2015, as compared to $23.6 million, or $0.70 per common share based on a weighted average of 33,905,202 common shares outstanding for the six months ended June 30, 2014.

The decrease in net investment income between the three month periods is primarily attributable to the increase in base management and incentive fees and borrowing expenses.

The increase in net investment income between the six month periods is primarily attributable to the growth in the overall investment portfolio since June 30, 2014, which led to higher interest income, and was partially offset by an increase in base management fee, incentive fees and borrowing expenses.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2015 and 2014 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Escrow receivable settlement (a)	$—	$(1.0)	$—	$(1.0)
Blue Coat Systems, Inc.	—	0.4	—	0.4
Jefferson Management Holdings, LLC	—	—	—	(0.5)
Surgery Center Holdings, Inc.	—	—	—	0.7
Other	—	—	0.1	0.1

Net realized (losses)/gains	$—	$(0.6)	$0.1	$(0.3)

For the three and six months ended June 30, 2015, we did not record a tax (benefit) provision related to realized gains. For the three and six months ended June 30, 2014, a tax (benefit) provision of ($0.1) and $0.2 million, respectively, was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross unrealized appreciation on investments	$6.3	$4.7	$13.9	$9.6
Gross unrealized depreciation on investments	(3.7)	(5.2)	(7.3)	(10.3)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	(0.1)	(2.4)	(0.3)	(2.8)

Total	$2.5	$(2.9)	$6.3	$(3.5)

The net change in unrealized appreciation on our investments was driven primarily by changes in the capital market conditions and financial performance of certain portfolio investments.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2015 and 2014, the Company recognized a provision (benefit) for tax on unrealized gains on investments of $0.4 million and ($0.0)

million for consolidated subsidiaries, respectively. For the six months ended June 30, 2015 and 2014, the Company recognized a (benefit) provision for tax on unrealized gains on investments of $0.2 million and ($1.0) million for consolidated subsidiaries, respectively. As of June 30, 2015 and December 31, 2014, $2.8 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation of the investments held in these taxable consolidated subsidiaries as well as the change in prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended June 30, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.04 million and $(0.2) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the six months ended June 30, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $(0.1) million and $(0.1) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended June 30, 2015 and 2014, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the six months ended June 30, 2015 and 2014, we realized a loss of $0.2 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $14.1 million, or $0.42 per common share based on a weighted average of 33,810,089 common shares for the three months ended June 30, 2015, as compared to $9.3 million, or $0.27 per common share, based on a weighted average of 33,905,202 common shares for the three months ended June 30, 2014.

Net increase in net assets resulting from operations totaled $29.6 million, or $0.87 per common share based on a weighted average of 33,857,384 common shares for the six months ended June 30, 2015, as compared to $20.3 million, or $0.60 per common share, based on a weighted average of 33,905,202 common shares for the six months ended June 30, 2014.

The increase in net assets resulting from operations between the three and six months periods ended June 30, 2015 and 2014 is due primarily to changes in unrealized appreciation in the portfolio.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2015 Annual Stockholder Meeting held on June 2, 2015, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

In December 2014, the Company completed a public debt offering selling $50.0 million of Notes due 2021, or the Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48.5 million.

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brings the aggregate size to $410.0 million of commitments. For the six months ended June 30, 2015, we borrowed $76.0 million under our Revolving Facility and repaid $88.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. For the six months ended June 30, 2014, we borrowed $197.3 million under our Revolving Facility and $13.5 million under our Term Loan Facility and repaid $101.2 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities provided (used) cash of $44.0 million and ($70.2) million for the six months ended June 30, 2015 and 2014, respectively, primarily in connection with the purchase, repayments and sales of portfolio investments. For the six months ended June 30, 2015, our financing activities used $12.0 million to repay borrowings, used $23.0 million for distributions to stockholders, used $3.8 million to repurchase common stock, and $0.1 million for the payment of financing and offering costs. For the six months ended June 30, 2014, our financing activities provided cash of $109.5 million from net borrowings and used cash of $23.1 million for distributions to stockholders and $1.8 million for the payment of financing and offering costs.

As of June 30, 2015 and December 31, 2014, we had cash of $7.8 million and $2.7 million, respectively.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$176.4	2.69%	$303.5	$188.4	2.69%
Term Loan Facility	106.5	106.5	3.44%	106.5	106.5	3.44%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%

Total	$460.0	$332.9	3.54%	$460.0	$344.9	3.51%

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

For the six months ended June 30, 2015, we borrowed $76.0 million and repaid $88.0 million under the Facilities. For the six months ended June 30, 2014, we borrowed $210.8 million and repaid $101.2 million under the Facilities.

As of June 30, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3.2 million and $2.5 million were incurred in connection with the Facilities during the three months ended June 30, 2015 and 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $6.2 and $4.6 million were incurred in connection with the Facilities during the six months ended June 30, 2015 and 2014, respectively.

Notes

In December 2014, we completed a public offering of $50.0 million in aggregate principal amount of 6.75% notes due 2021, or the Notes. The Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX.”

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

As of June 30, 2015, the carrying amount and fair value of our Notes was $50.0 million and $50.7 million, respectively. As of December 31, 2014, the carrying value and fair value of our Notes was $50.0 million and $51.6 million, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, we incurred $2.1 million of fees and expenses. These amounts were capitalized and are being amortized using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2015, we amortized approximately $0.1 million and $0.2 million, respectively, of deferred financing costs, which is included under amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, we had approximately $1.9 million and $2.1 million, respectively, of remaining deferred financing costs on the Notes, which is included under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the three and six months ending June 30, 2015, we incurred interest expense on the Notes of approximately $0.8 million and $1.7 million, respectively.

As of June 30, 2015, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 6 to our consolidated financial statements for more detail on the Notes.

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

For the three months ended June 30, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, we recognized $0.2 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended June 30, 2015 and 2014, we recognized $0.04 million and ($0.2) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the six months ended June 30, 2015 and 2014, we recognized ($0.1) million and ($0.1) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2015 and December 31, 2014, our fair value of the swap agreement is $(0.4) million and $(0.2) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2015 and December 31, 2014, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2015	December 31, 2014
Unfunded delayed draw facilities	$10.7	$29.8
Unfunded revolving commitments	4.5	4.5
Unfunded commitments to investments in funds	1.6	1.9
Unfunded commitments to Logan JV	164.4	113.6

Total unfunded commitments	$181.2	$149.8

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended June 30, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of its 2015 distributions as of June 30, 2015, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of June 30, 2015 (in millions):

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

Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program. Our net asset value per share was increased by approximately $0.01 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2015 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3.8	—	$3.8	—
Shares repurchased	0.3	—	0.3	—
Average price per share (including commission)	$12.38	—	$12.38	—
Weighted average discount to net asset value	6.20%	—	6.20%	—

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

For the three months ended June 30, 2015 and 2014, we incurred base management fees payable to the Advisor of $2.9 million and $2.9 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred base management fees payable to the Advisor of $5.9 million and $5.4 million, respectively. As of June 30, 2015 and December 31, 2014, $2.9 million and $2.8 million, respectively, was payable to the Advisor.

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

For the three months ended June 30, 2015 and 2014, we incurred $2.9 million and $3.0 million, respectively, of incentive fees related to ordinary income. For the six months ended June 30, 2015 and 2014, we incurred $6.0 million and $5.7 million, respectively, of incentive fees related to ordinary income. As of June 30, 2015 and December 31, 2014, $2.9 million and $3.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2015 and December 31, 2014, $1.1 million and $1.1 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2015 and December 31, 2014.

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

For the three months ended June 30, 2015 and 2014, we reversed $0 and $0.7 million, respectively, of incentive fees related to the GAAP incentive fee. For the six months ended June 30, 2015 and 2014, we reversed $0 and $0.7 million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2015 and 2014, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred administrator expenses of $1.9 million and $1.9 million, respectively. As of June 30, 2015 and December 31, 2014, $0.02 million and $0, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2015 and December 31, 2014, we overpaid $0 and $0.1 million of Administrator expense to the Advisor, respectively, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of June 30, 2015 and December 31, 2014, $0.7 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of June 30, 2015 and December 31, 2014, $0 and $0.04 million, respectively, of expenses were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2015, we had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $3.0 million. As of December 31, 2014, we had no loans on non-accrual status.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended June 30, 2015 and 2014, we incurred excise tax expense of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred excise tax expense of $0.3 million and $0.1 million, respectively. In addition, for the three months ended June 30, 2015 and 2014, we incurred Delaware franchise tax expense of $0.02 million and $0.02 million, respectively. For the six months ended June 30, 2015 and 2014, we incurred Delaware franchise tax expense of $0.05 million and $0.05 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2015 and 2014 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Current income tax provision:
Current income tax provision	$(0.2)	$0.3	$(0.1)	$0.8
Current provision (benefit) for taxes on realized gain on investments	—	(0.1)	—	0.2
Deferred income tax provision:
Provision (benefit) for taxes on unrealized gain on investments	0.4	—	0.2	(1.0)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2015 and December 31, 2014, $0 and $0.2 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0.04 million and $0 of income taxes payable, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2015 and December 31, 2014, $2.8 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of June 30, 2015 and December 31, 2014, $0.7 million and $0.3 million, respectively of deferred tax assets were included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods.

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

Recent Developments

From July 1, 2015 through August 6, 2015, we made $2.3 million of revolver, delayed draw and follow-on debt investments and a $4.8 million investment in the Logan JV.

From July 1, 2015 through August 6, 2015, we sold our CLO residual interests in Adirondack Park CLO Ltd. and Sheridan Square, CLO Ltd. for proceeds of $12.7 million.

On August 4, 2015, our board of directors declared a dividend of $0.34 per share payable on September 30, 2015 to stockholders of record at the close of business on September 15, 2015.

As of August 6, 2015, Logan JV has $123.0 million of investments in 71 companies with a weighted average yield, based upon current cost, of 6.90%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2015, 23.5%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our June 30, 2015 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$10.2	$7.0	$3.2
Up 200 basis points	$5.4	$4.7	$0.7
Up 100 basis points	$0.8	$2.3	$(1.5)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2015 for more information on the incentive fee.

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

Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program. The Company’s net asset value per share was increased by approximately $0.01 as a result of the share repurchases.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2015 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3.8	—	$3.8	—
Shares repurchased	0.3	—	0.3	—
Average price per share (including commission)	$12.38	—	$12.38	—
Weighted average discount to net asset value	6.20%	—	6.20%	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).* [ to include ING amendment]

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: August 6, 2015	By:	/s/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: August 6, 2015	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: August 6, 2015	By:	/s/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer