Form 10-Q
period 2015-09-30
THL Credit, Inc.
filed 2015-11-05
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 5, 2015 was 33,337,689.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	September 30, 2015	December 31, 2014
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $665,594 and $726,811, respectively)	$665,026	$732,862
Controlled investments (cost of $79,782 and $52,208, respectively)	83,234	51,349
Non-controlled, affiliated investments (cost of $7 and $9, respectively)	7	9

Total investments at fair value (cost of $745,383 and $779,028, respectively)	$748,267	$784,220
Cash	10,705	2,656
Interest, dividends, and fees receivable	9,734	6,221
Deferred financing costs	7,248	7,021
Deferred tax assets	826	285
Due from affiliate	627	1,216
Other deferred assets	431	600
Receivable for paydown of investments	330	329
Prepaid expenses and other assets	444	399
Deferred offering costs	126	—
Receivable for investments sold	—	9,538

Total assets	$778,738	$812,485

Liabilities:
Loans payable	$275,351	$294,851
Notes payable	50,000	50,000
Payable for investment purchased	5,452	10,400
Accrued incentive fees	4,051	4,175
Deferred tax liability	3,224	2,565
Base management fees payable	2,991	2,810
Other deferred liabilities	1,293	1,418
Accrued expenses and other payables	1,096	1,856
Accrued interest and fees	291	576
Interest rate derivative	470	213

Total liabilities	344,219	368,864
Commitments and contingencies (Notes 2 and 8)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,338 and 33,905 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	33	34
Paid-in capital in excess of par	441,951	448,726
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $3,224 and $2,565, respectively	(340)	2,627
Net unrealized depreciation on interest rate derivative	(470)	(213)
Accumulated undistributed net realized losses	(13,881)	(13,360)
Accumulated undistributed net investment income	7,226	5,807

Total net assets	434,519	443,621

Total liabilities and net assets	$778,738	$812,485

Net asset value per share	$13.03	$13.08

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$20,616	$21,659	$62,397	$60,932
Dividend income	22	229	315	3,014
Other income	563	265	3,063	1,296
From non-controlled, affiliated investments:
Other income	501	703	1,746	2,217
From controlled investments:
Interest income	235	236	712	276
Dividend income	1,180	—	2,284	—
Other income	—	53	113	53

Total investment income	23,117	23,145	70,630	67,788
Expenses:
Interest and fees on borrowings	3,154	2,388	9,394	6,953
Base management fees	2,991	2,931	8,885	8,333
Incentive fees	2,912	2,944	8,873	8,010
Administrator expenses	912	976	2,782	2,850
Amortization of deferred financing costs	703	340	1,528	975
Other general and administrative expenses	617	654	2,046	1,920
Professional fees	328	373	1,125	1,390
Directors’ fees	226	166	662	458

Total expenses	11,843	10,772	35,295	30,889
Income tax provision, excise and other taxes	(375)	150	(156)	1,086

Net investment income	11,649	12,223	35,491	35,813
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	196	(777)	273	(1,051)
Controlled investments	20	—	20	—

Net realized gain (loss) on investments	216	(777)	293	(1,051)

Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(7,626)	206	(6,621)	(3,254)
Controlled investments	(969)	299	4,312	299

Net change in unrealized appreciation (depreciation) on investments	(8,595)	505	(2,309)	(2,955)

Net realized and unrealized gain (loss) from investments	(8,379)	(272)	(2,016)	(4,006)
Provision for taxes on realized gain on investments	(9)	—	(9)	(249)
(Provision) benefit for taxes on unrealized gain on investments	(443)	(292)	(659)	693
Interest rate derivative periodic interest payments, net	(109)	(116)	(336)	(344)
Net change in unrealized appreciation (depreciation) on interest rate derivative	(114)	267	(257)	168

Net increase in net assets resulting from operations	$2,595	$11,810	$32,214	$32,075

Net investment income per common share:
Basic and diluted	$0.35	$0.36	$1.05	$1.06
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.08	$0.35	$0.95	$0.95
Dividends declared and paid	$0.34	$0.34	$1.02	$1.02
Weighted average shares of common stock outstanding:
Basic and diluted	33,507	33,905	33,739	33,905

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	For the nine months ended September 30,
	2015	2014
Increase in net assets from operations:
Net investment income	$35,491	$35,813
Interest rate derivative periodic interest payments, net	(336)	(344)
Net realized gain (loss) on investments	293	(1,051)
Income tax provision, realized gain	(9)	(249)
Net change in unrealized appreciation (depreciation) on investments	(2,309)	(2,955)
(Provision) benefit for taxes on unrealized gain (loss) on investments	(659)	693
Net change in unrealized appreciation (depreciation) on interest rate derivative	(257)	168

Net increase in net assets resulting from operations	32,214	32,075
Distributions to stockholders:
Distributions to stockholders from net investment income	(34,316)	(32,300)
Distributions to stockholders from net realized gain	—	(2,284)

Total distributions to stockholders	(34,316)	(34,584)
Capital share transactions:
Repurchase of common stock	(7,000)	—

Net decrease in net assets from capital share transactions	(7,000)	—

Total decrease in net assets	(9,102)	(2,509)
Net assets at beginning of period	443,621	452,942

Net assets at end of period	$434,519	$450,433

Common shares outstanding at end of period	33,338	33,905

Capital share activity:
Shares repurchased	568	—

Net decrease in capital activity	568	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2015	2014
Cash flows from operating activities
Net increase in net assets resulting from operations	$32,214	$32,075
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) appreciation on investments	2,309	2,955
Net change in unrealized depreciation (appreciation) on interest rate derivative	257	(168)
Net realized loss on investments	26	879
Increase in investments due to PIK	(3,543)	(1,637)
Amortization of deferred financing costs	1,528	975
Accretion of discounts on investments and other fees	(2,596)	(3,928)
Changes in operating assets and liabilities:
Purchases of investments, net of payable for investment purchased	(111,744)	(239,477)
Proceeds from sale and paydown of investments	156,090	167,204
Increase in interest, dividends and fees receivable	(3,513)	(2,411)
Decrease in escrow receivable	—	1,800
Decrease in other deferred assets	169	169
Decrease in due from affiliate	589	261
Decrease (increase) in prepaid expenses and other assets	115	(189)
Increase in deferred tax asset	(541)	—
Decrease in accrued expenses	(794)	(352)
(Decrease) increase in accrued credit facility fees and interest	(285)	84
Decrease in income taxes payable	(160)	(71)
Increase (decrease) in deferred tax liability	659	(693)
Increase in base management fees payable	181	688
Increase (decrease) in accrued administrator expenses	12	(7)
(Decrease) increase in other deferred liabilities	(125)	219
(Decrease) increase in accrued incentive fees payable	(124)	552
Increase (decrease) in due to affiliate	11	(460)

Net cash provided by (used in) operating activities	70,735	(41,532)
Cash flows from financing activities
Repurchase of common stock	(7,000)	—
Borrowings under credit facility	120,000	248,050
Repayments under credit facility	(139,500)	(170,749)
Distributions paid to stockholders	(34,316)	(34,584)
Financing and offering costs paid	(1,870)	(1,909)

Net cash (used in) provided by financing activities	(62,686)	40,808

Net increase in cash	8,049	(724)
Cash, beginning of period	2,656	7,829

Cash, end of period	$10,705	$7,105

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$9,001	$5,203
Income taxes paid	$72	$1,070
PIK income earned	$3,565	$1,680

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015

(dollar amounts in thousands, except shares)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —153.06% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/29/2019	$29,837	$29,564	$29,837
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,750	2,734	2,750
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,788	1,778	1,796
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,541	9,217	8,682
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,251	10,125	10,251
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	210	218
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	16,658	16,471	15,992
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	19,800	19,251	18,612
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,188
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,582	11,388	11,408
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	244	247	244
Embarcadero Technologies, Inc.	IT services	10.7%(6)	2/15/2013	12/28/2017	8,912	8,845	8,979
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,202	21,907	22,313
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.0% Cash + 1.5% PIK)	7/1/2011	7/1/2016	8,628	8,598	8,542
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	4,000	3,975	4,000
HEALTHCAREfirst, Inc.	Healthcare	13.5%(6)	8/31/2012	8/30/2017	9,155	9,023	8,789
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	23,415	23,119	21,542
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,176	24,267
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	12,272	12,120	12,272
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,833	2,903
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(17)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(43)	—
LAI International, Inc.	Manufacturing	9.8%(6)	10/22/2014	10/22/2019	19,308	18,942	19,018
LAI International, Inc.(7)	Manufacturing	8.5%(6)	10/22/2014	10/22/2019	5,000	5,000	4,925
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	8,017	7,921	7,216
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,633	3,633	3,269
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,178	3,137	2,861
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	29,093	29,087	28,220
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,100	3,100	3,007
Virtus Pharmaceuticals, LLC	Healthcare	10.8%(6)	7/17/2014	7/17/2019	19,742	19,363	19,742
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,115	9,013	9,115
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	9,788	9,788	9,788

Subtotal first lien secured debt					$343,672	$339,440	$334,746
Second lien debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,648	$13,432	$12,283
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,684	29,597
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,227	7,297
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,852	9,852
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/17/2014	11/18/2022	4,500	4,254	4,388
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,652	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,821	12,745
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	3	144
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,262	17,347
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,268	12,268
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,386	12,675
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,720	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,907	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,598	9,577
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,904	11,000

Subtotal second lien debt					$195,511	$192,970	$192,010

(continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015

(dollar amounts in thousands, except shares)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$11,873	$11,766	$11,754
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	206
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash and 2.0% PIK)(10)	5/15/2012	11/15/2017	15,118	14,985	15,042
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,872
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash and 3.5% PIK)(10)	4/30/2012	12/31/2015	9,135	9,051	8,130
Tri Starr Management Services, Inc.	IT services	15.8% (2.1% Cash and 13.7% PIK)(10)	3/4/2013	3/4/2019	20,906	20,558	16,829

Subtotal subordinated debt					$74,084	$73,412	$68,833
Equity investments(12)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		—	$16,028	$16,169
Aerogroup International Inc.(21)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
AIM Media Texas Operating, LLC(11)(14)(21)	Media, entertainment and leisure		6/21/2012		0.763636	764	735
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/7/2011		512	113	191
Airborne Tactical Advantage Company, LLC(20)	Aerospace & defense		9/17/2013		225	169	284
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		154	1,000	923
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		—	619	50
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501	175	—
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	360
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	239
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	773
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,513
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902	1,716	1,716
OEM Group, Inc.(21)(22)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		469,673	—	5,268
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	266
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	104
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	614
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		—	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	4,000

Subtotal equity						$26,276	$36,045
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.2%	9/12/2013		—	7,099	6,398
Flagship VII, Ltd.(5)(15)	Structured Products	16.0%	12/18/2013		—	3,663	3,384
Flagship VIII, Ltd.(5)(15)	Structured Products	13.3%	10/3/2014		—	7,034	5,894

Subtotal CLO residual interests						$17,796	$15,676
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.1%	6/1/2012		—	$11,877	$13,467

Subtotal investment in payment rights						$11,877	$13,467

(continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

September 30, 2015

(dollar amounts in thousands, except shares)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,956
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			866	1,293

Subtotal investments in funds						$3,823	$4,249

Total non-controlled/non-affiliated investments —153.06% of net asset value						$665,594	$665,026

Controlled investments —19.16% of net asset value
First lien secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014		$6,471	$6,409	$6,471

Subtotal first lien secured debt					$6,471	$6,409	$6,471
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,474	$2,552

Subtotal subordinated debt					$4,556	$4,474	$2,552
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,846
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,703	5,128
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	1,435

Subtotal equity						$24,499	$31,371
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$44,400	$42,840

Subtotal investments in funds						$44,400	$42,840

Total controlled investments —19.16% of net asset value						$79,782	$83,234

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$7	$7

Total non-controlled/affiliated investments —0.00% of net asset value						$7	$7

Total investments —172.21% of net asset value						$745,383	$748,267

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap –Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(470)

Total derivative instruments—0.11% of net asset value					$50,000	$—	$(470)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of September 30, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.

(continued on next page)

See accompanying notes to these consolidated financial statements.

(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equivalent of the stock of corporations.
(12)	Equity ownership may be held as a commitment amount, in shares or in units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of September 30, 2015.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(17)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(18)	Part of our preferred stock investment return is income-producing with a stated rate of 0.25% due on a quarterly basis.
(19)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not have control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of September 30, 2015.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—170.46% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/29/2019	$31,600	$31,275	$31,600
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	4,000	3,939	3,980
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	2,600	2,563	2,587
Allied Wireline Services, LLC	Energy / Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,928	9,524	9,630
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,611	8,457	8,525
BeneSys Inc.(7)(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(10)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	26,798	26,446	26,459
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,625	19,934	20,212
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2015	15,461	15,447	14,687
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	13,000	12,745	12,745
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	246	249	244
Embarcadero Technologies, Inc.	IT services	10.7%(6)	2/15/2013	12/28/2017	9,300	9,208	9,300
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR +9.5%)	10/31/2013	10/31/2018	22,202	21,842	22,202
Harrison Gypsum, LLC	Industrials	10.0% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	25,963	25,699	25,444
Hart InterCivic, Inc.	IT services	12.3% (LIBOR + 9.8% Cash + 1.0% PIK)	7/1/2011	7/1/2016	8,556	8,496	8,342
Hart InterCivic, Inc.(7)	IT services	11.3% (LIBOR + 9.8% Cash)	7/1/2011	7/1/2016	3,000	2,982	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.6%(6)	8/31/2012	8/30/2017	8,558	8,403	8,173
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,841	23,500
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	38,286	37,479	37,425
Ingenio Acquisition, LLC	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	5/9/2013	3/14/2019	9,108	8,971	9,108

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,849	12,651	12,849
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,823	2,874
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	—	(21)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(54)	—
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	19,308	18,899	18,899
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	—	—	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	8,828	8,686	7,990
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	9/28/2012	9/28/2017	4,000	4,000	3,620
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	9.3% (LIBOR + 8.3%)	7/16/2014	9/28/2017	3,500	3,439	3,168
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	10/7/2010	10/7/2015	26,597	26,376	24,735
OEM Group, Inc.	Manufacturing	15.0% (12.5% Cash + 2.5% PIK)(10)	6/6/2014	10/7/2015	3,044	3,036	2,892
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	20,124	19,667	19,822
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2022	9,629	9,510	9,533
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2023	3,763	3,763	3,726

Subtotal first lien secured debt					$396,585	$390,265	$387,271
Second lien debt
Aerogroup International Inc.	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	$13,648	$13,397	$13,102
Aerogroup International Inc.(7)(8)	Consumer products	9.0% (LIBOR + 8.0%)	6/9/2014	12/9/2019	—	(45)	—
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	17,000	16,683	16,683
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,210	7,223
BBB Industries US Holding, Inc.	Manufacturing	9.8% (LIBOR + 8.8%)	10/7/2014	11/18/2022	7,500	7,059	7,144
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,609	22,049
Expert Global Solutions, Inc.	Business services	12.5% (LIBOR + 10.3% and 0.8% PIK)(10)	6/21/2013	10/3/2018	12,703	12,849	12,576
Expert Global Solutions, Inc.	Business services	13.0% PIK	6/21/2013	10/3/2018	144	—	143
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	12,000	11,785	11,880

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	13,246	13,035	13,312
Sheplers, Inc.	Retail & grocery	13.2% (LIBOR + 11.7%)	12/20/2011	12/20/2016	11,426	11,292	11,426
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,656	20,453
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/13/2022	11,000	10,898	10,010
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	11,625	11,577	11,509
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,886	11,000

Subtotal second lien secured debt					$171,433	$168,891	$168,510

(Continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$5,444	$5,391	$5,431
Country Pure Foods, LLC	Food & beverage	13.0%	8/13/2010	2/13/2017	16,181	16,181	16,181
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	14,743	14,565	14,448
Gold, Inc.	Consumer products	12.0%	12/31/2012	6/30/2019	16,788	16,788	16,620
Martex Fiber Southern Corp.	Industrials	13.5% (12.5% Cash + 1.5% PIK)(10)	4/30/2012	10/31/2019	9,026	8,928	8,394
Sheplers, Inc.	Retail & grocery	17.0% (10.0% Cash + 7.0% PIK)(11)	12/20/11	12/20/2017	2,040	2,020	2,040
The Studer Group, L.L.C.	Healthcare	12.0%	9/29/2011	1/31/2019	16,910	16,910	16,910
Tri Starr Management Services, Inc.	IT services	15.8% (12.5% Cash + 3.3% PIK)(10)	3/4/2013	3/4/2019	18,918	18,637	16,080

Subtotal subordinated debt					$100,050	$99,420	$96,104
Equity investments(13)
A10 Capital, LLC(12)(14)(23)	Financial services		8/25/2014		2,967	$9,837	$9,837
Aerogroup International Inc.(24)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(25)	Consumer products		6/9/2014		28,180	1,108	467
AIM Media Texas Operating, LLC(12)(15)(24)	Media, entertainment and leisure		6/21/2012		0.763636	764	857
Airborne Tactical Advantage Company, LLC(24)	Aerospace & defense		9/7/2011		511,812	113	9
Airborne Tactical Advantage Company, LLC(23)	Aerospace & defense		9/17/2013		225,000	169	204
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		619	619	779
Allied Wireline Services, LLC(12)(15)(24)	Energy / Utilities		2/28/2014		501	175	302
Firebirds International, LLC(24)	Restaurants		5/17/2011		1,906	191	300
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		162.44	163	226
Food Processing Holdings, LLC(24)	Food & beverage		4/20/2010		406.09	408	642

Hostway Corporation(24)	IT services		12/27/2013	20,000	200	—
Hostway Corporation(24)	IT services		12/27/2013	1,800	1,800	2,111
Igloo Products Corp.(12) (24)	Consumer products		4/30/2014	2,406	2,407	2,241
OEM Group, Inc.(24)(25)	Manufacturing		10/7/2010	—	—	—
Surgery Center Holdings, Inc.(12)(24)	Healthcare		4/20/2013	469,673	—	6,200
Wheels Up Partners, LLC(12)(15)(24)	Transportation		1/31/2014	1,000	1,000	1,000
YP Equity Investors, LLC(12)(15)(24)	Media, entertainment and leisure		5/8/2012	—	—	4,000

Subtotal equity					$18,965	$29,175
CLO residual interests
Adirondack Park CLO Ltd.(5)(16)	Structured Products	12.8%	3/27/2013	—	$8,172	$8,216
Dryden CLO, Ltd.(5)(16)	Structured Products	13.8%	9/12/2013	—	8,040	8,244
Flagship VII, Ltd.(5)(16)	Structured Products	13.8%	12/18/2013	—	4,105	4,305
Flagship VIII, Ltd.(5)(16)	Structured Products	12.8%	10/3/2014	—	8,450	8,450
Sheridan Square CLO, Ltd(5)(16)	Structured Products	14.5%	3/12/2013	—	5,446	5,720

Subtotal CLO residual interests					$34,213	$34,935
Investment in payment rights
Duff & Phelps Corporation(9)(16)	Financial services	16.8%	6/1/2012	—	$11,877	$13,488

Subtotal investment in payment rights					$11,877	$13,488

(Continued on next page)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013		$2,314	$2,314	$2,316
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012		1,251	866	1,063

Subtotal investments in funds					$3,565	$3,180	$3,379

Total non-controlled/non-affiliated investments—170.46% of net asset value					$671,633	$726,811	$732,862

Controlled investments—6.32% of net asset value
First lien secured debt
Thibaut, Inc(18)	Consumer products	12.0%	6/19/2014		$6,520	$6,445	$6,520

Subtotal first lien secured debt					$6,520	$6,445	$6,520
Subordinated debt
Dimont & Associates, Inc.(18)(20)	Financial services	11.0% PIK	10/20/2014	4/20/2018	$4,556	$4,473	$4,556

Subtotal subordinated debt					$4,556	$4,473	$4,556
Equity investments
C&K Market, Inc.(18)(19)(24)	Retail & grocery		11/3/2010		1,967,367	$2,271	$6,036
C&K Market, Inc.(18)(19)(23)	Retail & grocery		11/3/2010		1,967,367	10,956	9,837
Dimont & Associates, Inc.(18)(20)(24)	Financial services		10/20/2014		50,004	6,569	2,000
Thibaut, Inc(12)(13)(18)(21)(23)	Consumer products		6/19/2014		4,747	4,694	4,874
Thibaut, Inc(12)(13)(18)(24)	Consumer products		6/19/2014		20,639	—	785

Subtotal equity						$24,490	$23,532
Investments in Logan JV
THL Credit Logan JV LLC(12)(18)(22)(24)	Financial services		12/3/2014		—	16,800	16,741

Subtotal investments in funds						$16,800	$16,741

Total controlled investments—6.32% of net asset value					$11,076	$52,208	$51,349

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12) (17)(24)	Financial services		1/27/2011			5	5
THL Credit Greenway Fund II LLC(12)(17)(24)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$9	$9
Total non-controlled/affiliated investments—0.00% of net asset value						$9	$9

Total investments—176.78% of net asset value					$682,709	$779,028	$784,220

(Continued on next page)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap –Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(213)

Total derivative instruments—0.03% of net asset value					$50,000	$—	$(213)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2014. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Issuer has the option to increase its aggregate interest rate to 18.5% all PIK for a period of time under certain conditions in the credit agreement.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2014.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities.
(19)	C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000. See Note 4, Realized Gains and Losses on Investments for additional detail.
(20)	On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, the Company recognized a loss in the amount of $11,878 and invested $4,557 in the subordinated term loan of Dimont. See Note 4, Realized Gains and Losses on Investments for additional detail.
(21)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(22)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which will invest primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not have control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(23)	Preferred stock
(24)	Common stock, member interest, and warrants
(25)	Warrants received at initial acquisition date at no cost to the Company

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2015

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

In December 2014, the Company completed a public debt offering selling $50,000 of 6.75% Notes due 2021, or the Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48,500.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to current period presentation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company consolidates the results of its wholly owned investment company subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure below under the heading, Significant Accounting Policies—THL Credit Logan JV LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets, creditworthiness of the Company’s portfolio companies and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2015 and December 31, 2014.

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

Debt Investments

For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity investments and for debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

Interest Rate Derivative

The Company values its interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

Collateralized Loan Obligations

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of its residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, re-investment rates and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

Payment Rights

The Company values its investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

Equity

The company uses a combination of the income and market approaches to value its equity investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, the Company’s principal market as the reporting entity and enterprise values, among other factors.

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

The Company has applied the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$303,518	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (13%)
	37,699	Market comparable companies (market approach)	EBITDA Multiple	4.2x - 5.1x (4.7x)
Second lien debt	192,010	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	68,833	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	17% - 19% (18%)
	2,552	Market comparable companies (market approach)	EBITDA Multiple	7.3x - 7.8x (7.5x)
Investments in funds	4,256	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	45,979	Market comparable companies (market approach)	EBITDA Multiple	5.5x - 6.4x (5.9x)
	16,169	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 16% (16%)
Investment in Logan JV	42,840	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,467	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	15,676	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$742,999

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$393,791	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (13%)
Second lien debt	168,510	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% -13% (12%)
Subordinated debt	100,660	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	3,388	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	42,870	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.2x)
	9,837	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
Investment in Logan JV	16,741	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,488	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% -15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	34,935	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Investments	$784,220

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar structured products. In the case of the tax receivable agreement (“TRA”), the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2015, the Company had one loan on non-accrual with an amortized cost basis of $4,474 and fair value of $2,552. As of December 31, 2014, the Company had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accumulated PIK balance, beginning of period	$7,568	$7,226	$7,041	$6,064
PIK income capitalized/receivable	1,185	518	3,565	1,680
PIK received in cash from repayments	(372)	(673)	(2,225)	(673)

Accumulated PIK balance, end of period	$8,381	$7,071	$8,381	$7,071

Interest income from the Company’s tax receivable agreement (“TRA”) and CLO residual interests is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized are recorded as a reduction to the cost basis of the investment. The Company monitors the anticipated cash flows from its TRA and CLO residual interests and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2015 and 2014.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$341,217	$—	$—	$341,217
Second lien debt	192,010	—	—	192,010
Subordinated debt	71,385	—	—	71,385
Equity investments	67,416	—	5,268	62,148
CLO residual interests	15,676	—	—	15,676
Investment in Logan JV	42,840	—	—	42,840
Investment in payment rights	13,467	—	—	13,467
Investments in funds	4,256	—	—	4,256

Total investments	$748,267	$—	$5,268	$742,999

Interest rate derivative	(470)	—	(470)	—

Total liability at fair value	$(470)	$—	$(470)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$393,791	$—	$—	$393,791
Second lien debt	168,510	—	—	168,510
Subordinated debt	100,660	—	—	100,660
Equity investments	52,707	—	—	52,707
CLO residual interests	34,935	—	—	34,935
Investment in Logan JV	16,741	—	—	16,741
Investment in payment rights	13,488	—	—	13,488
Investments in funds	3,388	—	—	3,388

Total investments	$784,220	$—	$—	$784,220

Interest rate derivative	(213)	—	(213)	—

Total liability at fair value	$(213)	$—	$(213)	$—

The following is a summary of the industry classification in which the Company invests as of September 30, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$131,355	$131,089	30.18%
Financial services	123,845	116,225	26.75%
IT services	111,788	108,032	24.86%
Manufacturing	75,318	73,746	16.97%
Healthcare	61,756	67,062	15.43%
Energy / utilities	47,821	43,620	10.04%
Retail & grocery	29,698	40,800	9.39%
Business services	34,063	34,358	7.91%
Industrials	28,302	26,742	6.15%
Food & beverage	22,478	23,325	5.37%
Transportation	19,801	21,743	5.00%
Restaurants	20,911	20,918	4.81%
Media, entertainment and leisure	15,657	19,910	4.58%
Structured products	17,796	15,676	3.61%
Aerospace & defense	4,794	5,021	1.16%

Total Investments	$745,383	$748,267	172.21%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,742	$120,388	27.15%
IT services	108,705	106,567	24.02%
Healthcare	77,487	83,164	18.75%
Financial services	71,420	68,997	15.55%
Manufacturing	70,817	68,357	15.41%
Retail & grocery	52,985	55,798	12.58%
Industrials	54,561	54,050	12.18%
Energy / utilities	50,284	48,989	11.04%
Food & beverage	38,594	39,251	8.85%
Structured products	34,213	34,935	7.87%
Business services	32,182	32,244	7.27%
Media, entertainment and leisure	25,134	29,688	6.69%
Restaurants	20,847	20,753	4.68%
Transportation	14,273	14,259	3.21%
Aerospace & defense	6,784	6,780	1.53%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$252,441	$247,278	56.91%
Southwest	156,000	143,247	32.97%
Midwest	108,684	107,514	24.74%
Southeast	95,687	104,897	24.14%
West	61,986	62,764	14.44%
Northwest	41,021	52,730	12.14%
International	29,564	29,837	6.87%

Total Investments	$745,383	$748,267	172.21%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$208,928	$208,218	46.95%
Southwest	211,098	204,531	46.10%
Southeast	109,082	119,214	26.87%
Midwest	117,329	116,468	26.25%
West	72,861	73,048	16.47%
International	31,275	31,600	7.12%
Northwest	28,455	31,141	7.02%

Total Investments	$779,028	$784,220	176.78%

The following table rolls forward the changes in fair value during the nine months ended September 30, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220
Transfers out of Level 3(3)	—	—	—	—	(7,097)	—	—	(7,097)
Purchases	23,609	40,491	6,629	28,242	7,824	—	—	106,795
Sales and repayments	(77,144)	(16,955)	(35,336)	(2)	(717)	—	(16,398)	(146,552)
Unrealized appreciation (depreciation)(1)	(1,713)	(582)	(3,265)	(1,273)	9,217	(21)	(2,843)	(480)
Realized loss	(5)	(3)	—	—	—	—	(18)	(26)
Net amortization of premiums, discounts and fees	1,902	546	124	—	24	—	—	2,596
PIK	777	3	2,573	—	190	—	—	3,543

Ending balance, September 30, 2015	$341,217	$192,010	$71,385	$47,096	$62,148	$13,467	$15,676	$742,999

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(1,832)	$(447)	$(3,246)	$(1,273)	$8,321	$(21)	$(2,524)	$(1,022)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes equity investment in Logan JV.
(3)	Represents transfer of Surgery Center Holdings, Inc. from Level 3 to Level 2 because of availability of observable inputs at the reporting date.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in Funds	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	116,094	89,857	11,685	1,337	29,333	—	—	248,306
Sales and repayments	(62,875)	(52,451)	(52,783)	(8,487)	(938)	—	(3,338)	(180,872)
Unrealized appreciation (depreciation)(1)	744	(925)	(7,453)	(14)	3,084	(20)	1,629	(2,955)
Realized loss(1)	—	—	(75)	—	(804)	—	—	(879)
Net amortization of premiums, discounts and fees	2,104	1,025	657	—	4	—	138	3,928
PIK	157	349	1,123	—	8	—	—	1,637

Ending balance, September 30, 2014	$319,189	$195,733	$109,133	$2,382	$41,724	$13,824	$36,047	$718,032

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$2,789	$(375)	$(8,955)	$(14)	$3,191	$(20)	$1,629	$(1,755)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

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

Logan JV is capitalized with capital contributions which are generally called from its members, on a pro-rata basis based on their capital commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of the Company, coupled with that of Perspecta, and the Company may withhold such authorization for any reason in its sole discretion.

As of September 30, 2015 and December 31, 2014, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2015
			Unfunded
Member	Total Commitments	Contributed Capital	Commitments
THL Credit, Inc.	$200,000	$44,400	$155,600
Perspecta	50,000	11,100	38,900

Total Investments	$250,000	$55,500	$194,500

	As of December 31, 2014
			Unfunded
Member	Total Commitments	Contributed Capital(a)	Commitments
THL Credit, Inc.	$120,000	$16,800	$103,200
Perspecta	30,000	4,200	25,800

Total Investments	$150,000	$21,000	$129,000

(a)

Logan JV had called but not yet received $13,000 in aggregate capital of which THL Credit, Inc.‘s share was $10,400. This was recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $75,000. On July 27, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $100,000. On November 2, 2015, in accordance with the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $125,000. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of September 30, 2015, Logan JV had $91,162 outstanding debt under the Logan JV Credit Facility. As of December 31, 2014, Logan JV had no outstanding debt under the Logan JV Credit Facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of September 30, 2015 and December 31, 2014, Logan JV had total investments at fair value of $148,211 and $30,678, respectively. As of September 30, 2015 and December 31, 2014, Logan JV’s portfolio was comprised primarily of senior secured first lien and second lien loans to 80 and 22 different borrowers, respectively. As of September 30, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of September 30, 2015 and December 31, 2014, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $342 and $170, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio based on current principal amounts, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2015 and December 31, 2014:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt(1)	$131,349	$30,237
Second lien debt(1)	21,024	1,000

Total debt investments	$152,373	$31,237

Weighted average yield on first lien secured loans(2)	6.4%	6.7%
Weighted average yield on second lien loans(2)	8.9%	10.0%
Weighted average yield on all loans(2)	6.7%	6.5%
Number of borrowers in Logan JV	80	22
Largest loan to a single borrower(1)	$4,988	$2,500
Total of five largest loans to borrowers(1)	$23,881	$8,994
Loans on non-accrual status	$—	$—

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and nine months ended September 30, 2015, the Company’s share of income from distributions declared related to its Logan JV LLC equity interest was $1,200 and $2,304, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of September 30, 2015 and December 31, 2014, $1,464 and $0, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2015, dividend income and realized gains earned of $1,200 for the three months ended September 30, 2015, represented a dividend yield to the Company of 11.9% based upon average equity invested.

Logan JV Loan Portfolio as of September 30, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,489	$1,502	$1,487
Albertson’s Holdings Llc	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	1,985	1,989	1,988
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	990	990	988
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	9/4/2015	08/29/2022	3,000	2,981	2,987
Ap Gaming I Llc	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	5/27/2015	12/21/2020	2,990	2,971	2,955
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	992	984	982
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	7/13/2015	06/30/2021	4,988	4,963	4,963
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	996	863
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	4/30/2015	05/29/2020	994	985	785
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	5/13/2015	09/23/2021	995	854	861
Bioscrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	938	939	872
Bioscrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	563	564	523
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	1,438	1,419	1,439
Cabi	Retail	5.75% (LIBOR +4.75%)	6/19/2015	06/12/2019	1,234	1,223	1,234
Caesars Entertainment Resort Properties, Llc	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	2,981	2,857	2,793
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,417	2,397	2,402
Clear Balance Holdings, Llc	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	7/7/2015	12/12/2018	4,938	4,914	4,913
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	5/28/2015	10/24/2022	2,993	2,989	2,820
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,981	2,893	2,881
Cpi Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	8/14/2015	08/17/2022	2,000	1,970	1,989
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,481	2,516	2,491
Crowne Group LLC	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,489	1,472	1,484
Ct Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	2/11/2015	12/01/2021	1,985	1,995	1,982
Cwgs Group, Llc	Automotive	5.25% (LIBOR +4.25%)	12/22/2014	02/20/2020	2,407	2,408	2,411
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	9/9/2015	09/03/2019	1,995	1,935	1,920
Energysolutions, Llc	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,023	1,970
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,490	1,462	1,347
Fr Utility Services Llc	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,485	1,482	1,487
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	992	925	650

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Global Healthcare Exchange Llc	Services: Business	5.5% (LIBOR +4.5%)	8/12/2015	08/15/2022	1,000	995	1,004
Gold Standard Baking Inc	Wholesale	5.5% (LIBOR +4.5%)	5/19/2015	05/11/2021	2,993	2,978	2,978
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	6/9/2015	06/30/2020	1,961	1,963	1,960
Gtcr Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/5/2014	05/30/2021	1,982	1,964	1,965
Img Llc/William Morris Endeavor Entertainment, Llc	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,485	1,454	1,481
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	1,922	1,905	1,922
Insurance Technologies(3)	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR +5%)	5/8/2015	05/08/2022	1,050	1,045	1,047
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	7/24/2015	07/30/2020	1,000	980	985
Koosharem, Llc	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	2,980	2,969	2,941
Legalzoom	Services: Business	8% (LIBOR +7%)	6/15/2015	05/13/2020	4,980	4,980	4,980
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	05/08/2021	2,651	2,667	2,644
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	05/08/2021	342	344	341
Margaritaville Holdings Llc	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/12/2021	4,975	4,930	4,876
Mediarena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,485	1,465	1,440
Merrill Communications Llc	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	5/29/2015	06/01/2022	1,988	1,976	1,983
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	990	978	968
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	8/6/2015	08/07/2020	2,000	1,977	1,958
Nextcare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	8/21/2015	07/31/2018	2,993	2,978	2,993
Novitex acquisition, Llc	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	986	971	937
Parq Holdings Lp	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	816	824
Parq Holdings Lp	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	170	167	169
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	9/2/2015	08/19/2022	1,000	975	980
Physiotherapy Associates Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	6/4/2015	06/04/2021	1,000	995	1,001
Pre-paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	5/21/2015	07/01/2019	983	978	989
Rentpath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,481	2,456	2,464
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	2/25/2015	04/25/2022	995	990	998
Roundy’s Supermarkets, Inc.	Retail	5.75% (LIBOR +4.75%)	5/28/2015	03/03/2021	3,000	2,934	2,635
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,923	1,914
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	8/28/2015	02/20/2022	2,500	2,475	2,494
Sourcehov Llc	Services: Business	7.75% (LIBOR +6.75%)	3/17/2015	10/31/2019	1,963	1,888	1,787
Stonewall Gas Gathering Llc	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	995	950	991
Toms Shoes Llc	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,990	1,859	1,861
Travelport Finance Luxembourg Sarl	Services: Business	5.75% (LIBOR +4.75%)	9/4/2015	09/02/2021	3,000	3,015	2,990
Ttm Technologies Inc	High Tech Industries	6% (LIBOR +5%)	5/7/2015	05/31/2021	1,000	967	935
Twcc Holding Corp.	Media: Broadcasting & Subscription	5.75% (LIBOR +5%)	5/21/2015	02/13/2020	2,523	2,503	2,512
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	993	984	997
Verdesian Life Sciences Llc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	949	948	949
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,868	1,831	1,728
Zep Inc	Chemicals, Plastics & Rubber	5.75% (LIBOR +4.75%)	9/4/2015	06/27/2022	2,993	3,000	2,992

Total Senior Secured First Lien Term Loans						$129,769	$128,080

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
Abg Intermediate Holdings 2 Llc	Consumer goods: Durable	9.5% (LIBOR +8.5%)	6/19/2015	05/27/2022	867	858	869
Abg Intermediate Holdings 2 Llc(3)	Consumer goods: Durable	9.5% (LIBOR +8.5%)	7/13/2015	05/27/2022	133	(1)	—
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	4,000	3,868	3,625
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	6/25/2015	07/08/2023	1,000	985	986
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	6/29/2015	05/09/2019	500	495	499
Eagleview Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	7/29/2015	07/14/2023	1,000	985	965
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/03/2020	1,000	996	967
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	524	526	524
Genex Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	6/26/2015	05/30/2022	1,000	988	983
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	7/31/2015	08/18/2023	500	475	478
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	6/12/2015	07/03/2023	1,500	1,493	1,493
Ipc Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,398	1,417
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	998
Linxens France Sa	Telecommunications	9.5% (LIBOR +8.5%)	7/31/2015	07/31/2023	1,000	990	999
Mri Software Llc	High Tech Industries	9% (LIBOR +8%)	6/19/2015	06/24/2022	1,000	986	1,005
Rentpath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	918	954
Royal Adhesives and Sealants Llc/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	6/12/2015	06/19/2023	1,000	993	1,001
Twcc Holding Corp.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	5/28/2015	06/26/2020	2,000	1,873	1,871
Wash Multifamily Laundry Systems, Llc.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/15/2023	425	422	423
Wash Multifamily Laundry Systems, Llc.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/12/2023	75	74	74

Total Second Lien Term Loans						$20,327	$20,131

						$150,096	$148,211

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents revolver and delayed draw commitments of $342, which was unfunded as of September 30, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings Llc	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
Ap Nmt Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
Bioscrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
Cwgs Group, Llc	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
Fr Utility Services Llc	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
Gtcr Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
Img Llc/William Morris Endeavor Entertainment, Llc	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979
Novitex Acquisition, Llc	Consumer goods: Non- Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
Rentpath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
Toms Shoes Llc	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences Llc	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
Rentpath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015:

Selected Balance Sheet Information:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $150,096 and $30,697, respectively)	$148,211	$30,678
Capital contributions receivable	—	13,000
Cash	6,036	3,898
Other assets	1,778	898

Total assets	$156,025	$48,474

Loans payable	$91,162	$—
Payable for investments purchased	8,758	26,732
Distributions payable	1,830	—
Other liabilities	724	813

Total liabilities	$102,474	$27,545

Members’ Equity	$53,551	$20,929

Total liabilities and Member’s Equity	$156,025	$48,474

Selected Statement of Operations Information:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$2,219	$4,423
Fee income	18	80

Total revenues	2,237	4,503
Credit facility expenses	737	1,469
Other fees and expenses	49	166

Total expenses	786	1,635

Net investment income	1,451	2,868
Net realized gains	45	45
Net change in unrealized appreciation (depreciation) on investments	(2,018)	(1,911)

Net (decrease) increase in net assets	$(522)	$1,002

As of September 30, 2014, Logan JV was not yet formed.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of September 30, 2015 was $11,877 and $13,467, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11,877 and $13,488, respectively. For the three and nine months ended September 30, 2015, the Company recognized interest income totaling $508 and $1,509, respectively, related to the TRA. For the three and nine months ended September 30, 2014, the Company recognized interest income totaling $522 and $1,548, respectively, related to the TRA.

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

The 1940 Act prohibits the Company from making certain negotiated co-investments with affiliates unless the Company receives an order from the SEC permitting it to do so. The Company, the Advisor and certain of its affiliates have submitted an exemptive application to the SEC to permit it to co-invest with other funds managed by the Advisor or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. There can be no assurance that any such exemptive order will be granted. If such relief is granted, then the Company will be permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching by the Company or its stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the September 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of September 30, 2015, Greenway’s committed capital had been fully called.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2015, the Company earned $101 and $492, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company earned $297 and $699, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $149 and $277 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,500 of capital committed. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the September 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of September 30, 2015, Greenway II’s committed capital had been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2015, the Company earned $399 and $1,254, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company earned $406 and $1,518, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $473 and $748, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and nine months ended September 30, 2015, the Company recognized $56 and $169, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company recognized $56 and $169, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $431 and $600, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of September 30, 2015 and December 31, 2014, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of September 30, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517,000	$—	$—	$8,172	$8,216
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516,400	7,099	6,398	8,040	8,244
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441,810	3,663	3,384	4,105	4,305
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470,895	7,034	5,894	8,450	8,450
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724,534	—	—	5,446	5,720

Total CLO residual interests				$17,796	$15,676	$34,213	$34,935

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

For the three and nine months ended September 30, 2015, the Company recognized interest income totaling $746 and $3,040, respectively, related to CLO residual interests. For the three and nine months ended September 30, 2014, the Company recognized interest income totaling $1,165 and $3,604, respectively, related to CLO residual interests.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Dividends, for a summary of the dividends paid. For the three months ended September 30, 2015 and 2014, the Company incurred U.S. federal excise tax and Delaware franchise tax of $147 and $93, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred federal and Delaware franchise tax of $476 and $261, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2015, and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Current income tax provision:
Current income tax (benefit) provision	$(351)	$164	$(85)	$987
Current provision for taxes on realized gain on investments	(9)	—	(9)	(249)

Deferred income tax provision:
Deferred income tax benefit	(171)	(107)	(547)	(162)
(Provision) benefit for taxes on unrealized gain on investments	(443)	(292)	(659)	693

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2015 and December 31, 2014, $312 and $162, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and December 31, 2014, $3,224 and $2,565, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary differences on investments held in tax blocker corporations. As of September 30, 2015 and December 31, 2014, $826 and $285, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and other temporary differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” which amends the presentation of debt issuance costs on an entity’s balance sheet. Under ASU 2015-03, an entity would present debt issuance costs as a direct deduction from the carrying value of the associated liability instead of a separate deferred asset. ASU 2015-03 will be effective for annual and interim reporting periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements, however, because the update impacts presentation and disclosure only, the Company does not believe adoption will have a significant impact on its Consolidated Financial Statements.

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

For the three and nine months ended September 30, 2015, the Company incurred base management fees of $2,991 and $8,885, respectively. For the three and nine months ended September 30, 2014, the Company incurred base management fees of $2,931 and $8,333, respectively. As of September 30, 2015 and December 31, 2014, $2,991 and $2,810, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of the Company’s preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three and nine months ended September 30, 2015, the Company incurred $2,912 and $8,873, respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2014, the Company incurred $3,027 and $8,757, respectively, of incentive fees related to ordinary income. As of September 30, 2015 and December 31, 2014, $2,830 and $3,119, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2015 and December 31, 2014, $1,221 and $1,056, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2015 and December 31, 2014.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2015, the Company incurred no incentive fees related to the GAAP incentive fee. For the three and nine months ended September 30, 2014, the Company reversed $83 and $747, respectively, of incentive fees related to the GAAP incentive fee.

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

For the three and nine months ended September 30, 2015, the Company incurred administrator expenses of $912 and $2,782, respectively. For the three and nine months ended September 30, 2014, the Company incurred administrator expenses of $976 and $2,850, respectively. As of September 30, 2015 and December 31, 2014, $12 and $0, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2015 and December 31, 2014, $4 of expenses and $145 of overpaid Administrator expenses were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2015 and December 31, 2014, $623 and $1,026 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of September 30, 2015 and December 31, 2014, $0 and $45 of expenses, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

4. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2015 and 2014:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Escrow receivable settlement(a)	—	$—	$—	$(1,030)
Blue Coat Systems, Inc.	—	149	—	563
C&K Market, Inc.(b)	—	(1,000)	—	(1,000)
Jefferson Management Holdings, LLC	—	—	—	(455)
Surgery Center Holdings, Inc.	—	—	—	716
Other	216	74	293	155

Net realized (losses)/gains	$216	$(777)	$293	$(1,051)

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the three and nine months ended September 30, 2014.

(b)	On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000.

For the three and nine months ended September 30, 2015, the Company recorded a tax (benefit) provision related to realized gains of $9 and $9, respectively. For the three and nine months ended September 30, 2014, a tax (benefit) provision of $0 and $249 were recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

5. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Numerator—net increase in net assets resulting from operations:	$2,595	$11,810	$32,214	$32,075
Denominator—basic and diluted weighted average common shares:	33,507	33,905	33,739	33,905
Basic and diluted net increase in net assets per common share resulting from operations:	$0.08	$0.35	$0.95	$0.95

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

6. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2015 and December 31, 2014:

	As of
	September 30, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$168,851	2.75%	$303,500	$188,351	2.69%
Term Loan Facility	106,500	106,500	3.00%	106,500	106,500	3.44%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%

Total	$460,000	$325,351	3.45%	$460,000	$344,851	3.51%

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Loan Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month maturity.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its subsidiaries, of not less than 2.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

For the nine months ended September 30, 2015, the Company borrowed $120,000 and repaid $139,500 under the Facilities. For the nine months ended September 30, 2014, the Company borrowed $248,050 and repaid $170,749 under the Facilities.

As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3,154 and $2,388 were incurred in connection with the Facilities during the three months ended September 30, 2015 and 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $9,394 and $6,953 were incurred in connection with the Facilities during the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, the carrying amount and fair value of the Company’s Notes was $50,000 and $51,000, respectively. As of December 31, 2014, the carrying amount and fair value of Company’s Notes was $50,000 and $51,620, respectively. The fair value of Company’s Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, the Company incurred $2,125 of fees and expenses.

These amounts were capitalized and are being amortized using the effective yield method over the term of the Notes. For the three and nine months ended September 30, 2015, the Company amortized $77 and $227 of deferred financing costs, respectively, which is listed under Amortization of Deferred Financing Costs on the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, the Company had $1,861 and $2,073, respectively, of remaining deferred financing costs on the Notes, which is listed under Deferred Financing Costs on the Company’s Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2015, the Company incurred interest expense on the Notes of $844 and $2,532, respectively.

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

The Company recognized a realized loss for three and nine months ended September 30, 2015 of $109 and $336, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for three and nine months ended September 30, 2014 of $116 and $344, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2015, the Company recognized ($114) and ($257), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2014, the Company recognized $267 and $168, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, the Company’s fair value of its swap agreement is ($470) and ($213), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2015 and December 31, 2014, the Company has the following unfunded commitments to portfolio companies (excluding Logan JV):

	As of
	September 30, 2015	December 31, 2014
Unfunded delayed draw facilities	$5,871	$29,826
Unfunded revolving commitments	4,478	4,478
Unfunded commitments to investments in funds	1,212	1,854

Total unfunded commitments	$11,561	$36,158

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2015 distributions as of September 30, 2015, 100% would be from ordinary income. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

10. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Per Share Data:
Net asset value, beginning of period	$13.29	$13.28	$13.08	$13.36
Net investment income, after taxes(1)	0.35	0.36	1.05	1.06
Net realized gains (losses) on investments(1)	0.01	(0.02)	0.01	(0.03)
Income tax provision, realized gain(1)	—	—	—	(0.01)
Net change in unrealized appreciation on investments(1)(2)	(0.27)	0.01	(0.09)	(0.10)
(Provision) benefit for taxes on unrealized gain on investments(1)	(0.01)	(0.01)	(0.01)	0.02
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	—	0.01	(0.01)	0.01

Net increase in net assets resulting from operations	0.08	0.35	0.95	0.95
Accretive effect of repurchase of common stock(2)	—	—	0.02	—
Distributions to stockholders from net investment income	(0.34)	(0.34)	(1.02)	(0.95)
Distributions to stockholders from net realized gains	—	—	—	(0.07)

Net asset value, end of period	$13.03	$13.29	$13.03	$13.29

Per share market value at end of period	$10.92	$12.90	$10.92	$12.90
Total return(3)(4)	(2.51%)	(5.43%)	1.29%	(15.73%)
Shares outstanding at end of period	33,338	33,905	33,338	33,905
Ratio/Supplemental Data:
Net assets at end of period	$434,519	$450,434	$434,519	$450,434
Ratio of total expenses to average net assets(5)(6)	10.64%	9.62%	10.73%	9.32%
Ratio of net investment income to average net assets	10.26%	10.70%	10.64%	10.60%
Portfolio turnover	4.94%	7.16%	13.30%	25.40%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended September 30, 2015, the ratio components included 2.69% of base management fee, 2.57% of incentive fee, 3.47% of the cost of borrowing, 1.88% of other operating expenses, and 0.03% of the impact of all taxes. For the three months ended September 30, 2014, the ratio components included 2.58% of base management fee, 2.62% of incentive fee, 2.40% of the cost of borrowing, 1.93% of other operating expenses, and 0.09% of the impact of all taxes.

For the nine months ended September 30, 2015, the ratio components included 2.67% of base management fee, 2.66% of incentive fee, 3.29% of the cost of borrowing, 1.99% of other operating expenses, and 0.12% of the impact of all taxes. For the nine months ended September 30, 2014, the ratio components included 2.47% of base management fee, 2.36% of incentive fee, 2.35% of the cost of borrowing, 1.98% of other operating expenses, and 0.16% of the impact of all taxes.

11. Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25,000 stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 6, 2016 and may be modified or terminated at any time for any reason without prior notice. The Company has provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that the Company purchases in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3,234	—	$7,000	—
Shares repurchased	263	—	568	—
Average price per share (including commission)	$12.28	—	$12.33	—
Weighted average discount to net asset value	7.56%	—	6.83%	—

The Company’s net asset value per share was increased by approximately $0.02 as a result of the share repurchases.

12. Subsequent Events

From October 1, 2015 through November 5, 2015, the Company closed two new and three follow-on investments totaling $26,254 in the retail and grocery, financial services, IT services, and consumer products industries. Of the new and follow-on investments, 62.0% were first lien investments, 19.0% were second lien investments and 19.0% was an investment in Logan JV. All of the new and follow-on debt investments were floating rate with a combined weighted average yield based upon cost at the time of the investment of 9.5%.

On October 9, 2015, the Company received proceeds of $8,979 from the repayment of its senior secured first lien investment in Embarcadero Technologies, Inc., which included a prepayment premium of $67.

On October 27, 2015, the Company sold its second lien investment in BBB Industries US Holding, Inc. for total proceeds of $4,275, resulting in a nominal realized gain.

On November 3, 2015, the Company’s board of directors declared a dividend of $0.34 per share payable on December 31, 2015 to stockholders of record at the close of business on December 15, 2015.

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

As of September 30, 2015, we, together with our credit-focused affiliates, collectively had $6,162 million of assets under management. This amount included $779 million of our assets, $181 million of assets of the managed funds and separate account managed by us, and $5,202 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, the consolidated subsidiary of the Advisor.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate of $1,653.4 million in commitments into 81 separate portfolio companies or investment vehicles through a combination of both initial and follow-on investments. The Company alone represented $1,319.8 million of the $1,653.4 million aggregate investments made since April 2010. Since April 2010, we, along with our managed funds and separately managed account, have received $846 million from paydowns related to these investments. The Company alone has received $691 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2015, we had $748.3 million (at fair value) of portfolio investments, which represents a $35.9 million, or 4.6% decrease from the $784.2 million (at fair value) as of December 31, 2014. We also decreased our portfolio to 55 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2015, from 60 portfolio investments, including Greenway and Greenway II, as of December 31, 2014.

At September 30, 2015, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment (including restructured investments where we converted debt to equity), at amortized cost and fair value was approximately $15.1 million and $15.0 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $32.2 million and $31.2 million, respectively. At December 31, 2014, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment, at amortized cost and fair value was approximately $14.3 million and $14.3 million, respectively and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $39.7 million, respectively.

At September 30, 2015, based upon fair value, 76.0% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 24.0% bore interest at fixed rates. At December 31, 2014, 72.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.8% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2015	December 31, 2014
First lien secured debt	11.5%	11.3%
Second lien debt	11.0%	11.0%
Subordinated debt(1)	13.1%	13.4%
Investments in payment rights(2)	17.1%	16.8%
CLO residual interests(2)	14.6%	13.4%
Income-producing equity securities	11.0%	10.6%

Debt and income-producing investments(3)	11.7%	11.7%
Debt investments	11.5%	11.6%

(1)	Includes the impact of all loans on non-accrual status.
(2)	Yields from investments in payment rights and CLO residual interests represents an effective yield expected from anticipated cash flows.
(3)	Excludes yield on the Logan JV as the fund commenced operations on December 3, 2014. As of September 30, 2015, dividend income, and realized gain earned on the Logan JV of $1.2 million for the three months ended September 30, 2015 represented a 11.9% yield based upon average equity invested.

As of September 30, 2015 and December 31, 2014, portfolio investments, in which we have debt investments, had an average earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $30 million and $27 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2015 and December 31, 2014, our weighted average attachment point in the capital structure of our portfolio companies is approximately 4.4 times and 4.1 times EBITDA, respectively, for each of these based on our latest available financial information for each of these periods.

As of September 30, 2015, excluding investments made in Greenway and Greenway II, 79.2% of our portfolio investments are in sponsored investments and 20.8% of our portfolio investments are in unsponsored investments. Our portfolio investments as of September 30, 2015 have used our capital for change of control transactions (22.6%), acquisitions/growth capital (32.1%), refinancings (15.1%), recapitalizations (15.1%) and other (15.1%). As September 30, 2015, we have closed portfolio investments with 47 different sponsors since inception.

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

The following table summarizes the amortized cost and fair value of investments as of September 30, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$345.8	46.4%	$341.2	45.6%
Second lien debt	193.0	25.9%	192.0	25.7%
Subordinated debt	77.9	10.4%	71.4	9.5%
Equity investments	50.8	6.8%	67.4	9.0%
Investment in Logan JV	44.4	6.0%	42.8	5.7%
CLO residual interests	17.8	2.4%	15.7	2.1%
Investment in payment rights	11.9	1.6%	13.5	1.8%
Investments in funds	3.8	0.5%	4.3	0.6%

Total investments	$745.4	100.0%	$748.3	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for equity investment in Surgery Center Holdings, Inc., which is now Level 2.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$396.6	50.9%	$393.8	50.3%
Second lien debt	168.9	21.7%	168.5	21.5%
Subordinated debt	103.9	13.3%	100.7	12.8%
Equity investments	43.5	5.6%	52.7	6.7%
CLO residual interests	34.2	4.4%	34.9	4.5%
Investment in Logan JV	16.8	2.2%	16.7	2.1%
Investment in payment rights	11.9	1.5%	13.5	1.7%
Investments in funds	3.2	0.4%	3.4	0.4%

Total investments	$779.0	100.0%	$784.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

The following is a summary of the industry classification in which the Company invests as of September 30, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$131.4	$131.2	30.18%
Financial services	123.8	116.3	26.75%
IT services	111.8	108.0	24.86%
Manufacturing	75.2	73.7	16.97%
Healthcare	61.8	67.1	15.43%
Energy / utilities	47.8	43.6	10.04%
Retail & grocery	29.7	40.8	9.39%
Business services	34.1	34.4	7.91%
Industrials	28.3	26.7	6.15%
Food & beverage	22.5	23.3	5.37%
Transportation	19.8	21.7	5.00%
Restaurants	20.9	20.9	4.81%
Media, entertainment and leisure	15.7	19.9	4.58%
Structured products	17.8	15.7	3.61%
Aerospace & defense	4.8	5.0	1.16%

Total Investments	$745.4	$748.3	172.21%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.7	$120.4	27.15%
IT services	108.7	106.5	24.02%
Healthcare	77.5	83.2	18.75%
Financial services	71.4	68.9	15.55%
Manufacturing	70.8	68.4	15.41%
Retail & grocery	53.0	55.8	12.58%
Industrials	54.6	54.1	12.18%
Energy / utilities	50.3	48.9	11.04%
Food & beverage	38.6	39.3	8.85%
Structured products	34.2	34.9	7.87%
Business services	32.2	32.2	7.27%
Media, entertainment and leisure	25.1	29.7	6.69%
Restaurants	20.8	20.8	4.68%
Transportation	14.3	14.3	3.21%
Aerospace & defense	6.8	6.8	1.53%

Total Investments	$779.0	$784.2	176.78%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2015 and 2014 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
New portfolio investments	$9.9	$27.2	$22.1	$161.4
Existing portfolio investments:
Follow-on investments	19.2	3.5	72.3	55.2
Delayed draw and revolver investments	8.3	8.4	12.4	15.6

Total existing portfolio investments	27.5	11.9	84.7	70.8

Total portfolio investment activity	$37.4	$39.1	$106.8	$232.2

Number of new portfolio investments	1	2	2	12
Number of existing portfolio investments	10	8	15	12
First lien secured debt	$10.1	$28.4	$23.7	$113.1
Second lien debt	15.3	—	40.5	89.9
Subordinated debt	1.7	3.4	6.6	11.7
Investments in funds	0.4	0.5	0.6	1.3
Investment in Logan JV	8.8	—	27.6	—
Equity investments	1.1	6.8	7.8	16.2

Total portfolio investments	$37.4	$39.1	$106.8	$232.2

Weighted average yield of new debt investments	10.0%	11.2%	11.0%	11.0%
Weighted average yield, including all new income-producing investments	10.2%	11.8%	11.3%	10.9%

For the three and nine months ended September 30, 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $49.0 million and $146.8 million, respectively. For the three and nine months ended September 30, 2014, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $65.9 million and $170.3 million, respectively.

The following are proceeds received from notable prepayments and sales of our investments (in millions):

For the nine months ended September 30, 2015

•	Repayment of a first lien secured debt investment in Harrison Gypsum, LLC, which resulted in proceeds of $31.6 million, which included a prepayment premium of $0.07 million;

•	Sale of a CLO residual interest in Adirondack Park CLO Ltd., which resulted in proceeds of $7.8 million, including a nominal realized gain;

•	Sale of a CLO residual interest in Sheridan Square CLO, Ltd., which resulted in proceeds of $5.0 million, including a nominal realized loss;

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $2.8 million and included a nominal realized gain;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million;

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million;

•	Repayment of second lien and subordinated debt investments in Sheplers, Inc. at par, resulting in proceeds of $13.5 million;

•	Partial sale of first lien secured debt and common equity investments in Igloo Products Corp., which resulted in proceeds of $14.1 million and included a nominal realized gain; and

•	Partial sale of a second lien debt investment in Vision Solutions, Inc., which resulted in proceeds of $2.0 million.

For the nine months ended September 30, 2014

•	Sale of a second lien debt investment in Blue Coat Systems, Inc., resulting in proceeds of $15.3 million and included a realized gain of $0.6 million;

•	Repayment of a second lien debt investment in Tectum Holdings Inc. at par, resulting in proceeds of $12.0 million;

•	Repayment of a subordinated debt investment in Trinity Services Group Inc., resulting in proceeds of $23.5 million, which included a prepayment premium of $0.5 million;

•	Repayment of a second lien debt investment in TriMark USA, LLC, resulting in proceeds of $20.2 million, which included a prepayment premium of $0.2 million;

•	Repayment of a first lien secured debt investment in Cydcor LLC at par, resulting in proceeds of $13.2 million;

•	Sale of a first lien secured debt investment in Hostway Corporation, resulting in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of an investment in LCP Capital Fund LLC, resulting in proceeds of $8.4 million;

•	Repayment of a first lien secured debt investment in NCM Group Holdings, LLC, resulting in proceeds of $28.1 million, which included a prepayment premium of $1.3 million;

•	Repayment of a subordinated debt investment in SeaStar Solutions, resulting in proceeds of $16.8 million, which included a prepayment premium of $0.3 million; and

•	Partial sale of $4.9 million, which included a nominal realized gain, of a second lien debt investment in Surgery Center Holdings, Inc.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 17.5% (based on cash principal invested of $546.2 million and total proceeds from these exited investments of $691.1 million). 95.1% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Logan JV is capitalized with equity contributions which are generally called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of us, coupled with that of Perspecta, and we may withhold such authorization for any reason in our sole discretion.

As of September 30, 2015 and December 31, 2014, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$44.4	$155.6
Perspecta Trident LLC	50.0	11.1	38.9

Total Investments	$250.0	$55.5	$194.5

	As of December 31, 2014
Member	Total Commitments	Contributed Capital(a)	Unfunded Commitments
THL Credit, Inc.	$120.0	$16.8	$103.2
Perspecta Trident LLC	30.0	4.2	25.8

Total Investments	$150.0	$21.0	$129.0

(a)	Logan JV had called but not yet received $13.0 million in aggregate capital of which THL Credit, Inc.‘s share was $10.4 million. This was recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. On May 1, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $75.0 million. On July 27, 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $100.0 million. On November 2, 2015, in accordance with the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $125.0 million. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of September 30, 2015, Logan JV had $91.2 million of outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of September 30, 2015 and December 31, 2014, Logan JV had total investments at fair value of $148.2 million and $30.7 million, respectively. As of September 30, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 80 and 22 different borrowers, respectively. As of September 30, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of September 30, 2015 and December 31, 2014, Logan JV had unfunded commitments to revolver and delayed draw loans to its portfolio companies totaling $0.3 million and $0.2 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2015 and December 31, 2014:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt(1)	$131,349	$30,237
Second lien debt(1)	21,024	1,000

Total debt investments	$152,373	$31,237

Weighted average yield on first lien secured loans(2)	6.4%	6.70%
Weighted average yield on second lien loans(2)	8.9%	10.0%
Weighted average yield on all loans(2)	6.7%	6.5%
Number of borrowers in Logan JV	80	22
Largest loan to a single borrower(1)	$4,988	$2,500
Total of five largest loans to borrowers(1)	$23,881	$8,994
Loans on non-accrual status	$—	$—

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and nine months ended September 30, 2015, our share of income from distributions declared related to its Logan JV LLC equity interest was $1.2 and $2.3 million, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled, investments in the Consolidated Statement of Operations. As of September 30, 2015 and December 31, 2014, $1.5 million and $0, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2015, dividend income and realized gains earned of $1.2 million for the three months ended September 30, 2015, represented a dividend yield to the Company of 11.9% based upon average equity invested.

Logan JV Loan Portfolio as of September 30, 2015

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	3/17/2015	05/14/2021	$1,489	$1,502	$1,487
Albertson’s Holdings Llc	Retail	5.5% (LIBOR +4.5%)	12/5/2014	08/25/2021	1,985	1,989	1,988
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/2014	02/27/2019	990	990	988
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	9/4/2015	08/29/2022	3,000	2,981	2,987
Ap Gaming I Llc	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	5/27/2015	12/21/2020	2,990	2,971	2,955
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	2/12/2015	05/10/2019	992	984	982
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	7/13/2015	06/30/2021	4,988	4,963	4,963
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	996	863
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	4/30/2015	05/29/2020	994	985	785
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	5/13/2015	09/23/2021	995	854	861
Bioscrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	938	939	872
Bioscrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	563	564	523
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/5/2014	07/17/2020	1,438	1,419	1,439
Cabi	Retail	5.75% (LIBOR +4.75%)	6/19/2015	06/12/2019	1,234	1,223	1,234
Caesars Entertainment Resort Properties, Llc	Hotel, Gaming & Leisure	7% (LIBOR +6%)	1/15/2015	10/11/2020	2,981	2,857	2,793
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	2,417	2,397	2,402
Clear Balance Holdings, Llc	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	7/7/2015	12/12/2018	4,938	4,914	4,913
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	5/28/2015	10/24/2022	2,993	2,989	2,820
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,981	2,893	2,881
Cpi Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	8/14/2015	08/17/2022	2,000	1,970	1,989
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	3/16/2015	12/17/2021	2,481	2,516	2,491
Crowne Group Llc	Automotive	6% (LIBOR +5%)	1/14/2015	09/30/2020	1,489	1,472	1,484
Ct Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	2/11/2015	12/01/2021	1,985	1,995	1,982
Cwgs Group, Llc	Automotive	5.25% (LIBOR +4.25%)	12/22/2014	02/20/2020	2,407	2,408	2,411
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	9/9/2015	09/03/2019	1,995	1,935	1,920
Energysolutions, Llc	Environmental Industries	6.75% (LIBOR +5.75%)	3/16/2015	05/29/2020	2,000	2,023	1,970
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	1/15/2015	04/28/2021	1,490	1,462	1,347
Fr Utility Services Llc	Construction & Building	6.75% (LIBOR +5.75%)	12/18/2014	10/18/2019	1,485	1,482	1,487
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	2/18/2015	10/18/2019	992	925	650

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Global Healthcare Exchange Llc	Services: Business	5.5% (LIBOR +4.5%)	8/12/2015	08/15/2022	1,000	995	1,004
Gold Standard Baking Inc	Wholesale	5.5% (LIBOR +4.5%)	5/19/2015	05/11/2021	2,993	2,978	2,978
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	6/9/2015	06/30/2020	1,961	1,963	1,960
Gtcr Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/5/2014	05/30/2021	1,982	1,964	1,965
Img Llc/William Morris Endeavor Entertainment, Llc	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,485	1,454	1,481
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	1,922	1,905	1,922
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	3/26/2015	12/01/2019	209	(2)	0
J Jill	Retail	6% (LIBOR +5%)	5/8/2015	05/08/2022	1,050	1,045	1,047
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	7/24/2015	07/30/2020	1,000	980	985
Koosharem, Llc	Services: Business	7.5% (LIBOR +6.5%)	2/4/2015	05/15/2020	2,980	2,969	2,941
Legalzoom	Services: Business	8% (LIBOR +7%)	6/15/2015	05/13/2020	4,980	4,980	4,980
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	05/08/2021	2,651	2,667	2,644
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	6/23/2015	05/08/2021	342	344	341
Margaritaville Holdings Llc	Beverage, Food & Tobacco	7% (LIBOR +6%)	3/12/2015	03/12/2021	4,975	4,930	4,876
Mediarena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,485	1,465	1,440
Merrill Communications Llc	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	5/29/2015	06/01/2022	1,988	1,976	1,983
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/5/2014	05/01/2019	990	978	968
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	8/6/2015	08/07/2020	2,000	1,977	1,958
Nextcare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	8/21/2015	07/31/2018	2,993	2,978	2,993
Novitex Acquisition, Llc	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/5/2014	07/07/2020	986	971	937
Parq Holdings Lp	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	830	816	824
Parq Holdings Lp	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/5/2014	12/17/2020	170	167	169
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	9/2/2015	08/19/2022	1,000	975	980
Physiotherapy Associates Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	6/4/2015	06/04/2021	1,000	995	1,001
Pre-paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	5/21/2015	07/01/2019	983	978	989
Rentpath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,481	2,456	2,464
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	2/25/2015	04/25/2022	995	990	998
Roundy’s Supermarkets, Inc.	Retail	5.75% (LIBOR +4.75%)	5/28/2015	03/03/2021	3,000	2,934	2,635
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,923	1,914
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	8/28/2015	02/20/2022	2,500	2,475	2,494
Sourcehov Llc	Services: Business	7.75% (LIBOR +6.75%)	3/17/2015	10/31/2019	1,963	1,888	1,787
Stonewall Gas Gathering Llc	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	1/26/2015	01/28/2022	995	950	991
Toms Shoes Llc	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,990	1,859	1,861
Travelport Finance Luxembourg Sarl	Services: Business	5.75% (LIBOR +4.75%)	9/4/2015	09/02/2021	3,000	3,015	2,990
Ttm Technologies Inc	High Tech Industries	6% (LIBOR +5%)	5/7/2015	05/31/2021	1,000	967	935
Twcc Holding Corp.	Media: Broadcasting & Subscription	5.75% (LIBOR +5%)	5/21/2015	02/13/2020	2,523	2,503	2,512
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	993	984	997
Verdesian Life Sciences Llc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/9/2014	07/01/2020	949	948	949
Visant Corp.	Consumer goods: Non-Durable	7% (LIBOR +6%)	1/6/2015	09/23/2021	1,868	1,831	1,728
Zep Inc	Chemicals, Plastics & Rubber	5.75% (LIBOR +4.75%)	9/4/2015	06/27/2022	2,993	3,000	2,992

Total Senior Secured First Lien Term Loans						$129,769	$128,080

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
Abg Intermediate Holdings 2 Llc	Consumer goods: Durable	9.5% (LIBOR +8.5%)	6/19/2015	05/27/2022	867	858	869
Abg Intermediate Holdings 2 Llc	Consumer goods: Durable	9.5% (LIBOR +8.5%)	7/13/2015	05/27/2022	133	(1)	—
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	2/18/2015	03/03/2021	4,000	3,868	3,625
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	6/25/2015	07/08/2023	1,000	985	986
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	6/29/2015	05/09/2019	500	495	499
Eagleview Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	7/29/2015	07/14/2023	1,000	985	965
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	3/24/2015	09/03/2020	1,000	996	967
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	3/16/2015	11/22/2021	524	526	524
Genex Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	6/26/2015	05/30/2022	1,000	988	983
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	7/31/2015	08/18/2023	500	475	478
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	6/12/2015	07/03/2023	1,500	1,493	1,493
Ipc Corp	Telecommunications	10.5% (LIBOR +9.5%)	3/3/2015	02/06/2022	1,500	1,398	1,417
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	2/18/2015	10/08/2021	1,000	1,005	998
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	7/31/2015	07/31/2023	1,000	990	999
Mri Software Llc	High Tech Industries	9% (LIBOR +8%)	6/19/2015	06/24/2022	1,000	986	1,005
Rentpath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	918	954
Royal Adhesives and Sealants Llc/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	6/12/2015	06/19/2023	1,000	993	1,001
Twcc Holding Corp.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	5/28/2015	06/26/2020	2,000	1,873	1,871
Wash Multifamily Laundry Systems, Llc.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/15/2023	425	422	423
Wash Multifamily Laundry Systems, Llc.	Services: Consumer	8% (LIBOR +7%)	5/4/2015	05/12/2023	75	74	74

Total Second Lien Term Loans						$20,327	$20,131

						$150,096	$148,211

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents revolver and delayed draw commitments of $342, which was unfunded as of September 30, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/2014	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/2014	03/31/2020	2,494	2,470	2,473
Compuware Corp.	Services: Business	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/2014	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/2014	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/2014	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/2014	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/2014	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/2014	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/2014	12/17/2022	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $170, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015:

Selected Balance Sheet Information:

	As of September 30,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $150,096 and $30,697, respectively)	$148,211	$30,678
Capital contributions receivable	—	13,000
Cash	6,036	3,898
Other assets	1,778	898

Total assets	$156,025	$48,474

Loans payable	$91,162	$—
Payable for investments purchased	8,758	26,732
Distribution payable	1,830	—
Other liabilities	724	813

Total liabilities	$102,474	$27,545

Members’ Equity	$53,551	$20,929

Total liabilities and Member’s Equity	$156,025	$48,474

Selected Statement of Operations Information:

	For the three months ended September 30, 2015	For the nine months ended September 30, 2015
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$2,219	$4,423
Fee income	18	80

Total revenues	2,237	4,503
Credit facility expenses	737	1,469
Other fees and expenses	49	166

Total expenses	786	1,635

Net investment income	1,451	2,868
Net realized gains	45	45
Net change in unrealized appreciation (depreciation) on investments	(2,018)	(1,911)

Net (decrease) increase in net assets	$(522)	$1,002

As of September 30, 2014, Logan JV was not yet formed.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by the Company. The Company’s capital commitment to Greenway is $0.02 million. As of September 30, 2015 and December 31, 2014, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the September 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of September 30, 2015, distributions representing 110.6% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through September 30, 2015 totaled $165.9 million.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended September 30, 2015 and 2014, the Company earned $0.1 million and $0.3 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, the Company earned $0.5 million and $0.7 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $0.1 million and $0.3 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of September 30, 2015, the entire $186.5 million of commitments have been called. The Company’s capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the September 30, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of September 30, 2015, distributions representing 28.3% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through September 30, 2015 totaled $52.8 million.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended September 30, 2015 and 2014, we earned $0.4 million and $0.4 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, we earned $1.3 million and $1.5 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $0.5 million and $0.7 million, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended September 30, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, we recognized $0.2 million and $0.2 million, respectively, related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, $0.4 million and $0.6 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of September 30, 2015 and December 31, 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of September 30, 2015		As of December 31, 2014
Issuer	Security Description	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	Subordinated Notes, Residual Interest	18.7%	$517.0	$—	$—	$8.2	$8.2
Dryden CLO, Ltd.	Subordinated Notes, Residual Interest	23.1%	516.4	7.1	6.4	8.0	8.2
Flagship VII, Ltd.	Subordinated Notes, Residual Interest	12.6%	441.8	3.7	3.4	4.1	4.3
Flagship VIII, Ltd.	Subordinated Notes, Residual Interest	25.1%	470.9	7.0	5.9	8.5	8.5
Sheridan Square CLO, Ltd	Income Notes, Residual Interest	10.4%	724.5	—	—	5.4	5.7

Total CLO residual interests				$17.8	$15.7	$34.2	$34.9

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

For the three months ended September 30, 2015 and 2014, we recognized interest income totaling $0.7 million and $1.2 million, respectively, related to CLO residual interests. For the nine months ended September 30, 2015 and 2014, we recognized interest income totaling $3.0 million and $3.6 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of September 30, 2015 was $11.9 million and $13.5 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11.9 million and $13.5 million. For the three months ended September 30, 2015 and 2014, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the nine months ended September 30, 2015 and 2014, we recognized interest income totaling $1.5 million and $1.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.07 at September 30, 2015 and December 31, 2014, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015		December 31, 2014
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$137.3	18.3%	$72.1	9.2%
2(b)	421.4	56.5%	569.5	72.7%
3(c)	170.2	22.7%	136.0	17.3%
4(d)	16.8	2.2%	6.6	0.8%
5(e)	2.6	0.3%	—	—

Total	$748.3	100.0%	$784.2	100.0%

(a)	As of September 30, 2015 and December 31, 2014, Investment Score “1” included $25.1 million and $0, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2015 and December 31, 2014, Investment Score “2” included $128.1 million and $126.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2015 and December 31, 2014, Investment Score “3” included $52.4 million and $24.7 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2015 and December 31, 2014, Investment Score “4” included $0 and $4.6 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of September 30, 2015 and December 31, 2014, Investment Score “5” included $2.6 million and $0, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2015, we had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $2.6 million. As of December 31, 2014, we had no loans on non-accrual. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2015 and 2014

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and residual interests, or equity, of CLOs. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance, and consulting fees.

The following shows the breakdown of investment income for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income on debt securities
Cash interest	$16.9	$17.7	$51.2	$48.4
PIK interest	1.1	0.5	3.1	1.7
Prepayment premiums	0.1	0.7	0.3	2.4
Net accretion of discounts and other fees	1.0	1.2	2.6	3.6

Total interest on debt securities	19.1	20.1	57.2	56.1
Dividend income	1.2	0.2	2.6	3.0
Interest income on other income-producing securities	1.7	1.8	6.0	5.2
Fees related to Greenway and Greenway II	0.5	0.7	1.7	2.2
Other income	0.6	0.3	3.1	1.3

Total	$23.1	$23.1	$70.6	$67.8

The fluctuation between the three month periods was primarily due to the growth in dividend income and other income primarily from amendment and other fees. This increase was offset by lower interest income on debt securities.

The increases in investment income between the nine month periods ended September 30, 2015 and 2014 was primarily due to the growth in the overall investment portfolio since September 30, 2014, which led to higher interest income, as well as the increase in interest income of certain income producing securities and other income primarily from amendment and other fees. This increase was offset by lower fees received from Greenway and Greenway II.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Accumulated PIK balance, beginning of period	$7.6	$7.2	$7.0	$6.1
PIK income capitalized/receivable	1.2	0.5	3.6	1.7
PIK received in cash from repayments	(0.4)	(0.6)	(2.2)	(0.7)

Accumulated PIK balance, end of period	$8.4	$7.1	$8.4	$7.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2015 and 2014.

Expenses

Our primary operating expenses include the payment of base management fees, an incentive fee, borrowing expenses related to our credit facilities and Notes, expenses reimbursable under the investment management agreement, and the allocable portion of overhead under the administration and investment management agreements (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing, and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

The following shows the breakdown of expenses for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expenses
Interest and fees on Borrowings(a)	$3.9	$2.7	$10.9	$7.9
Incentive fees(b)	2.9	2.9	8.9	8.0
Base management fees	3.0	2.9	8.9	8.3
Other expenses	1.2	1.2	3.8	3.8
Administrator expenses	0.9	1.0	2.8	2.9

Total expenses before taxes	11.9	10.7	35.3	30.9
Income tax (benefit) provision, excise and other taxes(c)	(0.4)	0.2	(0.2)	1.1

Total expenses after taxes	$11.5	$10.9	$35.1	$32.0

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes. For the three and nine months ended September 30, 2015, we accelerated the amortization of $0.3 million of deferred financing costs in connection with the August 19, 2015 amendment.
(b)	For the three months ended September 30, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee reversal of $0 and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee reversal of $0 and $0.7 million, respectively. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned tax blocker corporations established to hold equity or equity-like portfolio company investments organized as pass-through entities, excise taxes related to our undistributed earnings and Delaware franchise taxes.

The increase in operating expenses for the three months ended September 30, 2015 and 2014 was due primarily to the increase in fees and expenses related to our borrowings. This increase in expenses was offset by a decrease in income tax provision which was the result of updated tax estimates from portfolio companies held by our blocker corporations.

The increase in operating expenses for the nine months ended September 30, 2015 and 2014 was due primarily to the increase in base management and incentive fees since September 30, 2014, as well as interest and fees, which was a result of an increase in the credit facility commitments and borrowings outstanding. This increase was offset by a decrease in income tax provision which was the result of updated tax estimates from portfolio companies held by our blocker corporations.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.6 million, or $0.35 per common share based on a weighted average of 33,506,914 common shares outstanding for the three months ended September 30, 2015, as compared to $12.2 million, or $0.36 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended September 30, 2014.

Net investment income was $35.5 million, or $1.05 per common share based on a weighted average of 33,739,279 common shares outstanding for the nine months ended September 30, 2015, as compared to $35.8 million, or $1.06 per common share based on a weighted average of 33,905,202 common shares outstanding for the nine months ended September 30, 2014.

The decrease in net investment income for the three months ended September 30, 2015 and 2014 is primarily attributable to increased costs associated with borrowings outstanding and accelerated amortization of deferred financing costs related to a recent amendment, which was offset by a favorable income tax benefit compared to the prior period.

The decrease in net investment income for the nine months ended September 30, 2015 and 2014, is primarily attributable to the increase in base management and incentive fees and borrowing expenses, which was offset by a higher portfolio income and a favorable income tax benefit compared to the prior period.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Escrow receivable settlement(a)	$—	$—	$—	$(1.0)
Blue Coat Systems, Inc.	—	0.1	—	0.6
C&K Market, Inc.(b)	—	(1.0)	—	(1.1)
Jefferson Management Holdings, LLC	—	—	—	(0.5)
Surgery Center Holdings, Inc.	—	—	—	0.7
Other	0.2	0.1	0.3	0.2

Net realized (losses)/gains	$0.2	$(0.8)	$0.3	$(1.1)

(a)	Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $0.2 million of previously accelerated amortization income against interest income recognized for the three and nine months ended September 30, 2014.
(b)	On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14.3 million were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1.0 million.

For the three and nine months ended September 30, 2015, a nominal tax (benefit) provision was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company. For the three and nine months ended September 30, 2014, a tax (benefit) provision of $0 and $0.2 million, respectively, was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

Net Change in Unrealized Appreciation of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gross unrealized appreciation on investments	$5.4	$8.6	$15.6	$18.2
Gross unrealized depreciation on investments	(13.0)	(10.0)	(17.5)	(20.3)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	(1.0)	1.9	(0.4)	(0.9)

Total	$(8.6)	$0.5	$(2.3)	$(3.0)

The net change in unrealized appreciation (depreciation) on our investments was driven primarily by changes in the capital market conditions and financial performance of certain portfolio investments.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2015 and 2014, we recognized a provision for tax on unrealized gains on investments of $0.4 million and $0.3 million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2015 and 2014, we recognized a provision (benefit) for tax on unrealized gains on investments of $0.7 million and ($0.7) million for consolidated subsidiaries, respectively. As of September 30, 2015 and December 31, 2014, $3.3 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended September 30, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $(0.1) million and $0.3 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the nine months ended September 30, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $(0.3) million and $0.2 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended September 30, 2015 and 2014, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the nine months ended September 30, 2015 and 2014, we realized a loss of $0.3 million and $0.3 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $2.6 million, or $0.08 per common share based on a weighted average of 33,506,914 common shares for the three months ended September 30, 2015, as compared to $11.8 million, or $0.35 per common share, based on a weighted average of 33,905,202 common shares for the three months ended September 30, 2014.

Net increase in net assets resulting from operations totaled $32.2 million, or $0.95 per common share based on a weighted average of 33,739,279 common shares for the nine months ended September 30, 2015, as compared to $32.1 million, or $0.95 per common share, based on a weighted average of 33,905,202 common shares for the nine months ended September 30, 2014.

The decrease in net assets resulting from operations between the three month periods ended September 30, 2015 and 2014 is due primarily to a decrease in unrealized appreciation of the portfolio due to changes in the capital market conditions and financial performance of certain portfolio investments and an increase in borrowing expenses.

The decrease in net assets resulting from operations between the nine month periods ended September 30, 2015 and 2014 is due primarily to an increase in realized gains and losses in the portfolio, offset by an increase in base management and incentive fees and borrowing expenses.

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

In December 2014, the Company completed a public debt offering selling $50.0 million of Notes due 2021, or the Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48.5 million.

On April 30, 2014, we closed an additional $85.0 million of commitments to our Facilities, which brought the aggregate size to $410.0 million of commitments. For the nine months ended September 30, 2015, we borrowed $120.0 million under our Revolving Facility and repaid $139.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. For the nine months ended September 30, 2014, we borrowed $234.6 million under our Revolving Facility and $13.5 million under our Term Loan Facility and repaid $170.7 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities provided (used) cash of $70.7 million and ($41.5) million for the nine months ended September 30, 2015 and 2014, respectively, primarily in connection with the purchase, repayments and sales of portfolio investments. For the nine months ended September 30, 2015, our financing activities used $19.5 million to repay borrowings, used $34.3 million for distributions to stockholders, used $0.7 million to repurchase common stock, and $1.8 million for the payment of financing and offering costs. For the nine months ended September 30, 2014, our financing activities provided cash of $77.3 million from net borrowings and used cash of $34.6 million for distributions to stockholders and $1.9 million for the payment of financing and offering costs.

As of September 30, 2015 and December 31, 2014, we had cash of $10.7 million and $2.7 million, respectively.

We believe cash balances, the Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2015 and December 31, 2014 (in millions):

in millions

	As of
	September 30, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$168.9	2.75%	$303.5	$188.4	2.69%
Term Loan Facility	106.5	106.5	3.00%	106.5	106.5	3.44%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%

Total	$460.0	$325.4	3.45%	$460.0	$344.9	3.51%

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Loan Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month maturity.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a maturity date that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month maturity.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or financial covenants, including covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our subsidiaries, of not less than 2.00:1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

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

For the nine months ended September 30, 2015, we borrowed $120.0 million and repaid $139.5 million under the Facilities. For the nine months ended September 30, 2014, we borrowed $248.1 million and repaid $170.7 million under the Facilities.

As of September 30, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $3.2 million and $2.4 million were incurred in connection with the Facilities during the three months ended September 30, 2015 and 2014, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $9.4 and $7.0 million were incurred in connection with the Facilities during the nine months ended September 30, 2015 and 2014, respectively.

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

As of September 30, 2015, the carrying amount and fair value of our Notes was $50.0 million and $51.0 million, respectively. As of December 31, 2014, the carrying value and fair value of our Notes was $50.0 million and $51.6 million, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume. In connection with the issuance of the Notes, we incurred $2.1 million of fees and expenses. These amounts were capitalized and are being amortized using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2015, we amortized approximately $0.1 million and $0.2 million, respectively, of deferred financing costs, which is included under amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, we had approximately $1.9 million and $2.1 million, respectively, of remaining deferred financing costs on the Notes, which is included under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the three and nine months ending September 30, 2015, we incurred interest expense on the Notes of approximately $0.8 million and $2.5 million, respectively.

As of September 30, 2015, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 6 to our consolidated financial statements for more detail on the Notes.

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

For the three months ended September 30, 2015 and 2014, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, we recognized $0.3 million and $0.3 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended September 30, 2015 and 2014, we recognized ($0.1) million and $0.3 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the nine months ended September 30, 2015 and 2014, we recognized ($0.3) million and $0.2 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2015 and December 31, 2014, our fair value of the swap agreement is $(0.5) million and $(0.2) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2015 and December 31, 2014, we have the following unfunded commitments to portfolio companies (in millions) (excluding Logan JV):

	As of
	September 30, 2015	December 31, 2014
Unfunded delayed draw facilities	$5.9	$29.8
Unfunded revolving commitments	4.5	4.5
Unfunded commitments to investments in funds	1.2	1.9

Total unfunded commitments	$11.6	$36.2

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three or nine months ended September 30, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of its 2015 distributions as of September 30, 2015, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2015 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of September 30, 2015 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Term Loan Facility	$106.5	—	—	—	$106.5
Note Payable	$50.0	—	—	—	$50.0

(1)	Excludes commitments to extend credit to our portfolio companies.

We entered into an interest rate derivative to manage interest rate risk. We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss). Further discussion of the interest rate derivative is included in Note 1 “Significant Accounting Policies” and Note 7 “Interest Rate Derivative” in the “Notes to Consolidated Financial Statements.”

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3.2	—	$7.0	—
Shares repurchased	0.3	—	0.6	—
Average price per share (including commission)	$12.28	—	$12.33	—
Weighted average discount to net asset value	7.56%	—	6.83%	—

Our net asset value per share was increased by approximately $0.02 as a result of the share repurchases.

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

For the three months ended September 30, 2015 and 2014, we incurred base management fees payable to the Advisor of $3.0 million and $2.9 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred base management fees payable to the Advisor of $8.9 million and $8.3 million, respectively. As of September 30, 2015 and December 31, 2014, $3.0 million and $2.8 million, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch-up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three months ended September 30, 2015 and 2014, we incurred $2.9 million and $3.0 million, respectively, of incentive fees related to ordinary income. For the nine months ended September 30, 2015 and 2014, we incurred $8.9 million and $8.8 million, respectively, of incentive fees related to ordinary income. As of September 30, 2015 and December 31, 2014, $2.8 and $3.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2015 and December 31, 2014, $1.2 million and $1.1 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of September 30, 2015 and December 31, 2014.

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

For the three months ended September 30, 2015 and 2014, we reversed $0 and $0.08 million, respectively, of incentive fees related to the GAAP incentive fee. For the nine months ended September 30, 2015 and 2014, we reversed $0 and $0.7 million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the three months ended September 30, 2015 and 2014, we incurred administrator expenses of $0.9 million and $1.0 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred administrator expenses of $2.8 million and $2.9 million, respectively. As of September 30, 2015 and December 31, 2014, $0.01 million and $0, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of September 30, 2015 and December 31, 2014, $0.004 million of expenses and $0.1 million of overpaid Administrator expenses were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of September 30, 2015 and December 31, 2014, $0.6 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We paid certain professional fees related to organizing Logan JV, on behalf of Logan JV. As of September 30, 2015 and December 31, 2014, $0 and $0.04 million, respectively, of expenses were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Debt Investments

For debt investments, we generally determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity investments and for debt investments that are credit impaired, close to maturity or where we also hold a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

Interest Rate Derivative

We value our interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology include the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

Collateralized Loan Obligations

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

Payment Rights

We value our investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

Equity

We use a combination of the income and market approaches to value our equity investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The income approach uses valuation techniques to convert future cash flows or earnings to a single present amount (discounted). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that we may take into account in fair value pricing our investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, our principal market as the reporting entity, and enterprise values, among other factors.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2015, we had one loan on non-accrual with an amortized cost basis of $4.5 million and fair value of $2.6 million. As of December 31, 2014, we had no loans on non-accrual status.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to U.S. federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended September 30, 2015 and 2014, we incurred U.S. federal excise tax and Delaware franchise tax of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred U.S. federal excise tax and Delaware franchise tax of $0.5 million and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2015 and 2014 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Current income tax provision:
Current income tax (benefit) provision	$(0.3)	$0.2	$(0.1)	$1.0
Current provision for taxes on realized gain on investments	(0.0)	—	(0.0)	(0.2)
Deferred income tax provision:
Deferred income tax benefit	(0.2)	(0.1)	(0.5)	(0.2)
(Provision) benefit for taxes on unrealized gain on investments	(0.4)	(0.3)	(0.7)	0.7

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its tax blocker corporations. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2015 and December 31, 2014, $0.3 million and $0.2 million, respectively, of income tax receivable was included in prepaid expenses and other assets and $0 and $0 of income taxes payable, respectively, was included as income taxes payable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2015 and December 31, 2014, $3.2 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in tax blocker corporations. As of September 30, 2015 and December 31, 2014, $0.8 million and $0.3 million, respectively of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

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

Recent Developments

From October 1, 2015 through November 5, 2015, we closed two new and three follow-on investments totaling $26.3 million in the retail and grocery, financial services, IT services, and consumer products industries. Of the new and follow-on investments, 62.0% were first lien investments, 19.0% were second lien investments and 19.0% was an investment in Logan JV. All of the new and follow-on debt investments were floating rate with a combined weighted average yield based upon cost at the time of the investment of 9.5%.

On October 9, 2015, we received proceeds of $9.0 million from the repayment of our senior secured first lien investment in Embarcadero Technologies, Inc., which included a prepayment premium of $0.07 million.

On October 27, 2015, we sold our second lien investment in BBB Industries US Holding, Inc. for total proceeds of $4.3 million, resulting in a nominal realized gain.

On November 3, 2015, our board of directors declared a dividend of $0.34 per share payable on December 31, 2015 to stockholders of record at the close of business on December 15, 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2015, 24.0% of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our September 30, 2015 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$10.3	$6.8	$3.5
Up 200 basis points	$5.6	$4.5	$1.1
Up 100 basis points	$1.1	$2.3	$(1.2)
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 3. Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2015 for more information on the incentive fee.

Based upon the current three month LIBOR rate, a hypothetical decrease in LIBOR would not affect our net income, due to the aforementioned floors in place on our debt investments. Based upon the current one month LIBOR rates, a hypothetical decrease in LIBOR would not affect interest expense, due to the current rates being lower than 100 basis points. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR on a notional amount of $50 million. In the future, we may use other standard hedging instruments such as futures, options and forward contracts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2015 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Dollar amount repurchased	$3.2	—	$7.0	—
Shares repurchased	0.3	—	0.6	—
Average price per share (including commission)	$12.28	—	$12.33	—
Weighted average discount to net asset value	7.56%	—	6.83%	—

The Company’s net asset value per share was increased by approximately $0.02 as a result of the share repurchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 2, 2015, Stephanie Paré Sullivan, the Chief Legal Officer of the Company, notified the Company that she will resign from the Company effective December 31, 2015.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).* [to include ING amendment]

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: November 5, 2015	By:	/S/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: November 5, 2015	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: November 5, 2015	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer