Form 10-K
period 2015-12-31
THL Credit, Inc.
filed 2016-03-10
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 814-00789

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.75% Senior Notes due 2021	The New York Stock Exchange
6.75% Senior Notes due 2022	The New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-Accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $388.1 million based on the closing price on that date of $11.55 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 10, 2016, there were 33,310,930 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment activities are managed by THL Credit Advisors and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of lower middle market companies. We are a direct lender to lower middle market companies that invests primarily in directly originated first lien and second lien secured loans, including through unitranche investments. In certain instances, we make subordinated debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity co-investments. We may also provide advisory services to managed funds.

We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. See “-Material Conflicts of Interests” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification

We define lower middle market companies to mean both public and privately-held companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, generally between $5 million and $25 million. We expect to generate returns through a combination of contractual interest payments on debt investments, equity appreciation (through options, warrants, conversion rights or direct equity investments) and origination and similar fees. We can offer no assurances that we will achieve our investment objective.

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate $1,709 million in commitments to 84 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $913.6 million from paydowns and sales of investments. The Company alone has received $747.9 million from paydowns and sales of investments.

As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from public securities and private offerings to finance our investment objectives. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations.

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

(1)	THL Credit Advisors LLC is owned and controlled by certain of the THL Credit Principals (defined below) and a partnership consisting of certain of the partners of THL Partners (defined below).
(2)	THL Credit SLS Senior Loan Strategies LLC, a majority-owned subsidiary of THL Credit Advisors, focuses principally on broadly syndicated senior loans.
(3)

Greenway I is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, together with a nominal amount committed by the Company, all of which has been paid in and invested by Greenway I, which is managed by us.

(4)

Greenway II is an investment fund and, together with a related vehicle, has $187 million of capital committed by third party investors, all of which has been paid in and invested by Greenway II, together with a nominal amount committed by the Company, which is managed by us.

(5)

Logan JV is a joint venture entered into between the Company and Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, which invests primarily in senior secured first lien term loans. Logan JV has $250 million of capital commitments, of which the Company committed $200 million and Perspecta committed $50 million.

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

THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is an alternative credit investment manager for both direct lending and broadly syndicated investments through public and private vehicles, collateralized loan obligations, separately managed accounts and co-mingled funds. THL Credit Advisors and its credit-focused affiliates managed assets of $6.6 billion as of December 31, 2015 across its two primary investment platforms: Direct Lending and Tradable Credit.

THL Credit Advisors benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

THL Credit Advisors’ Direct Lending platform invests in directly originated first and second lien secured loans, including unitranche investments. In certain instances, THL Credit Advisors’ Direct Lending platform also makes subordinated debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities, and direct equity co-investments. Direct Lending investments are made through us, our managed funds, Greenway and Greenway II, and Logan JV.

THL Credit Advisors’ Tradable Credit platform manages investments in broadly syndicated loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a non-diversified, closed-end management investment company. The Advisor maintains a variety of advisory or sub-advisory relationships across its investment platform. For example, the Advisor may serve as an investment adviser to one or more private funds or registered closed-end funds and presently serves as an investment adviser to CLOs, THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF).

THL Credit Advisors is headquartered in Boston, with additional investment teams in Chicago, Houston, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, THL Credit Advisors has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its platforms.

THL Credit Advisors is led by Sam W. Tillinghast, Christopher J. Flynn, W. Hunter Stropp and Terrence W. Olson, who constitute its principals (collectively, “THL Credit Principals”). THL Credit Advisor’s Direct Lending investment committee, which serves as our investment committee, is comprised of Messrs. Tillinghast, Flynn, Stropp and Olson (the “Investment Principals”).

THL Credit Advisors is owned and controlled by the THL Credit Principals and a partnership consisting of certain of the partners of THL Partners. The Investment Principals have worked together over the past eight years at THL Credit Advisors and its predecessor, and together with their prior investment experiences, have invested through multiple business and credit cycles across the entire capital structure. We believe the Investment Principals bring a unique investment perspective and skill set by virtue of their complementary, collective experience as both debt and equity investors. In addition, we believe they bring an active equity ownership mentality and intend to focus on adding value to portfolio companies through board representation, when possible, active monitoring and direct dialogue with management.

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

THL Partners is one of the world’s oldest and most experienced private equity firms. Since its founding in 1974, the firm has raised over $20 billion of equity capital and invested in more than 130 portfolio companies with an aggregate value of over $150 billion. THL Partners invests in growth-oriented businesses, headquartered primarily in North America, across three sectors: Business & Financial Services, Consumer & Healthcare, and Media & Information Services. The firm partners with portfolio company management to identify and implement operational and strategic improvements to accelerate sustainable revenue and profit growth. THL Partners strives to build great companies of lasting value and generate superior investment returns. We believe we benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the contacts and industry knowledge of THL Partners’ investment team to enhance its transaction sourcing capabilities and consults with the THL Partners team on specific industry issues, trends and other complementary matters.

Investment Approach

Our investment approach consists of the following four separate and distinct phases: (1) sourcing; (2) selecting; (3) structuring; and (4) supervising investments. Sourcing involves our efforts to generate as vast a universe of relevant and actionable investment opportunities as possible. Selecting represents our decision- making process regarding which of those investments to pursue. Structuring summarizes our creative approach to deploying capital on a case by case basis in a way that maximizes value. Supervising is a reference to our ongoing rigorous credit monitoring.

Sourcing

The elements of our sourcing efforts will include: (i) determining the market in which we intend to participate; (ii) identifying the opportunities within that market; (iii) having a clear strategy; (iv) knowing the competition; and (v) distinguishing our competitive advantages.

Determining the Market

We invest primarily in debt securities of sponsored and unsponsored issuers in the lower middle market based mainly in the United States. Our debt investments are composed of directly originated first lien secured loans and second lien secured loans. In certain instances, we also make subordinated or mezzanine debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities, and direct equity co- investments. Our first lien secured loans may be structured as traditional first lien loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. We also may provide advisory services to managed funds.

It is our belief that having a combination of sponsored and unsponsored investments in debt securities will benefit us with the most attractive opportunities across investment cycles. To that end, our nationwide origination efforts target both private equity sponsors and referral sources of unsponsored companies.

Market opportunity

We believe the environment for investing in lower middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. Lower middle market companies are experiencing improved fundamentals driven by a stabilizing economy and an increase in confidence.

Meaningful availability of investable capital at private equity firms. Recent private equity data show over $1 trillion of unused commitments to private equity funds that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.

Consolidation among commercial banks has reduced their focus on lower middle market business. We believe that many senior lenders have de-emphasized their service and product offerings to lower middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers.

Increased lending regulation has limited the ability of traditional lenders to provide capital to lower middle market companies. Heightened scrutiny of large bank institutions by regulatory bodies has prompted lending guidelines that have sought to limit leverage, deter banks from lengthening payment timelines and restrict banks from holding certain CLO securities.

Lower middle market companies are increasingly seeking lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. We believe that many lower middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations.

The current regulatory and market environment may mean more favorable opportunities for investing in lower middle market companies. The combination of bank consolidation and increased regulation has resulted in fewer lender participants and a greater opportunity for us to originate proprietary investment opportunities in the lower middle market.

The large yet fragmented lower middle market may offer lenders more attractive economic terms compared to the more efficient, syndicated markets. Investing in debt securities in the lower middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities.

Investment strategy

We believe a strategy focused primarily on debt securities in lower middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt investments tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity.

Competition

Our primary competitors to providing financing to lower middle market companies will include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

Competitive advantages

We believe that we possess the following competitive advantages over many other capital providers to lower middle market companies:

Experienced management team. As stated above, the Investment Principals are experienced and have worked together extensively and together with their past investment experiences have invested through multiple business and credit cycles across the entire capital structure with the objective of generating attractive, long-term, risk-adjusted returns. Each of the Investment Principals brings a unique investment perspective and skill-set by virtue of their complementary collective experiences as both debt and equity investors.

Proactive Sourcing Platform. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Houston, Los Angeles and New York, the THL Credit Principals have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which we generate investment opportunities consistent with our investment strategy.

Significant institutional expertise and brand recognition gained from investing approximately $1.8 billion in 87 companies since June 2009 across direct lending credit platform. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over seven years of doing business in the lower middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the THL Credit Principals are supported by an experienced operational and administrative team.

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

Investments teams set up in Industry Verticals. We take a proactive, hands-on, and creative approach to investment sourcing, underwriting and portfolio management. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Houston, New York and Los Angeles, we have a deep and diverse relationship network. Each of our five offices maintain a fully functional deal team (i.e., origination, underwriting and portfolio management). Given our five-office footprint, we are closer to smaller, regional sponsors and have cultivated deep relationships with these private equity firms. In many cases, regional sponsors prefer to partner with local lenders. Once an investment opportunity is sourced by one of our fives offices, the opportunity is transitioned to our lead underwriter who is responsible for the respective industry vertical while the individual who originated the opportunity remains closely involved in a relationship management capacity. We cover four primary industry verticals: Business & Financial Services (New York), Consumer & Healthcare (Boston, Chicago, Los Angeles), Industrials & Energy (Houston), and Information Services & Media (Los Angeles). Given our emphasis on four primary industry verticals, we have a strong preference for industry or sector-focused funds and/or sponsors who specialize in only several sectors as opposed to generalist private equity firms. Many lower middle market sponsors do not staff an internal capital markets resource (i.e., one who maintains a database and network of debt financing partners/arrangers); as such, a sponsor’s deal team leader without this resource is directly responsible for arranging debt financing as part of his/her deal process on a case-by-case basis. Lower middle market sponsors with this profile appreciate the value proposition of partnering with a trusted, local relationship and respected lender with deep domain expertise.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of Sam W. Tillinghast, Christopher J. Flynn, W. Hunter Stropp and Terrence W. Olson. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the four members of the committee is required.

Structuring

Our approach to structuring involves us choosing the most appropriate variety of debt and/or equity security for each particular investment; and negotiating the best and most favorable terms.

Investment Structure

In order to achieve our investment objective, we invest in first lien and second lien secured loans, including unitranche investments, as well as subordinated or mezzanine debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. In certain instances, we will also make direct equity investments. Typically, our investments will be approximately $10 million to $35 million of capital per transaction and have maturities of five to seven years. In determining whether a prospective investment satisfies our investment criteria, we generally seek a high total return potential on a risk-adjusted basis, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

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

Security types we invest in include:

First Lien Senior Secured Loans. We invest in first lien or senior secured loans, and expect such loans to have terms of three to seven years. To the extent we invest in senior secured loans, we obtain first lien security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. First lien secured loans may also include unitranche loan structures, which typically combine characteristics of traditional first lien senior secured and second lien and/or subordinated loans to the extent such investment is last-out. We may obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of the portfolio company and may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization. Unitranche loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity.

Second Lien Loans. We structure our second lien investments as junior secured loans. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of the portfolio company that serve as collateral in support of the repayment of these loans. Second lien loans may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization.

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

Logan JV. We have invested in Logan JV, which as of December 31, 2015 consisted of a portfolio of loans to 85 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans.

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

Monitoring

We employ the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, We have developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4 or 5.

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

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.07 at December 31, 2015 and December 31, 2014, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2015 and 2014 (in millions):

	December 31, 2015		December 31, 2014
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$137.6	18.2%	$72.1	9.2%
2(b)	417.4	55.4%	569.5	72.7%
3(c)	185.3	24.6%	136.0	17.3%
4(d)	13.6	1.8%	6.6	0.8%
5(e)	0.3	0.0%	—	—

Total	$754.2	100.0%	$784.2	100.0%

(a)	As of December 31, 2015 and December 31, 2014, Investment Score “1” included $26.5 million and $0, respectively, of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2015 and December 31, 2014, Investment Score “2” included $122.0 million and $126.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2015 and December 31, 2014, Investment Score “3” included $48.4 million and $24.7 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2015 and December 31, 2014, Investment Score “4” included $0 and $4.6 million, respectively, of loans to companies in which we also hold equity securities.
(e)	As of December 31, 2015 and December 31, 2014, Investment Score “5” included $0.3 million and $0, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015, we had two loans on non-accrual with an amortized cost basis of $25.0 million and a fair value of $13.9 million. As of December 31, 2014, we had no loans on non-accrual. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the years ended December 31, 2015, 2014 and 2013, THL Credit Advisors earned base management fees of $11.8 million, $11.1 million and $7.5 million, respectively, from us.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income allocated to first component of incentive fee

For the years ended December 31, 2015, 2014 and 2013, we incurred $11.9 million, $11.9 million and $10.4 million, respectively, of incentive fees related to ordinary income. As of December 31, 2015 and December 31, 2014, $2.9 million and $3.1 million, respectively, of such incentive fees were currently payable to the Advisor. As of

December 31, 2015 and December 31, 2014, $1.3 million and $1.1 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

For the years ended December 31, 2015, 2014 and 2013, THL Credit Advisors earned incentive fees of $11.9 million, $11.2 million and $10.7 million, respectively, from us.

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

All investment professionals and staff of THL Credit Advisors, when and to the extent engaged in providing investment advisory and management services to us; and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by THL Credit Advisors. We bear all other costs and expenses of our operations and transactions, including those relating to:

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

•

all other expenses reasonably incurred by us or THL Credit Advisors in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

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

Duration and termination

The investment management agreement was approved by our board of directors on March 8, 2016, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 8, 2016, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

License agreement

We and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to us and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-

transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or THL Credit Advisors by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or THL Credit Advisors at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and THL Credit Advisors must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and THL Credit Advisors have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners.

Staffing

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in lower middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by our Advisor. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse the Advisor, in its capacity as our Administrator, for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

The SEC staff has granted us relief sought in an exemptive application that expands our ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 2, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 2, 2016 or the date of our 2016 Annual Meeting of Stockholders, which is expected to be held in June 2016. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

Recent legislation introduced in the U.S. House of Representatives intended to revise certain regulations applicable to BDCs. The legislation provided for (i) modifying the asset coverage ratio from 200% to 150%, (ii) permitting BDCs to file registration statements with the SEC that incorporate information from already-filed reports by reference, (iii) utilizing other streamlined registration processes afforded to operating companies, and (iv) allowing BDCs to own investment adviser subsidiaries. There are no assurances as to when the legislation will be enacted by Congress, if at all, or, if enacted, what final form the legislation would take.

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

Temporary investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets. We may invest in highly rated commercial paper, U.S. Government agency notes, U.S. Treasury bills or in repurchase agreements relating to such securities that are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price which is greater than the purchase price by an amount that reflects an agreed-upon interest rate. Consequently, repurchase agreements are functionally similar to loans. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, the 1940 Act and certain diversification tests in order to qualify as a RIC for federal income tax purposes typically require us to limit the amount we invest with any one counterparty. Our investment Advisor monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.

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

THL Credit Advisors also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by stockholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If THL Credit Advisors has determined that management is generally socially responsible, THL Credit Advisors will generally vote against these types of non-routine proposals. Non-routine proposals, to the extent they occur, concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. THL Credit Advisors will generally vote in favor of such proposals provided the position of current stockholders is preserved or enhanced. Non-routine proposals concerning stockholder rights are made regularly by both management and stockholders. They can be generalized as involving issues that transfer or realign board or stockholder voting power. THL Credit Advisors typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, THL Credit Advisors believes stability and continuity promote profitability. THL Credit Advisors’ guidelines in this area seek a middle road and individual proposals will be carefully assessed in the context of their particular circumstances.

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

then generally we will not be subject to U.S. federal income tax on the portion of our income we distribute (or are deemed to distribute) to stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) to our stockholders.

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

Before you invest in our securities, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, before you decide whether to make an investment in our securities. The risks set out below are not the only risks we face, but they are the principal risks associated with an investment in the Company. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We may suffer credit losses.

Investment in lower middle market companies is highly speculative and involves a high degree of risk of credit loss, and therefore our securities may not be suitable for someone with a low tolerance for risk. These risks are likely to increase during an economic recession.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third- party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

To the extent we borrow money, or issue preferred stock, to make investments, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on preferred stock and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, except to the extent we issue fixed rate debt or preferred stock, which could reduce our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long- term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. Such techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act.

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

As of December 31, 2015, there was $303.5 million of commitments under our revolving credit agreement, or Revolving Facility, of which $152.2 million was funded, and $106.5 million of commitments, which was fully funded, under our term loan agreement, or Term Loan Facility.

The Revolving Facility has a maturity date of August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year period between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Term Loan Facility has a maturity date of April 2021. Each of the Revolving Facility and Term Loan Facility (together the “Facilities”), includes an accordion feature permitting us to expand the Facilities, if certain conditions are satisfied; provided, however, that the aggregate amount of the Facilities, collectively, is capped at $600.0 million. ING serves as administrative agent, lead arranger and bookrunner under each of the Facilities.

On November 18, 2014, we closed a public offering of $50.0 million in aggregate principal amount of 6.75% notes, or the 2021 Notes, which included the subsequent exercise of an overallotment. The 2021 Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after November 15, 2017. The 2021 Notes bear interest at a rate of 6.75% per year.

On December 14, 2015, we closed a public offering of $35.0 million in aggregate principal amount of 6.75% notes, or the 2022 Notes, which included the subsequent exercise of an overallotment. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year.

Collectively, the 2021 Notes and the 2022 Notes are referred to as the “Notes”.

As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2015, there was $258.7 million of borrowings outstanding under the Facilities and $85.0 million outstanding on the Notes at a weighted average interest rate of 3.96% per annum. As of December 31, 2015, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2015 of $343.7 million at an average interest rate at the time of 3.96%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00%)	(5.00%)	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(21.78%)	(12.52%)	(3.25%)	6.02%	15.28%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period ($812.5 million as of December 31, 2014) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($13.6 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($418.9 million) to determine the “corresponding return to common stockholders.”

This example is for illustrative purposes only, and actual interest rates on our Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Notes” for additional information about the Facilities and Notes.

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

As of December 31, 2015, all of our assets were pledged as collateral under the Facilities. In the event we default under the Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Facilities or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are subject to security interests under the Facilities and if we default on our obligations under the Facilities we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2015, all of our assets were pledged as collateral under the Facilities. If we default on our obligations under the Facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Because we borrow money to make investments and have issued senior securities and, in the future, may issue additional senior securities, including preferred stock and debt securities, our net investment income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates would not have a material adverse effect on our net investment income in the event we use debt to finance our investments. In periods of rising interest rates, our cost of funds would increase, which could reduce our net investment income. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act. In addition, a rise in the general level of interest rates typically leads to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase of the amount of our pre- incentive fee net investment income and, as a result, an increase in incentive fees payable to THL Credit Advisors. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations.

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

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short- term capital gains in excess of realized net long-term capital losses, if any, to maintain our status as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

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

We depend on the members of senior management of THL Credit Advisors, particularly its Co-Chief Executive Officers, Sam W. Tillinghast and Christopher J. Flynn, its President, W. Hunter Stropp, its Chief Operating Officer and Chief Financial Officer, Terrence W. Olson, and its General Counsel, Sabrina Rusnak-Carlson, collectively, the THL Credit Principals. Messrs. Tillinghast, Flynn, Stropp and Olson constitute the investment committee of THL Credit Advisors’ direct lending platform, or the Investment Principals, which serves as our investment committee. The Investment Principals and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These investment team members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the THL Credit Principals and the rest of our investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the members of its investment team could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors serves as investment adviser to one or more private funds and registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. We, THL Credit Advisors and certain of its affiliates have submitted an exemptive application to the SEC to permit us to co-invest with other funds managed by THL Credit Advisors or its affiliates in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. The Staff has granted us relief pursuant to the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of our managers were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

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

RISKS RELATED TO OUR INVESTMENTS

We invest primarily in debt and equity securities of lower middle market companies and we may not realize gains from our equity investments.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of lower middle market companies. We are a direct lender to lower middle market companies that invests primarily in directly originated first lien and second lien secured loans, including through unitranche investments. In certain instances, we make subordinated debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity co-investments. We may also provide advisory services to managed funds. In certain instances, we will also make direct equity investments and may also selectively invest in the residual interests, or equity, of CLOs. Investments in CLOs can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets

Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Our investments in prospective private and lower middle market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and lower middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of THL Credit Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Lower middle market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, lower middle market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Lower middle market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

The rights we may have with respect to the collateral securing the mezzanine, or subordinated, loans and second lien loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor and/or subordination agreements that we enter into with the holders of senior debt. Under such an intercreditor and/or subordination agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will usually be at the direction of the holders of the obligations secured by the first priority liens: the ability to cause the commencement of enforcement proceedings against the collateral; the ability to control the conduct of such proceedings; and releases of liens on the collateral. We may not have the ability to control or direct such actions, even if our rights are adversely affected.

If the assets securing the loans that we make decrease in value, then we may lack sufficient collateral to cover losses.

We will at times take a security interest in the available assets of these portfolio companies, including the equity interests of their subsidiaries and, in some cases, the equity interests of our portfolio companies held by their stockholders. There is a risk that the collateral securing these types of loans may decrease in value over time, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of a portfolio company to raise additional capital. In some circumstances, our lien could be subordinated to claims of other creditors. Additionally, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for these types of loans. Moreover, in the case of some of our investments, we do not have a first lien position on the collateral. Consequently, the fact that a loan may be secured does not guarantee that we will receive principal and interest payments according to the loan’s terms, or that we will be able to collect on the loan should we be forced to enforce our remedies.

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

In the event of a default by a portfolio company on a secured loan, we will only have recourse to the assets collateralizing the loan. If the underlying collateral value is less than the loan amount, we will suffer a loss. In addition, we sometimes make loans that are unsecured, where other lenders may be directly secured by the assets of the same portfolio company. In the event of a default or an enforcement action against the assets of the portfolio company that constitute collateral for such other lenders, those collateralized lenders would have priority over us with respect to the proceeds of a sale of such underlying assets. In cases described above, we may lack control over the underlying asset collateralizing our loan or the underlying assets of the portfolio company prior to a default, and as a result the value of the collateral may be reduced by acts or omissions by owners or managers of the assets.

In the event of bankruptcy of a portfolio company, we may not have full recourse to its assets in order to satisfy our loan, or our loan may be subject to equitable subordination. In addition, certain of our loans are subordinate to other debt of the portfolio company. If a portfolio company defaults on our loan or on debt senior to our loan, or in the event of a portfolio company bankruptcy, our loan will be satisfied only after the senior debt receives payment in full. Where debt senior to our loan exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loans to affiliates of the portfolio company, accept prepayments, exercise our remedies (through “standstill” periods) and control decisions made in bankruptcy proceedings relating to the portfolio company. Bankruptcy and portfolio company litigation can significantly increase collection losses and the time needed for us to acquire the underlying collateral in the event of a default, during which time the collateral may decline in value, causing us to suffer losses.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 6.9% of the aggregate amortized cost basis of our portfolio as of December 31, 2015. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) attempt to preserve or enhance the value of our initial investment; or (4) to finance an acquisition or other material transaction. We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status. In addition, our ability to make follow-on investments may also be limited by THL Credit Advisors’ allocation policy.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. These market and economic disruptions adversely affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies. These market disruptions materially and adversely affected, and may in the future affect, the broader financial and credit markets and has reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

RISKS RELATED TO OUR OPERATIONS AS A BDC

Our ability to enter into transactions with our affiliates will be restricted.

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. The Staff has granted us relief pursuant to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Order. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 2, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

As a business development company, under the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We also have agreed not to violate this section of the 1940 Act, whether or not we continue to be subject to such provision, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Recent legislation introduced in the U.S. House of Representatives intended to modify this section of the 1940 Act and increase the amount of debt that business development companies may incur. If the legislation is reintroduced and passed, we would be able to incur additional indebtedness in the future.

If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC or be precluded from investing according to our current business strategy, which would have a material adverse effect on our business, financial condition and results of operations.

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See “-Business Development Company Regulation.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

There is a risk that we may not make distributions or that our distributions may not grow over time.

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

To maintain our qualification as a RIC under the Code, which is required in order for us to distribute our income without being taxed at the corporate level, we must maintain our status as a BDC and meet certain source-of-income, asset diversification and annual distribution requirements and including:

•

The annual distribution requirement for a RIC is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long- term capital losses, if any, on an annual basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and, thus, become subject to corporate- level income tax.

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

The General Corporation Law of the State of Delaware and our certificate of incorporation contain provisions that may discourage, delay or make more difficult a change in control of us or the removal of our directors. Among other provisions, our directors may be removed for cause by the affirmative vote of 75% of the holders of our outstanding capital stock and removed with or without cause by the approval of 66.7% of the remaining directors. Our board of directors also is authorized to issue preferred stock in one or more series. In addition, our certificate of incorporation requires the favorable vote of a majority of our board of directors followed by the favorable vote of the holders of at least 75% of our outstanding shares of common stock, to approve, adopt or authorize certain transactions, including mergers and the sale, lease or exchange of all or any substantial part of our assets with 10% or greater holders of our outstanding common stock and their affiliates or associates, unless the transaction has been approved by at least 80% of our board of directors, in which case approval by “a majority of the outstanding voting securities” (as defined in the 1940 Act) will be required. These measures may delay, defer or prevent a transaction or a change in control that might otherwise be in the best interests of our stockholders and could have the effect of depriving stockholders of an opportunity to sell their shares at a premium over prevailing market prices.

Our common stock may trade below its net asset value per share, which limits our ability to raise additional equity capital.

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2015, our net asset value per share was $12.58. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 9, 2016 was $10.07. At our Annual Meeting of Stockholders on June 2, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 2, 2016 and the date of our 2016 Annual Meeting of Stockholders. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2015, we had $152.2 million outstanding under the Revolving Facility and $106.5 million outstanding under the Term Loan Facility. The indebtedness under the Revolving Facility and the Term Loan Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 2, 2015, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Although any such sale must be approved by our board of directors, there is no limit on the amount of dilution that may occur as a result of such sale. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2015 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value.

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

As of December 31, 2015, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported on The NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2015
First Quarter	$12.64	$10.71
Second Quarter	$12.70	$11.54
Third Quarter	$12.51	$10.77
Fourth Quarter	$12.22	$9.97
Fiscal year ended December 31, 2014
First Quarter	$16.61	$13.78
Second Quarter	$14.27	$12.80
Third Quarter	$14.30	$12.90
Fourth Quarter	$13.42	$11.22

The last reported price for our common stock on March 9, 2016 was $10.07 per share. As of March 9, 2016, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2015. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P 500 Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The NASDAQ Financial 100 Index replaces Russell 2000 Financial Services Index which was used as the industry market index in our 2014 Form 10-K. We believe that the NASDAQ Financial 100 Index, which measures the performance of the 100 largest financial services firms listed on the NASDAQ Stock Market by market capitalization, is a more appropriate industry market index because it includes companies traded on the same exchange as us, including other publicly traded business development companies.

The following graph compares the total return on our common stock with that of the S&P 500 Index, the newly selected NASDAQ Financial 100 Index and the Russell 2000 Financial Services Index used in our 2014 annual report.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

We issued no shares of common stock under our dividend reinvestment plan during the years ended December 31, 2015, 2014 and 2013, respectively.

Issuer purchases of equity securities

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, our board of directors authorized a new $25.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that the Company purchases in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2015, 2014, and 2013 (in millions):

	For the year ended December 31,
	2015	2014	2013
Dollar amount repurchased	$7.3	—	—
Shares repurchased	0.6	—	—
Average price per share (including commission)	$12.27	—	—
Weighted average discount to net asset value	7.38%	—	—

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

The following table summarizes our dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34

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

The tax character of distributions declared and paid in 2015 represented $45.6 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2014 represented $44.2 million from ordinary income, $1.9 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2015 and 2014 were $0.3 million and $1.3 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 in thousands, except for per share data. The Consolidated Statement of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2015, 2014, 2013, 2012 and 2011 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended
	2015	2014	2013	2012	2011
Statement of Operations data:
Total investment income	$94,195	$91,928	$74,650	$53,125	$37,409
Incentive fees	11,894	11,184	10,682	7,017	4,790
Base management fees	11,825	11,142	7,521	4,943	4,012
All other expenses	23,147	20,372	14,547	10,392	7,550
Income tax (benefit) provision and excise tax	(243)	1,040	511	581	22
Net investment income	47,572	48,190	41,389	30,192	21,035
Interest rate derivative periodic interest payments, net	(443)	(458)	(433)	(180)	—
Net realized gain (loss) on investments	190	(12,855)	2,604	353	979
Provision for taxes on realized gain on investments	(8)	(249)	—	—	—
Net change in unrealized appreciation (depreciation) on investments	(17,875)	2,243	309	(1,241)	2,121
Net change in unrealized appreciation (depreciation) on interest rate derivative	7	71	769	(1,053)	—
Provision for taxes on unrealized gain on investments	(1,226)	(151)	(1,960)	(454)	—
Net increase in net assets resulting from operations	28,217	36,791	42,678	27,617	24,135
Per share data:
Net asset value per common share at year end	$12.58	$13.08	$13.36	$13.20	$13.24
Market price at year end	10.70	11.76	16.49	14.79	12.21
Net investment income	1.41	1.42	1.37	1.38	1.04
Net realized gain (loss) on investments	0.01	(0.38)	0.09	0.01	0.05
Provision for taxes on realized gain on investments	—	(0.01)	—	—	—
Net change in unrealized appreciation on investments	(0.53)	0.06	0.01	(0.06)	0.11
Net change in unrealized appreciation (depreciation) on interest rate derivative	—	—	0.01	(0.06)	—
Provision for taxes on unrealized gain on investments	(0.04)	—	(0.07)	(0.02)	—
Interest rate derivative periodic interest payments, net	(0.01)	(0.01)	(0.01)	—	—
Net increase in net assets resulting from operations	0.84	1.08	1.41	1.26	1.20
Dividends declared	1.36	1.36	1.43	1.34	1.02
Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$754,163	$784,220	$648,867	$394,349	$266,993
Cash and cash equivalents	3,850	2,656	7,829	4,819	5,573
Other assets	18,371	25,609	16,195	7,090	4,583
Total assets	776,384	812,485	672,891	406,258	277,149
Loans payable	258,651	294,851	204,300	50,000	5,000
Notes payable	85,000	50,000	—	—	—
Other liabilities	13,834	24,013	15,649	8,774	4,532
Total liabilities	357,485	368,864	219,949	58,774	9,532
Total net assets	418,899	443,621	452,942	347,484	267,617

	For the years ended
	2015	2014	2013	2012	2011
Other data:
Weighted average annual yield on debt investments	11.0%	11.1%	11.4%	13.7%	13.8%
Weighted average annual yield on debt and income-producing investments	11.2%	11.1%	11.5%	13.9%	14.0%
Weighted average annual yield on Logan JV(1)	12.8%	n/a	n/a	n/a	n/a
Weighted average annual yield on debt and income-producing investments including Logan JV(1)	11.3%	n/a	n/a	n/a	n/a
Number of portfolio investments at year end	55	60	54	34	24

(1)	Not relevant to the years ending December 31, 2014, 2013, 2012, or 2011 as Logan JV commenced operations on December 3, 2014.

Selected Quarterly Financial Data (Unaudited):

The tables below present selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Fund.

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$23,565	$0.71	$12,079	$0.36	$(15,566)	($0.46)	$(101)	—	$157	—	$(567)	($0.02)	$(3,998)	($0.12)
September 30, 2015	23,117	0.69	11,649	0.35	(8,595)	(0.27)	207	0.01	(223)	—	(444)	(0.01)	2,594	0.08
June 30, 2015	23,751	0.71	11,934	0.35	2,539	0.08	46	—	(72)	—	(388)	(0.01)	14,059	0.42
March 31, 2015	23,762	0.71	11,910	0.35	3,747	0.12	30	—	(298)	(0.01)	173	—	15,562	0.46

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2014	$24,143	$0.71	$12,380	$0.37	$5,198	$0.15	$(11,804)	($0.36)	$(213)	($0.01)	$(844)	($0.02)	$4,717	$0.13
September 30, 2014	23,145	0.68	12,223	0.36	505	0.01	(777)	(0.02)	151	0.01	(292)	(0.01)	11,810	0.35
June 30, 2014	23,745	0.70	12,887	0.38	(2,851)	(0.08)	(501)	(0.02)	(266)	(0.01)	14	—	9,283	0.28
March 31, 2014	20,895	0.62	10,700	0.32	(609)	(0.03)	(22)	—	(59)	—	971	0.03	10,981	0.32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of lower middle market companies.

As of December 31, 2015, we, together with our credit-focused affiliates, collectively had $6,571 million of assets under management. This amount included $776.4 million of our assets, $177.5 million of assets of the managed funds and a separate account managed by us, and $5,617 million of assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats managed by the investment professionals of THL Credit Senior Loan Strategies LLC, a consolidated subsidiary of the Advisor.

We are a direct lender to lower middle market companies and invest in first lien and second lien secured loans, including through unitranche investments, as well as subordinated debt, which may include an associated equity component such as warrants, preferred stock or other similar securities. In certain instances, we will also make direct equity investments and may also selectively invest in the residual interests, or equity, of collateralized loan obligations. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,709 million in aggregate commitments into 84 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $913.6 million from paydowns and sales of these investments. The Company alone has received $747.9 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2015, we had $754.2 million of portfolio investments (at fair value), which represents a $30.0 million, or 3.8% decrease from the $784.2 million (at fair value) as of December 31, 2014. Our portfolio consisted of 55 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of December 31, 2015, compared to 60 portfolio investments, including Greenway and Greenway II, as of December 31, 2014.

At December 31, 2015, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment or an investment in a fund (including restructured investments where we converted debt to equity and Logan JV), at amortized cost and fair value was approximately $15.5 million and $15.1 million, respectively and our largest portfolio company investment by cost was approximately $32.8 million and by fair value was $29.8 million. At December 31, 2014, our average portfolio company investment at both amortized cost and fair value was approximately $14.3 million and $14.3 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $39.9 million and $39.7 million, respectively.

At December 31, 2015, based upon fair value, 78.1% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 21.9% bore interest at fixed rates. At December 31, 2014, 72.2% of our debt investments bore interest based on floating rates (subject to interest rate floors), such as LIBOR, and 27.8% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2015	December 31, 2014
First lien secured debt	11.5%	11.3%
Second lien debt	11.0%	11.0%
Subordinated debt(1)	8.7%	13.4%
Investments in payment rights(2)	17.6%	16.8%
CLO residual interests(2)	14.8%	13.4%
Income-producing equity securities	11.4%	10.6%

Debt and income-producing investments(3)	11.2%	11.7%
Debt investments	11.0%	11.6%
Logan JV(4)	12.8%	n/a
Debt and income-producing investments including Logan JV(4)	11.3%	n/a

(1)	Includes the impact of all loans on non-accrual status.
(2)	Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows.
(3)	Excludes yield on the Logan JV.
(4)

As of December 31, 2015, dividend income earned of $1.5 million of the three months ended December 31, 2015, represented a yield to us of 12.8% based on average equity invested. Not relevant to the year ending December 31, 2014 as Logan JV commenced operations on December 3, 2014.

As of December 31, 2015 and 2014, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $16 million and $16 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2015 and 2014, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.3 times and 4.1 times EBITDA, respectively, based on our latest available financial information for each of these periods.

As of December 31, 2015, excluding nominal investments made in Greenway and Greenway II, 79.2% of our portfolio investments are in sponsored investments and 20.8% of our portfolio investments are in unsponsored investments. As of December 31, 2015, we have closed portfolio investments with 49 different sponsors since inception.

As of December 31, 2014, excluding nominal investments made in Greenway and Greenway II, 81.0% of our portfolio investments are in sponsored investments and 19.0% of our portfolio investments are in unsponsored investments. As of December 31, 2014, we have closed portfolio investments with 46 different sponsors since inception.

Consistent with our sourcing strategy, approximately 86% and 89% of the Company’s new investments for the years ended December 31, 2015 and 2014 were directly originated from our relationships with private equity firms, financial advisors, banks and other lending partners, respectively.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$377.6	49.3%	$366.5	48.6%
Second lien debt	179.3	23.4%	177.1	23.5%
Equity investments	52.7	6.9%	69.7	9.2%
Subordinated debt	75.2	9.8%	63.8	8.5%
Investment in Logan JV	49.4	6.4%	44.8	5.9%
CLO residual interests	17.1	2.2%	15.0	2.0%
Investment in payment rights	11.5	1.5%	13.3	1.8%
Investments in funds	4.0	0.5%	4.0	0.5%

Total investments	$766.8	100.0%	$754.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which is now Level 1.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2014 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$396.6	50.9%	$393.8	50.3%
Second lien debt	168.9	21.7%	168.5	21.5%
Subordinated debt	103.9	13.3%	100.7	12.8%
Equity investments	43.5	5.6%	52.7	6.7%
CLO residual interests	34.2	4.4%	34.9	4.5%
Investment in Logan JV	16.8	2.2%	16.7	2.1%
Investment in payment rights	11.9	1.5%	13.5	1.7%
Investments in funds	3.2	0.4%	3.4	0.4%

Total investments	$779.0	100.0%	$784.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy.

We expect the percent of first lien senior secured loans to increase as a percent of total investments as we are repaid or liquidate our second lien, subordinated debt, CLO residual interests and other equity holdings over time and redeploy these proceeds.

The following is a summary of the industry classification in which the Company invests as of December 31, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157.3	$155.8	37.16%
Financial services	126.8	113.7	27.15%
IT services	100.7	99.1	23.66%
Healthcare	61.6	66.9	15.97%
Manufacturing	69.4	63.4	15.13%
Retail & grocery	34.6	44.5	10.62%
Energy / utilities	46.6	41.7	9.96%
Business services	41.8	34.7	8.29%
Industrials	28.2	27.4	6.54%
Food & beverage	22.4	23.4	5.59%
Transportation	19.5	21.6	5.15%
Restaurants	20.9	20.9	4.98%
Media, entertainment and leisure	15.4	20.7	4.95%
Structured products	17.1	15.0	3.58%
Aerospace & defense	4.5	5.4	1.30%

Total Investments	$766.8	$754.2	180.03%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120.7	$120.4	27.15%
IT services	108.7	106.5	24.02%
Healthcare	77.5	83.2	18.75%
Financial services	71.4	68.9	15.55%
Manufacturing	70.8	68.4	15.41%
Retail & grocery	53.0	55.8	12.58%
Industrials	54.6	54.1	12.18%
Energy / utilities	50.3	48.9	11.04%
Food & beverage	38.6	39.3	8.85%
Structured products	34.2	34.9	7.87%
Business services	32.2	32.2	7.27%
Media, entertainment and leisure	25.1	29.7	6.69%
Restaurants	20.8	20.8	4.68%
Transportation	14.3	14.3	3.21%
Aerospace & defense	6.8	6.8	1.53%

Total Investments	$779.0	$784.2	176.78%

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2015 and December 31, 2014 (in millions):

	Year Ended December 31, 2015
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2015	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.(3)
1,992,365 shares of common stock	$14.2	$0.8	$8.1	$—	$—
1,992,365 shares of preferred stock	9.9	—	0.1	—	—
Dimont & Associates, Inc.(4)
Subordinated term loan 11.0% PIK due 4/16/2018	0.3	—	(4.3)	—	—
50,004 shares of common stock	—	—	(2.0)	—	—
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	6.4	0.9	—	—	—
4,747 shares of series A preferred stock	5.2	0.1	0.3	—	—
20,639 shares of common stock	1.0	—	0.2	—	—
THL Credit Logan JV LLC(5)
80% economic interest	44.8	3.8	(4.6)	—	—

Total Control Investments	$81.8	$5.6	$(2.2)	$—	$—

Affiliate Investments
THL Credit Greenway Fund LLC(6)
Investment in fund	—	0.6	—	—	—
THL Credit Greenway Fund II LLC(6)
Investment in fund	—	1.6	—	—	—

Total Affiliate Investments	$—	$2.2	$—	$—	$—

Total Control and Affiliate Investments	$81.8	$7.8	$(2.2)	$—	$—

	Year Ended December 31, 2014
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2014	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.(3)
1,967,367 shares of common stock	$6.0	$0.2	$3.8	$—	$—
1,967,367 shares of preferred stock	9.8	—	(1.1)	—	—
Dimont & Associates, Inc.(4)
Subordinated term loan 11.0% PIK due 4/16/2018	4.6	0.1	0.1	—	—
50,004 shares of common stock	2.0	—	(4.6)	—	—
Thibaut, Inc
Senior secured term loan 12.0% cash due 6/19/19	6.5	0.4	0.1	—	—
4,747 shares of series A preferred stock	4.9	0.1	0.2	—	—
20,639 shares of common stock	0.8	—	0.8	—	—
THL Credit Logan JV LLC(5)
80% economic interest	16.7	—	(0.1)	—	—

Total Control Investments	$51.3	$0.8	$(0.8)	$—	$—

Affiliate Investments
THL Credit Greenway Fund LLC(6)
Investment in fund	—	0.9	—	—	—
THL Credit Greenway Fund II LLC(6)
Investment in fund	—	2.1	—	—	—

Total Affiliate Investments	$—	$3.0	$—	$—	$—

Total Control and Affiliate Investments	$51.3	$3.8	$(0.8)	$—	$—

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2015 and 2014. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories
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

(5)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, we invest in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each Perspecta and us.

(6)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2015 and 2014 (in millions).

	Years ended December 31,
	2015	2014
New portfolio investments(1)	$64.6	$239.2
Existing portfolio investments:
Follow-on investments	84.9	88.7
Delayed draw and revolver investments	14.4	19.6

Total existing portfolio investments	99.3	108.3

Total portfolio investment activity	$163.9	$347.5

Number of new portfolio investments	5	17
Number of existing portfolio investments	16	13
First lien secured debt	$55.6	$178.6
Second lien debt	57.2	103.4
Investment in Logan JV	32.6	16.8
Equity investments	9.6	19.9
Subordinated debt	8.0	18.0
Investments in funds	0.9	2.3
CLO residual interests	—	8.5

Total portfolio investments	$163.9	$347.5

Weighted average yield of new debt investments	10.8%	11.1%
Weighted average yield, including all new income-producing investments	11.0%	11.1%

(1)	Excludes two investments in broadly syndicated term loans made for short-term investment purposes that were made and sold during the quarter ended December 31, 2015.

For the years ended December 31, 2015 and 2014, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $193.5 million and $204.7 million, respectively.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2015

•

Recognition of $0.9 million of interest income previously deferred as part of the repayment of our subordinated term loan in investment of Express Courier International, Inc. for the quarter ended December 31, 2015. Approximately $0.2 million of proceeds previously received remain in deferred revenue.

•

Recognition of $0.7 million of dividend income from our equity investment in C&K Market, Inc. for the quarter ended December 31, 2015. We expect to recognize dividend income quarterly from this investment.

•	Repayment of a first lien secured debt investment in Embarcadero Technologies, Inc., which resulted in proceeds of $9.0 million, which included a prepayment premium of $0.1 million;

•	Sale of second lien debt investments in Expert Global Solutions, Inc., which resulted in proceeds of $12.7 million and included a nominal realized loss;

•	Repayment of a first lien secured debt investment in Harrison Gypsum, LLC, which resulted in proceeds of $31.6 million, which included a prepayment premium of $0.1 million;

•	Sale of a CLO residual interest in Adirondack Park CLO Ltd., which resulted in proceeds of $7.8 million, including a nominal realized gain;

•	Sale of a CLO residual interest in Sheridan Square CLO, Ltd., which resulted in proceeds of $5.0 million, including a nominal realized loss;

•	Sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $7.1 million and included a nominal realized gain;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million;

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million;

•	Repayment of second lien and subordinated debt investments in Sheplers, Inc. at par, resulting in proceeds of $13.5 million;

•	Partial sale of first lien secured debt and common equity investments in Igloo Products Corp., which resulted in proceeds of $14.1 million and included a nominal realized gain; and

•	Partial sale of a second lien debt investment in Vision Solutions, Inc., which resulted in proceeds of $2.0 million.

For the year ended December 31, 2014

•	Sale of a second lien debt investment in Blue Coat Systems, Inc., resulting in proceeds of $15.3 million and included a realized gain of $0.6 million;

•	Repayment of a first lien secured debt investment in Cydcor LLC at par, resulting in proceeds of $13.2 million;

•	Sale of a first lien secured debt investment in Hostway Corporation, resulting in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of an investment in LCP Capital Fund LLC, resulting in proceeds of $8.4 million;

•	Repayment of a first lien secured debt investment in NCM Group Holdings, LLC, resulting in proceeds of $28.1 million, which included a prepayment premium of $1.3 million;

•	Repayment of a subordinated debt investment in SeaStar Solutions, resulting in proceeds of $16.8 million, which included a prepayment premium of $0.3 million;

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

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to lower middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. The frequency and volume of any prepayments may fluctuate significantly from period to period.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 16.9% (based on cash principal invested of $597.4 million and total proceeds from these exited investments of $750.8 million). 95.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

THL Credit Logan JV LLC

On December 3, 2014, we entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of us and Perspecta.

We have determined that Logan JV is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in Logan JV.

Logan JV is capitalized with equity contributions which are generally called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of us, coupled with that of Perspecta, and we may withhold such authorization for any reason in our sole discretion. As of December 31, 2015 and December 31, 2014, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$49.4	$150.6
Perspecta Trident LLC	50.0	12.4	37.6

Total Investments	$250.0	$61.8	$188.2

	As of December 31, 2014
Member	Total Commitments	Contributed Capital(a)	Unfunded Commitments
THL Credit, Inc.	$120.0	$16.8	$103.2
Perspecta Trident LLC	30.0	4.2	25.8

Total Investments	$150.0	$21.0	$129.0

(a)	Logan JV had called but not yet received $13.0 million in aggregate capital of which THL Credit, Inc.’s share was $10.4 million. This was recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $125.0 million. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of December 31, 2015, Logan JV had $108.1 million of outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the credit facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of December 31, 2015 and December 31, 2014, Logan JV had total investments at fair value of $161.9 million and $30.7 million, respectively. As of December 31, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 85 and 22 different borrowers, respectively. As of December 31, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of December 31, 2015 and December 31, 2014, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.3 million and $0.2 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2015 and December 31, 2014:

	As of December 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt(1)	$148,463	$30,237
Second lien debt(1)	21,976	1,000

Total debt investments	$170,439	$31,237

Weighted average yield on first lien secured loans(2)	6.3%	6.7%
Weighted average yield on second lien loans(2)	9.0%	10.0%
Weighted average yield on all loans(2)	6.7%	6.5%
Number of borrowers in Logan JV	85	22
Largest loan to a single borrower(1)	$4,975	$2,500
Total of five largest loans to borrowers(1)	$24,748	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the year ended December 31, 2015 and for the period from December 3, 2014 to December 31, 2014, our share of income from distributions declared related to our Logan JV LLC equity interest was $3.8 million and $0, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled, investments in the Consolidated Statement of Operations. As of December 31, 2015 and December 31, 2014, $1.9 million and $0, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015, dividend income earned of $1.5 million for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $0.1 million, which was unfunded as of December 31, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson's Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/05/14	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR +6%)	12/10/14	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/14	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR +5.5%)	12/18/14	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/14	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/14	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/14	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/14	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/14	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR +3.75%)	12/18/14	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR +5.75%)	12/18/14	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/05/14	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/14	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/14	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/14	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/14	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/14	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR +6%)	12/22/14	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/14	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/14	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/14	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR +5%)	12/10/14	12/11/2021	1,000	990	1,001

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/14	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/14	12/17/22	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

Total Investments						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of December 31, 2015 and 2014 and for the year ended December 31, 2015 and for the period from December 3, 2014 to December 31, 2014:

Selected Balance Sheet Information

	As of December 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $167,729 and $30,697, respectively)	$161,911	$30,678
Capital contributions receivable	—	13,000
Cash	7,671	3,898
Other assets	2,091	898

Total assets	$171,673	$48,474

Loans payable	$108,137	$—
Payable for investments purchased	4,367	26,732
Distribution payable	2,375	—
Other liabilities	816	813

Total liabilities	$115,695	$27,545

Members’ Equity	$55,978	$20,929

Total liabilities and Member’s Equity	$171,673	$48,474

Selected Statement of Operations Information

	For the year ended December 31, 2015	For the period from December 3, 2014 to December 31, 2014
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$7,310	$27
Fee income	88	—

Total revenues	7,398	27
Credit facility expenses	2,358	79
Other expenses	208	—

Total expenses	2,566	79

Net investment income (loss)	4,832	(52)
Net realized gains	45	—
Net change in unrealized appreciation (depreciation) on investments	(5,799)	(19)

Net decrease in net assets from operations	$(922)	$(71)

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC staff has granted us relief pursuant to the Order. Pursuant to the Order, we are permitted to co-invest with our affiliates if a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching by us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of December 31, 2015 and December 31, 2014, all of the capital had been called by Greenway. Our nominal investment in Greenway is reflected in the December 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of December 31, 2015, distributions representing 111.0% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through December 31, 2015 totaled $166.5 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the years ended December 31, 2015, 2014 and 2013, we earned $0.6 million, $0.9 million and $1.6 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, $0.1 million and $0.3 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of ours. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of December 31, 2015, all commitments have been called. Our capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the December 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by us. As of December 31, 2015, distributions representing 32.1% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through December 31, 2015 totaled $60.0 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the

Company. For the years ended December 31, 2015, 2014 and 2013, we earned $1.6 million, $2.1 million and $1.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, $0.4 million and $0.7 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2015, 2014 and 2013, we recognized $0.2 million, $0.2 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2015 and 2014, $0.4 million and $0.6 million, respectively, were included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

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

We expected that Series 2005-01 would terminate on February 15, 2015; however, on February 3, 2014, LCP was liquidated and we received proceeds of $8.4 million, On December 31, 2015, we received proceeds of $0.1 million, which represented a final distribution of the remaining operating income retained by LCP for expenses.

Our contributed capital in LCP was maintained in a collateral account held by a third-party custodian, who was neither affiliated with us nor with LCP, nor acted as collateral on certain credit default swaps for the Series 2005-01 for which LCP received fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchased assets on a non-recourse basis and LCP agreed to reimburse the SPE up to a specified amount for potential losses. LCP held the contributed cash invested for an SPE transaction in a segregated account that secured the payment obligation of LCP.

CLO Residual Interests

As of December 31, 2015 and 2014, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

			As of December 31, 2015		As of December 31, 2014
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	18.7%	$517.0	$—	$—	$8.2	$8.2
Dryden CLO, Ltd.	23.1%	516.4	6.8	6.2	8.0	8.2
Flagship VII, Ltd.	12.6%	441.8	3.5	3.1	4.1	4.3
Flagship VIII, Ltd.	25.1%	470.9	6.8	5.7	8.5	8.5
Sheridan Square CLO, Ltd	10.4%	724.5	—	—	5.4	5.7

	Total CLO residual interests		$17.1	$15.0	$34.2	$34.9

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

For the years ended December 2015, 2014 and 2013, we recognized interest income totaling $3.7 million, $4.7 million, and $3.5 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11.5 million and $13.3 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11.9 million and $13.5 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the Company recognized interest income totaling $2.0 million, $2.1 million, and $2.0 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.13 and 2.07 at December 31, 2015 and December 31, 2014, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2015 and 2014 (in millions):

	December 31, 2015		December 31, 2014
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$137.6	18.2%	$72.1	9.2%
2(b)	417.4	55.4%	569.5	72.7%
3(c)	185.3	24.6%	136.0	17.3%
4(d)	13.6	1.8%	6.6	0.8%
5(e)	0.3	0.0%	—	—

Total	$754.2	100.0%	$784.2	100.0%

(a)	As of December 31, 2015 and December 31, 2014, Investment Score “1” included $26.5 million and $0, respectively, of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2015 and December 31, 2014, Investment Score “2” included $122.0 million and $126.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2015 and December 31, 2014, Investment Score “3” included $48.4 million and $24.7 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2015 and December 31, 2014, Investment Score “4” included $0 million and $4.6 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2015 and December 31, 2014, Investment Score “5” included $0.3 million and $0, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2015, we had two loans on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. As of December 31, 2014, we had no loans on non-accrual. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Years Ended December 31, 2015, 2014 and 2013

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

The following shows the breakdown of investment income for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years ended December 31,
	2015	2014	2013
Interest income on debt securities
Cash interest	$68.3	$67.4	$51.7
PIK interest	3.9	2.3	3.2
Prepayment premiums	0.3	2.5	1.3
Net accretion of discounts and other fees	3.2	4.4	4.1

Total interest on debt securities	75.7	76.6	60.3
Dividend income from Logan JV	3.8	—	—
Other dividend income	1.1	3.1	4.1
Interest income on other income-producing securities	7.8	7.2	6.5
Fees related to Greenway and Greenway II	2.2	3.0	3.0
Other income	3.6	2.0	0.8

Total	$94.2	$91.9	$74.7

The increase in investment income from 2014 to 2015 was due primarily to the increase in dividend income related to the Logan JV and other income related to fees earned on certain portfolio investments. This increase was offset by lower fees from our managed funds.

The increase in investment income from 2013 to 2014 was due primarily to the growth in the overall investment portfolio and related interest income as well as other income.

The following shows a rollforward of PIK income activity for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years ended December 31,
	2015	2014	2013
Accumulated PIK balance, beginning of year	$7.0	$6.1	$5.8
PIK income capitalized/receivable	4.6	2.3	3.2
PIK received in cash from repayments	(2.3)	(1.4)	(2.9)

Accumulated PIK balance, end of year	$9.3	$7.0	$6.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2015, 2014 and 2013.

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

The following shows the breakdown of expenses for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years ended December 31,
	2015	2014	2013
Expenses
Interest and fees on Borrowings(a)	$14.5	$11.1	$7.1
Incentive fees(b)	11.9	11.2	10.7
Base management fees	11.8	11.1	7.5
Other expenses	4.9	5.5	3.9
Administrator expenses	3.7	3.8	3.6

Total expenses before taxes	46.8	42.7	32.8
Income tax (benefit) provision, excise and other taxes(c)	(0.2)	1.0	0.5

Total expenses after taxes	$46.6	$43.7	$33.3

(a)

Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes. For the year ended December 31, 2015, we accelerated the amortization of $0.3 million of deferred financing costs in connection with the August 19, 2015 amendment.

(b)

For the years ended December 31, 2015, 2014 and 2013, incentive fees include the effect of the GAAP Incentive Fee (reversal) expense of $0, ($0.7) million and $0.3 million, respectively. See Footnote 4 ‘Related Party Transactions- Investment Management Agreement’ for more details. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.

(c)

Amounts include the income taxes related to earnings by our consolidated wholly-owned corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in operating expenses from 2014 to 2015 was due primarily to the increase in interest and fees on borrowings as result of increased credit facility commitments and average outstanding borrowings as well as higher management and incentive fees. These increases were offset by lower other expenses as a result of lower professional fees, related to a restructured investment for the year ended December 31, 2014, and a lower tax provision associated with our blocker corporations.

The increase in operating expenses from 2013 to 2014 was due primarily to the increase in base management fees related to the growth of the portfolio and credit facility expenses, which was a result of an increase in the credit facility commitments and borrowings outstanding. The increase to other expenses was due to an increase in professional fees and other operating costs related to the growth and maturity of the portfolio. Professional fees for the year ended December 31, 2014 included $0.7 million related to recently restructured investments.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $47.6 million, or $1.41 per common share based on a weighted average of 33,636,806 common shares outstanding for the year ended December 31, 2015, as compared to $48.2 million, or $1.42 per common share based on a weighted average of 33,905,202 common shares outstanding for the year ended December 31, 2014 and, as compared to $41.4 million, or $1.37 per common share based on a weighted average of 30,286,955 common shares outstanding for the year ended December 31, 2013.

The decrease in net investment income from 2014 to 2015 was due primarily to the increase in borrowing costs and higher management and incentive fees. The decrease was offset by an increase in investment income from the portfolio and a favorable income tax benefit in 2015 compared to the prior period.

The increase in net investment income from 2013 to 2014 is primarily attributable to the growth of the overall investment portfolio and related interest income.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the years ended December 31,
	2015	2014	2013
Escrow receivable settlement(a)	$—	$(1.0)	$—
BBB Industries, Inc.	—	0.1	—
Blue Coat Systems, Inc.	—	0.6	—
Expert Global Solutions, Inc.	(0.1)	(0.3)	—
C&K Market, Inc.(b)	—	(1.0)	—
Jefferson Management Holdings, LLC	—	(0.5)	—
Octagon Income Note XIV, Ltd.	—	0.2	—
Surgery Center Holdings, Inc.	0.2	0.7	0.7
YP Equity Investors, LLC(c)	—	—	2.0
Wingspan Portfolio Holdings, Inc.(d)	—	(11.9)	—
Other	0.1	0.2	(0.1)

Net realized (losses)/gains	$0.2	$(12.9)	$2.6

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

(c)

For the year ended December 31, 2014, an offsetting tax provision of $0.2 million was recorded in the Consolidated Statements of Operations. For the year ending December 31, 2013 there was no tax provision. These amounts reflect a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

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

The change in realized (losses) and gains for the respective periods is primarily attributable to realized losses recognized in 2014 on C&K Market Inc. and Wingspan Portfolio Holdings, Inc. as a result of converting subordinated debt and warrants into controlling equity ownership interests as part of a restructuring of each business, the loss on the IMDS Corporation escrow and the number and size of sales in 2014.

For the year ended December 31, 2015, a nominal tax (benefit) provision was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company. For the years ended December 31, 2014 and December 31, 2013, a tax (benefit) provision of $(0.2) million and $0, respectively, was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2015, 2014 and 2013 (in millions):

	Years ended December 31,
	2015	2014	2013
Gross unrealized appreciation on investments	$15.6	$13.3	$9.1
Gross unrealized depreciation on investments	(33.1)	(17.0)	(8.8)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	(0.4)	5.9	—

Total	$(17.9)	$2.2	$0.3

The net change in unrealized appreciation on our investments for each of the years ended December 31, 2015, 2014 and 2013 was driven primarily by changes in the capital market conditions and the financial performance of certain portfolio companies, including two portfolio companies where loans are non-accrual status at December 31, 2015. In addition, change in unrealized depreciation on our investments for the year ended December 31, 2015 from unrealized appreciation for the year ended December 31, 2014 was partially offset by an increase in unrealized appreciation on our investment in C&K Market, Inc. of approximately $8.3 million.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2015, 2014 and 2013, the Company recognized a provision for tax on unrealized gains on investments of $1.2 million, $0.2 million and $2.0 million for consolidated subsidiaries, respectively. As of December 31, 2015 and December 31, 2014, $3.9 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the years ended December 31, 2015, 2014 and 2013, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.0 million, $0.1 million and $0.8 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the years ended December 31, 2015, 2014 and 2013, we realized a loss of $0.4 million, $0.5 million and $0.4 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $28.2 million, or $0.84 per common share based on a weighted average of 33,636,806 common shares for the year ended December 31, 2015, as compared to $36.8 million, or $1.08 per common share based on a weighted average of 33,905,202 common shares for the year ended December 31, 2014, as compared to $42.7 million, or $1.41 per common share based on a weighted average of 30,286,955 common shares outstanding for the year ended December 31, 2013.

The decrease in net assets resulting from operations between the years ended December 31, 2015 and 2014 is due primarily to unrealized losses in the portfolio and taxes on unrealized gains on investments. The decrease in net assets from operations between the years ended December 31, 2014 and 2013 is due primarily to the growth in net investment income offset by net realized and unrealized losses in the portfolio.

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

In December 2014, we closed a public debt offering selling $50.0 million of Notes due in 2021, or the 2021 Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48.5 million. In December 2015, we closed a public debt offering selling $35.0 million of Notes due in 2022, or the 2022 Notes, including the exercise of the over allotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $34.0 million. Collectively, the 2021 Notes and 2022 Notes are referred to as the Notes.

We borrowed $166.3 million under our Revolving Facility for the year ended December 31, 2015 and repaid $202.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $321.3 million under our Revolving Facility and $13.5 million under our Term Loan Facility for the year ended December 31, 2014 and repaid $244.2 million on our Revolving Facility from proceeds received from the Term Loan Facility and investment income.

Our operating activities provided (used) cash of $58.5 million, ($95.9) million, and ($210.5) million for the years ended December 31, 2015, 2014 and 2013, respectively, primarily in connection with the purchase and sales of portfolio investments. For the year ended December 31, 2015, our financing activities used $36.2 million to repay borrowings on our facility, primarily from the net proceeds of the $35.0 million from the 2022 Notes, $45.6 million for distributions to stockholders, $7.3 million to repurchase common stock and $3.2 million for payment of financing and offering costs. For the year ended December 31, 2014, our financing activities provided cash of $90.6 million from our net borrowings as well as $50.0 million from the 2021 Notes and used $46.1 million for distributions to stockholders and $3.7 million for the payment of financing and offering costs. For the year ended December 31, 2013, our financing activities provided cash of $265.3 million from our common stock offering and net borrowings and used cash of $44.7 million for distributions to stockholders and $7.0 million for payment of financing and offering costs.

As of December 31, 2015 and December 31, 2014, we had cash of $3.9 million and $2.7 million, respectively. We had no cash equivalents as of December 31, 2015 and December 31, 2014.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2015 and December 31, 2014 (in millions):

	As of
	December 31, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$152.2	2.94%	$303.5	$188.4	2.69%
Term Loan Facility	106.5	106.5	3.19%	106.5	106.5	3.44%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%
2022 Notes	35.0	35.0	6.75%	—	—	—

Total	$495.0	$343.7	3.96%	$460.0	$344.9	3.51%

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our subsidiaries, of not less than 2.00: 1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

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

For the year ended December 31, 2015, we borrowed $166.3 million and repaid $202.5 million under the Facilities. For the year ended December 31, 2014, we borrowed $334.8 million and repaid $244.2 million under the Facilities. For the year ended December 31, 2013, we borrowed $453.7 million and repaid $299.4 million under the Facilities.

As of December 31, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities are estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $12.6 million, $9.8 million and $5.6 million were incurred in connection with the Facilities during the years ended December 31, 2015, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2015 is in excess of 200%.

Notes

In December 2014, we completed a public offering of $50.0 million in aggregate principal amount of 6.75% notes due 2021, or the 2021 Notes. The 2021 Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The 2021 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX”.

In December 2015, we completed a public offering of $35.0 million in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”. We refer to the 2021 Notes and the 2022 Notes collectively as the Notes.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2015, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2015, the carrying amount and fair value of our 2021 and 2022 Notes was $85.0 million and $84.7 million, respectively. As of December 31, 2014, the carrying value and fair value of our 2021 Notes was $50.0 million and $51.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $1.4 million and $2.1 million of fees and expenses, respectively. These amounts were capitalized and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2015 and December 31, 2014, we amortized approximately $0.3 million and $0.04 million of deferred financing costs, respectively, which is included under amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, we had approximately $3.2 million and $2.1 million, respectively, of remaining deferred financing costs on the Notes, which is included under Deferred Financing Costs on our Consolidated Statements of Assets and Liabilities.

For the years ending December 31, 2015 and 2014, we incurred interest expense on the Notes of approximately $3.5 million and $0.4 million, respectively.

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

For the years ended December 31, 2015, 2014 and 2013, we recognized $0.4 million, $0.5 million and $0.4 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the years ended December 31, 2015, 2014 and 2013, we recognized $0.0 million, $0.1 million and $0.8 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, the fair value of our swap agreement is $(0.2) million and $(0.2) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2015 and December 31, 2014, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2015	December 31, 2014
Unfunded delayed draw facilities	$3.4	$29.8
Unfunded revolving commitments	4.5	4.5
Unfunded commitments to investments in funds	1.0	1.9

Total unfunded commitments	$8.9	$36.2

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2015 and 2014 under the dividend reinvestment plan.

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

The tax character of distributions declared and paid in 2015 represented $45.6 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2014 represented $44.2 million from ordinary income, $1.9 million from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2015 and 2014 were $0.3 million and $1.3 million, respectively.

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

The following table shows our contractual obligations as of December 31, 2015 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$106.5	—	—	—	$106.5
Notes Payable	$85.0	—	—	—	$85.0

(1)	Excludes $8.9 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2014 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$106.5	—	—	$106.5	—
Note Payable	$50.0	—	—	—	$50.0

(1)	Excludes $36.2 million in commitments to extend credit to our portfolio companies.

We entered into an interest rate derivative to manage interest rate risk. We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss). Further discussion of the interest rate derivative is included in Note 2 “Significant Accounting Policies” and Note 8 “Interest Rate Derivative” in the “Notes to Consolidated Financial Statements”.

Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, our board of directors authorized a new $25.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the year ended December 31,
	2015	2014	2013
Dollar amount repurchased	$7.3	—	—
Shares repurchased	0.6	—	—
Average price per share (including commission)	$12.27	—	—
Weighted average discount to net asset value	7.38%	—	—

Related Party Transactions

Investment Management Agreement

On March 8, 2016, our investment management agreement with the Advisor was re-approved by our Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred base management fees payable to the Advisor of $11.8 million, $11.1 million and $7.5 million, respectively. As of December 31, 2015 and December 31, 2014, $2.9 million and $2.8 million, respectively, was payable to the Advisor.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred $11.9 million, $11.9 million and $10.4 million, respectively, of incentive fees related to ordinary income. As of December 31, 2015 and 2014, $2.9 million and $3.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2015 and 2014, $1.3 million and $1.1 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There were no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2015 and December 31, 2014.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred (reversed) $0, ($0.7) million and $0.3 million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2015, 2014 and 2013, we incurred administrator expenses of $3.7 million, $3.8 million and $3.6 million, respectively. As of December 31, 2015 and December 31, 2014, $0.0 million and $0.0 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. There was $0.04 million due to affiliate, which appeared on the Consolidated Statements of Assets and Liabilities, as of December 31, 2015. As of December 31, 2014, there were no amounts due to affiliate.

As of December 31, 2015, we owed $0.05 million of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014, there were no amounts due to affiliate.

As of December 31, 2015 and 2014, we incurred $0.1 million of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of December 31, 2015 and 2014, $0.6 million and $1.0 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We paid certain fees related to organizing Logan JV, on behalf of Logan JV. As of December 31, 2015 and December 31, 2014 $0 and $0.05 million of expenses, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and equity investments of lower middle market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’ values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Debt Investments

For debt investments, we generally determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where we also hold a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Level l – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in our investments in funds. The remaining term of our investments in funds is expected to be four to eight years.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2015, we had two loans on non-accrual status with an amortized cost basis of $25.0 million and fair value of $13.9 million. As of December 31, 2014, we had no loans on non-accrual status.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the years ended December 31, 2015, 2014, and 2013 we incurred U.S. federal excise tax and other tax expenses of $0.7 million, $0.3 million, and $0.2 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the years ended December 31, 2015, 2014 and 2013 (in millions):

	For the years ended December 31,
	2015	2014	2013
Current income tax provision:
Current income tax (benefit) provision	$(0.2)	$0.9	$0.3
Current provision for taxes on realized gain on investments	—	0.2	—
Deferred income tax provision:
Deferred income tax benefit	(0.8)	(0.2)	—
Provision for taxes on unrealized gain on investments	1.2	0.2	2.0

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2015 and December 31, 2014, $0.4 million and $0.2 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and December 31, 2014, $3.9 million and $2.6 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of December 31, 2015 and December 31, 2014, $1.1 million and $0.3 million, respectively of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

Recent Developments

From January 1, 2016 through March 10, 2016, we closed two follow-on debt investments totaling $5.2 million in the consumer products and retail and grocery industries. One of the follow-on investments is a fixed rate subordinated debt investment and another is a floating rate first lien debt investment. The follow-on debt investments have a combined weighted average yield based upon cost at the time of the investment of 13.4%. We also made a $4.0 million investment in the Logan JV.

On February 16, 2016, we received proceeds of $7.3 million from the repayment of our second lien investment in Allen Edmonds Corporation at par.

On February 19, 2016, we received proceeds of $29.0 million from the repayment of our senior secured first lien investment in 20-20 Technologies Inc. at par.

On March 8, 2016, our board of directors authorized a new $25.0 million stock repurchase program that replaced the program that expired on March 6, 2016. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. Unless extended by our board of directors, the stock repurchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

On March 8, 2016, our board of directors declared a dividend of $0.34 per share payable on March 31, 2016 to stockholders of record at the close of business on March 21, 2016.

On March 8, 2016, our investment management agreement was re-approved by our board of directors.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2015, 21.9%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our December 31, 2015 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$12.3	$6.1	$6.2
Up 200 basis points	$7.4	$4.0	$3.4
Up 100 basis points	$2.6	$2.0	$0.6
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the year ended December 31, 2015 for more information on the incentive fee.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedule of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries (together the “Company”) at December 31, 2015 and 2014, and the results of their operations, their changes in net assets, and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of securities at December 31, 2015 by correspondence with the custodian, transfer agent and brokers, and the application of alternative auditing procedures where replies had not been received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 10, 2016

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2015	December 31, 2014
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $682,065 and $726,811, respectively)	$672,333	$732,862
Controlled investments (cost of $84,773 and $52,208, respectively)	81,823	51,349
Non-controlled, affiliated investments (cost of $7 and $9, respectively)	7	9

Total investments at fair value (cost of $766,845 and $779,028, respectively)	$754,163	$784,220
Cash	3,850	2,656
Deferred financing costs	8,317	7,021
Interest, dividends, and fees receivable	7,060	6,221
Deferred tax assets	1,118	285
Due from affiliate	686	1,216
Other deferred assets	375	600
Receivable for paydown of investments	330	329
Prepaid expenses and other assets	485	399
Receivable for investments sold	—	9,538

Total assets	$776,384	$812,485

Liabilities:
Loans payable	$258,651	$294,851
Notes payable	85,000	50,000
Payable for investment purchased	—	10,400
Accrued incentive fees	4,243	4,175
Deferred tax liability	3,881	2,565
Base management fees payable	2,944	2,810
Accrued expenses and other payables	1,665	1,856
Accrued interest and fees	485	576
Other deferred liabilities	410	1,418
Interest rate derivative	206	213

Total liabilities	357,485	368,864
Commitments and contingencies (Note 9)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,311 and 33,905 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	33	34
Paid-in capital in excess of par	441,742	448,726
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $3,791 and $2,565, respectively	(16,473)	2,627
Net unrealized depreciation on interest rate derivative	(206)	(213)
Accumulated undistributed net realized losses	(14,349)	(13,360)
Accumulated undistributed net investment income	8,152	5,807

Total net assets	418,899	443,621

Total liabilities and net assets	$776,384	$812,485

Net asset value per share	$12.58	$13.08

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$82,489	$83,155	$66,787
Dividend income	408	3,125	4,074
Other income	3,482	1,891	790
From non-controlled, affiliated investments:
Other income	2,228	2,997	2,999
From controlled investments:
Interest income	949	610	—
Dividend income	4,489	—	—
Other income	150	150	—

Total investment income	94,195	91,928	74,650
Expenses:
Interest and fees on borrowings	12,566	9,781	5,623
Base management fees	11,825	11,142	7,521
Incentive fees	11,894	11,184	10,682
Administrator expenses	3,677	3,780	3,608
Other general and administrative expenses	2,604	2,738	1,977
Amortization of deferred financing costs	1,894	1,351	1,470
Professional fees	1,518	2,096	1,288
Directors’ fees	888	626	581

Total expenses	46,866	42,698	32,750
Income tax (benefit) provision, excise and other taxes	(243)	1,040	511

Net investment income	47,572	48,190	41,389
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	170	(12,855)	2,604
Controlled investments	20	—	—

Net realized gain (loss) on investments	190	(12,855)	2,604

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(15,784)	3,102	309
Controlled investments	(2,091)	(859)	—

Net change in unrealized (depreciation) appreciation on investments	(17,875)	2,243	309

Net realized and unrealized gain (loss) from investments	(17,685)	(10,612)	2,913
Provision for taxes on realized gain on investments	(8)	(249)	—
Provision for taxes on unrealized gain on investments	(1,226)	(151)	(1,960)
Interest rate derivative periodic interest payments, net	(443)	(458)	(433)
Net change in unrealized appreciation (depreciation) on interest rate derivative	7	71	769

Net increase in net assets resulting from operations	$28,217	$36,791	$42,678

Net investment income per common share:
Basic and diluted	$1.41	$1.42	$1.37
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.84	$1.08	$1.41
Dividends declared and paid
Weighted average shares of common stock outstanding:
Basic and diluted	33,637	33,905	30,287

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the years ended December 31,
	2015	2014	2013
Increase in net assets from operations:
Net investment income	$47,572	$48,190	$41,389
Interest rate derivative periodic interest payments, net	(443)	(458)	(433)
Net realized gain (loss) on investments	190	(12,855)	2,604
Income tax provision, realized gain	(8)	(249)	—
Net change in unrealized (depreciation) appreciation on investments	(17,875)	2,243	309
Provision for taxes on unrealized gain (loss) on investments	(1,226)	(151)	(1,960)
Net change in unrealized appreciation (depreciation) on interest rate derivative	7	71	769

Net increase in net assets resulting from operations	28,217	36,791	42,678
Distributions to stockholders:
Distributions to stockholders from net investment income	(45,649)	(44,191)	(42,999)
Distributions to stockholders from net realized gain	—	(1,921)	(400)

Total distributions to stockholders	(45,649)	(46,112)	(43,399)
Capital share transactions:
Repurchase of common stock	(7,290)	—	—
Issuance of common stock	—	—	110,966
Less offering costs	—	—	(4,787)

Net (decrease) increase in net assets from capital share transactions	(7,290)	—	106,179

Total (decrease) increase in net assets	(24,722)	(9,321)	105,458
Net assets at beginning of year	443,621	452,942	347,484

Net assets at end of year	$418,899	$443,621	$452,942

Common shares outstanding at end of year	33,311	33,905	33,905

Capital share activity:
Shares sold	—	—	7,590
Shares repurchased	(594)	—	—

Net (decrease) increase in capital activity	(594)	—	7,590

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net increase in net assets resulting from operations	$28,217	$36,791	42,678
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (depreciation) appreciation on investments	17,875	(2,243)	(309)
Net change in unrealized (appreciation) depreciation on interest rate derivative	(7)	(71)	(769)
Net realized loss on investments	26	12,874	—
Increase in investments due to PIK	(4,543)	(2,309)	(3,250)
Amortization of deferred financing costs	1,894	1,351	1,470
Accretion of discounts on investments and other fees	(3,279)	(4,795)	(4,397)
Changes in operating assets and liabilities:
Purchases of investments, net of payable for investment purchased	(184,137)	(352,970)	(411,135)
Proceeds from sale and paydown of investments	203,250	210,500	168,824
(Increase) decrease in interest, dividends and fees receivable	(839)	1,004	(4,631)
Decrease (increase) in escrow receivable	—	1,800	(1,800)
Decrease (increase) in other deferred assets	225	225	(825)
Decrease (increase) in due from affiliate	530	(191)	(605)
Decrease (increase) in prepaid expenses and other assets	(86)	42	(307)
Increase in deferred tax asset	(833)	(285)	—
(Decrease) increase in accrued expenses	(261)	168	878
(Decrease) increase in accrued interest and fees	(91)	9	452
(Decrease) increase in income taxes payable	—	(71)	71
Increase in deferred tax liability	1,316	151	1,960
Increase in base management fees payable	134	567	729
Increase (decrease) in accrued administrator expenses	—	(158)	(146)
(Decrease) increase in other deferred liabilities	(1,008)	1,418	—
Increase in accrued incentive fees payable	68	754	142
Increase (decrease) in due to affiliate	—	(474)	474

Net cash provided by (used in) operating activities	58,451	(95,913)	(210,496)
Cash flows from financing activities
Repurchase of common stock	(7,290)	—	—
Proceeds from loans payable	166,250	334,800	453,700
Repayments of loans payable	(202,450)	(244,249)	(299,400)
Issuance of notes	35,000	50,000	—
Issuance of shares of common stock	—	—	110,966
Distributions paid to stockholders	(45,649)	(46,112)	(44,715)
Financing and offering costs paid	(3,118)	(3,699)	(7,045)

Net cash (used in) provided by financing activities	(57,257)	90,740	213,506

Net increase (decrease) in cash	1,194	(5,173)	3,010
Cash, beginning of year	2,656	7,829	4,819

Cash, end of year	$3,850	$2,656	$7,829

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$11,906	$7,937	$3,770
Income taxes paid	$66	$1,076	$646
PIK income earned	$4,579	$2,316	$3,179

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

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —160.50% of net asset value

First lien secured debt
20-20 Technologies Inc.(5)	IT services	9.8%(6)	9/12/2012	3/29/2019	$29,437	$29,183	$29,436
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,580	13,377	12,629
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,583	2,577	2,583
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,679	1,675	1,696
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash + 5.5% PIK)(10)	2/28/2014	2/28/2019	9,664	9,363	8,408
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	10,000	9,855	9,855
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,196	10,079	10,145
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	210	217
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	21,870	21,339	20,339
Constructive Media, LLC	Consumer products	10.5% (LIBOR+10.0%)	11/23/2015	11/23/2020	15,500	15,196	15,196
Copperweld Bimetallics LLC	Industrials	16.0% (12.0% Cash + 4.0% PIK)(10)	12/11/2013	12/11/2018	19,525	19,026	18,354
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,487
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,496	11,315	11,324
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	244	246	239
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,063	21,794	22,173
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.5% Cash + 1.5% PIK)(10)	7/1/2011	7/1/2016	8,661	8,640	8,661
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	6,000	5,984	6,000
HEALTHCAREfirst, Inc.	Healthcare	13.5%(6)	8/31/2012	8/30/2017	9,016	8,903	8,588
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	22,050	21,797	20,286
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,201	24,144

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	12,025	11,889	12,085
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,836	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(16)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(39)	—
LAI International, Inc.	Manufacturing	10.6%(6)	10/22/2014	10/22/2019	17,553	17,241	17,202
LAI International, Inc.(7)	Manufacturing	9.0%(6)	10/22/2014	10/22/2019	4,546	4,546	4,455
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	7,997	7,913	7,037
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,623	3,623	3,188
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,170	3,135	2,790
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	10/7/2010	2/15/2016	29,638	29,638	24,600
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	6/6/2014	2/15/2016	3,158	3,158	2,621
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	19,615	19,263	19,615
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,929	8,833	9,018
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,633	9,633	9,730

			Subtotal first lien secured debt		$376,114	$371,348	$360,032

Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,714	28,993
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,233	7,260
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,859	9,859
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,668	22,049
Granicus, Inc	IT services	10.5% (LIBOR + 9.5%)	12/18/2015	12/18/2020	17,000	16,663	16,663
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,273	16,625
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,278	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,400	12,675

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,743	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,911	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,601	9,144
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,910	10,780

			Subtotal second lien debt		$181,516	$179,253	$177,086
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$8,968	$8,889	$8,879
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	185
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	15,195	15,078	15,043
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash + 3.5% PIK)(10)	4/30/2012	6/30/2016	9,217	9,137	9,032
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)	3/4/2013	3/4/2019	20,906	20,558	13,589

			Subtotal subordinated debt		$71,338	$70,714	$63,516
Equity investments(11)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		5,109.53	$17,178	$17,322
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
AIM Media Texas Operating, LLC(11)(14)(21)	Media, entertainment and leisure		6/21/2012		0.763636	764	727
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/7/2011		511,812	113	657
Airborne Tactical Advantage Company, LLC(20)	Aerospace & defense		9/17/2013		225,000	169	489
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		153.85	1,000	771
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		618,867.92	619	—
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501,159.24	175	—
Constructive Media, LLC	Consumer products		11/23/2015		750,000	750	750

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	310
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	244
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,254
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,625
OEM Group, Inc.(21)(22)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	5,411
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	263
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	109
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	626
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,000

				Subtotal equity		$28,176	$39,404
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.8%	9/12/2013		—	6,845	6,205
Flagship VII, Ltd.(5)(15)	Structured Products	15.8%	12/18/2013		—	3,517	3,110
Flagship VIII, Ltd.(5)(15)	Structured Products	13.3%	10/3/2014		—	6,743	5,687

			Subtotal CLO residual interests			$17,105	$15,002
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.6%	6/1/2012		—	$11,482	$13,307

		Subtotal investment in payment rights				$11,482	$13,307
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,987
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,030	999

			Subtotal investments in funds			$3,987	$3,986

Total non-controlled/non-affiliated investments—160.50% of net asset value						$682,065	$672,333

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments —19.53% of net asset value
First lien secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014	6/19/2019	$6,455	$6,397	$6,455

			Subtotal first lien secured debt		$6,455	$6,397	$6,455
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK(10)	10/20/2014	4/20/2018	$4,556	$4,474	$265

		Subtotal subordinated debt			$4,556	$4,474	$265
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,168
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,706	5,227
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	964

		Subtotal equity				$24,502	$30,321
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$49,400	$44,782

		Subtotal investments in funds				$49,400	$44,782

Total controlled investments —19.53% of net asset value						$84,773	$81,823

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

			Subtotal investments in funds			$7	$7

Total non-controlled/affiliated investments — 0.00% of net asset value						$7	$7

Total investments — 180.03% of net asset value						$766,845	$754,163

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1.1425%/ LIBOR	05/10/17	1	$50,000	$—	$(206)

Total derivative instruments—0.05 % of net asset value					$50,000	$—	$(206)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
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

(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2015.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

(17)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 in which the issuer was a portfolio company that the Company is deemed to control.

(18)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(19)

On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.

(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of December 31, 2015.

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2014

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—170.46% of net asset value

First lien secured debt
20-20 Technologies Inc.(5)	IT services	10.8%(6)	9/12/2012	3/31/2019	$31,600	$31,275	$31,600
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	4,000	3,939	3,980
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	2,600	2,563	2,587
Allied Wireline Services, LLC	Energy /Utilities	9.5% (LIBOR + 8.0%)	2/28/2014	2/28/2019	9,928	9,524	9,630
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	8,611	8,457	8,525
BeneSys Inc.(7)(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	—	(10)	—
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/31/2019	26,798	26,446	26,459
Copperweld Bimetallics LLC	Industrials	12.0%	12/11/2013	12/11/2018	20,625	19,934	20,212
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2015	15,461	15,447	14,687
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	13,000	12,745	12,745
Duff & Phelps Corporation(9)	Financial services	4.5% (LIBOR + 3.5%)	5/15/2013	4/23/2020	246	249	244
Embarcadero Technologies, Inc.	IT services	10.7%(6)	2/15/2013	12/28/2017	9,300	9,208	9,300
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR +9.5%)	10/31/2013	10/31/2018	22,202	21,842	22,202
Harrison Gypsum, LLC	Industrials	10.0% (LIBOR + 8.5% and 0.5% PIK)(10)	12/21/2012	12/21/2017	25,963	25,699	25,444
Hart InterCivic, Inc.	IT services	12.3% (LIBOR + 9.8% Cash + 1.0% PIK)	7/1/2011	7/1/2016	8,556	8,496	8,342
Hart InterCivic, Inc.(7)	IT services	11.3% (LIBOR + 9.8% Cash)	7/1/2011	7/1/2016	3,000	2,982	3,000
HEALTHCAREfirst, Inc.	Healthcare	13.6%(6)	8/31/2012	8/30/2017	8,558	8,403	8,173
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	24,227	23,841	23,500
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	38,286	37,479	37,425
Ingenio Acquisition, LLC	Media, entertainment and leisure	11.3% (10.3% Cash + 1.0% PIK)	5/9/2013	3/14/2019	9,108	8,971	9,108
Key Brand Entertainment, Inc.	Media, entertainment and leisure	9.8% (LIBOR + 8.5%)	8/8/2013	8/8/2018	12,849	12,651	12,849

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

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2014

(dollar amounts in thousands)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/ LIBOR	05/10/17	1	$50,000	$—	$(213)

Total derivative instruments—0.03% of net asset value					$50,000	$—	$(213)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
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

(19)

C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000. See Note 5, Realized Gains and Losses on Investments for additional detail.

(20)

On October 20, 2014, THL Credit restructured its investment in Wingspan Portfolio Holdings, Inc., or Wingspan. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated term loan totaling $18,447 for a controlled equity position of an affiliated entity, Dimont Acquisition Inc., or Dimont. In connection with the restructuring and conversion to equity, the Company recognized a loss in the amount of $11,878 and invested $4,557 in the subordinated term loan of Dimont. See Note 5, Realized Gains and Losses on Investments for additional detail.

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
(25)	Warrants received at initial acquisition date at no cost to the Company

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2015

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, or as amended, the Code. In 2009, the Company was treated for tax purposes as a corporation. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of lower middle market companies.

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

In December 2014, the Company completed a public debt offering selling $50,000 of 6.75% Notes due 2021, or the 2021 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48,500.

In December 2015, the Company completed a public debt offering selling $35,000 of 6.75% Notes due 2022, or the 2022 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $33,950.

The Company has established wholly owned subsidiaries, THL Credit AIM Media Holdings Inc., THL Credit Holdings, Inc. and THL Credit YP Holdings Inc., which are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc. and THL Corporate Finance, LLC, its wholly owned subsidiary, serves as the administrative agent on certain investment transactions.

2. Significant Accounting Policies and Recent Accounting Updates

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its wholly owned subsidiaries in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure under the heading, Significant Accounting Policies—THL Credit Logan JV LLC.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect the reported amounts and disclosures in the financial statements. Changes in the economic environment, financial markets, creditworthiness of our portfolio companies and any other parameters used in determining these estimates could cause actual results to differ and these differences could be material.

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2015 and December 31, 2014.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 7, Borrowings.

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

With respect to investments for which market quotations are not readily available, the Company’s board of directors undertakes a multi- step valuation process each quarter, as described below:

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

Debt Investments

For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Collateralized Loan Obligations

The Company values its residual interest investments in collateralized loan obligations using an income approach that analyzes the discounted cash flows of its residual interest. The discounted cash flows model utilizes prepayment, re- investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, re-investment rates and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be four to eight years.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$332,810	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	33,677	Market comparable companies (market approach)	EBITDA Multiple	4.7x - 5.7x (5.2x)
Second lien debt	177,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	49,927	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)
	13,854	Market comparable companies (market approach)	EBITDA Multiple	6.6x - 7.8x (7.1x)
			Revenue Multiple	0.3x - 0.5x (0.4x)
Investments in funds	3,993	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	46,992	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.4x (5.9x)
	17,322	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Investment in Logan JV	44,782	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	15,002	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$748,752

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2014:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$393,791	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (13%)
Second lien debt	168,510	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11% - 13% (12%)
Subordinated debt	100,660	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
Investments in funds	3,388	Net asset value, as a practical expedient	Net asset value	N/A
Equity investments	42,870	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.2x)
	9,837	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in Logan JV	16,741	Net asset value, as a practical expedient	Net asset value	N/A
Investment in payment rights	13,488	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	34,935	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 15% (14%)
			Weighted average prepayment premium	25%
			Weighted average default rate	2%

Total Investments	$784,220

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2015, the Company had two loans on non-accrual with an amortized cost basis of $25,032 and fair value of $13,854. As of December 31, 2014, the Company had no loans on non-accrual.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2015, 2014 and 2013:

	Years ended December 31,
	2015	2014	2013
Accumulated PIK balance, beginning of year	$7,041	$6,064	$5,807
PIK income capitalized/receivable	4,579	2,316	3,179
PIK received in cash from repayments	(2,318)	(1,339)	(2,922)

Accumulated PIK balance, end of year	$9,302	$7,041	$6,064

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

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collected by using either the beneficial interest model or other appropriate income recognition frameworks.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2015, 2014 and 2013.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

U.S. Federal Income Taxes, Including Excise Tax

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Dividends, for a summary of the dividends paid. For the years ended December 31, 2015, 2014 and 2013, the Company incurred U.S. federal excise tax and other tax expenses of $678, $348 and $175, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2015, 2014, and 2013:

	For the years ended December 31,
	2015	2014	2013
Current income tax provision:
Current income tax (benefit) provision	$(169)	$902	$336
Current provision for taxes on realized gain on investments	8	249	—

Deferred income tax provision:
Deferred income tax benefit	(752)	(210)	—
Provision for taxes on unrealized gain on investments	1,226	151	1,960

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2015 and December 31, 2014, $396 and $162, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015 and December 31, 2014, $3,881 and $2,565, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of December 31, 2015 and December 31, 2014, $1,118 and $285, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2014-09, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 will be effective for annual and interim reporting periods after December 15, 2017. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a variable interest entity. The Company is currently assessing any additional disclosure requirements. ASU 2015-2 will be effective for annual reporting periods in fiscal years that begin after December 15, 2015. This guidance is not expected to have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” which amends the presentation of debt issuance costs on an entity’s balance sheet. Under ASU 2015-03, an entity would present debt issuance costs as a direct deduction from the carrying value of the associated liability instead of a separate deferred asset. ASU 2015-03 will be effective for annual and interim reporting periods beginning after December 15, 2015. The Company is in the process of evaluating the impact this guidance will have on its consolidated financial statements, however, because the update impacts presentation and disclosure only, the Company believes adoption will not have a significant impact on its Consolidated Financial Statements.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),” which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 will be effective for annual and interim reporting periods after December 15, 2015. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-01 on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$366,487	$—	$—	$366,487
Second lien debt	177,086	—	—	177,086
Subordinated debt	63,781	—	—	63,781
Equity investments	69,725	5,411	—	64,314
CLO residual interests	15,002	—	—	15,002
Investment in Logan JV	44,782	—	—	44,782
Investment in payment rights	13,307	—	—	13,307
Investments in funds	3,993	—	—	3,993

Total investments	$754,163	$5,411	$—	$748,752

Interest rate derivative	(206)	—	(206)	—

Total liability at fair value	$(206)	$—	$(206)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2014:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$393,791	$—	$—	$393,791
Second lien debt	168,510	—	—	168,510
Subordinated debt	100,660	—	—	100,660
Equity investments	52,707	—	—	52,707
CLO residual interests	34,935	—	—	34,935
Investment in Logan JV	16,741	—	—	16,741
Investment in payment rights	13,488	—	—	13,488
Investments in funds	3,388	—	—	3,388

Total investments	$784,220	$—	$—	$784,220

Interest rate derivative	(213)	—	(213)	—

Total liability at fair value	$(213)	$—	$(213)	$—

The following is a summary of the industry classification in which the Company invests as of December 31, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157,253	$155,744	37.16%
Financial services	126,910	113,712	27.15%
IT services	100,659	99,107	23.66%
Healthcare	61,556	66,891	15.97%
Manufacturing	69,518	63,365	15.13%
Retail & grocery	34,566	44,469	10.62%
Energy / utilities	46,625	41,709	9.96%
Business services	41,757	34,731	8.29%
Industrials	28,163	27,386	6.54%
Food & beverage	22,365	23,423	5.59%
Transportation	19,466	21,588	5.15%
Restaurants	20,934	20,868	4.98%
Media, entertainment and leisure	15,434	20,743	4.95%
Structured products	17,105	15,002	3.58%
Aerospace & defense	4,534	5,425	1.30%

Total Investments	$766,845	$754,163	180.03%

The following is a summary of the industry classification in which the Company invests as of December 31, 2014:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$120,742	$120,388	27.15%
IT services	108,705	106,567	24.02%
Healthcare	77,487	83,164	18.75%
Financial services	71,420	68,997	15.55%
Manufacturing	70,817	68,357	15.41%
Retail & grocery	52,985	55,798	12.58%
Industrials	54,561	54,050	12.18%
Energy / utilities	50,284	48,989	11.04%
Food & beverage	38,594	39,251	8.85%
Structured products	34,213	34,935	7.87%
Business services	32,182	32,244	7.27%
Media, entertainment and leisure	25,134	29,688	6.69%
Restaurants	20,847	20,753	4.68%
Transportation	14,273	14,259	3.21%
Aerospace & defense	6,784	6,780	1.53%

Total Investments	$779,028	$784,220	176.78%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$258,931	$247,863	59.17%
Southwest	170,078	149,187	35.61%
Midwest	108,568	106,517	25.43%
Southeast	90,720	101,411	24.21%
West	70,070	69,417	16.57%
Northwest	39,294	50,331	12.01%
International	29,184	29,437	7.03%

Total Investments	$766,845	$754,163	180.03%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2014:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$208,928	$208,218	46.95%
Southwest	211,098	204,531	46.10%
Southeast	109,082	119,214	26.87%
Midwest	117,329	116,468	26.25%
West	72,861	73,048	16.47%
International	31,275	31,600	7.12%
Northwest	28,455	31,141	7.02%

Total Investments	$779,028	$784,220	176.78%

The following table rolls forward the changes in fair value during the year ended December 31, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220
Transfers out of Level 3(3)	—	—	—	—	(7,097)	—	—	(7,097)
Purchases	60,498	62,051	8,043	33,509	9,632	—	—	173,733
Sales and repayments	(96,748)	(38,787)	(39,626)	(105)	(717)	(395)	(17,096)	(193,474)
Unrealized appreciation (depreciation)(1)	(7,592)	(2,535)	(8,172)	(4,758)	9,483	214	(2,826)	(16,186)
Realized gain/(loss)	(33)	(216)	(6)	—	—	—	(11)	(266)
Net amortization of premiums, discounts and fees	2,406	689	150	—	34	—	—	3,279
PIK	1,536	3	2,732	—	272	—	—	4,543
Transfers between categories(4)	12,629	(12,629)	—	—	—	—	—	—

Ending balance, December 31, 2015	$366,487	$177,086	$63,781	$48,775	$64,314	$13,307	$15,002	$748,752

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(8,075)	$(1,990)	$(8,153)	$(4,758)	$8,586	$214	$(2,507)	$(16,683)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes investment in Logan JV.
(3)	Represents transfer of Surgery Center Holdings, Inc. from Level 3 to Level 1 as a result of a change in observable inputs at the reporting date.
(4)	Represents a transfer of $12,629 out of second lien debt into first lien secured debt to better reflect the nature of the split collateral investment in Aerogroup International, Inc.

The following table rolls forward the changes in fair value during the year ended December 31, 2014 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Investments in funds(2)	Equity investments	Investment in payment rights	CLO residual interest	Totals
Beginning balance, January 1, 2014	$262,965	$157,878	$155,979	$9,546	$11,037	$13,844	$37,618	$648,867
Purchases	176,376	117,195	18,036	19,115	39,593	—	8,451	378,766
Sales and repayments	(73,440)	(77,765)	(67,117)	(8,487)	(938)	(286)	(11,718)	(239,751)
Unrealized appreciation
(depreciation)(1)	(2,415)	(2,828)	3,390	(45)	3,765	(70)	446	2,243
Realized loss	—	(250)	(11,955)	—	(804)	—	—	(13,009)
Net amortization of premiums,
discounts and fees	2,465	1,378	804	—	10	—	138	4,795
PIK	213	529	1,523	—	44	—	—	2,309
Transfers between categories(3)	27,627	(27,627)	—	—	—	—	—	—

Ending balance, December 31, 2014	$393,791	$168,510	$100,660	$20,129	$52,707	$13,488	$34,935	$784,220

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(1,933)	$(2,191)	$(2,916)	$(45)	$2,960	$(70)	$524	$(3,671)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes investment in Logan JV.
(3)	Transfers represent a transfer of $27,627 out of second lien debt into first lien secured debt due to the change in the nature of the investment in OEM Group, Inc.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of and for the years ended December 31, 2015 and 2014, that met at least one of the significant conditions of the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our unconsolidated significant subsidiaries, which include C&K Market, Inc., Dimont & Associates, Inc., THL Credit Logan JV, LLC, and Thibaut, Inc., as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014.

	As of December 31,			For the years ended,
Balance Sheet	2015	2014	Income Statement	2015	2014
Current Assets	$74,759	$79,646	Net Sales	$367,192	$364,407
Noncurrent assets	277,308	163,143	Gross Profit	134,605	127,128
Current liabilities	43,819	57,294	Net income	4,521	(5,360)
Noncurrent liabilities	234,844	124,445

THL Credit Logan JV LLC

On December 3, 2014, the Company entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

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

As of December 31, 2015 and December 31, 2014, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$49,400	$150,600
Perspecta Trident LLC	50,000	12,350	37,650

Total Investments	$250,000	$61,750	$188,250

	As of December 31, 2014
Member	Total Commitments	Contributed Capital(a)	Unfunded Commitments
THL Credit, Inc.	$120,000	$16,800	$103,200
Perspecta Trident LLC	30,000	4,200	25,800

Total Investments	$150,000	$21,000	$129,000

(a)

Logan JV had called but not yet received $13,000 in aggregate capital of which THL Credit, Inc.’s share was $10,400. This was recorded as a payable for investments purchased in the Consolidated Statements of Assets and Liabilities.

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased its commitment amount to $125,000. The revolving loan period ends on December 17, 2016 and the final maturity date is December 17, 2019. As of December 31, 2015, Logan JV had $108,137 outstanding debt under the credit facility. As of December 31, 2014, Logan JV had no outstanding debt under the Logan JV Credit Facility. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of December 31, 2015, and December 31, 2014 Logan JV had total investments at fair value of $161,911 and $30,678, respectively. As of December 31, 2015 and December 31, 2014, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 85 and 22 different borrowers, respectively. As of December 31, 2015 and December 31, 2014, none of these loans were on non-accrual status. Additionally, as of December 31, 2015 and December 31, 2014, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $342 and $170, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2015 and December 31, 2014:

	As of December 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
First lien secured debt(1)	$148,463	$30,237
Second lien debt(1)	21,976	1,000

Total debt investments	$170,439	$31,237

Weighted average yield on first lien secured loans(2)	6.3%	6.70%
Weighted average yield on second lien loans(2)	9.0%	10.0%
Weighted average yield on all loans(2)	6.7%	6.5%
Number of borrowers in Logan JV	85	22
Largest loan to a single borrower(1)	$4,975	$2,500
Total of five largest loans to borrowers(1)	$24,748	$8,994

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the year ended December 31, 2015 and for the period from December 3, 2014 to December 31, 2014, the Company’s share of income from distributions declared related to its Logan JV LLC equity interest was $3,824 and $0, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of December 31, 2015 and December 31, 2014, $1,900 and $0, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015, dividend income earned of $1,520 for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Logan JV Loan Portfolio as of December 31, 2014

(dollar amounts in thousands)

Portfolio Company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/14	08/25/2021	$2,000	$2,004	$2,003
American Pacific Corporation	Chemicals, Plastics & Rubber	7% (LIBOR + 6%)	12/10/14	02/27/2019	997	997	996
AP NMT Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR + 5.75%)	12/18/14	08/13/2021	1,496	1,474	1,474
Avaya Inc.	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/14	03/31/2018	1,496	1,481	1,476
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/14	07/31/2020	1,500	1,504	1,496
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/14	07/17/2020	972	950	957
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR + 6%)	12/15/14	03/31/2020	2,494	2,470	2,473
Compuware Corp	Services: Business	6.25% (LIBOR + 5.25%)	12/11/14	12/15/2021	1,500	1,426	1,427
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/14	02/20/2020	1,490	1,494	1,494
Delta 2 Lux Sarl	Telecommunications	4.75% (LIBOR + 3.75%)	12/18/14	07/30/2021	1,500	1,466	1,468
FR Utility Services LLC	Construction & Building	6.75% (LIBOR + 5.75%)	12/18/14	10/18/2019	1,496	1,493	1,491
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR + 5%)	12/05/14	05/30/2021	995	975	972
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR + 4.25%)	12/31/14	05/06/2021	1,496	1,463	1,451
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR + 6%)	12/05/14	05/01/2019	997	983	979
Novitex Acquisition, LLC	Consumer goods: Non- Durable	7.5% (LIBOR + 6.25%)	12/05/14	07/07/2020	998	980	958
Parq Holdings L.P.(3)	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/14	12/17/2020	—	(3)	—
Parq Holdings L.P.	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/14	12/17/2020	830	814	818
Radio One, Inc.	Media: Broadcasting & Subscription	7.5% (LIBOR + 6%)	12/22/14	03/31/2016	1,496	1,492	1,491
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR + 5.25%)	12/11/14	12/17/2021	1,500	1,470	1,476
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.25%)	12/18/14	03/27/2019	1,496	1,489	1,492
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/14	10/31/2020	1,500	1,388	1,388
Varsity Brands	Consumer goods: Durable	6% (LIBOR + 5%)	12/10/14	12/11/2021	1,000	990	1,001
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/14	07/01/2020	987	986	982

Total Senior Secured First Lien Term Loans						$29,786	$29,763

Second Lien Term Loans
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR + 9%)	12/11/14	12/17/22	$1,000	$911	$915

Total Second Lien Term Loans						$911	$915

						$30,697	$30,678

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2014.

Below is certain summarized financial information for Logan JV as of December 31, 2015 and December 31, 2014 and for the year ended December 31, 2015 and period from December 3, 2014 to December 31, 2014:

Selected Balance Sheet Information

	As of December 31,	As of December 31,
	2015	2014
	(Dollars in thousands)	(Dollars in thousands)
Investments at fair value (cost of $167,729 and $30,697, respectively)	$161,911	$30,678
Capital contributions receivable	—	13,000
Cash	7,671	3,898
Other assets	2,091	898

Total assets	$171,673	$48,474

Loans payable	$108,137	$—
Payable for investments purchased	4,367	26,732
Distribution payable	2,375	—
Other liabilities	816	813

Total liabilities	$115,695	$27,545

Members’ Equity	$55,978	$20,929

Total liabilities and Member’s Equity	$171,673	$48,474

Selected Statement of Operations Information

	For the year ended December 31, 2015	For the period from December 3, 2014 to December 31, 2014
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$7,310	$27
Fee income	88	—

Total revenues	7,398	27
Credit facility expenses	2,358	79
Other expenses	208	—

Total expenses	2,566	79

Net investment income (loss)	4,832	(52)
Net realized gains	45	—
Net change in unrealized appreciation (depreciation) on investments	(5,799)	(19)

Net decrease in net assets from operations	$(922)	$(71)

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11,482 and $13,307, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2014 was $11,877 and $13,488, respectively. For the years ended December 31, 2015, 2014, and 2013, the Company recognized interest income totaling $2,017, $2,069, and $1,974, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to collateralized loan obligations (CLO), THL Credit Wind River 2013-2 CLO, Ltd., THL Credit Wind River 2014-1 CLO, Ltd., THL Credit Wind River 2014-2 CLO, Ltd., and a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, the Company’s officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side- by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC staff has granted the Company relief pursuant to the Order. Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) or the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching by the Company or its stockholders on the part of any person concerned (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the December 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. As of December 31, 2015, Greenway’s committed capital had been fully called.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company earned $587, $940 and $1,692 , respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, $145 and $277 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the December 31, 2015 and December 31, 2014 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of December 31, 2015, Greenway II’s committed capital had been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2015, 2014 and 2013, the Company earned $1,641, $2,057 and $1,307, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, $448 and $748, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred costs consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2015, 2014 and 2013, the Company recognized $225, $225 and $75, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, $375 and $600, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

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

The Company expected that Series 2005-01 would terminate on February 15, 2015; however, on February 3, 2014, LCP was liquidated and the Company received proceeds of $8,354. On December 31, 2015, the Company received proceeds of $100, which represented a final distribution of the remaining operating income retained by LCP for expenses.

The Company’s contributed capital in LCP was maintained in a collateral account held by a third-party custodian, who was neither affiliated with the Company nor with LCP, nor acted as collateral on certain credit default swaps for the Series 2005-01 for which LCP received fixed premium payments throughout the year, adjusted for expenses incurred by LCP. The SPE purchased assets on a non-recourse basis and LCP agreed to reimburse the SPE up to a specified amount for potential losses. LCP held the contributed cash invested for an SPE transaction in a segregated account that secured the payment obligation of LCP.

CLO Residual Interests

As of December 31, 2015 and 2014, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

			As of December 31, 2015		As of December 31, 2014
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Adirondack Park CLO Ltd.	18.7%	$517,000	$—	$—	$8,172	$8,216
Dryden CLO, Ltd.	23.1%	516,400	6,845	6,205	8,040	8,244
Flagship VII, Ltd.	12.6%	441,810	3,517	3,110	4,105	4,305
Flagship VIII, Ltd.	25.1%	470,895	6,743	5,687	8,450	8,450
Sheridan Square CLO, Ltd	10.4%	724,534	—	—	5,446	5,720

	Total CLO residual interests		$17,105	$15,002	$34,213	$34,935

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

For the years ended December 2015, 2014 and 2013, the Company recognized interest income totaling $3,690, $4,661, and $3,536, respectively, related to CLO residual interests.

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

4. Related Party Transactions

Investment Management Agreement

On March 8, 2016, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2015, 2014 and 2013, the Company incurred base management fees of $11,825, $11,142 and $7,521, respectively. As of December 31, 2015 and December 31, 2014, $2,944 and $2,810, respectively, was payable to the Advisor.

The incentive fee has two components, ordinary income and capital gains, as follows:

The ordinary income component is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of the Company’s preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to THL Credit Advisors, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred $11,894, $11,868 and $10,414, respectively, of incentive fees related to ordinary income. As of December 31, 2015 and 2014, $2,903 and $3,119, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2015 and 2014, $1,340 and $1,056, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2015 and December 31, 2014.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2015, 2014 and 2013, the Company (reversed) incurred $0, ($684) and $268, respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2015, 2014 and 2013, the Company incurred administrator expenses of $3,677, $3,780 and $3,608, respectively. As of December 31, 2015 and December 31, 2014, $36 and $0, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. There was $36 due to affiliate, which appears on the Consolidated Statements of Assets and Liabilities, as of December 31, 2015. As of December 31, 2014, there were no amounts due to affiliate.

As of December 31, 2015, the Company owed $45 of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2014, there were no amounts due to affiliate.

As of December 31, 2015 and 2014, the Company incurred $93 and $145, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2015 and December 31, 2014, $593 and $1,026 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company paid certain fees related to organizing Logan JV, on behalf of Logan JV. As of December 31, 2015 and December 31, 2014 $0 and $45 of expenses, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the years ended December 31, 2015, 2014 and 2013:

	For the years ended December 31,
	2015	2014	2013
Escrow receivable settlement(a)	$—	$(1,030)	$—
BBB Industries, Inc.	18	135	—
Blue Coat Systems, Inc.	—	563	—
Expert Global Solutions, Inc.	(99)	(250)	—
C&K Market, Inc.(b)	—	(1,000)	—
Jefferson Management Holdings, LLC	—	(455)	—
Octagon Income Note XIV, Ltd.	—	191	—
Surgery Center Holdings, Inc.	237	716	688
YP Equity Investors, LLC(c)	—	—	2,027
Wingspan Portfolio Holdings, Inc.(d)	—	(11,878)	—
Other	34	153	(111)

Net realized (losses)/gains	$190	$(12,855)	$2,604

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

(c)

For the year ended December 31, 2014, an offsetting tax provision of $249 was recorded in the Consolidated Statements of Operations. For the year ending December 31, 2013 there was no tax provision. These amounts reflect a revision to previously recognized estimate realized gains and dividend income as a result of adjusted tax estimates from the portfolio company.

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

For the year ended December 31, 2015, a tax provision of $8 was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains as a result of adjusted tax estimates from the portfolio company. For the year ended December 31, 2014, a tax provision of $249 was recorded in the Consolidated Statements of Operations and reflected a revision to previously recognized estimated realized gains and dividend income as a result of adjusted tax estimates from the portfolio company. For the year ended December 31, 2013, there was no tax provision recorded for realized gains.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2015	2014	2013
Numerator—net increase in net assets resulting from operations:	$28,217	$36,791	$42,678
Denominator—basic and diluted weighted average common shares:	33,637	33,905	30,287
Basic and diluted net increase in net assets per common share resulting from operations:	$0.84	$1.08	$1.41

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2015 and December 31, 2014:

	As of
	December 31, 2015			December 31, 2014
Facility	Commitments	Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$152,151	2.94%	$303,500	$188,351	2.69%
Term Loan Facility	106,500	106,500	3.19%	106,500	106,500	3.44%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%
2022 Notes	35,000	35,000	6.75%	—	—	—

Total	$495,000	$343,651	3.96%	$460,000	$344,851	3.51%

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its subsidiaries, of not less than 2.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

For the year ended December 31, 2015, the Company borrowed $166,250 and repaid $202,450 under the Facilities. For the year ended December 31, 2014, the Company borrowed $334,800 and repaid $244,249 under the Facilities. For the year ended December 31, 2013, the Company borrowed $453,700 and repaid $299,400 under the Facilities.

As of December 31, 2015 and December 31, 2014, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2015 and December 31, 2014, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $12,566, $9,781 and $5,623 were incurred in connection with the Facilities during the years ended December 31, 2015, 2014 and 2013, respectively.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2015 is in excess of 200%.

Notes

In December 2014, we completed a public offering of $50,000 in aggregate principal amount of 6.75% notes due 2021, or the 2021 Notes. The 2021 Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The 2021 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX”.

In December 2015, we completed a public offering of $35,000 in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”.

We refer to the 2021 Notes and the 2022 Notes collectively as the Notes.

As of December 31, 2015, the carrying amount and fair value of our Notes was $85,000 and $84,716, respectively. As of December 31, 2014, the carrying amount and fair value of Company’s Notes was $50,000 and $51,620, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, for the years ended December 31, 2015 and 2014 we incurred $1,415 and 2,109 of fees and expenses, respectively. These amounts were capitalized and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2015 and December 31, 2014, the Company amortized approximately $314 and $36 of deferred financing costs, respectively, which is listed under amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, the Company had $3,190 and $2,073, respectively, of remaining deferred financing costs on the Notes, which is listed under Deferred Financing Costs on the Company’s Consolidated Statements of Assets and Liabilities.

For the year ending December 31, 2015 and 2014, the Company incurred interest expense on the Notes of $3,493 and $394.

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

The Company recognized a realized loss for years ended December 31, 2015, 2014 and 2013 of $443, $458 and $433, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2015 and 2014 and 2013, the Company recognized $7, $71 and $769, respectively, of net change in unrealized depreciation from the swap agreement, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2015 and December 31, 2014, the Company’s fair value of its swap agreement is $(206) and ($213), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2015 and 2014, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2015	December 31, 2014
Unfunded delayed draw facilities	$3,371	$29,826
Unfunded revolving commitments	4,478	4,478
Unfunded commitments to investments in funds	1,036	1,854

Total unfunded commitments	$8,885	$36,158

10. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2015	2014
Net increase in net assets resulting from operations	$28,217	$36,791
Net change in unrealized depreciation on investments	17,875	(2,243)
Provision for taxes on unrealized gain on investments	1,226	151
Net change in unrealized (appreciation) depreciation on interest rate derivative	(7)	(71)
Expenses not currently deductible and income and realized losses not currently includable	623	13,767
Non-deductible expenses and income not includable	(305)	1,316

Taxable income before deductions for dividends paid	$47,629	$49,711

The above amount of 2015 taxable income before deductions for dividends is an estimate. Taxable income will be finalized before the Company files its Federal tax return by September 2016.

The tax character of distributions declared and paid in 2015 represented $45,649 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2014 represented $44,191 from ordinary income, $1,921 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share.

For the years ended December 31, 2015 and 2014, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2015	2014
Accumulated undistributed net realized losses	$(1,171)	$(358)
Accumulated undistributed net investment income	423	1,216
Interest rate derivative periodic interest payments, net	443	458
Paid-in capital in excess of par	305	(1,316)

As of December 31, 2015 and 2014, the cost of investments for tax purposes was $784,504 and $796,456, respectively, resulting in net unrealized (depreciation) appreciation of $(30,342) and ($12,236) , respectively. As of December 31, 2015 and 2014, the Company had estimated net operating losses of $2,401 and $533, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2015 and 2014, the Company had estimated capital loss carryforwards of $159 and $179, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2015 and 2014, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $1,166 and $584, respectively. Under current tax regulations, capital gains or losses on transactions realized after October 31st for a given fiscal year may be deferred and treated as occurring on the first business day of the following fiscal year. As of December 31, 2015, the Company had elected to defer post-October short-term capital losses of $251 and post-October long-term capital losses of $88.

Under the RIC Modernization Act (the “RIC Act”), we are permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2015, 2014, and 2013 under the dividend reinvestment plan.

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

12. Financial Highlights

	For the years ended December 31,
	2015	2014	2013	2012	2011
Per Share Data:
Net asset value, beginning of period	$13.08	$13.36	$13.20	$13.24	$13.06
Net investment income, after taxes(1)	1.41	1.42	1.37	1.38	1.04
Net realized gains (loss) on investments(1)(2)	0.01	(0.38)	0.09	0.01	0.05
Income tax provision, realized gain(1)	—	(0.01)	—	—	—
Net change in unrealized appreciation on investments(1)(2)	(0.53)	0.06	0.01	(0.06)	0.11
Provision for taxes on unrealized gain on investments(1)	(0.04)	—	(0.07)	(0.02)	—
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)(2)	—		0.02	(0.06)	—
Interest derivative payments	(0.01)	(0.01)	(0.01)	—	—

Net increase in net assets resulting from operations	0.84	1.08	1.41	1.25	1.20
Accretive effect of repurchase of common stock(2)	0.02	—	—	—	—
Accretive effect of share issuance	—	—	0.18	0.05	—
Distributions to stockholders from net investment income	(1.36)	(1.30)	(1.42)	(1.29)	(1.02)
Distributions to stockholders from net realized gains	—	(0.06)	(0.01)	(0.05)	—

Net asset value, end of period	$12.58	$13.08	$13.36	$13.20	$13.24

Per share market value at end of period	$10.70	$11.76	$16.49	$14.79	$12.21
Total return(3)(4)	2.41%	(20.96%)	22.10%	33.43%	1.87%
Shares outstanding at end of period	33,311	33,905	33,905	26,315	20,220
Ratio/Supplemental Data:
Net assets at end of period	$418,899	$443,621	$452,942	$347,484	$267,617
Ratio of total expenses to average net assets(5)(6)	10.87%	9.79%	8.73%	8.14%	6.18%
Ratio of net investment income to average net assets	10.81%	10.70%	10.25%	10.39%	7.94%
Portfolio turnover	22.85%	28.98%	33.09%	53.95%	15.43%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)

For the years ended December 31, 2015, 2014, 2013, 2012 and 2011, the ratio components included 2.69%, 2.47%, 1.86%, 1.72% and 1.51% of base management fee, 2.70%, 2.48%, 2.64%, 2.43% and 1.80% of incentive fee, 3.29%, 2.47%, 1.76%, 1.43% and 0.65% of the cost of borrowing, 1.95%, 2.05%, 1.85%, 2.19% and 2.20% of other operating expenses, and 0.22%, 0.09%, 0.49%, 0.16% and 0.00% of the impact of all taxes, respectively.

13. Stock Repurchase Program

On March 6, 2015, the Company’s board of directors authorized a $25,000 stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, the Company’s board of directors authorized a new $25,000 stock repurchase program. Unless extended by the Company’s board of directors, the stock purchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. The Company has provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that the Company purchases in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2015, 2014, and 2013:

	For the year ended December 31,
	2015	2014	2013
Dollar amount repurchased	$7,290	—	—
Shares repurchased	594	—	—
Average price per share (including commission)	$12.27	—	—
Weighted average discount to net asset value	7.38%	—	—

14. Subsequent Events

From January 1, 2016 through March 10, 2016, the Company closed two follow-on debt investments totaling $5,245 in the consumer products and retail and grocery industries. One of the follow-on investments is a fixed rate subordinated debt investment and another is a floating rate first lien debt investment. The follow-on debt investments have a combined weighted average yield based upon cost at the time of the investments of 13.4%. The Company also made a $4,000 investment in the Logan JV.

On February 16, 2016, the Company received proceeds of $7,333 from the repayment of its second lien investment in Allen Edmonds Corporation at par.

On February 19, 2016, the Company received proceeds of $29,036 from the repayment of its senior secured first lien investment in 20-20 Technologies Inc. at par.

On March 8, 2016, the Company’s board of directors authorized a new $25,000 stock repurchase program that replaced the program that expired on March 6, 2016. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. Unless extended by its board of directors, the stock repurchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. The Company has provided its stockholders with notice of its intention to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

On March 8, 2016, the Company’s board of directors declared a dividend of $0.34 per share payable on March 31, 2016 to stockholders of record at the close of business on March 21, 2016.

On March 8, 2016, the Company’s investment management agreement was re-approved by the Company’s board of directors.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)	Amount of interest or fees credited in income(2)	Fair Value at December 31, 2014	Gross Additions(3)	Gross Reductions(4)	Fair Value at December 31, 2015
Control Investments
C&K Market, Inc.(5)
1,992,365 shares of common stock	$836	$6,036	$8,132	$—	$14,168
1,992,365 shares of preferred stock	—	9,837	125	—	9,962
Dimont & Associates, Inc.(6)
Subordinated term loan 11.0% PIK due 4/16/2018	—	4,556	—	(4,291)	265
50,004 shares of common stock	—	2,000	—	(2,000)	—
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	893	6,520	16	(81)	6,455
4,747 shares of series A preferred stock	57	4,874	353	—	5,227
20,639 shares of common stock	—	785	179	—	964
THL Credit Logan JV LLC(7)
80% economic interest	3,804	16,741	32,600	(4,559)	44,782

Total Control Investments	$5,590	$51,349	$41,405	$(10,931)	$81,823

Affiliate Investments
THL Credit Greenway Fund LLC(8)
Investment in fund	587	4	—	(1)	3
THL Credit Greenway Fund II LLC(8)
Investment in fund	1,641	5	—	(1)	4

Total Affiliate Investments	$2,228	$9	$—	$(2)	$7

Total Control and Affiliate Investments	$7,818	$51,358	$41,405	$(10,933)	$81,830

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2015 and 2014. Common stock and preferred stock, in some cases, are generally non-income producing.

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

(a) Disclosure Controls and Procedures

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2015.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2016 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 171

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed on April 24, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

3.4	Amendment to Bylaws (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on June 15, 2015).

4.1	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

4.2	Form of Indenture and related exhibits. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 25, 2011).

4.3	First Supplemental Indenture, dated as of November 18, 2014, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on November 18, 2014).

4.4	Form of 6.75% Note due 2021 (included as part of Exhibit 4.3).

4.5	Form of 6.75% Note due 2021 (Over-Allotment Note) (Incorporated by reference from the Registrant’s post-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on December 11, 2014).

4.6	Second Supplemental Indenture, dated as of December 14, 2015, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on December 14, 2015).

4.7	Form of 6.75% Note due 2022 (included as part of Exhibit 4.6).

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.11	Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 11, 2011 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 15, 2011)

10.12	Amendment No. 1 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.13	Amendment No. 2 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.14	Amendment No. 3 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.15	Amendment No. 4 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.16	Amendment No. 5 to the Senior Secured Revolving Credit Agreement, dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.17	Amendment No. 7 to the Senior Secured Revolving Credit Agreement, dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2015)

10.18	Senior Secured Term Loan Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.19	Amendment No. 1 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.20	Amendment No. 2 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.21	Amendment No. 3 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.22	Amendment No. 4 to the Senior Secured Term Loan Credit Agreement dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.23	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2015)

10.24	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.25	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.26	THL Credit Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between THL Credit, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

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

THL CREDIT, INC.

Date: March 10, 2016	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Co-Chief Executive Officer

Date: March 10, 2016	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2016	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2016	By:	/S/ CHRISTOPHER J. FLYNN Christopher J. Flynn Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2016	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 10, 2016	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Chairman of the Board of Directors

Date: March 10, 2016	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 10, 2016	By:	/S/ KEITH W. HUGHES Keith W. Hughes Director

Date: March 10, 2016	By:	/S/ DEBORAH MCANENY Deborah McAneny Director

Date: March 10, 2016	By:	/S/ DAVID P. SOUTHWELL David P. Southwell Director

Date: March 10, 2016	By:	/S/ JAMES D. KERN James D. Kern Director