Form 10-Q
period 2016-03-31
THL Credit, Inc.
filed 2016-05-05
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 5, 2016 was 33,260,330.

THL CREDIT, INC.

FORM 10-Q FOR THE THREE MONTHS ENDED March 31, 2016

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2016	December 31, 2015
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $631,372 and $682,065, respectively)	$613,910	$672,333
Controlled investments (cost of $109,398 and $84,773, respectively)	117,574	81,823
Non-controlled, affiliated investments (cost of $7 and $7, respectively)	7	7

Total investments at fair value (cost of $740,777 and $766,845, respectively)	$731,491	$754,163
Cash	5,622	3,850
Interest, dividends, and fees receivable	8,250	7,060
Deferred financing costs	3,050	3,224
Deferred tax assets	1,114	1,118
Due from affiliate	703	686
Other deferred assets	319	375
Receivable for paydown of investments	71	330
Prepaid expenses and other assets	626	485
Deferred offering costs	50	—

Total assets	$751,296	$771,291

Liabilities:
Loans payable	$250,582	$256,749
Notes payable	81,912	81,809
Accrued incentive fees	1,370	4,243
Deferred tax liability	3,900	3,881
Base management fees payable	2,903	2,944
Accrued expenses and other payables	2,587	1,665
Accrued interest and fees	431	485
Other deferred liabilities	311	410
Interest rate derivative	258	206

Total liabilities	344,254	352,392
Commitments and contingencies (Notes 3 and 9)
Net Assets:
Preferred stock, par value $.001 per share, 100,000 preferred shares authorized, no preferred shares issued and outstanding	—	—
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,260 and 33,311 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	33	33
Paid-in capital in excess of par	441,056	441,742
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $3,900 and $3,791, respectively	(13,184)	(16,473)
Net unrealized depreciation on interest rate derivative	(258)	(206)
Accumulated undistributed net realized losses	(29,386)	(14,349)
Accumulated undistributed net investment income	8,781	8,152

Total net assets	407,042	418,899

Total liabilities and net assets	$751,296	$771,291

Net asset value per share	$12.24	$12.58

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2016	2015
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$19,007	$20,909
Other income	291	1,653
From non-controlled, affiliated investments:
Other income	485	596
From controlled investments:
Interest income	333	238
Dividend income	2,418	328
Other income	38	38

Total investment income	22,572	23,762
Expenses:
Interest and fees on borrowings	3,515	3,081
Base management fees	2,903	3,005
Administrator expenses	927	947
Other general and administrative expenses	575	686
Amortization of deferred financing costs	385	426
Professional fees	458	334
Directors’ fees	210	200
Incentive fees	30	2,978

Total expenses	9,003	11,657
Income tax provision, excise and other taxes	171	195

Net investment income	13,398	11,910
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	(5,619)	30
Controlled investments	(10,914)	—

Net realized gain (loss) on investments	(16,533)	30

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(7,729)	1,886
Controlled investments	11,126	1,861

Net change in unrealized (depreciation) appreciation on investments	3,397	3,747

Net realized and unrealized gain (loss) from investments	(13,136)	3,777
(Provision) benefit for taxes on unrealized gain on investments	(107)	173
Interest rate derivative periodic interest payments, net	(102)	(116)
Net change in unrealized appreciation (depreciation) on interest rate derivative	(52)	(182)

Net increase in net assets resulting from operations	$1	$15,562

Net investment income per common share:
Basic and diluted	$0.40	$0.35
Net increase in net assets resulting from operations per common share:
Basic and diluted	$—	$0.46
Dividends declared and paid	$0.34	$0.34
Weighted average shares of common stock outstanding:
Basic and diluted	33,303	33,905

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

(unaudited)

	For the three month ended March 31,
	2016	2015
Increase in net assets from operations:
Net investment income	$13,398	$11,910
Interest rate derivative periodic interest payments, net	(102)	(116)
Net realized (loss) gain on investments	(16,533)	30
Net change in unrealized (depreciation) appreciation on investments	3,397	3,747
Provision (benefit) for taxes on unrealized gain (loss) on investments	(107)	173
Net change in unrealized appreciation (depreciation) on interest rate derivative	(52)	(182)

Net increase in net assets resulting from operations	1	15,562
Distributions to stockholders:
Distributions to stockholders from net investment income	(11,321)	(11,528)

Total distributions to stockholders	(11,321)	(11,528)
Capital share transactions:
Repurchase of common stock	(537)	—

Net decrease in net assets from capital share transactions	(537)	—

Total (decrease) increase in net assets	(11,857)	4,034
Net assets at beginning of period	418,899	443,621

Net assets at end of period	$407,042	$447,655

Common shares outstanding at end of period	33,260	33,905

Capital share activity:
Shares repurchased	(51)	—

Net decrease in capital activity	(51)	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2016	2015
Cash flows from operating activities
Net increase in net assets resulting from operations	$1	$15,562
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (depreciation) appreciation on investments	(3,397)	(3,747)
Net change in unrealized (appreciation) depreciation on interest rate derivative	52	182
Net realized loss on investments	16,533	6
Increase in investments due to PIK	(578)	(591)
Amortization of deferred financing costs	385	426
Accretion of discounts on investments and other fees	(1,022)	(720)
Changes in operating assets and liabilities:
Purchases of investments	(52,838)	(28,248)
Proceeds from sale and paydown of investments	64,072	68,274
Increase in interest, dividends and fees receivable	(1,190)	(1,303)
Decrease in income tax receivable	160	—
Decrease in other deferred assets	56	56
(Increase) decrease in due from affiliate	(17)	324
(Increase) decrease in prepaid expenses and other assets	(150)	95
Decrease in deferred tax asset	4	—
Increase (decrease) in accrued expenses	922	(654)
Decrease in accrued credit facility fees and interest	(54)	(94)
Increase (decrease) in deferred tax liability	19	(173)
(Decrease) increase in base management fees payable	(41)	195
Increase in accrued administrator expenses	—	122
Decrease in other deferred liabilities	(99)	(144)
Decrease in accrued incentive fees payable	(2,873)	(142)

Net cash provided by operating activities	19,945	49,426
Cash flows from financing activities
Repurchase of common stock	(537)	—
Borrowings under credit facility	40,500	20,500
Repayments under credit facility	(46,750)	(53,500)
Distributions paid to stockholders	(11,321)	(11,528)
Financing and offering costs paid	(65)	(35)

Net cash used in financing activities	(18,173)	(44,563)

Net increase in cash	1,772	4,863
Cash, beginning of period	3,850	2,656

Cash, end of period	$5,622	$7,519

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$3,382	$3,003
Income taxes paid	$1	$66
PIK income earned	$625	$594

Non-cash Operating Activities:

On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in a related entity. In connection with the restructuring, the Company recognized a loss in the amount of $6,226.

On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for an equity interest in an affiliated entity valued at $129. In connection with the restructuring, the Company recognized a loss in the amount of $10,914.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2016

(in thousands, except per share data)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —150.83% of net asset value
First lien secured debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,512	$13,322	$12,835
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK)(10)	2/28/2014	2/28/2019	9,799	9,520	7,839
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	9,924	9,788	9,775
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,141	10,034	10,015
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	211	215
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	26,291	24,611	20,244
Constructive Media, LLC	Consumer products	10.5% (LIBOR +10.0%)	11/23/2015	11/23/2020	15,209	14,926	14,926
Copperweld Bimetallics LLC	Industrials	16.0% (12.0% Cash + 4.0% PIK)(10)	12/11/2013	12/11/2018	19,722	19,265	18,539
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,487
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,415	11,246	11,244
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	243	245	242
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,596	20,366	20,699
Hart InterCivic, Inc.	IT services	11.0% (LIBOR + 10.5% Cash)	3/31/2016	3/31/2019	25,600	25,088	25,088
HEALTHCAREfirst, Inc.	Healthcare	13.4%(6)	8/31/2012	8/30/2017	8,877	8,782	8,389
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	22,050	21,823	19,845
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,226	23,897
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	10,112	10,008	10,162
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,840	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(14)	—
LAI International, Inc.	Manufacturing	10.1%(6)	10/22/2014	10/22/2019	17,553	17,260	17,553
LAI International, Inc.(7)	Manufacturing	8.1%(6)	10/22/2014	10/22/2019	4,546	4,546	4,546
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	7,997	7,925	5,998
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,623	3,623	2,717
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,170	3,140	2,378
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	15,000	14,851	14,851
Virtus Pharmaceuticals, LLC	Healthcare	10.8%(6)	7/17/2014	7/17/2019	19,488	19,162	19,293
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,730	8,642	8,817
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,471	9,471	9,565

Subtotal first lien secured debt					$335,732	$329,842	$317,090
Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	$30,201	$29,742	$28,992
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,864	9,900
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,684	22,158
Granicus, Inc	IT services	10.5% (LIBOR + 9.5%)	12/18/2015	12/18/2020	17,000	16,680	16,703
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,284	15,925
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,288	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,413	12,675
Specialty Brands Holdings, LLC	Restaurants	9.8% (8.8% Cash and 1.0% PIK)	7/16/2013	7/16/2018	20,977	20,766	20,348
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,914	10,120
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,605	9,144
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,916	10,670

Subtotal second lien debt					$174,183	$172,156	$168,885
Subordinated debt
A10 Capital, LLC	Financial services	12.0%	8/25/2014	2/25/2021	$8,968	$8,893	$8,901
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	172
Aerogroup International Inc.	Consumer products	10.0% (5.0% Cash and 5.0% PIK)	1/27/2016	3/9/2020	768	768	599
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash and 2.0% PIK)(10)	5/15/2012	11/15/2017	15,272	15,170	15,272
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	14,988	14,988	14,988
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash and 3.5% PIK)(10)	4/30/2012	6/30/2016	9,298	9,224	9,205
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)(10)	3/4/2013	3/4/2019	20,906	20,558	11,498

Subtotal subordinated debt					$70,464	$69,865	$60,635

(continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2016

(in thousands, except per share data)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments (11)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		5,109.53	$17,273	$17,410
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		153.85	1,000	822
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		618,867.92	619	—
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501,159.24	175	—
Constructive Media, LLC	Consumer products		11/23/2015		750,000	750	750
Dimont Acquisition Holdings, LLC(21), (25)	Financial services		3/14/2016		15.627	129	129
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	369
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	249
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,111
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,557
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	3,502
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		176.36	188	215
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	639
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,397

Subtotal equity						$27,448	$35,996
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.8%	9/12/2013		—	$6,584	$5,710
Flagship VII, Ltd.(5)(15)	Structured Products	15.3%	12/18/2013		—	3,390	2,833
Flagship VIII, Ltd.(5)(15)	Structured Products	13.8%	10/3/2014		—	6,515	4,999

Subtotal CLO residual interests						$16,489	$13,542
Investment in payment rights
Duff & Phelps Corporation(9) (15)	Financial services	17.3%	6/1/2012		—	$11,482	$13,317

Subtotal investment in payment rights						$11,482	$13,317
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,846
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,133	1,599

Subtotal investments in funds						$4,090	$4,445

Total non-controlled/non-affiliated investments —150.83% of net asset value						$631,372	$613,910

Controlled investments —28.88% of net asset value
First lien secured debt
OEM Group, LLC(17)(24)	Manufacturing	10.0% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC(17)(24)	Manufacturing	10.0% (LIBOR + 9.5%)	3/16/2016	6/30/2017	4,660	4,660	4,659
Thibaut, Inc(17)	Consumer products	14.0%	6/20/2014	6/19/2019	6,439	6,385	6,439

Subtotal first lien secured debt					$29,802	$29,748	$29,801
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,813
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
OEM Group, Inc.(12)(17)(21)(24)	Manufacturing		3/16/2016		93.51	8,314	8,314
Thibaut, Inc(11) (12) (17) (18) (20)	Consumer products		6/20/2014		4,747	4,709	5,328
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/20/2014		20,639	—	696

Subtotal equity						$26,250	$39,113

(continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2016

(in thousands, except per share data)

(unaudited)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds
THL Credit Logan JV LLC (11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$53,400	$48,660

Subtotal investments in funds						$53,400	$48,660

Total controlled investments						$109,398	$117,574

—28.88% of net asset value
Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC (11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC (11)(16)(21)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$7	$7

Total non-controlled/affiliated investments						$7	$7

—0.00% of net asset value

Total investments						$740,777	$731,491

—179.71% of net asset value

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(258)

Total derivative instruments—0.06% of net asset value					$50,000	$—	$(258)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of March 31, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

See accompanying notes to these consolidated financial statements.

(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of March 31, 2016.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(17)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended March 31, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
(18)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(19)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of March 31, 2016.
(24)	On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc., or OEM. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in a related entity. In connection with the restructuring, the Company recognized a loss in the amount of $6,226. In addition, the Company invested $4,660 in a first lien senior secured revolver in OEM Group, LLC.
(25)	On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for an equity interest valued at $129 in an affiliated entity. In connection with the restructuring, the Company recognized a loss in the amount of $10,914.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2015

(in thousands, except per share data)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—160.50% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	9.8%(6)	9/12/2012	3/29/2019	$29,437	$29,183	$29,436
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,580	13,377	12,629
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,583	2,577	2,583
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,679	1,675	1,696
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash + 5.5% PIK)(10)	2/28/2014	2/28/2019	9,664	9,363	8,408
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	10,000	9,855	9,855
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,196	10,079	10,145
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	210	217
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	21,870	21,339	20,339
Constructive Media, LLC	Consumer products	10.5% (LIBOR+10.0%)	11/23/2015	11/23/2020	15,500	15,196	15,196
Copperweld Bimetallics LLC	Industrials	16.0% (12.0% Cash + 4.0% PIK)(10)	12/11/2013	12/11/2018	19,525	19,026	18,354
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,487
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,496	11,315	11,324
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	244	246	239
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,063	21,794	22,173
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.5% Cash + 1.5% PIK)(10)	7/1/2011	7/1/2016	8,661	8,640	8,661
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	6,000	5,984	6,000
HEALTHCAREfirst, Inc.	Healthcare	13.5%(6)	8/31/2012	8/30/2017	9,016	8,903	8,588
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	22,050	21,797	20,286
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,201	24,144
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	12,025	11,889	12,085
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,836	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(16)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(39)	—
LAI International, Inc.	Manufacturing	10.6%(6)	10/22/2014	10/22/2019	17,553	17,241	17,202
LAI International, Inc.(7)	Manufacturing	9.0%(6)	10/22/2014	10/22/2019	4,546	4,546	4,455
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	7,997	7,913	7,037
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,623	3,623	3,188

(continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,170	3,135	2,790
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	10/7/2010	2/15/2016	29,638	29,638	24,600
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	6/6/2014	2/15/2016	3,158	3,158	2,621
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	19,615	19,263	19,615
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,929	8,833	9,018
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,633	9,633	9,730

Subtotal first lien secured debt					$376,114	$371,348	$360,032
Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,714	28,993
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,233	7,260
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,859	9,859
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,668	22,049
Granicus, Inc	IT services	10.5% (LIBOR + 9.5%)	12/18/2015	12/18/2020	17,000	16,663	16,663
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,273	16,625
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,278	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,400	12,675
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,743	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,911	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,601	9,144
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,910	10,780

Subtotal second lien debt					$181,516	$179,253	$177,086
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$8,968	$8,889	$8,879
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	185
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	15,195	15,078	15,043
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash + 3.5% PIK)(10)	4/30/2012	6/30/2016	9,217	9,137	9,032
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)	3/4/2013	3/4/2019	20,906	20,558	13,589

Subtotal subordinated debt					$71,338	$70,714	$63,516
Equity investments(11)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		5,109.53	$17,178	$17,322
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
AIM Media Texas Operating, LLC(11)(14)(21)	Media, entertainment and leisure		6/21/2012		0.763636	764	727
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/7/2011		511,812	113	657
Airborne Tactical Advantage Company, LLC(20)	Aerospace & defense		9/17/2013		225,000	169	489
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		153.85	1,000	771

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		618,867.92	619	—
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501,159.24	175	—
Constructive Media, LLC	Consumer products		11/23/2015		750,000	750	750
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	310
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	244
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,254
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,625
OEM Group, Inc.(21)(22)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	5,411
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	263
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	109
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	626
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,000

Subtotal equity						$28,176	$39,404
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.8%	9/12/2013		—	6,845	6,205
Flagship VII, Ltd.(5)(15)	Structured Products	15.8%	12/18/2013		—	3,517	3,110
Flagship VIII, Ltd.(5)(15)	Structured Products	13.3%	10/3/2014		—	6,743	5,687

Subtotal CLO residual interests						$17,105	$15,002
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.6%	6/1/2012		—	$11,482	$13,307

Subtotal investment in payment rights						$11,482	$13,307
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,987
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,030	999

Subtotal investments in funds						$3,987	$3,986

Total non-controlled/non-affiliated investments—160.50% of net asset value						$682,065	$672,333

Controlled investments—19.53% of net asset value
First lien secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014	6/19/2019	$6,455	$6,397	$6,455

Subtotal first lien secured debt
					$6,455	$6,397	$6,455
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK(10)	10/20/2014	4/20/2018	$4,556	$4,474	$265

Subtotal subordinated debt					$4,556	$4,474	$265
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,168
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,706	5,227
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	964

Subtotal equity						$24,502	$30,321

(continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$49,400	$44,782

Subtotal investments in funds						$49,400	$44,782

Total controlled investments—19.53% of net asset value						$84,773	$81,823

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$7	$7

Total non-controlled/affiliated investments—0.00% of net asset value						$7	$7

Total investments—180.03% of net asset value						$766,845	$754,163

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(206)

Total derivative instruments—0.05% of net asset value					$50,000	$—	$(206)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2015.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.

(17)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 in which the issuer was a portfolio company that the Company is deemed to control.
(18)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(19)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of December 31, 2015.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2016

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter- company accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial statements to conform to current period presentation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2016.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 10, 2016. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2016 and December 31, 2015.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and public debt offering of Notes. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the credit facilities and Notes, respectively. Capitalized deferred financing costs related to the Term Loan Facility and Notes, as defined in Note 7, Borrowings, are presented against the respective balances outstanding on the Consolidated Statement of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility, as defined in Note 7, Borrowings, are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$313,374	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (14%)
	33,517	Market comparable companies (market approach)	EBITDA Multiple	5.6x - 6.7x (6.1x)
Second lien debt	168,885	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% -13% (13%)
Subordinated debt	60,635	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Equity investments	54,196	Market comparable companies (market approach)	EBITDA Multiple	5.1x - 6.1x (5.6x)
	17,410	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Investment in payment rights	13,317	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	13,542	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	25%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$674,876

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$332,810	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	33,677	Market comparable companies (market approach)	EBITDA Multiple	4.7x - 5.7x (5.2x)
Second lien debt	177,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	49,927	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)
	13,854	Market comparable companies (market approach)	EBITDA Multiple	6.6x - 7.8x (7.1x)
			Revenue Multiple	0.3x - 0.5x (0.4x)
Equity investments	46,992	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.4x (5.9x)
	17,322	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Investment in payment rights	13,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	15,002	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$699,977

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2016, the Company had one loan on non-accrual with an amortized cost basis of $20,558 and fair value of $11,498. As of December 31, 2015, the Company had two loans on non-accrual with an amortized cost basis of $25,032 and fair value of $13,854.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Accumulated PIK balance, beginning of period	$9,302	$7,041
PIK income capitalized/receivable	625	593
PIK received in cash from repayments	(256)	(1,389)
PIK recorded as realized loss through restructuring	(140)	—

Accumulated PIK balance, end of period	$9,531	$6,245

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2016 and 2015.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Dividends, for a summary of the dividends paid. For the three months ended March 31, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax expenses of $92 and $81, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Current income tax provision:
Current income tax (benefit) provision	$(162)	$143

Deferred income tax provision:
Deferred income tax benefit	83	29
(Provision) benefit for taxes on unrealized gain on investments	(107)	173

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2016 and December 31, 2015, $236 and $396, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, $3,900 and $3,881, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2016 and December 31, 2015, $1,114 and $1,118, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) – Amendments to the Consolidation Analysis,” which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a variable interest entity. ASU 2015-2 will be effective for annual reporting periods in fiscal years and interim reporting periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016. The adoption did not have an impact on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” which amends the presentation of debt issuance costs on an entity’s balance sheet. Under ASU 2015-03, an entity would present debt issuance costs as a direct deduction from the carrying value of the associated liability instead of a separate deferred asset. ASU 2015-03 will be effective for annual and interim reporting periods beginning after December 15, 2015. The Company has adopted this standard effective January 1, 2016. The adoption resulted in a change in the presentation and disclosure of deferred financing costs, loans payable and notes payable to the Consolidated Statements of Assets and Liabilities.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),” which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted the ASU during the quarter ended March 31, 2016, which did not have an impact on the Company’s consolidated financial statements other than updating the required disclosures around fair value measurements.

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

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$346,891	$—	$—	$346,891
Second lien debt	168,885	—	—	168,885
Subordinated debt	60,635	—	—	60,635
Equity investments	75,109	3,503	—	71,606
CLO residual interests	13,542	—	—	13,542
Investment in Logan JV(1)	48,660	—	—	—
Investment in payment rights	13,317	—	—	13,317
Investments in funds(1)	4,452	—	—	—

Total investments	$731,491	$3,503	$—	$674,876

Interest rate derivative	(258)	—	(258)	—

Total liability at fair value	$(258)	$—	$(258)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$366,487	$—	$—	$366,487
Second lien debt	177,086	—	—	177,086
Subordinated debt	63,781	—	—	63,781
Equity investments	69,725	5,411	—	64,314
CLO residual interests	15,002	—	—	15,002
Investment in Logan JV(1)	44,782	—	—	—
Investment in payment rights	13,307	—	—	13,307
Investments in funds(1)	3,993	—	—	—

Total investments	$754,163	$5,411	$—	$699,977

Interest rate derivative	(206)	—	(206)	—

Total liability at fair value	$(206)	$—	$(206)	$—

(1)	Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2016:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$148,737	$146,948	36.10%
Financial services	120,220	118,036	29.00%
IT services	81,903	79,215	19.46%
Manufacturing	68,418	68,262	16.77%
Healthcare	61,447	64,316	15.80%
Retail & grocery	37,838	45,019	11.06%
Energy / utilities	46,825	38,777	9.53%
Media, entertainment and leisure	27,685	33,341	8.19%
Business Services	41,719	32,398	7.96%
Industrials	28,489	27,744	6.82%
Food & beverage	20,937	21,954	5.39%
Transportation	19,113	21,222	5.21%
Restaurants	20,957	20,717	5.09%
Structured products	16,489	13,542	3.33%

Total Investments	$740,777	$731,491	179.71%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157,253	$155,744	37.16%
Financial services	126,910	113,712	27.15%
IT services	100,659	99,107	23.66%
Healthcare	61,556	66,891	15.97%
Manufacturing	69,518	63,365	15.13%
Retail & grocery	34,566	44,469	10.62%
Energy / utilities	46,625	41,709	9.96%
Business services	41,757	34,731	8.29%
Industrials	28,163	27,386	6.54%
Food & beverage	22,365	23,423	5.59%
Transportation	19,466	21,588	5.15%
Restaurants	20,934	20,868	4.98%
Media, entertainment and leisure	15,434	20,743	4.95%
Structured products	17,105	15,002	3.58%
Aerospace & defense	4,534	5,425	1.30%

Total Investments	$766,845	$754,163	180.03%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2016:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$260,637	$246,189	60.49%
Southwest	186,028	177,001	43.48%
Midwest	101,213	97,941	24.06%
Southeast	85,014	90,900	22.33%
West	68,492	68,375	16.80%
Northwest	39,393	51,085	12.55%

Total Investments	$740,777	$731,491	179.71%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$258,931	$247,863	59.17%
Southwest	170,078	149,187	35.61%
Midwest	108,568	106,517	25.43%
Southeast	90,720	101,411	24.21%
West	70,070	69,417	16.57%
Northwest	39,294	50,331	12.01%
International	29,184	29,437	7.03%

Total Investments	$766,845	$754,163	180.03%

The following table rolls forward the changes in fair value during the three months ended March 31, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$64,314	$13,307	$15,002	$699,977
Purchases	66,570	—	768	8,537	—	—	75,875
Sales and repayments	(79,584)	(7,334)	(1,800)	(1,631)	—	(616)	(90,965)
Unrealized appreciation (depreciation)(1)	(1,436)	(1,106)	2,178	6,271	10	(844)	5,073
Realized gain/loss	(6,227)	—	(4,474)	(5,983)	—	—	(16,684)
Net amortization of premiums, discounts and fees	749	239	24	10	—	—	1,022
PIK	332	—	158	88	—	—	578

Ending balance, March 31, 2016	$346,891	$168,885	$60,635	$71,606	$13,317	$13,542	$674,876

Net change in unrealized appreciation from investments still held as of the reporting date(1)	$(6,695)	$(1,079)	$(2,031)	$530	$9	$(843)	$(10,109)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$52,707	$13,488	$34,935	$764,091
Purchases	8,809	—	—	810	—	—	9,619
Sales and repayments	(22,067)	(2,824)	(33,092)	—	—	(752)	(58,735)
Unrealized appreciation (depreciation)(1)	976	137	(2,167)	3,385	8	1,009	3,348
Realized loss	(6)	—	—	—	—	—	(6)
Net amortization of premiums, discounts and fees	578	104	31	7	—	—	720
PIK	242	3	297	49	—	—	591

Ending balance, March 31, 2015	$382,323	$165,930	$65,729	$56,958	$13,496	$35,192	$719,628

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$1,113	$137	$(2,168)	$3,386	$8	$1,010	$3,486

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X for the three months ended March 31, 2016 and 2015. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiaries which include C&K Market, Inc., OEM Group, LLC, THL Credit Logan JV, LLC, and Thibaut, Inc., for the three months ended March 31, 2016 and C&K Market, Inc., Dimont & Associates, Inc., THL Credit Logan JV, LLC, and Thibaut, Inc., for the three months ended March 31, 2015.

	For the three months ended March 31,
Income Statement	2016	2015
Net Sales	$79,753	$69,477
Gross Profit	24,695	25,976
Net Income	(376)	(3,331)

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

As of March 31, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$53,400	$146,600
Perspecta Trident LLC	50,000	13,350	36,650

Total Investments	$250,000	$66,750	$183,250

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments

THL Credit, Inc.	$200,000	$49,400	$150,600
Perspecta Trident LLC	50,000	12,350	37,650

Total Investments	$250,000	$61,750	$188,250

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $125,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of March 31, 2016 and December 31, 2015, Logan JV had $113,787 and $108,137 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of March 31, 2016, and December 31, 2015, Logan JV had total investments at fair value of $176,588 and $161,911, respectively. As of March 31, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 90 and 85 different borrowers, respectively. As of March 31, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of March 31, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $209 and $342, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2016 and December 31, 2015:

	As of March 31,	As of December 31,
	2016	2015
First lien secured debt(1)	$165,417	$148,463
Second lien debt(1)	21,168	21,976

Total debt investments	$186,585	$170,439

Weighted average yield on first lien secured loans(2)	6.3%	6.3%
Weighted average yield on second lien loans(2)	9.1%	9.0%
Weighted average yield on all loans(2)	6.7%	6.7%
Number of borrowers in Logan JV	90	85
Largest loan to a single borrower(1)	$5,953	$4,975
Total of five largest loans to borrowers(1)	$25,350	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three months ended March 31, 2016 and 2015, the Company’s share of income from distributions declared related to its Logan JV LLC equity interest was $1,600 and $328, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of March 31, 2016 and December 31, 2015, $2,140 and $1,900, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2016, dividend income earned of $1,600 for the quarter ended March 31, 2016, represented a dividend yield to the Company of 12.6% based upon average equity invested.

Logan JV Loan Portfolio as of March 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,481	$1,494	$1,459
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,990	1,976	1,940
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/05/2014	08/25/2021	1,980	1,983	1,985
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	2,000	1,901	1,910
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	09/04/2015	08/29/2022	2,985	2,968	2,975
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	2,975	2,957	2,766
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,030	1,989	1,939
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,617	4,597	4,594
Avago Technologies Cayman Finance Ltd	High Tech Industries	4.25% (LIBOR +3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,993
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	988	980	665
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	994	734
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	990	862	828
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	924	873	835
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,540	1,455	1,391
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/2014	07/17/2020	1,424	1,407	1,246
CAbi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,203	1,193	1,203
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,953	5,677	5,524
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	4,414	4,378	4,403
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,875	4,856	4,851
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,500	1,431	1,354
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	05/28/2015	10/24/2022	2,978	2,974	2,891
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,966	2,885	2,848
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,843	3,846
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	03/16/2015	12/17/2021	2,469	2,500	2,471
Crowne Group LLC	Automotive	6% (LIBOR +5%)	01/14/2015	09/30/2020	1,481	1,466	1,422
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,975	1,984	1,949
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,343	2,344	2,300
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,985	1,933	1,905
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	3,000	2,876	2,790
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,482	1,457	1,196
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	4,000	3,722	3,803
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	987	929	738
Global Healthcare Exchange LLC	Services: Business	5.5% (LIBOR +4.5%)	08/12/2015	08/15/2022	995	990	993
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,978	2,965	2,963
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	1,951	1,952	1,785

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
GTCR Valor Companies, Inc.	Services: Business	6% (LIBOR +5%)	12/05/2014	05/30/2021	1,972	1,956	1,960
IMG LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,477	1,450	1,479
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,896	1,881	1,896
Insurance Technologies(3)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,045	1,040	998
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	1,000	983	976
KOOSHAREM, LLC	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,965	2,955	2,609
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,803	1,893
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,481	1,377	1,389
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,481	1,339	1,389
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,955	4,955	5,005
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,637	2,652	2,631
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	340	342	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,950	4,909	4,752
Match Group Inc	High Tech Industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	1,481	1,476	1,486
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,478	1,459	1,299
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,620
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,980	2,850	2,790
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,995	1,978	1,832
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,978	2,966	2,978
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	974	961	886
OSG Bulk Ships Inc.	Transportation: Cargo	5.25% (LIBOR +4.25%)	03/08/2016	08/05/2019	2,294	2,043	2,081
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	987	938
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	995	972	983
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	948	945	946
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,946	2,939	2,908
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,469	2,445	2,021
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	02/25/2015	04/25/2022	990	986	994
SCS Holdings Inc	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,963	1,963
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,928	3,829	3,742
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,494	2,471	2,481
SolarWinds Inc	High Tech Industries	6.5% (LIBOR +5.5%)	02/01/2016	02/03/2023	3,000	2,875	2,978
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	1,913	1,849	1,234
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	863	827	854
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,980	1,862	1,304
Travelport Finance Luxembourg Sarl	Services: Business	5.75% (LIBOR +4.75%)	09/04/2015	09/02/2021	2,980	2,994	2,983
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	917	889	872
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,995	1,976	1,992
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	235	221	224
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	988	979	987
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	924	923	876
Western Digital Corp	High Tech Industries	5.5% (LIBOR +4.75%)	03/30/2016	03/16/2023	2,000	1,940	1,979
Zep Inc	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,978	2,984	2,978

Total Senior Secured First Lien Term Loans						$161,977	$157,020

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	867	859	830
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	962	960
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	02/18/2015	03/03/2021	4,000	3,878	3,770
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	986	897
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	496	459
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	1,000	986	952
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	890
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	517
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	989	922
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	477	375
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,719	2,673
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	03/03/2015	02/06/2022	1,500	1,406	1,253
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	02/18/2015	10/08/2021	952	956	946
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	991	935
MRI Software LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	924	789
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	993	955
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	404

Total Second Lien Term Loans						$20,628	$19,568

Total Investments						$182,605	$176,588

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of March 31, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%)7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%)6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

Selected Balance Sheet Information

	As of March 31,	As of December 31,
	2016	2015
Investments at fair value (cost of $182,605 and $167,729, respectively)	$176,588	$161,911
Cash	7,853	7,671
Other assets	2,602	2,091

Total assets	$187,043	$171,673

Loans payable	$113,787	$108,137
Payable for investments purchased	8,697	4,367
Distribution payable	2,675	2,375
Other liabilities	1,059	816

Total liabilities	$126,218	$115,695

Members’ capital	$60,825	$55,978

Total liabilities and members’ capital	$187,043	$171,673

Selected Statement of Operations Information

	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Interest income	$3,190	$732
Fee income	31	—

Total revenues	3,221	732
Credit facility expenses	1,098	277
Other expenses	91	25

Total expenses	1,189	302

Net investment income	2,032	430
Net realized gains	14	—
Net change in unrealized appreciation (depreciation) on investments	(199)	483

Net increase in members’ capital from operations	$1,847	$913

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of March 31, 2016 was $11,482 and $13,317, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11,482 and $13,307, respectively. For the three months ended March 31, 2016 and 2015, the Company recognized interest income totaling $496 and $497, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to collateralized loan obligations (CLO). In addition, the Company’s officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side- by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC staff has granted the Company relief sought in an exemptive application that expands its ability to co-invest in portfolio companies with other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds if a “required majority” (as defined in Section 57(o) of the 1940 Act) or the Company’s independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching by the Company or its stockholders on the part of any person concerned (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the March 31, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of March 31, 2016, all of Greenway’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2016 and 2015, the Company earned $117 and $169, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $170 and $145 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186,500 of capital commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the March 31, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of March 31, 2016, all of Greenway II’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2016 and 2015, the Company earned $368 and $426, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $516 and $448, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2016 and 2015, the Company recognized $56 and $56, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $319 and $375, respectively, was included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2016 and December 31, 2015, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

			As of March 31, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516,400	$6,584	$5,710	$6,845	$6,205
Flagship VII, Ltd.	12.6%	$441,810	3,390	2,833	3,517	3,110
Flagship VIII, Ltd.	25.1%	$470,895	6,515	4,999	6,743	5,687

Total CLO residual interests			$16,489	$13,542	$17,105	$15,002

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

For the three months ended March 31, 2016 and 2015, the Company recognized interest income totaling $621 and $1,144, respectively, related to CLO residual interests.

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

4. Related Party Transactions

Investment Management Agreement

On March 8, 2016, the Company’s investment management agreement was re-approved by its board of directors, including a majority of its directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the three months ended March 31, 2016 and 2015, the Company incurred base management fees of $2,903 and $3,005, respectively. As of March 31, 2016 and December 31, 2015, $2,903 and $2,944, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2016 and 2015, the Company incurred $30 and $2,978, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior quarter was the result of realized and unrealized losses in the portfolio. If the Company had not incurred these realized and unrealized losses for this period, it would have incurred an incentive fee related to ordinary income of $2,686. As of March 31, 2016 and December 31, 2015, $76 and $2,903, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2016 and December 31, 2015, $1,294 and $1,340, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2016 and December 31, 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2016 and 2015, the Company incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three months ended March 31, 2016 and 2015, the Company incurred administrator expenses of $927 and $947, respectively. As of March 31, 2016 and December 31, 2015, $27 and $45, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2016 and December 31, 2015, there were $5 and $36, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2016 and December 31, 2015, the Company owed $27 and $45 of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2016 and December 31, 2015, the Company incurred $18 and $93, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2016 and December 31, 2015, $686 and $593 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
AIM Media Texas Operating, LLC	$(78)	$—
Airborne Tactical Advantage Company, LLC	685	—
Dimont & Associates, Inc. (1)	(10,914)	—
OEM Group, Inc. (2)	(6,226)	—
Other	—	30

Net realized (losses)/gains	$(16,533)	$30

(1)

On March 14, 2016, as part of a further restructuring of the business, the cost basis of the Company’s equity interest totaling $6,569 and subordinated term loan totaling $4,474 was converted to an equity interest in an affiliated entity valued at $129. In connection with the restructuring, the Company recognized a realized loss in the amount of $10,914, which was offset by a $10,777 change in unrealized appreciation.

(2)

On March 17, 2016, as part of a restructuring of the business, the cost basis of the Company’s first lien loans totaling $33,242 was converted to a new first lien senior secured term loan of $18,703 and a controlled equity interest in an affiliated entity valued at $8,313. In connection with the restructuring, the Company recognized a realized loss of $6,226, which was offset by a $5,575 change in unrealized appreciation.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2016	2015
Numerator—net increase in net assets resulting from operations:	$1	$15,562
Denominator—basic and diluted weighted average common shares:	33,303	33,905
Basic and diluted net increase in net assets per common share resulting from operations:	$0.00	$0.46

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding[1]	Weighted Average Interest Rate	Commitments	Borrowings Outstanding[2]	Weighted Average Interest Rate
Revolving Facility	$303,500	$145,901	2.94%	$303,500	$152,151	2.94%
Term Loan Facility	106,500	106,500	3.19%	106,500	106,500	3.19%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%
2022 Notes	35,000	35,000	6.75%	35,000	35,000	6.75%

Total	$495,000	$337,401	3.98%	$495,000	$343,651	3.96%

[1]

As of March 31, 2016, excludes deferred financing costs of $1,819 for the Term Loan Facility, $1,709 for the 2021 Notes and $1,379 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

[2]

As of December 31, 2015, excludes deferred financing costs of $1,902 for the Term Loan Facility, $1,785 for the 2021 Notes and $1,406 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2016, the Company borrowed $40,500 and repaid $46,750 under the Facilities. For the three months ended March 31, 2015, the Company borrowed $20,500 and repaid $53,500 under the Facilities.

As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,094 and $2,237, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2016 and 2015. Amortization of deferred financing costs of $258 and $351, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company had $3,050 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,819 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, the Company had $3,224 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,902 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of March 31, 2016 was in excess of 200%.

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

In December 2015, the Company completed a public offering of $35,000 in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”.

The 2021 Notes and the 2022 Notes are referred to collectively as the Notes.

As of March 31, 2016, the carrying amount and fair value of our Notes was $85,000 and $84,210, respectively. As of December 31, 2015, the carrying amount and fair value of Company’s Notes was $85,000 and $84,716, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $3,565 of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2016 and 2015, the Company amortized approximately $127 and $75 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, the Company had $3,088 and $3,190, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ending March 31, 2016 and 2015, the Company incurred interest expense on the Notes of $1,421 and $844, respectively.

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

The Company recognized a realized loss for three months ended March 31, 2016 and 2015 of $102 and $116, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2016 and 2015, the Company recognized ($52) and ($182), respectively, of net change in unrealized depreciation from the swap agreement, which is reflected in net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, the Company’s fair value of its swap agreement is ($258) and ($206), respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

9. Commitments and Contingencies and Off-Balance Sheet Arrangements

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

As of March 31, 2016 and December 31, 2015, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2016	December 31, 2015
Unfunded delayed draw facilities	$218	$3,371
Unfunded revolving commitments	6,818	4,478
Unfunded commitments to investments in funds	991	1,036

Total unfunded commitments	$8,027	$8,885

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2016 distributions as of March 31, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2016 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

11. Financial Highlights

	For the three months ended March 31,
	2016	2015
Per Share Data:
Net asset value, beginning of period	$12.58	$13.08
Net investment income, after taxes(1)	0.40	0.35
Net change in unrealized appreciation on investments(1)	0.10	0.11
Benefit for taxes on unrealized gain on investments(1)	—	0.01
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	—	(0.01)
Net realized (loss) gains on investments(1)(2)	(0.50)

Net increase in net assets resulting from operations	—	0.46
Distributions to stockholders from net investment income	(0.34)	(0.34)

Net asset value, end of period	$12.24	$13.20

Per share market value at end of period	$10.83	$12.29
Total return(3)(4)	4.39%	7.40%
Shares outstanding at end of period	33,260	33,905
Ratio/Supplemental Data:
Net assets at end of period	$407,042	$447,655
Ratio of total expenses to average net assets(5)(6)	8.86%	10.64%
Ratio of net investment income to average net assets	13.10%	10.93%
Portfolio turnover	7.11%	3.69%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended March 31, 2016, the ratio components included 0.05% of incentive fee, 2.82% of base management fee, 3.79% of the cost of borrowing, 2.11% of other operating expenses, and 0.09% of the impact of all taxes. For the three months ended March 31, 2015, the ratio components included 2.73% of base management fee, 2.73% of incentive fee, 3.19% of the cost of borrowing, 1.97% of other operating expenses, and 0.02% of the impact of all taxes.

12. Stock Repurchase Program

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2016 and 2015:

	For the three months ended March 31,
	2016	2015
Dollar amount repurchased	$537	—
Shares repurchased	51	—
Average price per share (including commission)	$10.62	—
Weighted average discount to net asset value	15.71%	—

13. Subsequent Events

In April, the Company sold 264,068 common equity shares of Surgery Center Holdings, Inc. for net proceeds of $3,655, including commissions, all of which will be recognized as a realized gain.

On May 3, 2016, the Company received proceeds of $22,251 from the repayment of its second lien investment in Connecture, Inc., which included a prepayment premium and termination fee totaling $420.

On May 3, 2016, the Company’s board of directors declared a dividend of $0.34 per share payable on June 30, 2016 to stockholders of record at the date of business on June 15, 2016.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)	Amount of interest or fees credited in income(2)	Fair Value at December 31, 2015	Gross Additions(3)	Gross Reductions(4)	Fair Value at March 31, 2016
Control Investments
C&K Market, Inc.(5)
1,992,365 shares of common stock	$855	$14,168	$645	$—	$14,813
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Dimont & Associates, Inc.(6)
Subordinated term loan 11.0% PIK due 4/16/2018	—	265	4,208	(4,473)	—
50,004 shares of common stock	—	—	6,569	(6,569)	—
OEM Group, LLC(7)
Senior secured term loan LIBOR+9.5% cash due 2/15/2019	77	—	18,703	—	18,703
Senior secured revolving term loan LIBOR+9.5% cash due 6/30/2017	19	—	4,659	—	4,659
93.51 shares of common stock	—	—	8,314	—	8,314
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	230	6,455	4	(20)	6,439
4,747 shares of series A preferred stock	6	5,227	101	—	5,328
20,639 shares of common stock	—	964	—	(268)	696
THL Credit Logan JV LLC(8)
80% economic interest	1,600	44,782	4,000	(122)	48,660

Total Control Investments	$2,787	$81,823	$47,203	$(11,452)	$117,574

Affiliate Investments
THL Credit Greenway Fund LLC(9)
Investment in fund	117	3	—	—	3
THL Credit Greenway Fund II LLC(9)
Investment in fund	368	4	—	—	4

Total Affiliate Investments	$485	$7	$—	$—	$7

Total Control and Affiliate Investments	$3,272	$81,830	$47,203	$(11,452)	$117,581

(1)	The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2015 and March 31, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.
(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.
(5)	C&K Market, Inc., or C&K, filed for bankruptcy in November 2013. On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity.
(6)	On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for a non-controlling equity interest in a related entity valued at $129.
(7)	On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in an affiliated entity.
(8)	Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.
(9)	Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2016, we, together with our credit-focused affiliates, collectively had $6,702 million of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or THL Credit Senior Loan Strategies LLC, a consolidated subsidiary of the Advisor.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,739 million in aggregate commitments into 85 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $996 million from paydowns and sales of these investments. The Company alone has received $812 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2016, we had $731.5 million of portfolio investments (at fair value), which represents a $22.7 million, or 3.0% decrease from the $754.2 million (at fair value) as of December 31, 2015. Our portfolio consisted of 52 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2016, compared to 55 portfolio investments, including Greenway and Greenway II, as of December 31, 2015.

At March 31, 2016, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment or an investment in a fund (including restructured investments where we converted debt to equity and Logan JV), at amortized cost and fair value was approximately $15.5 million and $15.2 million, respectively and our largest portfolio company investment by cost was approximately $31.7 million and by fair value was $31.7 million. At December 31, 2015, our average portfolio company investment at both amortized cost and fair value was approximately $15.5 million and $15.1 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $32.8 million and $29.8 million, respectively.

At March 31, 2016, based upon fair value, 82.9% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 17.1% bore interest at fixed rates. At December 31, 2015, 78.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 21.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2016	December 31, 2015
First lien secured debt	11.0%	11.5%
Second lien debt	10.8%	11.0%
Subordinated debt(1)	9.3%	8.7%
Investments in payment rights(2)	17.3%	17.6%
CLO residual interests(2)	14.9%	14.8%
Income-producing equity securities	11.4%	11.4%

Debt and income-producing investments(3)	11.0%	11.2%
Debt investments	10.7%	11.0%
Logan JV(4)	12.6%	12.8%
Debt and income-producing investments including	11.1%	11.3%
Logan JV(4)

(1)	Includes the impact of all loans on non-accrual status.
(2)	Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows.
(3)	Excludes yield on the Logan JV.
(4)	As of March 31, 2016 and December 31, 2015, dividend income earned of $1.6 million and $1.5 million of the three months ended March 31, 2016 and December 31, 2015, respectively, represented a yield to us of 12.6% and 12.8%, respectively, based on average equity invested.

As of March 31, 2016 and December 31, 2015, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $19 million and $16 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2016 and December 31, 2015, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

As of March 31, 2016, excluding nominal investments made in Greenway and Greenway II, 84.0% of our portfolio investments are in sponsored investments and 16.0% of our portfolio investments are in unsponsored investments. As of March 31, 2016, we have closed portfolio investments with 50 different sponsors since inception.

As of December 31, 2015, excluding nominal investments made in Greenway and Greenway II, 79.2% of our portfolio investments are in sponsored investments and 20.8% of our portfolio investments are in unsponsored investments. As of December 31, 2015, we have closed portfolio investments with 49 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$359.5	48.6%	$346.9	47.3%
Second lien debt	172.2	23.2%	168.9	23.1%
Equity investments	53.7	7.2%	75.1	10.3%
Subordinated debt	69.9	9.4%	60.6	8.3%
Investment in Logan JV	53.4	7.2%	48.7	6.7%
CLO residual interests	16.5	2.2%	13.5	1.9%
Investment in payment rights	11.5	1.6%	13.3	1.8%
Investments in funds	4.1	0.6%	4.5	0.6%

Total investments	$740.8	100.0%	$731.5	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which is now Level 1, and investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASC 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$377.6	49.3%	$366.5	48.6%
Second lien debt	179.3	23.4%	177.1	23.5%
Equity investments	52.7	6.9%	69.7	9.2%
Subordinated debt	75.2	9.8%	63.8	8.5%
Investment in Logan JV	49.4	6.4%	44.8	5.9%
CLO residual interests	17.1	2.2%	15.0	2.0%
Investment in payment rights	11.5	1.5%	13.3	1.8%
Investments in funds	4.0	0.5%	4.0	0.5%

Total investments	$766.8	100.0%	$754.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which is now Level 1, and investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASC 2015-07. These assets are valued at net asset value.

We expect the percent of first lien senior secured loans to increase as a percent of total investments as we are repaid or liquidate our second lien debt, subordinated debt, CLO residual interests and other equity holdings over time and redeploy these proceeds.

The following is a summary of the industry classification in which the Company invests as of March 31, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$148.8	$147.0	36.10%
Financial services	120.3	118.1	29.00%
IT services	81.9	79.2	19.46%
Manufacturing	68.4	68.3	16.77%
Healthcare	61.4	64.3	15.80%
Retail & grocery	37.8	45.0	11.06%
Energy / utilities	46.8	38.8	9.53%
Media, entertainment and leisure	27.7	33.3	8.19%
Business Services	41.7	32.4	7.96%
Industrials	28.5	27.7	6.82%
Food & beverage	20.9	22.0	5.39%
Transportation	19.1	21.2	5.21%
Restaurants	21.0	20.7	5.09%
Structured products	16.5	13.5	3.33%

Total Investments	$740.8	$731.5	179.71%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157.3	$155.8	37.16%
Financial services	126.8	113.7	27.15%
IT services	100.7	99.1	23.66%
Healthcare	61.6	66.9	15.97%
Manufacturing	69.4	63.4	15.13%
Retail & grocery	34.6	44.5	10.62%
Energy / utilities	46.6	41.7	9.96%
Business services	41.8	34.7	8.29%
Industrials	28.2	27.4	6.54%
Food & beverage	22.4	23.4	5.59%
Transportation	19.5	21.6	5.15%
Restaurants	20.9	20.9	4.98%
Media, entertainment and leisure	15.4	20.7	4.95%
Structured products	17.1	15.0	3.58%
Aerospace & defense	4.5	5.4	1.30%

Total Investments	$766.8	$754.2	180.03%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2016 and 2015 (in millions).

	Three months ended March 31,
	2016	2015

New portfolio investments	$39.9	$—
Existing portfolio investments:
Follow-on investments	12.9	15.5
Delayed draw and revolver investments	—	2.3

Total existing portfolio investments	12.9	17.8

Total portfolio investment activity	$52.8	$17.8

Number of new portfolio investments	2	—
Number of existing portfolio investments	6	5
First lien secured debt	$47.8	$8.8
Investment in Logan JV	4.0	8.0
Subordinated debt	0.8	—
Equity investments	0.1	0.8
Investments in funds	0.1	0.2

Total portfolio investments	$52.8	$17.8

Weighted average yield of new debt investments	10.6%	10.6%
Weighted average yield, including all new income-producing investments	10.6%	10.6%

For the three months ended March 31, 2016 and 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $64.1 million and $59.0 million, respectively.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;

•

Repayment of a first lien senior secured term loan and revolving loan in Hart Intercivic, Inc at par, which resulted in proceeds of $14.7 million. A new investment of $25.6 million was made in the first lien senior secured term loan in connection with a refinancing of the business;

•	Repayment of a second lien term loan in Allen Edmonds Corporation at par, which resulted in proceeds of $7.3 million;

•

Repayment of a first lien senior secured term loan at par and sale of our equity investment in Airborne Tactical Advantage Company, LLC, which resulted in proceeds of $5.2 million. These proceeds included a realized gain of $0.7 million and a $0.2 million escrow related to the sale of the business, and

•	Sale of an equity position in AIM Media Texas Operating, LLC, which resulted in proceeds of $0.7 million.

For the three months ended March 31, 2015

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $2.8 million and included a nominal realized gain;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million; and

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.3% (based on cash principal invested of $682.8 million and total proceeds from these exited investments of $834.4 million). 94% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Logan JV is capitalized with equity contributions which are generally called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of us, coupled with that of Perspecta, and we may withhold such authorization for any reason in our sole discretion. As of March 31, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$53.4	$146.6
Perspecta Trident LLC	50.0	13.4	36.6

Total Investments	$250.0	$66.8	$183.2

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$49.4	$150.6
Perspecta Trident LLC	50.0	12.4	37.6

Total Investments	$250.0	$61.8	$188.2

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $125.0 million. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of March 31, 2016 and December 31, 2015, Logan JV had $113.8 million and $108.1 million of outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%.

As of March 31, 2016 and December 31, 2015, Logan JV had total investments at fair value of $176.6 million and $161.9 million, respectively. As of March 31, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 90 and 85 different borrowers, respectively. As of March 31, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of March 31, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.2 million and $0.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2016	2015
First lien secured debt(1)	$165,417	$148,463
Second lien debt(1)	21,168	21,976

Total debt investments	$186,585	$170,439

Weighted average yield on first lien secured loans(2)	6.3%	6.3%
Weighted average yield on second lien loans(2)	9.1%	9.0%
Weighted average yield on all loans(2)	6.7%	6.7%
Number of borrowers in Logan JV	90	85
Largest loan to a single borrower(1)	$5,953	$4,975
Total of five largest loans to borrowers(1)	$25,350	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three months ended March 31, 2016 and 2015, our share of income from distributions declared related to our Logan JV LLC equity interest was $1.6 million and $0.3 million, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of March 31, 2016 and December 31, 2015, $2.1 million and $1.9 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2016, dividend income earned of $1.6 million for the quarter ended March 31, 2016, represented a dividend yield to the Company of 12.6% based upon average equity invested.

Logan JV Loan Portfolio as of March 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,481	$1,494	$1,459
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,990	1,976	1,940
Albertson’s Holdings LLC	Retail	5.5% (LIBOR +4.5%)	12/05/2014	08/25/2021	1,980	1,983	1,985
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	2,000	1,901	1,910
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	09/04/2015	08/29/2022	2,985	2,968	2,975
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	2,975	2,957	2,766
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,030	1,989	1,939
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,617	4,597	4,594
Avago Technologies Cayman Finance Ltd	High Tech Industries	4.25% (LIBOR +3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,993
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	988	980	665
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	994	734
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	990	862	828
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	924	873	835
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,540	1,455	1,391
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/2014	07/17/2020	1,424	1,407	1,246
CAbi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,203	1,193	1,203
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,953	5,677	5,524
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	7% (LIBOR +6%)	12/15/2014	03/31/2020	4,414	4,378	4,403
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,875	4,856	4,851
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,500	1,431	1,354
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	05/28/2015	10/24/2022	2,978	2,974	2,891
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,966	2,885	2,848
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,843	3,846
Creative Artists	Media: Diversified & Production	5.5% (LIBOR +4.5%)	03/16/2015	12/17/2021	2,469	2,500	2,471
Crowne Group LLC	Automotive	6% (LIBOR +5%)	01/14/2015	09/30/2020	1,481	1,466	1,422
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,975	1,984	1,949
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,343	2,344	2,300
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,985	1,933	1,905
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	3,000	2,876	2,790
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,482	1,457	1,196
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	4,000	3,722	3,803
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	987	929	738
Global Healthcare Exchange LLC	Services: Business	5.5% (LIBOR +4.5%)	08/12/2015	08/15/2022	995	990	993
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,978	2,965	2,963
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	1,951	1,952	1,785

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
GTCR Valor Companies, Inc. (Cision Vocus) (Project Volcano)	Services: Business	6% (LIBOR +5%)	12/05/2014	05/30/2021	1,972	1,956	1,960
IMG LLC/William Morris Endeavor Entertainment, LLC (AKA: WME Entertainment / IRIS Merger Sub)	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,477	1,450	1,479
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,896	1,881	1,896
Insurance Technologies(3)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,045	1,040	998
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	1,000	983	976
KOOSHAREM, LLC (Select Staffing)	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,965	2,955	2,609
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,803	1,893
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,481	1,377	1,389
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,481	1,339	1,389
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,955	4,955	5,005
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,637	2,652	2,631
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	340	342	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,950	4,909	4,752
Match Group Inc	High Tech Industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	1,481	1,476	1,486
MediArena Acquisition B.V. (fka: AP NMT Acquisition B.V./Endemol Holding)	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,478	1,459	1,299
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,620
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,980	2,850	2,790
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,995	1,978	1,832
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,978	2,966	2,978
Novitex Acquisition, LLC (Pitney Bowes)	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	974	961	886
OSG Bulk Ships Inc. (Overseas Shipholding)	Transportation: Cargo	5.25% (LIBOR +4.25%)	03/08/2016	08/05/2019	2,294	2,043	2,081
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	987	938
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	995	972	983
Pre-Paid Legal Services, Inc (Legalshield)	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	948	945	946
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,946	2,939	2,908
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,469	2,445	2,021
Riverbed Technology, Inc.	High Tech Industries	6% (LIBOR +5%)	02/25/2015	04/25/2022	990	986	994
SCS Holdings Inc (Sirius Computer Solutions)	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,963	1,963
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,928	3,829	3,742
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,494	2,471	2,481
SolarWinds Inc	High Tech Industries	6.5% (LIBOR +5.5%)	02/01/2016	02/03/2023	3,000	2,875	2,978
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	1,913	1,849	1,234
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	863	827	854
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,980	1,862	1,304
Travelport Finance Luxembourg Sarl	Services: Business	5.75% (LIBOR +4.75%)	09/04/2015	09/02/2021	2,980	2,994	2,983
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	917	889	872
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,995	1,976	1,992
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	235	221	224
Varsity Brands (Hercules Achievement)	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	988	979	987
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	924	923	876
Western Digital Corp	High Tech Industries	5.5% (LIBOR +4.75%)	03/30/2016	03/16/2023	2,000	1,940	1,979
Zep Inc (N M Z Merger Sub Inc.)	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,978	2,984	2,978

Total Senior Secured First Lien Term Loans						$161,977	$157,020

Type of Investment/Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
ABG Intermediate Holdings 2 LLC (Authentic Brands)	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	867	859	830
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	962	960
Asurion Delivery and Installation Services, Inc. (FKA: Asurion, LLC)	Telecommunications	8.5% (LIBOR +7.5%)	02/18/2015	03/03/2021	4,000	3,878	3,770
Cirque Du Soleil (CDS US Intermediate Holdings Inc)	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	986	897
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	496	459
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	1,000	986	952
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	890
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	517
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	989	922
Gruden Acquisition Inc. (Quality Distribution LLC)	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	477	375
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,719	2,673
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	03/03/2015	02/06/2022	1,500	1,406	1,253
Learfield Communications, Inc.	Media: Broadcasting & Subscription	8.75% (LIBOR +7.75%)	02/18/2015	10/08/2021	952	956	946
Linxens France SA (Lully Finance)	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	991	935
MRI SOFTWARE LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	924	789
Royal Adhesives and Sealants LLC/Adco Global Inc. (Royal Adco)	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	993	955
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	404

Total Second Lien Term Loans						$20,628	$19,568

Total Investments						$182,605	$176,588

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of March 31, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $0.1 million, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

Selected Balance Sheet Information

(amounts in thousands)	As of March 31,	As of December 31,
	2016	2015
Investments at fair value (cost of $182,605 and $167,729, respectively)	$176,588	$161,911
Cash	7,853	7,671
Other assets	2,602	2,091

Total assets	$187,043	$171,673

Loans payable	$113,787	$108,137
Payable for investments purchased	8,697	4,367
Distribution payable	2,675	2,375
Other liabilities	1,059	816

Total liabilities	$126,218	$115,695

Members’ capital	$60,825	$55,978

Total liabilities and members’ capital	$187,043	$171,673

Selected Statement of Operations Information

(amounts in thousands)	For the three months ended March 31, 2016	For the three months ended March 31, 2015
Interest income	$3,190	$732
Fee income	31	—

Total revenues	3,221	732
Credit facility expenses	1,098	277
Other expenses	91	25

Total expenses	1,189	302

Net investment income	2,032	430
Net realized gains	14	—
Net change in unrealized appreciation (depreciation) on investments	(199)	483

Net increase in members’ capital from operations	$1,847	$913

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds and to CLOs. In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway has $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of March 31, 2016, all of Greenway’s committed capital has been fully called. Our nominal investment in Greenway is reflected in the March 31, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of March 31, 2016, distributions representing 111.5% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through March 31, 2016 totaled $167.3 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended March 31, 2016 and 2015, we earned $0.1 million and $0.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $0.2 million and $0.1 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $186.5 million of commitments primarily from institutional investors. As of March 31, 2016, all of Greenway II’s committed capital has been fully called. Our capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the March 31, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by us. As of March 31, 2016, distributions representing 40.8% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through March 31, 2016 totaled $76.2 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2016 and 2015, we earned $0.4 million and $0.4 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $0.5 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, $0.3 million and $0.4 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invests in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2016 and December 31, 2015, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

			As of March 31, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516.4	$6.6	$5.7	$6.8	$6.2
Flagship VII, Ltd.	12.6%	$441.8	3.4	2.8	3.5	3.1
Flagship VIII, Ltd.	25.1%	$470.9	6.5	5.0	6.8	5.7

Total CLO residual interests			$16.5	$13.5	$17.1	$15.0

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

For the three months ended March 31, 2016 and 2015, we recognized interest income totaling $0.6 million and $1.1 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of March 31, 2016 was $11.5 million and $13.3 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11.5 million and $13.3 million, respectively. For the three months ended March 31, 2016 and 2015, the Company recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.10 and 2.13 at March 31, 2016 and December 31, 2015, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016		December 31, 2015
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$112.0	15.3%	$137.6	18.2%
2(b)	435.9	59.6%	417.4	55.4%
3(c)	172.1	23.5%	185.3	24.6%
4(d)	—	—	13.6	1.8%
5(e)	11.5	1.6%	0.3	—

Total	$731.5	100.0%	$754.2	100.0%

(a)	As of March 31, 2016 and December 31, 2015, Investment Score “1” included $20.7 million and $26.5 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2016 and December 31, 2015, Investment Score “2” included $120.8 million and $122.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2016 and December 31, 2015, Investment Score “3” included $60.7 million and $48.4 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2016 and December 31, 2015, Investment Score “4” included no loans to companies in which we also hold equity securities.
(d)	As of March 31, 2016 and December 31, 2015, Investment Score “5” included $0.0 million and $0.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2016, we had one loan on non-accrual with an amortized cost basis of $20.6 million and fair value of $11.5 million. As of December 31, 2015, we had two loans on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

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

The following shows the breakdown of investment income for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Interest income on debt securities
Cash interest	$16.0	$17.8
PIK interest	0.6	0.5
Prepayment premiums	—	0.2
Net accretion of discounts and other fees	1.0	0.7

Total interest on debt securities	17.6	19.2
Dividend income	2.4	0.3
Interest income on other income-producing securities	1.8	2.0
Fees related to Greenway and Greenway II	0.5	0.6
Other income	0.3	1.7

Total	$22.6	$23.8

The decrease in investment income from the prior period was due primarily to lower other income related to fees on certain portfolio investments. Interest income on both debt and other income securities was lower primarily due to the recycling of proceeds from prepayments and sales of debt investments into the Logan JV and the impact of an additional non-accrual investment in late 2015. This decrease was offset by an increase in dividend income related to the Logan JV.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Accumulated PIK balance, beginning of period	$9.3	$7.0
PIK income capitalized/receivable	0.6	0.6
PIK received in cash from repayments	(0.3)	(1.4)
PIK recorded as realized loss through restructuring	(0.1)	—

Accumulated PIK balance, end of period	$9.5	$6.2

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2016 and 2015.

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

The following shows the breakdown of expenses for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Expenses
Interest and fees on Borrowings(a)	$3.9	$3.5
Incentive fees(b)	0.0	3.0
Base management fees	2.9	3.0
Other expenses	1.3	1.3
Administrator expenses	0.9	0.9

Total expenses before taxes	9.0	11.7
Income tax provision, excise and other taxes(c)	0.2	0.2

Total expenses after taxes	$9.2	$11.9

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes.
(b)	For the three months ended March 31, 2016, the ordinary incentive fee expense of $2.7 million was reduced to $0.0 million as a result of realized and unrealized losses in the portfolio.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses during the respective periods was due primarily to lower incentive fees as a result of net realized and unrealized losses in the portfolio. This decrease was offset by an increase in interest and fees on borrowings.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $13.4 million, or $0.40 per common share based on a weighted average of 33,303,242 common shares outstanding for the three months ended March 31, 2016, as compared to $11.9 million, or $0.35 per common share based on a weighted average of 33,905,202 common shares outstanding for the three months ended March 31, 2015.

The increase in net investment income during the respective periods is primarily attributable to the lower incentive fees as a result of net realized and unrealized losses in the portfolio and the increase in dividend income related to the Logan JV. This was partially offset by a decrease in cash interest on debt investments, other income related to fees earned on certain portfolio investments and an increase in interest and fees on borrowings.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three months ended March 31, 2016 and 2015 (in millions):

	For the three months ended March 31,
	2016	2015
AIM Media Texas Operating, LLC	$(0.1)	$—
Airborne Tactical Advantage Company, LLC	0.7	—
Dimont & Associates, Inc.(1)	(10.9)	—
OEM Group, Inc.(2)	(6.2)	—
Other	—	—

Net realized (losses)/gains	$(16.5)	$—

(1)	On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.
(2)	On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31,
	2016	2015
Gross unrealized appreciation on investments	$2.9	$9.5
Gross unrealized depreciation on investments	(14.7)	(5.7)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	15.2	(0.1)

Total	$3.4	$3.7

The net change in unrealized appreciation on our investments for the three months ended March 31, 2016 was driven primarily by an increase in unrealized appreciation on our investments in Dimont & Associates, Inc. and OEM Group, Inc. of approximately $16.4 million, which was a reversal of prior period unrealized depreciation, as the result of recognizing $17.1 million in realized losses as part of the restructuring of both businesses. This increase was offset by changes in the capital market conditions and the financial performance of certain portfolio companies, including one portfolio company whose loan is on non-accrual status as of March 31, 2016. The net change in unrealized appreciation on our investments for the three months ended March 31, 2015 was driven primarily by an increase in unrealized appreciation as a result of changes in capital market conditions and the financial performance of certain portfolio companies.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2016 and 2015, the Company recognized a (provision) benefit for tax on unrealized gains on investments of ($0.1) million and $0.2 million for consolidated subsidiaries, respectively. As of March 31, 2016 and December 31, 2015, $3.9 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended March 31, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled ($0.1) million and ($0.2) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended March 31, 2016 and 2015, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $0.0 million, or $0.00 per common share based on a weighted average of 33,303,242 common shares for the three months ended March 31, 2016, as compared to $15.6 million, or $0.46 per common share based on a weighted average of 33,905,202 common shares for the three months ended March 31, 2015.

The decrease in net assets resulting from operations between the respective periods is due primarily to realized and unrealized losses in the portfolio.

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

We borrowed $40.5 million under our Revolving Facility for the three months ended March 31, 2016 and repaid $46.8 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $20.5 million under our Revolving Facility for the three months ended March 31, 2015 and repaid $53.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $19.9 million and $49.4 million for the three months ended March 31, 2016 and 2015, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2016, our financing activities used $6.3 million to repay borrowings on our facility, $11.3 million for distributions to stockholders, and $0.5 million to repurchase common stock. For the three months ended March 31, 2015, our financing activities used $33.0 million to repay borrowings and $11.5 million for distributions to stockholders.

As of March 31, 2016 and December 31, 2015, we had cash of $5.6 million and $3.9 million, respectively. We had no cash equivalents as of March 31, 2016 and December 31, 2015.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2016 and December 31, 2015 (in millions):

	As of
	March 31, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding[1]	Weighted Average Interest Rate	Commitments	Borrowings Outstanding[2]	Weighted Average Interest Rate
Revolving Facility	$303.5	$145.9	2.94%	$303.5	$152.2	2.94%
Term Loan Facility	106.5	106.5	3.19%	106.5	106.5	3.19%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%
2022 Notes	35.0	35.0	6.75%	35.0	35.0	6.75%

Total	$495.0	$337.4	3.98%	$495.0	$343.7	3.96%

[1]

As of March 31, 2016, excludes deferred financing costs of $1.8 million for the Term Loan Facility, $1.7 million for the 2021 Notes and $1.4 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

[2]

As of December 31, 2015, excludes deferred financing costs of $1.9 million for the Term Loan Facility, $1.8 million for the 2021 Notes and $1.4 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

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

For the three months ended March 31, 2016, we borrowed $40.5 million and repaid $46.8 million under the Facilities. For the three months ended March 31, 2015, we borrowed $20.5 million and repaid $53.5 million under the Facilities.

As of March 31, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $2.3 million, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2016 and 2015.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of March 31, 2016 was in excess of 200%. Amortization of deferred financing costs of $0.3 million and $0.4 million, respectively, were incurred in connection with the facilities for the three months ended March 31, 2016 and 2015. As of March 31, 2016, we had $3.1 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.8 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, we had $3.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.9 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2016, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2016, the carrying amount and fair value of our 2021 and 2022 Notes was $85.0 million and $84.2 million, respectively. As of December 31, 2015, the carrying value and fair value of our 2021 and 2022 Notes was $85.0 million and $84.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $3.6 million of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2016 and 2015, we amortized approximately $0.1 million and $0.1 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, we had approximately $3.1 million and $3.2 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ending March 31, 2016 and 2015, we incurred interest expense on the Notes of approximately $1.4 million and $0.8 million, respectively.

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

For the three months ended March 31, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2016 and 2015, we recognized ($0.1) million and ($0.2) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is reflected in net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2016 and December 31, 2015, the fair value of our swap agreement is ($0.3) million and $(0.2) million, respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

Commitments and Contingencies and Off-Balance Sheet Arrangements

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

As of March 31, 2016 and December 31, 2015, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2016	December 31, 2015
Unfunded delayed draw facilities	$0.2	$3.4
Unfunded revolving commitments	6.8	4.5
Unfunded commitments to investments in funds	1.0	1.0

Total unfunded commitments	$8.0	$8.9

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2016 distributions as of March 31, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2016 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of March 31, 2016 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Term Loan Facility	$106.5	—	—	—	$106.5
Notes Payable	$85.0	—	—	—	$85.0

(1)	Excludes $8.0 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2015 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
Term Loan Facility	$106.5	—	—	—	$106.5
Notes Payable	$85.0	—	—	—	$85.0

(1)	Excludes $8.9 million in commitments to extend credit to our portfolio companies.

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2016 and 2015 (in millions):

	For the three months ended March 31,
	2016	2015
Dollar amount repurchased	$0.5	—
Shares repurchased	0.1	—
Average price per share (including commission)	$10.62	—
Weighted average discount to net asset value	15.71%	—

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

For the three months ended March 31, 2016 and 2015, we incurred base management fees payable to the Advisor of $2.9 million and $3.0 million, respectively. As of March 31, 2016 and December 31, 2015, $2.9 million and $2.9 million, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2016 and 2015, we incurred $0.03 million and $3.0 million, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior quarter was the result of realized and unrealized losses in the portfolio. If we had not incurred these realized and unrealized losses for this period, we would have incurred an incentive fee related to ordinary income of $2.7 million. As of March 31, 2016 and December 31, 2015, $0.1 million and $2.9 million, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2016 and December 31, 2015, $1.3 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There were no capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2016 and December 31, 2015.

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

For the three months ended March 31, 2016 and 2015, we incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three months ended March 31, 2016 and 2015, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. As of March 31, 2016 and December 31, 2015, $0.03 million and $0.05 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2016 and December 31, 2015, there was $0.00 million and $0.04 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2016 and December 31, 2015, we owed $0.03 million and $0.05 million of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2016 and December 31, 2015, we incurred $0.02 and $0.1 million of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of March 31, 2016 and December 31, 2015, $0.7 million and $0.6 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Level l—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2016, we had one loan on non-accrual status with an amortized cost basis of $20.6 million and fair value of $11.5 million. As of December 31, 2015, we had two loans on non-accrual status with an amortized cost basis of $25.0 million and fair value of $13.9 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended March 31, 2016 and 2015 we incurred U.S. federal excise tax and other tax expenses of $0.1 million and $0.1 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three months ended March 31, 2016 and 2015 (in millions):

	For the three months ended March 31,
	2016	2015
Current income tax provision:
Current income tax (benefit) provision	$(0.2)	$0.1
Deferred income tax provision:
Deferred income tax benefit	0.1	0.0
(Provision) benefit for taxes on unrealized gain on investments	(0.1)	0.2

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2016 and December 31, 2015, $0.2 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2016 and December 31, 2015, $3.9 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of March 31, 2016 and December 31, 2015, $1.1 million and $1.1 million, respectively of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

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

Recent Developments

In April, we sold 264,068 common equity shares of Surgery Center Holdings, Inc. for net proceeds of $3.7 million, all of which will be recognized as a realized gain.

On May 3, 2016, we received proceeds of $22.3 million from the repayment of our second lien investment in Connecture, Inc., which included a prepayment premium and termination fee totaling $0.4 million.

On May 3, 2016, our board of directors declared a dividend of $0.34 per share payable on June 30, 2016 to stockholders of record at the date of business on June 15, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2016, 17.1%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. Most of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our March 31, 2016 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$13.4	$6.1	$7.3
Up 200 basis points	$8.4	$4.0	$4.4
Up 100 basis points	$3.4	$2.0	$1.4
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2016 for more information on the incentive fee.

Based upon the current three month LIBOR rate, a hypothetical decrease in LIBOR would not affect our net income, due to the current rates being lower than 100 basis points. Based upon the current one month LIBOR rates, a hypothetical decrease in LIBOR would not affect interest expense, due to the current rates being lower than 100 basis points. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three-month LIBOR on a notional amount of $50 million. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 10, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 6, 2015, the Company’s board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, the Company’s board of directors authorized a new $25.0 million stock repurchase program. Unless extended by the Company’s board of directors, the stock purchase program will terminate on March 8, 2017 and may be modified or terminated at any time for any reason without prior notice. The Company has provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that the Company purchases in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2016 and 2015 (in millions):

	For the three months ended March 31,
	2016	2015
Dollar amount repurchased	$0.5	—
Shares repurchased	0.1	—
Average price per share (including commission)	$10.62	—
Weighted average discount to net asset value	15.71%	—

The Company’s net asset value per share was increased by approximately $0.00 as a result of the share repurchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*
32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 5, 2016	By:	/S/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: May 5, 2016	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: May 5, 2016	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer