Form 10-Q
period 2016-06-30
THL Credit, Inc.
filed 2016-08-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 4, 2016 was 33,169,376.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2016	December 31, 2015
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $599,965 and $682,065, respectively)	$563,445	$672,333
Controlled investments (cost of $116,837 and $84,773, respectively)	128,219	81,823
Non-controlled, affiliated investments (cost of $5 and $7, respectively)	5	7

Total investments at fair value (cost of $716,807 and $766,845, respectively)	$691,669	$754,163
Cash	4,013	3,850
Interest, dividends, and fees receivable	7,020	7,060
Deferred financing costs	2,877	3,224
Deferred tax assets	1,257	1,118
Due from affiliate	612	686
Prepaid expenses and other assets	477	485
Other deferred assets	263	375
Deferred offering costs	93	—
Receivable for paydown of investments	55	330

Total assets	$708,336	$771,291

Liabilities:
Loans payable ($223,401 and $258,651 face amounts, respectively, reported net of unamortized debt issuance costs of $1,735 and $1,902, respectively. See Note 7)	$221,666	$256,749
Notes payable ($85,000 and $85,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,961 and $3,191, respectively. See Note 7)	82,039	81,809
Accrued incentive fees	1,294	4,243
Deferred tax liability	3,999	3,881
Base management fees payable	2,809	2,944
Accrued expenses and other payables	1,528	1,665
Accrued interest and fees	375	485
Other deferred liabilities	277	410
Interest rate derivative	246	206

Total liabilities	314,233	352,392
Commitments and contingencies (Notes 3 and 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,169 and 33,311 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	33	33
Paid-in capital in excess of par	440,013	441,742
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $3,999 and $3,791, respectively	(29,137)	(16,473)
Net unrealized depreciation on interest rate derivative	(246)	(206)
Accumulated undistributed net realized losses	(25,133)	(14,349)
Accumulated undistributed net investment income	8,573	8,152

Total net assets	394,103	418,899

Total liabilities and net assets	$708,336	$771,291

Net asset value per share	$11.88	$12.58

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$15,845	$20,872	$34,852	$41,781
Dividend income	74	293	74	293
Other income	765	847	1,057	2,501
From non-controlled, affiliated investments:
Other income	380	650	865	1,245
From controlled investments:
Interest income	839	238	1,172	476
Dividend income	2,539	776	4,956	1,104
Other income	38	75	75	113

Total investment income	20,480	23,751	43,051	47,513
Expenses:
Interest and fees on borrowings	3,489	3,159	7,004	6,240
Base management fees	2,809	2,889	5,712	5,894
Administrator expenses	893	923	1,820	1,870
Other general and administrative expenses	606	743	1,179	1,429
Amortization of deferred financing costs	384	398	769	825
Professional fees	372	463	830	797
Directors’ fees	200	236	410	436
Incentive fees	—	2,983	30	5,961

Total expenses	8,753	11,794	17,754	23,452
Income tax provision, excise and other taxes	65	23	236	218

Net investment income	11,662	11,934	25,061	23,843
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	3,655	46	(1,964)	77
Controlled investments	26	—	(10,887)	—

Net realized gain (loss) on investments	3,681	46	(12,851)	77

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(19,057)	(881)	(26,786)	1,004
Controlled investments	3,206	3,420	14,330	5,282

Net change in unrealized (depreciation) appreciation on investments	(15,851)	2,539	(12,456)	6,286

Net realized and unrealized gain (loss) from investments	(12,170)	2,585	(25,307)	6,363
Provision for taxes on unrealized gain on investments	(99)	(388)	(207)	(216)
Interest rate derivative periodic interest payments, net	(65)	(111)	(167)	(227)
Net change in unrealized appreciation (depreciation) on interest rate derivative	12	39	(40)	(143)

Net (decrease) increase in net assets resulting from operations	$(660)	$14,059	$(660)	$29,620

Net investment income per common share:
Basic and diluted	$0.35	$0.35	$0.75	$0.70
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.02)	$0.42	$(0.02)	$0.87
Dividends declared and paid	$0.34	$0.34	$0.68	$0.68
Weighted average shares of common stock outstanding:
Basic and diluted	33,234	33,810	33,290	33,857

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2016	2015
Increase in net assets from operations:
Net investment income	$25,061	$23,843
Interest rate derivative periodic interest payments, net	(167)	(227)
Net realized gain (loss) on investments	(12,851)	77
Net change in unrealized (depreciation) appreciation on investments	(12,456)	6,286
Provision for taxes on unrealized gain (loss) on investments	(207)	(216)
Net change in unrealized appreciation (depreciation) on interest rate derivative	(40)	(143)

Net (decrease) increase in net assets resulting from operations	(660)	29,620
Distributions to stockholders:
Distributions to stockholders from net investment income	(22,599)	(22,981)

Total distributions to stockholders	(22,599)	(22,981)
Capital share transactions:
Repurchase of common stock	(1,537)	(3,765)

Net decrease in net assets from capital share transactions	(1,537)	(3,765)

Total (decrease) increase in net assets	(24,796)	2,874
Net assets at beginning of period	418,899	443,621

Net assets at end of period	$394,103	$446,495

Common shares outstanding at end of period	33,169	33,601

Capital share activity:
Shares repurchased	142	304

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2016	2015
Cash flows from operating activities
Net (decrease) increase in net assets resulting from operations	$(660)	$29,620
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (depreciation) appreciation on investments	12,456	(6,286)
Net change in unrealized depreciation on interest rate derivative	40	143
Net realized loss on investments	12,877	8
Increase in investments due to PIK	(1,032)	(2,369)
Amortization of deferred financing costs	769	825
Net accretion of (discounts) premiums on investments and other fees	(1,793)	(1,577)
Changes in operating assets and liabilities:
Purchases of investments	(70,057)	(79,825)
Proceeds from sale and paydown of investments	110,131	106,789
Decrease (increase) in interest, dividends and fees receivable	40	(2,971)
Decrease in income tax receivable	235	—
Decrease in other deferred assets	112	113
Decrease in due from affiliate	74	494
(Increase) decrease in prepaid expenses and other assets	(58)	263
Increase in deferred tax asset	(139)	(376)
Decrease in accrued expenses and other payables	(137)	(804)
Decrease in accrued credit facility fees and interest	(110)	(93)
Increase in income taxes payable	—	40
Increase in deferred tax liability	118	216
(Decrease) increase in base management fees payable	(135)	79
Decrease in other deferred liabilities	(133)	(113)
Decrease in accrued incentive fees payable	(2,949)	(169)

Net cash provided by operating activities	59,649	44,007
Cash flows from financing activities
Repurchase of common stock	(1,537)	(3,765)
Borrowings under credit facility	65,000	76,000
Repayments under credit facility	(100,250)	(88,000)
Distributions paid to stockholders	(22,599)	(22,981)
Financing and offering costs paid	(100)	(119)

Net cash used in financing activities	(59,486)	(38,865)

Net increase in cash	163	5,142
Cash, beginning of period	3,850	2,656

Cash, end of period	$4,013	$7,798

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$6,691	$5,934
Income taxes paid	$1	$66

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

For the six months ended June 30, 2016 and 2015, THL Credit recognized PIK income of $1,092 and $2,380, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments —142.97% of net asset value
First lien secured debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,443	13,269	12,905
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK)(11)	2/28/2014	2/28/2019	9,934	9,680	8,345
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	9,848	9,720	9,701
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,086	9,988	9,910
BeneSys Inc.(8)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	212	214
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	24,436	22,871	17,899
Constructive Media, LLC	Consumer products	10.5% (LIBOR +10.0%)	11/23/2015	11/23/2020	14,535	14,279	14,281
Copperweld Bimetallics LLC(29)	Industrials	18.0% (12.0% Cash + 6.0% PIK)(11)	12/11/2013	12/11/2018	19,722	19,265	17,356
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	12/31/2016	14,935	14,935	14,636
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,334	11,177	11,164
Duff & Phelps Corporation(10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	243	245	241
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,457	20,250	20,559
Hart InterCivic, Inc.	IT services	11.0% (LIBOR + 10.5% Cash)	3/31/2016	3/31/2019	25,600	25,130	25,344
HEALTHCAREfirst, Inc.	Healthcare	13.4% (7)	8/31/2012	8/30/2017	8,738	8,661	8,258
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,680	18,817
Holland Intermediate Acquisition Corp.(8)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,251	23,897
The John Gore Organization, Inc.(26)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,459	14,660
The John Gore Organization, Inc.(8)(9)(26)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(15)	—
LAI International, Inc.	Manufacturing	8.1%(7)	10/22/2014	10/22/2019	17,513	17,241	17,513
LAI International, Inc.(8)	Manufacturing	8.1%(7)	10/22/2014	10/22/2019	4,535	4,535	4,535
Loadmaster Derrick & Equipment, Inc.(28)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	7,997	7,925	5,198
Loadmaster Derrick & Equipment, Inc.(8)(28)	Energy / Utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,623	3,623	2,355
Loadmaster Derrick & Equipment, Inc.(8)(28)	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,170	3,140	2,061
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,963	14,821	14,888
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(7)	7/17/2014	7/17/2019	24,330	23,907	24,330
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,520	8,438	8,605
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,300	9,300	9,393

Subtotal first lien secured debt					$338,730	$332,987	$317,065
Second lien debt
Alex Toys, LLC	Consumer products	11.5% (LIBOR + 10.5%)	6/30/2014	12/30/2019	30,201	29,772	28,992
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,871	10,200
Granicus, Inc	IT services	10.5% (LIBOR + 9.5%)	12/18/2015	12/18/2020	17,000	16,697	17,170
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,295	13,650
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,298	12,313
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,426	12,675
Specialty Brands Holdings, LLC	Restaurants	9.8% (8.8% Cash and 1.0% PIK)	7/16/2013	7/16/2018	21,046	20,857	20,415
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,918	10,450
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,923	8,910

Subtotal second lien debt					$142,796	$141,057	$134,775
Subordinated debt
A10 Capital, LLC(8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,635	$10,547	$10,555
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	140
Aerogroup International Inc.	Consumer products	10.0% PIK	1/27/2016	3/9/2020	768	768	599
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash and 2.0% PIK)(11)	5/15/2012	11/15/2017	15,349	15,263	15,349
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2019	9,666	9,666	9,666
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash and 3.5% PIK)(11)	4/30/2012	9/30/2017	8,199	8,139	8,117
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)(11)	3/4/2013	3/4/2019	20,906	20,558	3,136

Subtotal subordinated debt					$65,787	$65,205	$47,562

(Continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments (12)
A10 Capital, LLC(12)(14)(21)	Financial services		8/25/2014		17,531.75	$18,194	$18,332
Aerogroup International Inc.	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(21)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC(12)(13)(15)(22)	Consumer products		5/22/2015		153.85	1,000	767
Alex Toys, LLC(12)(13)(15)(21)(27)	Consumer products		6/22/2016		121.18	788	790
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC	Consumer products		11/23/2015		750,000	750	690
Dimont & Associates, Inc.(22), (25)	Financial services		3/14/2016		312.51	129	124
Firebirds International, LLC(22)	Restaurants		5/17/2011		1,906	191	383
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		162.44	163	254
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(21)	IT services		12/27/2013		1,800	1,800	171
Igloo Products Corp.(12)(22)	Consumer products		4/30/2014		1,902.04	1,716	1,557
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		7,720.86	127	24
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		231.82	244	277
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		589.76	590	651
Wheels Up Partners, LLC(12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

Subtotal equity						$29,038	$27,866
Warrants
Allied Wireline Services, LLC(15)	Energy / Utilities		2/28/2014		501,159.24	$175	$—
YP Equity Investors, LLC(15)	Media, entertainment and leisure		5/8/2012		—	—	5,423

Subtotal warrants						$175	$5,423
CLO residual interests
Dryden CLO, Ltd.(6)(16)	Structured Products	17.3%	9/12/2013			6,266	5,510
Flagship VII, Ltd.(6)(16)	Structured Products	12.3%	12/18/2013			3,303	2,232
Flagship VIII, Ltd.(6)(16)	Structured Products	12.3%	10/3/2014			6,362	5,217

Subtotal CLO residual interests						$15,931	$12,959
Investment in payment rights
Duff & Phelps Corporation(10) (16)	Financial services	17.6%	6/1/2012			$11,482	$13,311

Subtotal investment in payment rights						$11,482	$13,311
Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,823
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,133	1,661

Subtotal investments in funds						$4,090	$4,484

Total non-controlled/non-affiliated investments —142.97% of net asset value						$599,965	$563,445

(continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments —32.53% of net asset value
First lien secured debt
OEM Group, LLC(18)(24)	Manufacturing	10.0% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC(18)(24)	Manufacturing	10.0% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,510	6,510	6,510
Thibaut, Inc(18)	Consumer products	14.0%	6/20/2014	6/19/2019	6,423	6,372	6,423

Subtotal first lien secured debt					$31,636	$31,585	$31,636
Equity investments
C&K Market, Inc.(18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$16,175
C&K Market, Inc.(18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
OEM Group, Inc.(13)(18)(21)(24)	Manufacturing		3/16/2016		93.51	8,314	8,199
Thibaut, Inc(12) (13)(18)(19)(21)	Consumer products		6/20/2014		4,747	4,711	5,431
Thibaut, Inc(12)(13)(18)(22)	Consumer products		6/20/2014		20,639	—	1,100

Subtotal equity						$26,252	$40,867
Investments in funds
THL Credit Logan JV LLC(12)(17)(18)(20)(22)	Financial services		12/3/2014		—	$59,000	$55,716

Subtotal investments in funds						$59,000	$55,716
Total controlled investments

—32.53% of net asset value						$116,837	$128,219

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC(12)(17)(22)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$5	$5
Total non-controlled/affiliated investments

—0.00% of net asset value						$5	$5

Total investments						$716,807	$691,669

—175.50% of net asset value

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(246)

Total derivative instruments—% of net asset value					$50,000	$—	$(246)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of June 30, 2016, 12.7% and 12.5% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or ABR, which are effective as of June 30, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.
(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.

(Continued on next page)

See accompanying notes to these consolidated financial statements.

(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.3% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of June 30, 2016.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended June 30, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Loan was on non-accrual as of June 30, 2016. On July 22, 2016, the Company restructured its investment in Tri-Starr Management Services, Inc. As part of the restructuring, the Company exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3,136. As result of the restructuring, the Company recognized a $17,422 loss on conversion of its subordinated debt investment to common equity. Additionally, the Company made a $3,135 investment to acquire a first lien senior secured term loan position in the company.
(24)	On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc., or OEM. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in a related entity. In connection with the restructuring, the Company recognized a loss in the amount of $6,226. In addition, the Company invested $4,660 in a first lien senior secured revolver in OEM Group, LLC.
(25)	On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for an equity interest valued at $129 in an affiliated entity. In connection with the restructuring, the Company recognized a loss in the amount of $10,914.
(26)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(27)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(28)	Loan was on non-accrual as of June 30, 2016. On July 1, 2016, THL Credit restructured its investment in Loadmaster Derrick & Equipment, Inc., or Loadmaster. As part of the restructuring, THL Credit exchanged the cost basis of its senior secured loans totaling $14,705 for a new senior secured term loan of $7,000 and an income producing debt-like preferred equity position, valued at $1,114. As result of the restructuring, the Company recognized a $6,591 loss on conversion to preferred equity. Additionally, the Company made a $1,500 investment in a first lien senior secured term loan.
(29)	Loan was on non-accrual as of June 30, 2016.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—160.50% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	9.8%(6)	9/12/2012	3/29/2019	$29,437	$29,183	$29,436
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,580	13,377	12,629
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,583	2,577	2,583
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,679	1,675	1,696
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash + 5.5% PIK)(10)	2/28/2014	2/28/2019	9,664	9,363	8,408
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	10,000	9,855	9,855
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,196	10,079	10,145
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	210	217
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	21,870	21,339	20,339
Constructive Media, LLC	Consumer products	10.5% (LIBOR+ 10.0%)	11/23/2015	11/23/2020	15,500	15,196	15,196
Copperweld Bimetallics LLC	Industrials	16.0% (12.0% Cash + 4.0% PIK)(10)	12/11/2013	12/11/2018	19,525	19,026	18,354
CRS Reprocessing, LLC	Manufacturing	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,487
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,496	11,315	11,324
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	244	246	239
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,063	21,794	22,173
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.5% Cash + 1.5% PIK)(10)	7/1/2011	7/1/2016	8,661	8,640	8,661
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	6,000	5,984	6,000
HEALTHCAREfirst, Inc.	Healthcare	13.5%(6)	8/31/2012	8/30/2017	9,016	8,903	8,588
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	22,050	21,797	20,286
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,201	24,144
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR +7.5%)	8/8/2013	8/8/2018	12,025	11,889	12,085
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR +11.3%)	5/29/2014	8/8/2018	2,874	2,836	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR +7.5%)	8/8/2013	8/8/2018	—	(16)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR +11.3%)	5/29/2014	8/8/2018	—	(39)	—
LAI International, Inc.	Manufacturing	10.6%(6)	10/22/2014	10/22/2019	17,553	17,241	17,202
LAI International, Inc.(7)	Manufacturing	9.0%(6)	10/22/2014	10/22/2019	4,546	4,546	4,455
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR +10.3%)	9/28/2012	9/28/2017	7,997	7,913	7,037
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR +10.3%)	9/28/2012	9/28/2017	3,623	3,623	3,188

(continued on next page)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR +10.3%)	7/16/2014	9/28/2017	3,170	3,135	2,790
OEM Group, Inc.	Manufacturing	15.0%(7.5% Cash + 7.5% PIK)(10)	10/7/2010	2/15/2016	29,638	29,638	24,600
OEM Group, Inc.	Manufacturing	15.0%(7.5% Cash + 7.5% PIK)(10)	6/6/2014	2/15/2016	3,158	3,158	2,621
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	19,615	19,263	19,615
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR +8.6%)	1/31/2014	10/15/2021	8,929	8,833	9,018
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR +8.6%)	8/27/2014	7/15/2022	9,633	9,633	9,730

Subtotal first lien secured debt					$376,114	$371,348	$360,032
Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR +10.0%)	6/30/2014	12/30/2019	30,201	29,714	28,993
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR +9.0%)	11/26/2013	5/27/2019	7,333	7,233	7,260
American Covers, Inc.	Consumer products	9.5% (LIBOR +8.5%)	9/1/2015	2/25/2021	10,000	9,859	9,859
Connecture, Inc.	Healthcare	12.0% (LIBOR +11.0%)	3/18/2013	7/15/2018	21,831	21,668	22,049
Granicus, Inc	IT services	10.5% (LIBOR +9.5%)	12/18/2015	12/18/2020	17,000	16,663	16,663
Hostway Corporation	IT services	10.0% (LIBOR +8.8%)	12/27/2013	12/13/2020	17,500	17,273	16,625
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR +10.5%)	4/20/2015	4/20/2021	12,500	12,278	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,400	12,675
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR +9.8%)	7/16/2013	7/16/2018	20,977	20,743	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR +8.3%)	3/13/2014	3/10/2022	11,000	10,911	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR +8.0%)	3/31/2011	7/23/2017	9,625	9,601	9,144
Washington Inventory Service	Business services	10.3% (LIBOR +9.0%)	12/27/2012	6/20/2019	11,000	10,910	10,780

Subtotal second lien debt					$181,516	$179,253	$177,086
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$8,968	$8,889	$8,879
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	185
Dr. Fresh, LLC	Consumer products	14.0%(12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	15,195	15,078	15,043
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	15.5%(12.0% Cash + 3.5% PIK)(10)	4/30/2012	6/30/2016	9,217	9,137	9,032

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)	3/4/2013	3/4/2019	20,906	20,558	13,589

Subtotal subordinated debt					$71,338	$70,714	$63,516
Equity investments(11)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		5,109.53	$17,178	$17,322
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
AIM Media Texas Operating, LLC(11)(14)(21)	Media, entertainment and leisure		6/21/2012		0.763636	764	727
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/7/2011		511,812	113	657
Airborne Tactical Advantage Company, LLC(20)	Aerospace & defense		9/17/2013		225,000	169	489
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		153.85	1,000	771
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		618,867.92	619	—
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501,159.24	175	—
Constructive Media, LLC	Consumer products		11/23/2015		750,000	750	750
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	310
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	244
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,254
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,625
OEM Group, Inc.(21)(22)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	5,411
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	263
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	109
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	626
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,000

Subtotal equity						$28,176	$39,404

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.8%	9/12/2013		—	6,845	6,205
Flagship VII, Ltd.(5)(15)	Structured Products	15.8%	12/18/2013		—	3,517	3,110
Flagship VIII, Ltd.(5)(15)	Structured Products	13.3%	10/3/2014		—	6,743	5,687

Subtotal CLO residual interests						$17,105	$15,002
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.6%	6/1/2012		—	$11,482	$13,307

Subtotal investment in payment rights						$11,482	$13,307
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,987
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,030	999

Subtotal investments in funds						$3,987	$3,986

Total non-controlled/non-affiliated investments—160.50% of net asset value						$682,065	$672,333

Controlled investments—19.53% of net asset value
First lien secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014	6/19/2019	$6,455	$6,397	$6,455

Subtotal first lien secured debt
					$6,455	$6,397	$6,455

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK(10)	10/20/2014	4/20/2018	$4,556	$4,474	$265

Subtotal subordinated debt					$4,556	$4,474	$265
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,168
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,706	5,227
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	964

Subtotal equity						$24,502	$30,321

(continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$49,400	$44,782

Subtotal investments in funds						$49,400	$44,782

Total controlled investments—19.53% of net asset value						$84,773	$81,823

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$7	$7

Total non-controlled/affiliated investments—0.00% of net asset value						$7	$7

Total investments—180.03% of net asset value						$766,845	$754,163

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(206)

Total derivative instruments—0.05% of net asset value					$50,000	$—	$(206)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2015.

(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(17)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 in which the issuer was a portfolio company that the Company is deemed to control.
(18)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(19)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of December 31, 2015.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2016

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2016 and December 31, 2015.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and public debt offering of Notes. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the credit facilities and Notes, respectively. Capitalized deferred financing costs related to the Term Loan Facility and Notes, as defined in Note 7, Borrowings, are presented net against the respective balances outstanding on the Consolidated Statement of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility, as defined in Note 7, Borrowings, are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

Valuation of Investments

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are not considered to be the best estimate of fair value, are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$298,961	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 15% (13%)
	49,740	Market comparable companies (market approach)	EBITDA Multiple	5.0x - 6.0x (5.5x)
Second lien debt	134,775	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Subordinated debt	44,426	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13% - 14% (14%)
	3,136	Market comparable companies (market approach)	EBITDA Multiple	8.0x - 9.4x (8.7x)
Equity investments	50,401	Market comparable companies (market approach)	EBITDA Multiple	5.8x - 6.5x (6.1x)
	18,332	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 15% (15%)
Warrants	5,423	Market comparable companies (market approach)	EBITDA Multiple	3.5x - 4.0x (3.8x)
Investment in payment rights	13,311	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	12,959	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20%
			Weighted average prepayment rate	25%
			Weighted average default rate	1% - 2%

Total Level 3 Investments	$631,464

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien secured debt	$332,810	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	33,677	Market comparable companies (market approach)	EBITDA Multiple	4.7x - 5.7x (5.2x)
Second lien debt	177,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	49,927	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)
	13,854	Market comparable companies (market approach)	EBITDA Multiple	6.6x - 7.8x (7.1x)
			Revenue Multiple	0.3x - 0.5x (0.4x)
Equity investments	46,992	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.4x (5.9x)
	17,322	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Investment in payment rights	13,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	15,002	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$699,977

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2016, the Company had three loans on non-accrual status with an amortized cost basis of $54,511 and fair value of $30,105. As of December 31, 2015, the Company had two loans on non-accrual with an amortized cost basis of $25,032 and fair value of $13,854.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accumulated PIK balance, beginning of period	$9,531	$6,245	$9,302	$7,041
PIK income capitalized/receivable	466	1,786	1,092	2,380
PIK received in cash from repayments	—	(464)	(256)	(1,854)
PIK recognized through restructuring	—	—	(141)	—

Accumulated PIK balance, end of period	$9,997	$7,567	$9,997	$7,567

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2016 and 2015.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Dividends, for a summary of the dividends paid. For the three months ended June 30, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax expenses of $134 and $248, respectively. For the six months ended June 30, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax expenses of $226 and $327, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2016 and 2015:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Current income tax provision:
Current income tax benefit (provision)	$(74)	$(122)	$(236)	$(266)

Deferred income tax provision:
Deferred income tax benefit	143	347	226	375
(Provision) benefit for taxes on unrealized gain on investments	(99)	(388)	(207)	(216)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2016 and December 31, 2015, $162 and $396, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $3,999 and $3,881, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2016 and December 31, 2015, $1,257 and $1,118, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods after December 15, 2018. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$348,701	$—	$—	$348,701
Second lien debt	134,775	—	—	134,775
Subordinated debt	47,562	—	—	47,562
Equity investments	68,733	—	—	68,733
Warrants	5,423	—	—	5,423
CLO residual interests	12,959	—	—	12,959
Investment in Logan JV (1)	55,716	—	—	—
Investment in payment rights	13,311	—	—	13,311
Investments in funds (1)	4,489	—	—	—

Total investments	$691,669	$—	$—	$631,464

Interest rate derivative	(246)	—	(246)	—

Total liability at fair value	$(246)	$—	$(246)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$366,487	$—	$—	$366,487
Second lien debt	177,086	—	—	177,086
Subordinated debt	63,781	—	—	63,781
Equity investments	69,725	5,411	—	64,314
CLO residual interests	15,002	—	—	15,002
Investment in Logan JV(1)	44,782	—	—	—
Investment in payment rights	13,307	—	—	13,307
Investments in funds(1)	3,993	—	—	—

Total investments	$754,163	$5,411	$—	$699,977

Interest rate derivative	(206)	—	(206)	—

Total liability at fair value	$(206)	$—	$(206)	$—

(1)	Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of June 30, 2016:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$143,579	$142,488	36.14%
Financial services	128,416	127,756	32.42%
Manufacturing	70,238	70,096	17.79%
IT services	72,299	67,499	17.13%
Retail & grocery	36,098	44,036	11.17%
Healthcare	44,447	43,990	11.16%
Energy / utilities	46,842	36,776	9.33%
Media, entertainment and leisure	29,265	34,971	8.87%
Industrials	27,404	25,473	6.46%
Business Services	41,681	22,170	5.63%
Food & beverage	20,821	21,819	5.54%
Transportation	18,738	20,838	5.29%
Restaurants	21,048	20,798	5.28%
Structured products	15,931	12,959	3.29%

Total Investments	$716,807	$691,669	175.50%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157,253	$155,744	37.16%
Financial services	126,910	113,712	27.15%
IT services	100,659	99,107	23.66%
Healthcare	61,556	66,891	15.97%
Manufacturing	69,518	63,365	15.13%
Retail & grocery	34,566	44,469	10.62%
Energy / utilities	46,625	41,709	9.96%
Business services	41,757	34,731	8.29%
Industrials	28,163	27,386	6.54%
Food & beverage	22,365	23,423	5.59%
Transportation	19,466	21,588	5.15%
Restaurants	20,934	20,868	4.98%
Media, entertainment and leisure	15,434	20,743	4.95%
Structured products	17,105	15,002	3.58%
Aerospace & defense	4,534	5,425	1.30%

Total Investments	$766,845	$754,163	180.03%

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2016:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$265,968	$244,995	62.15%
Southwest	186,094	176,031	44.67%
Southeast	89,706	90,077	22.86%
Midwest	79,391	72,786	18.47%
Northwest	41,967	55,024	13.96%
West	53,681	52,756	13.39%

Total Investments	$716,807	$691,669	175.50%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$258,931	$247,863	59.17%
Southwest	170,078	149,187	35.61%
Midwest	108,568	106,517	25.43%
Southeast	90,720	101,411	24.21%
West	70,070	69,417	16.57%
Northwest	39,294	50,331	12.01%
International	29,184	29,437	7.03%

Total Investments	$766,845	$754,163	180.03%

The following table rolls forward the changes in fair value during the six months ended June 30, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases	74,877	—	2,418	10,205	—	—	—	87,500
Sales and repayments	(83,482)	(38,789)	(8,303)	(1,632)	—	—	(1,174)	(133,380)
Unrealized appreciation (depreciation)(1)	(4,612)	(4,117)	(6,235)	6,632	423	4	(869)	(8,774)
Realized loss	(6,227)	—	(4,474)	(5,983)	—	—	—	(16,684)
Net amortization of premiums, discounts and fees	1,190	526	58	20	—	—	—	1,794
PIK	468	69	317	177	—	—	—	1,031

Ending balance, June 30, 2016	$348,701	$134,775	$47,562	$68,733	$5,423	$13,311	$12,959	$631,464

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(9,831)	$(4,166)	$(10,444)	$892	$423	$3	$(869)	$(23,992)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$52,707	$13,488	$34,935	$764,091
Purchases	13,495	25,188	4,949	6,764	—	—	50,396
Sales and repayments	(42,897)	(16,258)	(35,187)	(717)	—	(2,581)	(97,640)
Unrealized appreciation (depreciation)(1)	918	(251)	(2,554)	7,746	2	287	6,148
Realized loss	(5)	(3)	—	—	—	—	(8)
Net amortization of premiums, discounts and fees	1,125	363	74	15	—	—	1,577
PIK	504	3	1,749	113	—	—	2,369

Ending balance, June 30, 2015	$366,931	$177,552	$69,691	$66,628	$13,490	$32,641	$726,933

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$1,055	$(116)	$(2,535)	$7,746	$2	$287	$6,439

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X for the six months ended June 30, 2016 and 2015. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiaries which include C&K Market, Inc., OEM Group, LLC, THL Credit Logan JV, LLC, and Thibaut, Inc., for the six months ended June 30, 2016 and C&K Market, Inc., Dimont & Associates, Inc., THL Credit Logan JV, LLC, and Thibaut, Inc., for the six months ended June 30, 2015.

	For the six months ended June 30,
Income Statement	2016	2015
Net Sales	$160,340	$159,315
Gross Profit	55,671	57,058
Net income	6,887	11,132

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

As of June 30, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$59,000	$141,000
Perspecta Trident LLC	50,000	14,750	35,250

Total Investments	$250,000	$73,750	$176,250

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$49,400	$150,600
Perspecta Trident LLC	50,000	12,350	37,650

Total Investments	$250,000	$61,750	$188,250

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2015 and 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of June 30, 2016 and December 31, 2015, Logan JV had $124,162 and $108,137 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of June 30, 2016, the effective interest rate on the Logan JV Credit Facility was 3.17% per annum.

As of June 30, 2016, and December 31, 2015, Logan JV had total investments at fair value of $188,809 and $161,911, respectively. As of June 30, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 94 and 85 different borrowers, respectively. As of June 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of June 30, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $209 and $342, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016	As of December 31, 2015
First lien secured debt (1)	$173,468	$148,463
Second lien debt (1)	24,203	21,976

Total debt investments	$197,671	$170,439

Weighted average yield on first lien secured loans (2)	6.3%	6.3%
Weighted average yield on second lien loans (2)	9.3%	9.0%
Weighted average yield on all loans (2)	6.7%	6.7%
Number of borrowers in Logan JV	94	85
Largest loan to a single borrower (1)	$5,938	$4,975
Total of five largest loans to borrowers (1)	$25,052	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three months ended June 30, 2016 and 2015, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $1,760 and $776, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, the Company’s share of income from distributions declared related to its Logan JV LLC equity interest was $3,334 and $1,104, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. As of June 30, 2016 and December 31, 2015, $2,476 and $1,900, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016, dividend income and realized gains earned of $1,760 for the quarter ended June 30, 2016, represented a dividend yield to the Company of 12.8% based upon average equity invested. As of December 31, 2015, dividend income earned of $1,520 for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of June 30, 2016

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,477	$1,489	$1,451
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,985	1,972	1,938
Albertson’s LLC	Beverage, Food & Tobacco	4.5% (LIBOR +3.5%)	12/05/2014	08/25/2021	1,703	1,706	1,704
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,975	1,881	1,874
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	09/04/2015	08/29/2022	2,978	2,961	2,971
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	2,967	2,951	2,807
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,025	1,987	1,934
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,606	4,586	4,571
Avago Technologies Cayman Finance Ltd	High Tech Industries	4.25% (LIBOR +3.5%)	11/13/2015	02/01/2023	1,995	1,976	2,000
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	985	977	705
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	993	743
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	988	865	864
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	911	863	875
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,518	1,439	1,458
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/2014	07/17/2020	1,381	1,366	1,153
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%)	04/05/2016	04/12/2023	1,700	1,651	1,711
BMC Software Finance, Inc	High Tech Industries	5% (LIBOR +4%)	06/02/2016	09/10/2020	1,995	1,801	1,775
CAbi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,166	1,157	1,166
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,938	5,677	5,697
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,661	2,635	2,634
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,814	4,797	4,790
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,481	1,416	1,385
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	05/28/2015	10/24/2022	2,970	2,967	2,942
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,959	2,882	2,750
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,845	3,784
Creative Artists	Media: Diversified & Production	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,463	2,493	2,468
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,970	1,978	1,941
Cvent Inc	High Tech Industries	6.25% (LIBOR +5.25%)	06/16/2016	06/03/2023	2,000	1,980	2,000
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,260	2,261	2,248
Cypress Semiconductor Corp	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	05/16/2023	2,500	2,463	2,489
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,980	1,931	1,928
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,957	2,948	2,529
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	2,543	2,444	2,479

Company/Security	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,479	1,455	1,179
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,990	3,723	3,805
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	985	930	735
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	993	988	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,970	2,958	2,955
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,940	3,766	3,627
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	2,000	1,920	1,912
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,474	1,447	1,471
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,612	1,600	1,620
Insurance Technologies (3)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(2)	1
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,042	1,038	1,026
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	964	964
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/08/2022	4,000	3,940	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,811	1,974
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,463	1,365	1,411
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,463	1,328	1,419
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,942	4,942	4,992
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,631	2,645	2,624
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	339	341	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,752	4,715	4,526
Match Group Inc	High Tech Industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	731	729	736
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,474	1,456	1,215
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,984	1,973	1,798
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,972	2,850	2,738
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,990	1,976	1,887
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,970	2,960	2,970
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	968	955	919
OSG Bulk Ships Inc.	Transportation: Cargo	5.25% (LIBOR +4.25%)	03/08/2016	08/05/2019	2,204	1,980	2,135
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	988	965
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	993	970	983
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	931	928	928
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,941	2,934	2,957
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,463	2,440	2,230
Riverbed Technology, Inc.	High Tech Industries	5% (LIBOR +4%)	02/25/2015	04/25/2022	975	971	977
SCS Holdings Inc	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,964	1,977
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,876	3,785	3,682
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,488	2,466	2,481
SolarWinds Inc	High Tech Industries	6.5% (LIBOR +5.5%)	02/01/2016	02/03/2023	3,000	2,880	2,994
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	1,888	1,829	1,391
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	743	713	758
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,975	1,864	1,294
Travelport Finance Luxembourg Sarl	Services: Business	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,977	2,992	2,965
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	885	860	879
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,990	1,971	1,990

Company/Security	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	235	222	231
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	985	977	984
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	911	911	864
Western Digital Corp	High Tech Industries	6.25% (LIBOR +5.5%)	03/30/2016	05/01/2023	2,000	1,941	2,011
Zep Inc	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,970	2,977	2,975

Total Senior Secured First Lien Term Loans						$169,674	$166,190

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,783	$2,762
AssuredPartners Inc	Banking, Finance, Insurance & Real	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	963	985
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	02/18/2015	03/03/2021	4,000	3,884	3,868
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	987	910
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	496	476
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,702	1,840
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	1,000	987	955
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	925
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	517
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	989	950
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	478	377
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,722	2,726
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	03/03/2015	02/06/2022	1,500	1,410	1,189
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	991	960
MRI Software LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	987	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	927	785
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	993	930
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	420

Total Second Lien Term Loans						$23,319	$22,619

Total Investments						$192,993	$188,809

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of June 30, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare &pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare &pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming &leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance,insurance & realestate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	2/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR +5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR +4%)	12/10/2014	12/11/2021	990	982	982

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

Selected Balance Sheet Information

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $192,993 and $167,729, respectively)	$188,809	$161,911
Cash	16,774	7,671
Other assets	2,699	2,091

Total assets	$208,282	$171,673

Liabilities:
Loans payable	$124,162	$108,137
Payable for investments purchased	10,202	4,367
Distribution payable	3,095	2,375
Other liabilities	1,178	816

Total liabilities	$138,637	$115,695

Members’ capital	$69,645	$55,978

Total liabilities and members’ capital	$208,282	$171,673

Selected Statement of Operations Information

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,470	$1,472	$6,660	$2,203
Fee income	47	61	78	61

Total revenues	3,517	1,533	6,738	2,264
Credit facility expenses(1)	1,183	455	2,281	731
Other expenses	147	92	238	117

Total expenses	1,330	547	2,519	848

Net investment income	2,187	986	4,219	1,416
Net realized gains	—	—	14	—
Net change in unrealized appreciation (depreciation) on investments	1,833	(376)	1,634	107

Net increase in members' capital from operations	$4,020	$610	$5,867	$1,523

(1)	As of June 30, 2016, Logan JV had $124,162 outstanding debt under the credit facility with an effective interest rate of 3.17% per annum. As of June 30, 2015, Logan JV had $67,500 outstanding debt under the credit facility with an effective interest rate of 2.80%.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of June 30, 2016 was $11,482 and $13,311, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11,482 and $13,307, respectively. For the three and six months ended June 30, 2016, the Company recognized interest income totaling $504 and $1,000, respectively, related to the TRA. For the three and six months ended June 30, 2015, the Company recognized interest income totaling $502 and $1,000, respectively, related to the TRA.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the June 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of June 30, 2016, all of Greenway’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2016, the Company earned $39 and $156, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company earned $222 and $391, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $101 and $145 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the June 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of June 30, 2016, all of Greenway II’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2016, the Company earned $340 and $709, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company earned $428 and $855, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $505 and $448, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $87 and $0 of interest owed to Greenway II was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and six months ended June 30, 2016, the Company recognized $56 and $113, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company recognized $56 and $113, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $263 and $375, respectively, was included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2016 and December 31, 2015, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

			As of June 30, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516,400	$6,266	$5,510	$6,845	$6,205
Flagship VII, Ltd.	12.6%	$441,810	3,303	2,232	3,517	3,110
Flagship VIII, Ltd.	25.1%	$470,895	6,362	5,217	6,743	5,687

Total CLO residual interests			$15,931	$12,959	$17,105	$15,002

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

For the three and six months ended June 30, 2016, the Company recognized interest income totaling $571 and $1,192, respectively, related to CLO residual interests. For the three and six months ended June 30, 2015, the Company recognized interest income totaling $1,149 and $2,293, respectively, related to CLO residual interests.

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

For the three and six months ended June 30, 2016, the Company incurred base management fees of $2,809 and $5,712, respectively. For the three and six months ended June 30, 2015, the Company incurred base management fees of $2,889 and $5,894, respectively. As of June 30, 2016 and December 31, 2015, $2,809 and $2,944, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2016, the Company incurred $0 and $30, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2015, the Company incurred $2,983 and $5,961, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the respective prior periods was the result of net realized and unrealized losses in the portfolio. If the Company had not incurred these net realized and unrealized losses for the three and six month periods ending June 30, 2016, it would have incurred an incentive fee related to ordinary income of $2,332 and $5,018, respectively. As of June 30, 2016 and December 31, 2015, $0 and $2,903, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2016 and December 31, 2015, $1,294 and $1,340, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2016 and December 31, 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2016 and 2015, the Company incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three and six months ended June 30, 2016, the Company incurred administrator expenses of $893 and $1,820, respectively. For the three and six months ended June 30, 2015, the Company incurred administrator expenses of $923 and $1,870, respectively. As of June 30, 2016, $7 was due from the Advisor. As of December 31, 2015, $45 was due to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2016 and December 31, 2015, there were $14 and $36, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2016 and December 31, 2015, the Company was due $7 and it had a $45 payable, respectively, of Administrator expense from and to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2016 and December 31, 2015, the Company incurred $6 and $93, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2016 and December 31, 2015, $606 and $593 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $87 and $0 of interest owed to Greenway II was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
AIM Media Texas Operating, LLC	$—	$—	$(78)	$—
Airborne Tactical Advantage Company, LLC	—	—	685	—
Dimont & Associates, Inc. (1)	—	—	(10,914)	—
OEM Group, Inc. (2)	—	—	(6,226)	—
Surgery Center Holdings, Inc.	3,655	—	3,655	—
Other	26	46	27	77

Net realized (losses)/gains	$3,681	$46	$(12,851)	$77

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

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Numerator—net (decrease) increase in net assets resulting from operations:	$(660)	$14,059	$(660)	$29,620
Denominator—basic and diluted weighted average common shares:	33,234	33,810	33,290	33,857
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.02)	$0.42	$(0.02)	$0.87

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2016 and December 31, 2015:

	As of
	June 30, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding(1)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding(2)	Weighted Average Interest Rate
Revolving Facility	$303,500	$116,901	3.00%	$303,500	$152,151	2.94%
Term Loan Facility	106,500	106,500	3.25%	106,500	106,500	3.19%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%
2022 Notes	35,000	35,000	6.75%	35,000	35,000	6.75%

Total	$495,000	$308,401	4.12%	$495,000	$343,651	3.96%

(1)

As of June 30, 2016, excludes deferred financing costs of $1,735 for the Term Loan Facility, $1,633 for the 2021 Notes and $1,328 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)

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

The Revolving Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month LIBOR period.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month LIBOR period.

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

For the six months ended June 30, 2016, the Company borrowed $65,000 and repaid $100,250 under the Facilities. For the six months ended June 30, 2015, the Company borrowed $76,000 and repaid $88,000 under the Facilities.

As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,055 and $2,093, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2016 and 2015. Interest expense and related fees, excluding amortization of deferred financing costs, of $4,148 and $4,164, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2016 and 2015. Amortization of deferred financing costs of $257 and $342, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2016 and 2015. Amortization of deferred financing costs of $515 and $674, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company had $2,877 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,735 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, the Company had $3,224 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,902 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of June 30, 2016 was in excess of 200%.

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

As of June 30, 2016, the carrying amount and fair value of our Notes was $85,000 and $85,726, respectively. As of December 31, 2015, the carrying amount and fair value of Company’s Notes was $85,000 and $84,716, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $3,565 of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three and six months ended June 30, 2016, the Company amortized approximately $127 and $254 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company amortized approximately $76 and $151 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, the Company had $2,961 and $3,191 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three and six months ending June 30, 2016, the Company incurred interest expense on the Notes of $1,434 and $2,856, respectively. For the three and six months ending June 30, 2015, the Company incurred interest expense on the Notes of $844 and $1,688, respectively.

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

The Company recognized a realized loss for three and six months ended June 30, 2016 of $65 and $168, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for three and six months ended June 30, 2015 of $111 and $227, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2016, the Company recognized $12 and ($40), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is reflected in net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, the Company recognized $39 and ($143), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is reflected in net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, the Company’s fair value of its swap agreement is ($246) and ($206), respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2016 and December 31, 2015, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2,500	$—
BeneSys Inc.	218	218
The John Gore Organization, Inc. (1)	—	3,153

	$2,718	$3,371

Unfunded revolving commitments
Holland Intermediate Acquisition Corp.	$3,000	$3,000
The John Gore Organization, Inc. (1)	800	1,478
OEM Group, LLC	490	—

	$4,290	$4,478

Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	312	356

	$992	$1,036

Total unfunded commitments	$8,000	$8,885

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

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

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2016 distributions as of June 30, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2016 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

11. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Per Share Data:
Net asset value, beginning of period	$12.24	$13.20	$12.58	$13.08
Net investment income, after taxes(1)	0.35	0.35	0.75	0.70
Net change in unrealized appreciation on investments(1)	(0.48)	0.08	(0.38)	0.18
Benefit for taxes on unrealized gain on investments(1)	—	(0.01)	—	—
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	—	—	—	(0.01)
Net realized gain (loss) on investments(1)(2)	0.11	—	(0.39)	—

Net (decrease) increase in net assets resulting from operations	(0.02)	0.42	(0.02)	0.87
Accretive effect of repurchase of common stock	—	0.01	—	0.02
Distributions to stockholders from net investment income	(0.34)	(0.34)	(0.68)	(0.68)

Net asset value, end of period	$11.88	$13.29	$11.88	$13.29

Per share market value at end of period	$11.13	$11.55	$11.13	$11.55
Total return(3)(4)	5.91%	(3.25%)	10.56%	3.91%
Shares outstanding at end of period	33,169	33,601	33,169	33,601
Ratio/Supplemental Data:
Net assets at end of period	$394,103	$446,495	$394,103	$446,495
Ratio of total expenses to average net assets (5)(6)	8.81%	10.70%	8.88%	10.71%
Ratio of net investment income to average net assets	11.71%	10.49%	12.40%	10.74%
Portfolio turnover	2.42%	5.14%	9.65%	11.81%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended June 30, 2016, the ratio components included 0.00% of incentive fee, 2.81% of base management fee, 3.88% of the cost of borrowing, 2.07% of other operating expenses, and 0.05% of the impact of all taxes. For the three months ended June 30, 2015, the ratio components included 2.59% of base management fee, 2.69% of incentive fee, 3.19% of the cost of borrowing, 2.12% of other operating expenses, and 0.11% of the impact of all taxes.

For the six months ended June 30, 2016, the ratio components included 0.02% of incentive fee, 2.82% of base management fee, 3.83% of the cost of borrowing, 2.09% of other operating expenses, and 0.12% of the impact of all taxes. For the six months ended June 30, 2015, the ratio components included 2.66% of base management fee, 2.70% of incentive fee, 3.19% of the cost of borrowing, 2.05% of other operating expenses, and 0.11% of the impact of all taxes.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Dollar amount repurchased	$1,000	$3,765	$1,537	$3,765
Shares repurchased	91	304	142	304
Average price per share (including commission)	$10.99	$12.38	$10.86	$12.38
Weighted average discount to net asset value	10.34%	6.20%	12.22%	6.20%

13. Subsequent Events

From July 1, 2016 through August 4, 2016, excluding additional investments made as part of restructurings mentioned below, the Company closed one new and one follow-on investment totaling $6,550 in the business services and media, entertainment and leisure industries. Both the new and follow-on investments were first lien floating rate investments with a combined weighted average yield based upon cost at the time of the investment of 10.1%.

On July 1, 2016, the Company received proceeds of $10,200 from the repayment of its second lien investment in American Covers, Inc., which included a prepayment premium of $200.

On July 1, 2016, the Company restructured its investment in Loadmaster Derrick & Equipment, Inc. As part of the restructuring, the Company exchanged the cost basis of its senior secured loans totaling $14,705 for a new senior secured first lien term loan of $7,000 and an income producing debt-like preferred equity position, valued at $1,114. As result of the restructuring, the Company recognized a $6,591 loss on conversion to preferred equity. Additionally, the Company made a $1,500 investment in a first lien senior secured term loan as part of the restructuring.

On July 22, 2016, the Company restructured its investment in Tri-Starr Management Services, Inc. As part of the restructuring, the Company exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3,136. As result of the restructuring, the Company recognized a $17,422 loss on conversion of its subordinated debt investment to common equity. Additionally, the Company made a $3,135 investment to acquire a first lien senior secured term loan position in the company as part of the restructuring.

On August 2, 2016, the Company’s board of directors declared a dividend of $0.34 per share payable on September 30, 2016 to stockholders of record at the date of business on September 15, 2016.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)	Amount of interest or fees credited in income (2)	Fair Value at December 31, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2016
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$1,698	$14,168	$2,007	$—	$16,175
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Dimont & Associates, Inc. (5)
Subordinated term loan 11.0% PIK due 4/16/2018	—	265	4,208	(4,473)	—
50,004 shares of common stock	—	—	6,569	(6,569)	—
OEM Group, LLC (6)
Senior secured term loan LIBOR+9.5% cash due 2/15/2019	541	—	18,703	—	18,703
Senior secured revolving term loan LIBOR+9.5% cash due 6/30/2017	158	—	6,510	—	6,510
93.51 shares of common stock	—	—	8,314	(115)	8,199
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	460	6,455	9	(41)	6,423
4,747 shares of series A preferred stock	12	5,227	204	—	5,431
20,639 shares of common stock	—	964	136		1,100
THL Credit Logan JV LLC (7)
80% economic interest	3,334	44,782	10,934		55,716

Total Control Investments	$6,203	$81,823	$57,594	$(11,198)	$128,219

Affiliate Investments
THL Credit Greenway Fund LLC (8)
Investment in fund	157	3	—	(2)	1
THL Credit Greenway Fund II LLC (8)
Investment in fund	708	4	—	—	4

Total Affiliate Investments	$865	$7	$—	$(2)	$5

Total Control and Affiliate Investments	$7,068	$81,830	$57,594	$(11,200)	$128,224

(1)	The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2015 and June 30, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.
(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.
(5)	On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for a non-controlling equity interest in a related entity valued at $129.
(6)	On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in an affiliated entity.
(7)	Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.
(8)	Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;

•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;

•	the relative and absolute investment performance and operations of our investment adviser;

•	the impact of increased competition;

•	the impact of future acquisitions and divestitures;

•	the unfavorable resolution of legal proceedings;

•	our business prospects and the prospects of our portfolio companies;

•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;

•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;

•	our contractual arrangements and relationships with third parties;

•	any future financings by us;

•	the ability of the Advisor to attract and retain highly talented professionals;

•	fluctuations in foreign currency exchange rates; and

•	the impact of changes to tax legislation and, generally, our tax position.

•	our ability to exit a control investment in a timely manner

•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

Overview

THL Credit, Inc., or we, us, our or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of lower middle market companies.

As of June 30, 2016, we, together with our credit-focused affiliates, collectively had $7,284 million of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or THL Credit Senior Loan Strategies LLC, a consolidated subsidiary of the Advisor.

We are a direct lender to lower middle market companies and invest primarily in directly originated first lien and second lien secured loans, including through unitranche investments. In certain instances, we also make subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities and direct equity investments. Our first lien secured loans may be structured as traditional first lien loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,757 million in aggregate commitments into 85 separate portfolio investments through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $1,056 million from paydowns and sales of these investments. The Company alone has received $858 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2016, we had $691.7 million of portfolio investments (at fair value), which represents a $62.5 million, or 8.3% decrease from the $754.2 million (at fair value) as of December 31, 2015. Our portfolio consisted of 49 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2016, compared to 55 portfolio investments, including Greenway and Greenway II, as of December 31, 2015.

At June 30, 2016, our average portfolio company investment, exclusive of Greenway, Greenway II and portfolio investments where we only have an equity investment or an investment in a fund (including restructured investments where we converted debt to equity and Logan JV), at amortized cost and fair value was approximately $16.0 million and $15.0 million, respectively and our largest portfolio company investment by cost was approximately $33.5 million and by fair value was $33.4 million. At December 31, 2015, our average portfolio company investment at both amortized cost and fair value was approximately $15.5 million and $15.1 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $32.8 million and $29.8 million, respectively.

At June 30, 2016, based upon fair value, 84.2% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and 15.8% bore interest at fixed rates. At December 31, 2015, 78.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 21.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2016	December 31, 2015
First lien secured debt (1)	10.0%	11.5%
Second lien debt	10.8%	11.0%
Subordinated debt (1)	13.1%	8.7%
Investments in payment rights (2)	17.6%	17.6%
CLO residual interests (2)	14.2%	14.8%
Income-producing equity securities	11.6%	11.4%
Logan JV	12.8%	12.8%

Debt and income-producing investments including Logan JV (1) (3)	10.9%	11.3%

(1)	Includes the impact of all loans on non-accrual status, excluding those loans that were recently restructured. If such loans were included, the weighted average yields as of June 30, 2016 would have been 9.5%, 8.9% and 10.3% for first lien secured debt, subordinated debt and total debt and income-producing investments including Logan JV, respectively. There would be no changes to the weighted average yields as of December 31, 2015.
(2)	Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows.
(3)	As of June 30, 2016 and December 31, 2015, dividend income and realized gains declared of $1.8 million and $1.5 million for the three months ended June 30, 2016 and December 31, 2015, respectively, represented a yield to us of 12.8% and 12.8%, respectively, based on average equity invested.

As of June 30, 2016 and December 31, 2015, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $19 million and $16 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2016 and December 31, 2015, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

As of June 30, 2016, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 85% of our portfolio investments are in sponsored investments and 15% of our portfolio investments are in unsponsored investments. As of June 30, 2016, we have closed portfolio investments with 50 different sponsors since inception. We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2016, our portfolio of unsponsored investments included seven investments. Four are performing at or above our expectations and have an Investment Score of 1 or 2. Of the other three unsponsored investments two, OEM Group and Tri-Starr Management Services have been recently restructured, and the last one, Copperweld Bimetallics LLC is in the process of being restructured during the three months ended September 30, 2016. These three investments have Investment Scores ranging from 3 to 5.

As of December 31, 2015, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 81% of our portfolio investments are in sponsored investments and 19% of our portfolio investments are in unsponsored investments. As of December 31, 2015, we have closed portfolio investments with 49 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$364.5	50.9%	$348.7	50.4%
Second lien debt	141.1	19.7%	134.8	19.5%
Equity investments	55.3	7.7%	68.7	9.9%
Warrants	0.2	0.0%	5.4	0.8%
Subordinated debt	65.2	9.1%	47.6	6.9%
Investment in Logan JV	59.0	8.2%	55.7	8.1%
CLO residual interests	15.9	2.2%	13.0	1.9%
Investment in payment rights	11.5	1.6%	13.3	1.9%
Investments in funds	4.1	0.6%	4.5	0.6%

Total investments	$716.8	100.0%	$691.7	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$377.6	49.3%	$366.5	48.6%
Second lien debt	179.3	23.4%	177.1	23.5%
Equity investments	52.7	6.9%	69.7	9.2%
Subordinated debt	75.2	9.8%	63.8	8.5%
Investment in Logan JV	49.4	6.4%	44.8	5.9%
CLO residual interests	17.1	2.2%	15.0	2.0%
Investment in payment rights	11.5	1.5%	13.3	1.8%
Investments in funds	4.0	0.5%	4.0	0.5%

Total investments	$766.8	100.0%	$754.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which is Level 1, and investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

We expect the percent of first lien senior secured loans to continue to increase as a percent of total investments as we are repaid or liquidate our second lien debt, subordinated debt, CLO residual interests and other equity holdings over time and redeploy these proceeds. Equity investments are expected to increase temporarily as we complete restructurings in the second half of 2016.

The following is a summary of the industry classification in which the Company invests as of June 30, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$143.7	$142.4	36.14%
Financial services	128.5	127.8	32.42%
Manufacturing	70.2	70.1	17.79%
IT services	72.3	67.5	17.13%
Retail & grocery	36.1	44.0	11.17%
Healthcare	44.4	44.0	11.16%
Energy / utilities	46.8	36.8	9.33%
Media, entertainment and leisure	29.3	35.0	8.87%
Industrials	27.4	25.5	6.46%
Business Services	41.7	22.2	5.63%
Food & beverage	20.8	21.8	5.54%
Transportation	18.7	20.8	5.29%
Restaurants	21.0	20.8	5.28%
Structured products	15.9	13.0	3.29%

Total Investments	$716.8	$691.7	175.50%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$157.3	$155.8	37.16%
Financial services	126.8	113.7	27.15%
IT services	100.7	99.1	23.66%
Healthcare	61.6	66.9	15.97%
Manufacturing	69.4	63.4	15.13%
Retail & grocery	34.6	44.5	10.62%
Energy / utilities	46.6	41.7	9.96%
Business services	41.8	34.7	8.29%
Industrials	28.2	27.4	6.54%
Food & beverage	22.4	23.4	5.59%
Transportation	19.5	21.6	5.15%
Restaurants	20.9	20.9	4.98%
Media, entertainment and leisure	15.4	20.7	4.95%
Structured products	17.1	15.0	3.58%
Aerospace & defense	4.5	5.4	1.30%

Total Investments	$766.8	$754.2	180.03%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2016 and 2015 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
New portfolio investments	$—	$12.3	$40.0	$12.3
Existing portfolio investments:
Follow-on investments	15.3	37.5	23.6	53.1
Delayed draw and revolver investments	1.9	1.8	6.5	4.0

Total existing portfolio investments	17.2	39.3	30.1	57.1

Total portfolio investment activity	$17.2	$51.6	$70.1	$69.4

Number of new portfolio investments	—	1	2	1
Number of existing portfolio investments	6	7	9	10
First lien secured debt	$8.3	$4.7	$56.2	$13.4
Second lien debt	—	25.2	—	25.2
Investment in Logan JV	5.6	10.7	9.6	18.8
Subordinated debt	1.7	5.0	2.4	5.0
Equity investments	1.6	6.0	1.8	6.8
Investments in funds	—	—	0.1	0.2

Total portfolio investments	$17.2	$51.6	$70.1	$69.4

Weighted average yield of new debt investments	10.5%	11.9%	10.6%	11.6%
Weighted average yield, including all new income- producing investments	10.8%	12.2%	10.7%	11.9%

For the three and six months ended June 30, 2016, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $46.1 million and $110.1 million, respectively. For the three and six months ended June 30, 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $38.9 million and $97.9 million, respectively.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;

•	Repayment of a second lien term loan in Connecture, Inc., which resulted in proceeds of $22.3 million, including a prepayment premium and other fees of $0.4 million;

•

Repayment of a first lien senior secured term loan and revolving loan in Hart Intercivic, Inc at par, which resulted in proceeds of $14.7 million. A new investment of $25.6 million was made in the first lien senior secured term loan in connection with a refinancing of the business;

•	Repayment of a second lien term loan Vision Solutions, Inc. at par, which resulted in proceeds of $9.6 million;

•	Repayment of a second lien term loan in Allen Edmonds Corporation at par, which resulted in proceeds of $7.3 million;

•	Sale of a common equity position in Surgery Center Holdings, Inc., which resulted in proceeds of $3.7 million, all of which was recognized as a realized gain;

•

Repayment of a first lien senior secured term loan at par and sale of our equity investment in Airborne Tactical Advantage Company, LLC, which resulted in proceeds of $5.2 million. These proceeds included a realized gain of $0.7 million and a $0.2 million escrow related to the sale of the business; and

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations and through June 30, 2016, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.4% (based on cash principal invested of $727.6 million and total proceeds from these exited investments of $910.5 million). 94.1% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Logan JV is capitalized with equity contributions which are generally called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of us, coupled with that of Perspecta, and we may withhold such authorization for any reason in our sole discretion. As of June 30, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.8	35.2

Total Investments	$250.0	$73.8	$176.2

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$49.4	$150.6
Perspecta Trident LLC	50.0	12.4	37.6

Total Investments	$250.0	$61.8	$188.2

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2015 and 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135.0 million. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of June 30, 2016 and December 31, 2015, Logan JV had $124.2 million and $108.1 million of outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At June 30, 2016, the effective interest rate on the Logan JV Credit Facility was 3.17% per annum.

As of June 30, 2016 and December 31, 2015, Logan JV had total investments at fair value of $188.8 million and $161.9 million, respectively. As of June 30, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 94 and 85 different borrowers, respectively. As of June 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of June 30, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.2 million and $0.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of June 30,	As of December 31,
	2016	2015
First lien secured debt (1)	$173,468	$148,463
Second lien debt (1)	24,203	21,976

Total debt investments	$197,671	$170,439

Weighted average yield on first lien secured loans (2)	6.3%	6.3%
Weighted average yield on second lien loans (2)	9.3%	9.0%
Weighted average yield on all loans (2)	6.7%	6.7%
Number of borrowers in Logan JV	94	85
Largest loan to a single borrower (1)	$5,938	$4,975
Total of five largest loans to borrowers (1)	$25,052	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and six months ended June 30, 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $1.8 million and $3.3 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the three and six months ended June 30, 2015, our share of income from distributions declared related to our Logan JV LLC equity interest was $0.8 million and $1.1 million, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of June 30, 2016 and December 31, 2015, $2.5 million and $1.9 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016, dividend income and realized gains earned of $1.8 million for the quarter ended June 30, 2016, represented a dividend yield to the Company of 12.8% based upon average equity invested. As of December 31, 2015, dividend income earned of $1.5 million for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of June 30, 2016

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,477	$1,489	$1,451
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,985	1,972	1,938
Albertson’s LLC	Beverage, Food & Tobacco	4.5% (LIBOR +3.5%)	12/05/2014	08/25/2021	1,703	1,706	1,704
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,975	1,881	1,874
Ancestry.com Inc.	Services: Consumer	5% (LIBOR +4%)	09/04/2015	08/29/2022	2,978	2,961	2,971
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	2,967	2,951	2,807
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,025	1,987	1,934
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,606	4,586	4,571
Avago Technologies Cayman Finance Ltd	High Tech Industries	4.25% (LIBOR +3.5%)	11/13/2015	02/01/2023	1,995	1,976	2,000
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	985	977	705
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	993	743
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	988	865	864
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	911	863	875
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,518	1,439	1,458
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/2014	07/17/2020	1,381	1,366	1,153
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%)	04/05/2016	04/12/2023	1,700	1,651	1,711
BMC Software Finance, Inc	High Tech Industries	5% (LIBOR +4%)	06/02/2016	09/10/2020	1,995	1,801	1,775
CAbi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,166	1,157	1,166
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,938	5,677	5,697
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,661	2,635	2,634
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,814	4,797	4,790
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,481	1,416	1,385
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR +4%)	05/28/2015	10/24/2022	2,970	2,967	2,942
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,959	2,882	2,750
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,845	3,784
Creative Artists	Media: Diversified & Production	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,463	2,493	2,468

CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,970	1,978	1,941
Cvent Inc	High Tech Industries	6.25% (LIBOR +5.25%)	06/16/2016	06/03/2023	2,000	1,980	2,000
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,260	2,261	2,248
Cypress Semiconductor Corp	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	05/16/2023	2,500	2,463	2,489
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,980	1,931	1,928
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,957	2,948	2,529
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR	03/16/2015	05/29/2020	2,543	2,444	2,479

Company/Security	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,479	1,455	1,179
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,990	3,723	3,805
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	985	930	735
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	993	988	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,970	2,958	2,955
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,940	3,766	3,627
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	2,000	1,920	1,912
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,474	1,447	1,471
Insurance Technologies	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,612	1,600	1,620
Insurance Technologies (3)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(2)	1
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,042	1,038	1,026
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	964	964
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/08/2022	4,000	3,940	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,811	1,974
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,463	1,365	1,411
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,463	1,328	1,419
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,942	4,942	4,992
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,631	2,645	2,624
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	339	341	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,752	4,715	4,526
Match Group Inc	High Tech Industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	731	729	736
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,474	1,456	1,215
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,984	1,973	1,798
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,972	2,850	2,738
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,990	1,976	1,887
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,970	2,960	2,970
Novitex Acquisition, LLC	Consumer goods: Non-Durable	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	968	955	919
OSG Bulk Ships Inc.	Transportation: Cargo	5.25% (LIBOR +4.25%)	03/08/2016	08/05/2019	2,204	1,980	2,135
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	988	965
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	993	970	983
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	931	928	928
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,941	2,934	2,957
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,463	2,440	2,230
Riverbed Technology, Inc.	High Tech Industries	5% (LIBOR +4%)	02/25/2015	04/25/2022	975	971	977
SCS Holdings Inc	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,964	1,977
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,876	3,785	3,682
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,488	2,466	2,481
SolarWinds Inc	High Tech Industries	6.5% (LIBOR +5.5%)	02/01/2016	02/03/2023	3,000	2,880	2,994
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	1,888	1,829	1,391
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	743	713	758
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,975	1,864	1,294
Travelport Finance Luxembourg Sarl	Services: Business	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,977	2,992	2,965

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
TTM Technologies Inc	High Tech Industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	885	860	879
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,990	1,971	1,990
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	235	222	231
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	985	977	984
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	911	911	864
Western Digital Corp	High Tech Industries	6.25% (LIBOR +5.5%)	03/30/2016	05/01/2023	2,000	1,941	2,011
Zep Inc	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,970	2,977	2,975

Total Senior Secured First Lien Term Loans						$169,674	$166,190

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,783	$2,762
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	963	985
Asurion Delivery and Installation Services, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	02/18/2015	03/03/2021	4,000	3,884	3,868
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	987	910
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	496	476
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,702	1,840
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	1,000	987	955
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	925
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	517
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	989	950
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	478	377
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,722	2,726
IPC Corp	Telecommunications	10.5% (LIBOR +9.5%)	03/03/2015	02/06/2022	1,500	1,410	1,189
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	991	960
MRI Software LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	987	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	927	785
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	993	930
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	420

Total Second Lien Term Loans						$23,319	$22,619

Total Investments						$192,993	$188,809

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of June 30, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR +6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

Selected Balance Sheet Information

	As of June 30,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $192,993 and $167,729, respectively)	$188,809	$161,911
Cash	16,774	7,671
Other assets	2,699	2,091

Total assets	$208,282	$171,673

Liabilities:
Loans payable	$124,162	$108,137
Payable for investments purchased	10,202	4,367
Distribution payable	3,095	2,375
Other liabilities	1,178	816

Total liabilities	$138,637	$115,695

Members’ capital	$69,645	$55,978

Total liabilities and members’ capital	$208,282	$171,673

Selected Statement of Operations Information

	For the three months ended June 30, 2016	For the three months ended June 30, 2015	For the six months ended June 30, 2016	For the six months ended June 30, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,470	$1,472	$6,660	$2,203
Fee income	47	61	78	61

Total revenues	3,517	1,533	6,738	2,264
Credit facility expenses(1)	1,183	455	2,281	731
Other expenses	147	92	238	117

Total expenses	1,330	547	2,519	848

Net investment income	2,187	986	4,219	1,416
Net realized gains	—	—	14	—
Net change in unrealized appreciation (depreciation) on investments	1,833	(376)	1,634	107

Net increase in members’ capital from operations	$4,020	$610	$5,867	$1,523

(1)

As of June 30, 2016, Logan JV had $124,162 outstanding debt under the credit facility with an effective interest rate of 3.17% per annum. As of June 30, 2015, Logan JV had $67,500 outstanding debt under the credit facility with an effective interest rate of 2.80%.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of June 30, 2016, all of Greenway’s committed capital has been fully called. Our nominal investment in Greenway is reflected in the June 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of June 30, 2016, distributions representing 120.3% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through June 30, 2016 totaled $180.4 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended June 30, 2016 and 2015, we earned $0.04 million and $0.2 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, we earned $0.2 million and $0.4 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $0.1 million and $0.1 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II

LLC and the account of the related investment vehicle. Greenway II had $186.5 million of commitments primarily from institutional investors. As of June 30, 2016, all of Greenway II’s committed capital has been fully called. Our capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the June 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by us. As of June 30, 2016, distributions representing 47.4% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through June 30, 2016 totaled $88.7 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended June 30, 2016 and 2015, we earned $0.3 million and $0.4 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, we earned $0.7 million and $0.9 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $0.5 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $0.1 million and $0 of interest owed to Greenway II was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, $0.3 million and $0.4 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2016 and December 31, 2015, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

			As of June 30, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516.4	$6.2	$5.6	$6.8	$6.2
Flagship VII, Ltd.	12.6%	$441.8	3.3	2.2	3.5	3.1
Flagship VIII, Ltd.	25.1%	$470.9	6.4	5.2	6.8	5.7

Total CLO residual interests			$15.9	$13.0	$17.1	$15.0

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

For the three months ended June 30, 2016 and 2015, we recognized interest income totaling $0.6 million and $1.1 million, respectively, related to CLO residual interests. For the six months ended June 30, 2016 and 2015, we recognized interest income totaling $1.2 million and $2.3 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of June 30, 2016 was $11.5 million and $13.3 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11.5 million and $13.3 million, respectively. For the three months ended June 30, 2016 and 2015, the Company recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the six months ended June 30, 2016 and 2015, the Company recognized interest income totaling $1.0 million and $1.0 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.20 and 2.13 at June 30, 2016 and December 31, 2015, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016		December 31, 2015
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$106.2	15.3%	$137.6	18.2%
2(b)	376.5	54.5%	417.4	55.4%
3(c)	178.9	25.9%	185.3	24.6%
4(d)	27.0	3.9%	13.6	1.8%
5(e)	3.1	0.4%	0.3	—

Total	$691.7	100.0%	$754.2	100.0%

(a)	As of June 30, 2016 and December 31, 2015, Investment Score “1” included $20.6 million and $26.5 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2016 and December 31, 2015, Investment Score “2” included $97.5 million and $122.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2016 and December 31, 2015, Investment Score “3” included $89.8 million and $48.4 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2016 and December 31, 2015, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of June 30, 2016 and December 31, 2015, Investment Score “5” included $0 and $0.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2016, we had three loans on non-accrual status with an amortized cost basis of $54.5 million and fair value of $30.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2016 as well as Recent Developments. As of December 31, 2015, we had two loans on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2016 and 2015

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and residual interests, or equity, of collateralized loan obligations, or CLOs. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Interest income on debt securities
Cash interest	$13.4	$16.7	$29.4	$34.5
PIK interest	0.5	1.4	1.0	1.9
Prepayment premiums	0.3	—	0.3	0.2
Net accretion of discounts and other fees	0.8	0.9	1.8	1.6

Total interest on debt securities	15.0	19.0	32.5	38.2
Dividend income	2.6	1.1	5.0	1.4
Interest income on other income-producing securities	1.7	2.1	3.6	4.1
Fees related to Greenway and Greenway II	0.4	0.7	0.9	1.2
Other income(1)	0.8	0.9	1.1	2.6

Total	$20.5	$23.8	$43.1	$47.5

(1)

For the three months ended June 30, 2016 and 2015, we recognized $0 and $0.3 million, respectively, of material non-recurring fees. For the six months ended June 30, 2016 and 2015, we recognized $0 and $1.1 million, respectively, of material non-recurring fees. For the three and six months ended June 30, 2015, these amounts consisted of fees due from certain portfolio investments.

The decrease in investment income between the three month periods was primarily due to the contraction in overall investment portfolio since June 30, 2015, which led to lower interest income and additional loans that were put on non-accrual status. This decrease was offset primarily by an increase in dividend income related to the Logan JV.

The decrease in investment income between the six month periods was primarily related to the contraction in the overall investment portfolio, additional loans that were put on non-accrual status and lower other income related to fees on certain portfolio investments. Interest income on both debt and other income securities was lower primarily due to the recycling of proceeds from prepayments and sales of debt investments into the Logan JV and the impact of an additional non-accrual investments. This decrease was offset by an increase in dividend income related to the Logan JV.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Accumulated PIK balance, beginning of period	$9.5	$6.3	$9.3	$7.0
PIK income capitalized/receivable	0.5	1.8	1.1	2.4
PIK received in cash from repayments	—	(0.5)	(0.3)	(1.8)
PIK recognized through restructuring	—	—	(0.1)	—

Accumulated PIK balance, end of period	$10.0	$7.6	$10.0	$7.6

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2016 and 2015.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Expenses
Interest and fees on Borrowings (a)	$3.9	$3.6	$7.8	$7.1
Incentive fees(b)	—	3.0	—	6.0
Base management fees	2.8	2.9	5.7	5.9
Other expenses	1.1	1.4	2.5	2.6
Administrator expenses	0.9	0.9	1.8	1.9

Total expenses before taxes	8.7	11.8	17.8	23.5
Income tax provision, excise and other taxes (c)	0.1	—	0.2	0.2

Total expenses after taxes	$8.8	$11.8	$18.0	$23.7

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes.
(b)	For the three months ended June 30, 2016, the ordinary income incentive fee expense of $2.3 million was reduced to $0 as a result of net realized and unrealized losses in the portfolio. For the six months ended June 30, 2016, the ordinary income incentive fee expense of $5.0 million was reduced to $0.03 million as a result of net realized and unrealized losses in the portfolio.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses during the three and six month periods was due primarily to lower incentive fees as a result of net realized and unrealized losses in the portfolio. This decrease was offset by an increase in interest and fees on borrowings.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.7 million, or $0.35 per common share based on a weighted average of 33,233,915 common shares outstanding for the three months ended June 30, 2016, as compared to $11.9 million, or $0.35 per common share based on a weighted average of 33,810,089 common shares outstanding for the three months ended June 30, 2015.

Net investment income was $25.1 million, or $0.75 per common share based on a weighted average of 33,289,811 common shares outstanding for the six months ended June 30, 2016, as compared to $23.8 million, or $0.70 per common share based on a weighted average of 33,857,384 common shares outstanding for the six months ended June 30, 2015.

The decrease in net investment income between the three month periods is primarily attributable to additional loans put on non-accrual status, a decrease in cash interest on debt investments and an increase in interest and fees on borrowings. This was offset by lower incentive fees as a result of net realized and unrealized losses in the portfolio and the increase in dividend income related to the Logan JV.

The increase in net investment income between the six month periods is primarily attributable to the lower incentive fees as a result of net realized and unrealized losses in the portfolio and the increase in dividend income related to the Logan JV. This was partially offset by additional loans put on non-accrual status, a decrease in cash interest on debt investments and other income related to fees earned on certain portfolio investments as well as an increase in interest and fees on borrowings.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and six months ended June 30, 2016 and 2015 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
AIM Media Texas Operating, LLC	$—	$—	$(0.1)	$—
Airborne Tactical Advantage Company, LLC	—	—	0.7	—
Dimont & Associates, Inc. (1)	—	—	(10.9)	—
OEM Group, Inc. (2)	—	—	(6.2)	—
Surgery Center Holdings, Inc.	3.7	—	3.6
Other	—	—	—	0.1

Net realized (losses)/gains	$3.7	$—	$(12.9)	$0.1

(1)	On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.
(2)	On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gross unrealized appreciation on investments	$6.2	$6.3	$7.3	$13.9
Gross unrealized depreciation on investments	(18.6)	(3.7)	(29.6)	(7.3)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	(3.5)	(0.1)	9.8	(0.3)

Total	$(15.9)	$2.5	$(12.5)	$6.3

The net change in unrealized appreciation (depreciation) on our investments for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was driven primarily by changes in the capital market conditions and financial performance of certain assets including Hostway Corporation, Tri Starr Management Services, Inc. and Washington Inventory Service.

The net change in unrealized appreciation (depreciation) on our investments for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was driven primarily by changes in the capital market conditions and the financial performance of certain assets including Charming Charlie, LLC, Hostway Corporation and Tri Starr Management Services, Inc. This was offset by an increase in unrealized appreciation on our investments in Dimont & Associates, Inc. and OEM Group, Inc. of approximately $16.4 million, which was a reversal of prior period unrealized depreciation, as the result of recognizing $17.1 million in realized losses as part of the restructuring of both businesses.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2016 and 2015, the Company recognized a provision for tax on unrealized gains on investments of $0.1 million and $0.4 million for consolidated subsidiaries, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized a provision for tax on unrealized gains on investments of $0.2 million and $0.2 million for consolidated subsidiaries, respectively. As of June 30, 2016 and December 31, 2015, $4.0 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended June 30, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.01 million and $0.04 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled ($0.04) million and ($0.1) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended June 30, 2016 and 2015, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the six months ended June 30, 2016 and 2015, we realized a loss of $0.2 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(0.7) million, or $(0.02) per common share based on a weighted average of 33,233,915 common shares for the three months ended June 30, 2016, as compared to $14.1 million, or $0.42 per common share based on a weighted average of 33,810,089 common shares for the three months ended June 30, 2015.

Net (decrease) increase in net assets resulting from operations totaled $(0.7) million, or $(0.02) per common share based on a weighted average of 33,289,811 common shares for the six months ended June 30, 2016, as compared to $29.6 million, or $0.87 per common share based on a weighted average of 33,857,384 common shares for the six months ended June 30, 2015.

The decrease in net assets resulting from operations between the respective periods is due primarily to net realized and unrealized losses in the portfolio.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2016 Annual Stockholder Meeting held on June 2, 2016, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

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

We borrowed $65.0 million under our Revolving Facility for the six months ended June 30, 2016 and repaid $100.3 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $76.0 million under our Revolving Facility for the six months ended June 30, 2015 and repaid $88.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $59.6 million and $44.0 million for the six months ended June 30, 2016 and 2015, respectively, primarily in connection with the prepayments and sales of portfolio investments. For the six months ended June 30, 2016, our financing activities used $35.3 million to repay borrowings on our facility, $22.6 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs. For the six months ended June 30, 2015, our financing activities used $12.0 million to repay borrowings on our facility, $23.0 million for distributions to stockholders, $3.8 million to repurchase common stock, and $0.1 million for the payment of financing and offering costs.

As of June 30, 2016 and December 31, 2015, we had cash of $4.0 million and $3.9 million, respectively. We had no cash equivalents as of June 30, 2016 and December 31, 2015.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding(1)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding(2)	Weighted Average Interest Rate
Revolving Facility	$303.5	$116.9	3.00%	$303.5	$152.2	2.94%
Term Loan Facility	106.5	106.5	3.25%	106.5	106.5	3.19%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%
2022 Notes	35.0	35.0	6.75%	35.0	35.0	6.75%

Total	$495.0	$308.4	4.12%	$495.0	$343.7	3.96%

(1)

As of June 30, 2016, excludes deferred financing costs of $1.7 million for the Term Loan Facility, $1.6 million for the 2021 Notes and $1.3 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)

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

The Revolving Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month LIBOR period.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on its Term Loan currently has a one month LIBOR period.

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

For the six months ended June 30, 2016, we borrowed $65.0 million and repaid $100.3 million under the Facilities. For the six months ended June 30, 2015, we borrowed $76.0 million and repaid $88.0 million under the Facilities.

As of June 30, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $2.1 million, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2016 and 2015. Interest expense and related fees, excluding amortization of deferred financing costs, of $4.1 million and $4.2 million, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2016 and 2015.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of June 30, 2016 was in excess of 200%. Amortization of deferred financing costs of $0.3 million and $0.3 million, respectively, were incurred in connection with the facilities for the three months ended June 30, 2016 and 2015. Amortization of deferred financing costs of $0.5 million and $0.7 million, respectively, were incurred in connection with the facilities for the six months ended June 30, 2016 and 2015. As of June 30, 2016, we had $2.9 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.7 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, we had $3.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.9 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2016, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2016, the carrying amount and fair value of our 2021 and 2022 Notes was $85.0 million and $85.7 million, respectively. As of December 31, 2015, the carrying value and fair value of our 2021 and 2022 Notes was $85.0 million and $84.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $3.6 million of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2016, we amortized approximately $0.1 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and six months ended June 30, 2015, we amortized approximately $0.1 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, we had approximately $3.0 million and $3.2 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three and six months ending June 30, 2016, we incurred interest expense on the Notes of approximately $1.4 million and $2.9 million, respectively. For the three and six months ending June 30, 2015, we incurred interest expense on the Notes of approximately $0.8 million and $1.7 million, respectively.

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

For the three months ended June 30, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, we recognized $0.2 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended June 30, 2016 and 2015, we recognized $0.01 million and $0.04 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is reflected in net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the six months ended June 30, 2016 and 2015, we recognized ($0.04) million and ($0.1) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is reflected in net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of June 30, 2016 and December 31, 2015, the fair value of our swap agreement is $(0.2) million and $(0.2) million, respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2016 and December 31, 2015, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2.5	$—
BeneSys Inc.	0.2	0.2
The John Gore Organization, Inc. (1)	—	3.2

	$2.7	$3.4

Unfunded revolving commitments
Holland Intermediate Acquisition Corp.	$3.0	$3.0
The John Gore Organization, Inc. (1)	0.8	1.5
OEM Group, LLC	0.5	—

	$4.3	$4.50

Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3

	$1.0	$1.0

Total unfunded commitments	$8.0	$8.9

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

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

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2016 distributions as of June 30, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2016 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table shows our contractual obligations as of June 30, 2016 (in millions):

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2016 and 2015 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Dollar amount repurchased	$1.0	$3.8	$1.5	$3.8
Shares repurchased	0.1	0.3	0.1	0.3
Average price per share (including commission)	$10.99	$12.38	$10.86	$12.38
Weighted average discount to net asset value	10.34%	6.20%	12.22%	6.20%

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

For the three months ended June 30, 2016 and 2015, we incurred base management fees payable to the Advisor of $2.8 million and $2.9 million, respectively. For the six months ended June 30, 2016 and 2015, we incurred base management fees payable to the Advisor of $5.7 million and $5.9 million, respectively. As of June 30, 2016 and December 31, 2015, $2.8 million and $2.9 million, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2016, we incurred $0 and $0.03 million, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2015, we incurred $3.0 million and $6.0 million, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior quarter was the result of realized and unrealized losses in the portfolio. If we had not incurred these net realized and unrealized losses for the three and six month periods ending June 30, 2016, we would have incurred an incentive fee related to ordinary income of $2.3 million and $5.0 million, respectively. As of June 30, 2016 and December 31, 2015, $0 and $2.9 million, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2016 and December 31, 2015, $1.3 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There were no capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2016 and December 31, 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2016 and 2015, we incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three months ended June 30, 2016 and 2015, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. For the six months ended June 30, 2016 and 2015, we incurred administrator expenses of $1.8 million and $1.9 million, respectively. As of June 30, 2016, $0.01 million was due from the Advisor. As of December 31, 2015, $0.05 million was due to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2016 and December 31, 2015, there was $0.01 million and $0.04 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2016 and December 31, 2015, we were due $0.01 million and we had a $0.05 million payable, respectively, of Administrator expense from and to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2016 and December 31, 2015, we incurred $0.01 and $0.1 million of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of June 30, 2016 and December 31, 2015, $0.6 million and $0.6 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $0.1 million and $0 of interest owed to Greenway II was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and equity investments of lower middle market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are not considered to be the best estimate of fair value are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’ values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

We consider whether the volume and level of activity for the asset or liability have significantly decreased and identify transactions that are not orderly in determining fair value. Accordingly, if we determine that either the volume and/or level of activity for an asset or liability has significantly decreased (from normal conditions for that asset or liability) or price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. Valuation techniques such as an income approach might be appropriate to supplement or replace a market approach in those circumstances.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2016, we had three loans on non-accrual status with an amortized cost basis of $54.5 million and fair value of $30.1 million. As of December 31, 2015, we had two loans on non-accrual status with an amortized cost basis of $25.0 million and fair value of $13.9 million.

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

Other income includes commitment fees, fees related to the management of Greenway and Greenway II, fees related to the management of certain controlled equity investments, structuring fees, amendment fees and unused commitment fees associated with investments in portfolio companies. These fees are recognized as income when earned by us in accordance with the terms of the applicable management or credit agreement and may or may not be recurring in nature as part of our normal business operations.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended June 30, 2016 and 2015 we incurred U.S. federal excise tax and other tax expenses of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 2016 and 2015 we incurred U.S. federal excise tax and other tax expenses of $0.2 million and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and six months ended June 30, 2016 and 2015 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
Current income tax provision:
Current income tax benefit (provision)	$(0.1)	$(0.1)	$(0.2)	$(0.3)
Deferred income tax provision:
Deferred income tax benefit	0.1	0.3	0.2	0.4
(Provision) benefit for taxes on unrealized gain on investments	(0.1)	(0.4)	(0.2)	(0.2)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2016 and December 31, 2015, $0.2 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2016 and December 31, 2015, $4.0 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of June 30, 2016 and December 31, 2015, $1.3 million and $1.1 million, respectively of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

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

Recent Developments

From July 1, 2016 through August 4, 2016, excluding additional investments made as part of restructurings mentioned below, we closed one new and one follow-on investment totaling $6.6 million in the business services and media, entertainment and leisure industries. Both the new and follow-on investments were first lien floating rate investments with a combined weighted average yield based upon cost at the time of investment of 10.1%.

On July 1, 2016, we received proceeds of $10.2 million from the repayment of our second lien investment in American Covers, Inc., which included a prepayment premium of $0.2 million.

On July 1, 2016, we restructured our investment in Loadmaster Derrick & Equipment, Inc. As part of the restructuring, we exchanged the cost basis of our senior secured loans totaling $14.7 million for a new senior secured first lien term loan of $7.0 million and an income producing debt-like preferred equity position, valued at $1.1 million. As result of the restructuring, we recognized a $6.6 million loss on conversion to preferred equity. Additionally, we made a $1.5 million investment in a first lien senior secured term loan as part of the restructuring.

On July 22, 2016, we restructured our investment in Tri-Starr Management Services, Inc. As part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc., valued at $3.1 million. As result of the restructuring, we recognized a $17.5 million loss on conversion of our subordinated debt investment to common equity. Additionally, we made a $3.1 million investment to acquire a first lien senior secured term loan position in the company as part of the restructuring.

On August 2, 2016, our board of directors declared a dividend of $0.34 per share payable on September 30, 2016 to stockholders of record at the date of business on September 15, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2016, 15.8%, of the debt investments in our portfolio bore interest at fixed rates based upon fair value. Most of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our June 30, 2016 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$12.6	$5.2	$7.4
Up 200 basis points	$8.0	$3.5	$4.5
Up 100 basis points	$3.3	$1.7	$1.6
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2016 for more information on the incentive fee.

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

We have invested a portion of our capital in second lien and subordinated loans and the “last-out” tranche of unitranche loans issued by our portfolio companies and intend to continue to do so in the future. The portfolio companies usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. Such subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. These debt instruments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under the debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such senior creditors, such portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

Certain loans that we make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. In addition, we have made in the past, and may make in the future, unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on a portfolio company’s collateral, if any, will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by the first priority liens on the collateral will generally control the liquidation of and be entitled to receive proceeds from any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from the sale or sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds are not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

The rights we may have with respect to the collateral securing certain loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements or agreements among lenders. Under these agreements, we may forfeit certain rights with respect to the collateral to holders with prior claims. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of those enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and certain rights to receive interest and certain amortization payments that would be allocated to other lenders under the credit facility. We may not have the ability to control or direct such actions, even if as a result our rights as lenders are adversely affected.

We may be exposed to special risks associated with bankruptcy cases.

One or more of our portfolio companies may be involved in bankruptcy or other reorganization or liquidation proceedings. Many of the events within a bankruptcy case are adversarial and often beyond the control of the creditors. While creditors generally are afforded an opportunity to object to significant actions, we cannot assure you that a bankruptcy court would not approve actions that may be contrary to our interests. There also are instances where creditors can lose their ranking and priority if they are considered to have taken over management of a borrower.

To the extent that portfolio companies in which we have invested through a unitranche facility are involved in bankruptcy proceedings, the outcome of such proceedings may be uncertain. For example, it is unclear whether a bankruptcy court would enforce an agreement among lenders which sets the priority of payments among unitranche lenders. In such a case, the “first out” lenders in the unitranche facility may not receive the same degree of protection as they would if the agreement among lenders was enforced.

The reorganization of a company can involve substantial legal, professional and administrative costs to a lender and the borrower. It is subject to unpredictable and lengthy delays and during the process a company’s competitive position may erode, key management may depart and a company may not be able to invest adequately. In some cases, the debtor company may not be able to reorganize and may be required to liquidate assets. The debt of companies in financial reorganization will, in most cases, not pay current interest, may not accrue interest during reorganization and may be adversely affected by an erosion of the issuer’s fundamental value.

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

Our investments in the consumer products sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products is affected by the health of consumers. Companies in the consumer products sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products sector.

Our investments in the financial services sector are subject to various risks including volatility and extensive government regulation.

These risks include the effects of changes in interest rates on the profitability of financial services companies, the rate of corporate and consumer debt defaults, price competition, governmental limitations on a company’s loans, other financial commitments, product lines and other operations and recent ongoing changes in the financial services industry (including consolidations, development of new products and changes to the industry’s regulatory framework). The deterioration of the credit markets starting in late 2007 generally has caused an adverse impact in a broad range of markets, including U.S. and international credit and interbank money markets generally, thereby affecting a wide range of financial institutions and markets. In particular, events in the financial sector in late 2008 resulted, and may continue to result, in an unusually high degree of volatility in the financial markets, both domestic and foreign. This situation has created instability in the financial markets and caused certain financial services companies to incur large losses. Insurance companies have additional risks, such as heavy price competition, claims activity and marketing competition, and can be particularly sensitive to specific events such as man-made and natural disasters (including weather catastrophes), terrorism, mortality risks and morbidity rates.

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

Because of rapid technological change, the selling prices of products and services provided by technology-related companies have historically decreased over their productive lives. As a result, the selling prices of products and services offered by technology-related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect the value of the technology-related companies in our portfolio.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment in a timely manner could result in a realized loss on the investment.

We currently have, and may acquire in the future, control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controlled portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could experience a decrease in the value of our portfolio company holdings and potentially incur a realized loss on the investment.

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

During the six months ended June 30, 2016, we purchased 141,554 shares at a weighted average price per share of $10.86, inclusive of commissions. This represents a discount of approximately 12.22% to average net asset value per share for the six months ended June 30, 2016. The following table presents information with respect to the Company’s purchases of its common stock during the six months ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2016 through January 31, 2016	—	$—	—	$17,709,829.83
February 1, 2016 through February 29, 2016	—	$—	—	$17,709,829.83
March 1, 2016 through March 31, 2016(1)	50,600	$10.62	50,600	$24,462,535.82
April 1, 2016 through April 30, 2016	—	$—	—	$24,462,535.82
May 1, 2016 through May 31, 2016	4,266	$11.03	4,266	$24,415,492.51
June 1, 2016 through June 30, 2016	86,688	$10.99	86,688	$23,462,535.50

	141,554	$10.86	141,554

(1)	Shares repurchased were under the new $25.0 million repurchase program authorized by the Company’s board of directors on March 8, 2016.

The Company’s net asset value per share was increased by approximately $0.00 as a result of the share repurchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Mr. Hunter Stropp, President of THL Credit, Inc. and THL Credit Advisors LLC notified the Board of Directors on August 2, 2016 that effective September 30, 2016 he will resign as President of THL Credit, Inc. and THL Credit Advisors LLC to pursue other endeavors. Co-Chief Executive Officers Chris Flynn and Sam Tillinghast will assume Mr. Stropp’s responsibilities.

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

THL CREDIT, INC.

Date: August 4, 2016	By:	/S/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: August 4, 2016	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: August 4, 2016	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer