Form 10-Q
period 2016-09-30
THL Credit, Inc.
filed 2016-11-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 9, 2016 was 33,169,376.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2016

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	September 30, 2016	December 31, 2015
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $549,703 and $682,065, respectively)	$533,204	$672,333
Controlled investments (cost of $123,519 and $84,773, respectively)	139,554	81,823
Non-controlled, affiliated investments (cost of $4 and $7, respectively)	4	7

Total investments at fair value (cost of $673,226 and $766,845, respectively)	$672,762	$754,163
Cash	4,263	3,850
Interest, dividends, and fees receivable	8,334	7,060
Deferred financing costs	2,702	3,224
Deferred tax assets	1,403	1,118
Due from affiliate	489	686
Prepaid expenses and other assets	430	485
Other deferred assets	206	375
Deferred offering costs	118	—
Receivable for paydown of investments	56	330

Total assets	$690,763	$771,291

Liabilities:
Loans payable ($203,651 and $258,651 face amounts, respectively, reported net of unamortized debt issuance costs of $1,649 and $1,902, respectively. See Note 7)	$202,001	$256,749
Notes payable ($85,000 and $85,000 face amounts, respectively, reported net of unamortized debt issuance costs of $2,833 and $3,190, respectively. See Note 7)	82,167	81,809
Accrued incentive fees	3,918	4,243
Deferred tax liability	4,384	3,881
Base management fees payable	2,678	2,944
Accrued expenses and other payables	1,553	1,665
Accrued interest and fees	965	485
Other deferred liabilities	285	410
Interest rate derivative	102	206

Total liabilities	298,053	352,392
Commitments and contingencies (Notes 3 and 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 33,169 and 33,311 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	33	33
Paid-in capital in excess of par	440,088	441,742
Net unrealized (depreciation) appreciation on investments, net of provision for taxes of $4,384 and $3,791, respectively	(4,848)	(16,473)
Net unrealized depreciation on interest rate derivative	(102)	(206)
Accumulated undistributed net realized losses	(48,683)	(14,349)
Accumulated undistributed net investment income	6,222	8,152

Total net assets	392,710	418,899

Total liabilities and net assets	$690,763	$771,291

Net asset value per share	$11.84	$12.58

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$16,790	$20,616	$51,642	$62,397
Dividend income	73	22	147	315
Other income	443	563	1,499	3,063
From non-controlled, affiliated investments:
Other income	373	501	1,238	1,746
From controlled investments:
Interest income	1,164	235	2,336	712
Dividend income	2,685	1,180	7,641	2,284
Other income	38	—	113	113

Total investment income	21,566	23,117	64,616	70,630
Expenses:
Interest and fees on borrowings	3,484	3,154	10,488	9,394
Base management fees	2,678	2,991	8,390	8,885
Incentive fees	2,624	2,912	2,654	8,873
Administrator expenses	888	912	2,708	2,782
Other general and administrative expenses	542	617	1,720	2,046
Amortization of deferred financing costs	389	703	1,157	1,528
Professional fees	350	328	1,180	1,125
Directors’ fees	168	226	578	662

Total expenses	11,123	11,843	28,875	35,295
Income tax (benefit) provision, excise and other taxes	(52)	(375)	184	(156)

Net investment income	10,495	11,649	35,557	35,491
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(25,100)	196	(27,064)	273
Controlled investments	120	20	(10,767)	20

Net realized (loss) gain on investments	(24,980)	216	(37,831)	293

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	20,021	(7,626)	(6,765)	(6,621)
Controlled investments	4,654	(969)	18,983	4,312

Net change in unrealized (depreciation) appreciation on investments	24,675	(8,595)	12,218	(2,309)

Net realized and unrealized loss from investments	(305)	(8,379)	(25,613)	(2,016)
Provision for taxes on realized gain on investments	—	(9)	—	(9)
Provision for taxes on unrealized gain on investments	(381)	(443)	(588)	(659)
Interest rate derivative periodic interest payments, net	(66)	(109)	(232)	(336)
Net change in unrealized appreciation (depreciation) on interest rate derivative	144	(114)	104	(257)

Net increase in net assets resulting from operations	$9,887	$2,595	$9,228	$32,214

Net investment income per common share:
Basic and diluted	$0.32	$0.35	$1.07	$1.05
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.30	$0.08	$0.28	$0.95
Dividends declared and paid	$0.34	$0.34	$1.02	$1.02
Weighted average shares of common stock outstanding:
Basic and diluted	33,169	33,507	33,235	33,739

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2016	2015
Increase in net assets from operations:
Net investment income	$35,557	$35,491
Interest rate derivative periodic interest payments, net	(232)	(336)
Net realized (loss) gain on investments	(37,831)	293
Income tax provision, realized gain	—	(9)
Net change in unrealized (depreciation) appreciation on investments	12,218	(2,309)
Provision for taxes on unrealized (gain) loss on investments	(588)	(659)
Net change in unrealized appreciation (depreciation) on interest rate derivative	104	(257)

Net increase in net assets resulting from operations	9,228	32,214
Distributions to stockholders:
Distributions to stockholders from net investment income	(33,880)	(34,316)

Total distributions to stockholders	(33,880)	(34,316)
Capital share transactions:
Repurchase of common stock	(1,537)	(7,000)

Net decrease in net assets from capital share transactions	(1,537)	(7,000)

Total decrease in net assets	(26,189)	(9,102)
Net assets at beginning of period	418,899	443,621

Net assets at end of period	$392,710	$434,519

Common shares outstanding at end of period	33,169	33,338

Capital share activity:
Shares repurchased	142	568

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net increase in net assets resulting from operations	$9,228	$32,214
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(12,218)	2,309
Net change in unrealized (appreciation) depreciation on interest rate derivative	(104)	257
Net realized loss on investments	37,977	26
Increase in investments due to PIK	(1,501)	(3,543)
Amortization of deferred financing costs	1,157	1,528
Accretion of discounts on investments and other fees	(3,393)	(2,596)
Changes in operating assets and liabilities:
Purchases of investments	(96,142)	(111,744)
Proceeds from sale and paydown of investments	156,804	156,090
Increase in interest, dividends and fees receivable	(1,274)	(3,513)
Decrease in income tax receivable	243	—
Decrease in other deferred assets	169	169
Decrease in due from affiliate	197	589
(Increase) decrease in prepaid expenses and other assets	(40)	115
Increase in deferred tax asset	(285)	(541)
Decrease in accrued expenses and other payables	(145)	(771)
Increase (decrease) in accrued credit facility fees and interest	480	(285)
Decrease in income taxes payable	—	(160)
Increase in deferred tax liability	503	659
(Decrease) increase in base management fees payable	(266)	181
Decrease in other deferred liabilities	(125)	(125)
Decrease in accrued incentive fees payable	(325)	(124)

Net cash provided by operating activities	90,940	70,735
Cash flows from financing activities:
Repurchase of common stock	(1,537)	(7,000)
Borrowings under credit facility	98,250	120,000
Repayments under credit facility	(153,250)	(139,500)
Distributions paid to stockholders	(33,880)	(34,316)
Financing and offering costs paid	(110)	(1,870)

Net cash used in financing activities	(90,527)	(62,686)

Net increase in cash	413	8,049
Cash, beginning of period	3,850	2,656

Cash, end of period	$4,263	$10,705

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$9,340	$9,001
Income taxes paid	$1	$72

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

For the nine months ended September 30, 2016 and 2015, THL Credit recognized PIK income of $1,733 and $3,565, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—135.77% of net asset value

First lien secured debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,376	13,213	12,706
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK)(11)	2/28/2014	2/28/2019	10,073	10,073	8,764
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	9,773	9,653	9,626
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	11,080	10,976	10,886
BeneSys Inc.(8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	430	429
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	24,436	22,972	16,616
Constructive Media, LLC	Media, entertainment and leisure	10.8% (LIBOR +10.0%)	11/23/2015	11/23/2020	14,244	14,007	14,102
Copperweld Bimetallics LLC(25)	Industrials	18.0% (12.0% Cash + 6.0% PIK)(11)	12/11/2013	12/11/2018	19,722	19,265	17,750
CRS Reprocessing, LLC	Industrials	10.5% (LIBOR + 9.5%)	6/16/2011	12/31/2016	14,935	14,935	13,591
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,253	11,109	11,196
Duff & Phelps Corporation(10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	242	244	242
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,318	20,135	20,318
Hart InterCivic, Inc.	IT services	11.0% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,172	25,600
HEALTHCAREfirst, Inc.	Healthcare	13.5%(7)	8/31/2012	8/30/2017	8,599	8,539	8,212
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,706	19,145
Holland Intermediate Acquisition Corp.(8)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,276	23,897
It’s Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,394	5,445
The John Gore Organization, Inc.(23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,473	14,808
The John Gore Organization, Inc.(8)(9)(23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(14)	—

LAI International, Inc.	Industrials	10.3%(7)	10/22/2014	10/22/2019	17,495	17,243	17,495
LAI International, Inc.(8)	Industrials	8.2%(7)	10/22/2014	10/22/2019	4,530	4,530	4,530
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR + 10.3%)	7/1/2016	12/31/2020	7,105	7,000	7,105
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	13% PIK	7/1/2016	12/31/2020	1,500	1,003	1,500
MeriCal, LLC	Consumer products	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	14,950	14,563	14,563
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,925	14,792	14,925
Virtus Pharmaceuticals, LLC	Healthcare	10.8%(7)	7/17/2014	7/17/2019	24,171	23,785	24,171
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,299	8,224	8,382
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,122	9,122	9,214

Subtotal first lien secured debt					$352,934	$346,820	$335,218

Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,803	28,994
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,306	12,425
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,309	12,375
Specialty Brands Holdings, LLC	Restaurants	9.8% (8.8% Cash and 1.0% PIK)	7/16/2013	7/16/2018	21,100	20,934	20,467
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,921	11,000
Washington Inventory Service	Business services	10.3% (LIBOR + 9.0%)	12/27/2012	6/20/2019	11,000	10,929	7,480

Subtotal second lien debt					$103,301	$102,202	$92,741

Subordinated debt
A10 Capital, LLC(8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,634	$10,552	$10,635
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products	10.0% PIK(11)	1/27/2016	3/9/2020	768	768	430
Dr. Fresh, LLC	Consumer products	14.0% (12.0% Cash and 2.0% PIK)(11)	5/15/2012	11/15/2017	15,428	15,357	15,428
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2019	9,666	9,666	9,666
Martex Fiber Southern Corp.	Industrials	15.5% (12.0% Cash and 3.5% PIK)(11)	4/30/2012	9/30/2017	8,272	8,217	8,189

Subtotal subordinated debt					$45,064	$44,856	$44,348

(continued on next page)

See accompanying notes to these consolidated financial statements

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments(12)
A10 Capital, LLC(12)(14)(21)	Financial services		8/25/2014		17,531.75	$18,294	$18,426
Aerogroup International Inc.	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(21)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC(12)(13)(15)(22)	Consumer products		5/22/2015		153.85	1,000	740
Alex Toys, LLC(12)(13)(15)(21)(24)	Consumer products		6/22/2016		121.18	788	814
Allied Wireline Services, LLC(12)(15)(22)	Energy / Utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC	Media, entertainment and leisure		11/23/2015		750,000	750	690
Dimont & Associates, Inc.(22)	Financial services		3/14/2016		312.51	129	139
Firebirds International, LLC(22)	Restaurants		5/17/2011		1,906	191	337
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		162.44	163	259
Food Processing Holdings, LLC(22)	Food & beverage		4/20/2010		406.09	408	820
Hostway Corporation(22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(21)	IT services		12/27/2013		1,800	1,800	—
Igloo Products Corp.(12)(22)	Consumer products		4/30/2014		1,902.04	1,716	1,670
Loadmaster Derrick & Equipment, Inc.(21)	Energy / Utilities		7/1/2016		1,000	1,114	1,002
MeriCal, LLC(12)(13)(22)	Consumer products		9/30/2016		5,000	5	5
MeriCal, LLC(12)(13)(21)	Consumer products		9/30/2016		495	495	495
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		231.82	244	291
Virtus Pharmaceuticals, LLC(15)(22)	Healthcare		3/31/2015		589.76	590	428
Wheels Up Partners, LLC(12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

Subtotal equity						$30,752	$28,956

Warrants
Allied Wireline Services, LLC(15)	Energy / Utilities		2/28/2014		501,159.24	175	—
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities		7/1/2016		—	—	—
YP Equity Investors, LLC(15)	Media, entertainment and leisure		5/8/2012		—	—	6,209

Subtotal warrants						$175	$6,209

CLO residual interests
Flagship VII, Ltd.(6)(16)	Structured Products	11.3%	12/18/2013			3,144	2,266
Flagship VIII, Ltd.(6)(16)	Structured Products	10.3%	10/3/2014			6,089	5,079

Subtotal CLO residual interests						$9,233	$7,345

Investment in payment rights
Duff & Phelps Corporation(10) (16)	Financial services	17.6%	6/1/2012			$11,482	$13,559

Subtotal investment in payment rights						$11,482	$13,559

Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,828
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,226	2,000

Subtotal investments in funds						$4,183	$4,828

Total non-controlled/non-affiliated investments						$549,703	$533,204

—135.77% of net asset value asset value

(continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Controlled investments—35.54% of net asset value
First lien secured debt
OEM Group, LLC(18)	Industrials	10.0% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,702
OEM Group, LLC(18)	Industrials	10.0% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,510	6,510	6,510
Thibaut, Inc(18)	Consumer products	14.0%	6/20/2014	6/19/2019	6,407	6,360	6,407
Tri Starr Management Services, Inc.(18)(26)	Business services	7.3% (ABR + 3.8%)	7/22/2016	9/30/2017	164	164	164
Tri Starr Management Services, Inc.(18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	659	324	659
Tri Starr Management Services, Inc.(18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	124	291
Tri Starr Management Services, Inc.(18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,081	2,545
Tri Starr Management Services, Inc.(18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,364	480	995
Tri Starr Management Services, Inc.(18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	909	320	—
Tri Starr Management Services, Inc.(18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,016	1,062	—

Subtotal first lien secured debt					$40,568	$35,128	$36,273
Equity investments
C&K Market, Inc.(18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$16,175
C&K Market, Inc.(18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
OEM Group, Inc.(13)(18)(21)	Industrials		3/16/2016		93.51	8,314	8,478
Thibaut, Inc(12)(13)(18)(19)(21)	Consumer products		6/20/2014		4,747	4,714	5,537
Thibaut, Inc(12)(13)(18)(22)	Consumer products		6/20/2014		20,639	—	1,245
Tri Starr Management Services, Inc.(18)(22)	Business services		7/22/2016		716.772	3,136	3,136

Subtotal equity						$29,391	$44,533
Investments in funds
THL Credit Logan JV LLC(12)(17)(18)(20)(22)	Financial services		12/3/2014		—	$59,000	$58,748

Subtotal investments in funds						$59,000	$58,748

Total controlled investments
—35.54% of net asset value						$123,519	$139,554

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC(12)(17)(22)	Financial services		3/1/2013			3	3

Subtotal investments in funds						$4	$4

Total non-controlled/affiliated investments
—0.00% of net asset value						$4	$4

Total investments						$673,226	$672,762

—171.31% of net asset value

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(102)

Total derivative instruments—0.03 % of net asset value					$50,000	$—	$(102)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of September 30, 2016, 12.5% and 12.6% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or ABR, which are effective as of September 30, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.
(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.

(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis
(15)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of September 30, 2016.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended September 30, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of our preferred stock return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of September 30, 2016.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2015

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments—160.50% of net asset value
First lien secured debt
20-20 Technologies Inc.(5)	IT services	9.8%(6)	9/12/2012	3/29/2019	$29,437	$29,183	$29,436
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	13,580	13,377	12,629
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	9/7/2011	3/7/2016	2,583	2,577	2,583
Airborne Tactical Advantage Company, LLC	Aerospace & defense	11.0%	6/24/2014	3/7/2016	1,679	1,675	1,696
Allied Wireline Services, LLC	Energy / Utilities	11.0% (LIBOR + 9.5%) (5.5% Cash + 5.5% PIK)(10)	2/28/2014	2/28/2019	9,664	9,363	8,408
American Achievement Corporation	Consumer products	8.3% (LIBOR + 7.3%)	10/30/2015	9/30/2020	10,000	9,855	9,855
BeneSys Inc.	Business services	10.8% (LIBOR + 9.8%)	3/31/2014	3/31/2019	10,196	10,079	10,145
BeneSys Inc.(7)	Business services	10.8% (LIBOR + 9.8%)	8/1/2014	3/31/2019	218	210	217
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	21,870	21,339	20,339
Constructive Media, LLC	Media, entertainment and leisure	10.5% (LIBOR+ 10.0%)	11/23/2015	11/23/2020	15,500	15,196	15,196
Copperweld Bimetallics LLC	Industrials	16.0% (12.0% Cash + 4.0% PIK)(10)	12/11/2013	12/11/2018	19,525	19,026	18,354
CRS Reprocessing, LLC	Industrials	10.5% (LIBOR + 9.5%)	6/16/2011	6/16/2016	14,935	14,935	14,487
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,496	11,315	11,324
Duff & Phelps Corporation(9)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	244	246	239
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	22,063	21,794	22,173
Hart InterCivic, Inc.	IT services	13.0% (LIBOR + 10.5% Cash + 1.5% PIK)(10)	7/1/2011	7/1/2016	8,661	8,640	8,661
Hart InterCivic, Inc.(7)	IT services	11.5% (LIBOR + 10.0% Cash)	7/1/2011	7/1/2016	6,000	5,984	6,000
HEALTHCAREfirst, Inc.	Healthcare	13.5%(6)	8/31/2012	8/30/2017	9,016	8,903	8,588
Holland Intermediate Acquisition Corp.	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	22,050	21,797	20,286

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Holland Intermediate Acquisition Corp.(7)	Energy / Utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.3% (LIBOR + 9.8%)	3/28/2014	3/28/2020	24,636	24,201	24,144
Key Brand Entertainment, Inc.	Media, entertainment and leisure	8.8% (LIBOR +7.5%)	8/8/2013	8/8/2018	12,025	11,889	12,085
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR +11.3%)	5/29/2014	8/8/2018	2,874	2,836	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR +7.5%)	8/8/2013	8/8/2018	—	(16)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR +11.3%)	5/29/2014	8/8/2018	—	(39)	—
LAI International, Inc.	Industrials	10.6%(6)	10/22/2014	10/22/2019	17,553	17,241	17,202
LAI International, Inc.(7)	Industrials	9.0%(6)	10/22/2014	10/22/2019	4,546	4,546	4,455
Loadmaster Derrick & Equipment, Inc.	Energy / Utilities	11.3% (LIBOR +10.3%)	9/28/2012	9/28/2017	7,997	7,913	7,037
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR +10.3%)	9/28/2012	9/28/2017	3,623	3,623	3,188

(Continued on next page)

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.(7)	Energy / Utilities	11.3% (LIBOR +10.3%)	7/16/2014	9/28/2017	3,170	3,135	2,790
OEM Group, Inc.	Industrials	15.0%(7.5% Cash + 7.5% PIK)(10)	10/7/2010	2/15/2016	29,638	29,638	24,600
OEM Group, Inc.	Industrials	15.0%(7.5% Cash + 7.5% PIK)(10)	6/6/2014	2/15/2016	3,158	3,158	2,621
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	19,615	19,263	19,615
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR +8.6%)	1/31/2014	10/15/2021	8,929	8,833	9,018
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR +8.6%)	8/27/2014	7/15/2022	9,633	9,633	9,730

Subtotal first lien secured debt					$376,114	$371,348	$360,032
Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR +10.0%)	6/30/2014	12/30/2019	30,201	29,714	28,993
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR +9.0%)	11/26/2013	5/27/2019	7,333	7,233	7,260
American Covers, Inc.	Consumer products	9.5% (LIBOR +8.5%)	9/1/2015	2/25/2021	10,000	9,859	9,859
Connecture, Inc.	Healthcare	12.0% (LIBOR +11.0%)	3/18/2013	7/15/2018	21,831	21,668	22,049
Granicus, Inc	IT services	10.5% (LIBOR +9.5%)	12/18/2015	12/18/2020	17,000	16,663	16,663
Hostway Corporation	IT services	10.0% (LIBOR +8.8%)	12/27/2013	12/13/2020	17,500	17,273	16,625
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR +10.5%)	4/20/2015	4/20/2021	12,500	12,278	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,400	12,675
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR +9.8%)	7/16/2013	7/16/2018	20,977	20,743	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR +8.3%)	3/13/2014	3/10/2022	11,000	10,911	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR +8.0%)	3/31/2011	7/23/2017	9,625	9,601	9,144
Washington Inventory Service	Business services	10.3% (LIBOR +9.0%)	12/27/2012	6/20/2019	11,000	10,910	10,780

Subtotal second lien debt					$181,516	$179,253	$177,086
Subordinated debt
A10 Capital, LLC(7)	Financial services	12.0%	8/25/2014	2/25/2021	$8,968	$8,889	$8,879
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	264	264	185
Dr. Fresh, LLC	Consumer products	14.0%(12.0% Cash + 2.0% PIK)(10)	5/15/2012	11/15/2017	15,195	15,078	15,043
Gold, Inc.	Consumer products	11.0%	12/31/2012	6/30/2019	16,788	16,788	16,788
Martex Fiber Southern Corp.	Industrials	15.5%(12.0% Cash + 3.5% PIK)(10)	4/30/2012	6/30/2016	9,217	9,137	9,032

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Tri Starr Management Services, Inc.(23)	Business services	15.8% (2.1% Cash and 13.7% PIK)	3/4/2013	3/4/2019	20,906	20,558	13,589

Subtotal subordinated debt					$71,338	$70,714	$63,516
Equity investments(11)
A10 Capital, LLC(11)(13)(20)	Financial services		8/25/2014		5,109.53	$17,178	$17,322
Aerogroup International Inc.(22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc.(20)	Consumer products		6/9/2014		28,180	1,108	—
AIM Media Texas Operating, LLC(11)(14)(21)	Media, entertainment and leisure		6/21/2012		0.763636	764	727
Airborne Tactical Advantage Company, LLC(21)	Aerospace & defense		9/7/2011		511,812	113	657
Airborne Tactical Advantage Company, LLC(20)	Aerospace & defense		9/17/2013		225,000	169	489
Alex Toys, LLC(11)(12)(14)(21)	Consumer products		5/22/2015		153.85	1,000	771
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		618,867.92	619	—
Allied Wireline Services, LLC(11)(14)(21)	Energy / Utilities		2/28/2014		501,159.24	175	—
Constructive Media, LLC	Media, entertainment and leisure		11/23/2015		750,000	750	750
Firebirds International, LLC(21)	Restaurants		5/17/2011		1,906	191	310
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		162.44	163	244
Food Processing Holdings, LLC(21)	Food & beverage		4/20/2010		406.09	408	1,006
Hostway Corporation(21)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(20)	IT services		12/27/2013		1,800	1,800	1,254
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,625
OEM Group, Inc.(21)(22)	Industrials		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	5,411
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	263
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	109
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	626
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,000

Subtotal equity						$28,176	$39,404
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured Products	15.8%	9/12/2013		—	6,845	6,205

Type of Investment/Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Flagship VII, Ltd.(5)(15)	Structured Products	15.8%	12/18/2013		—	3,517	3,110
Flagship VIII, Ltd.(5)(15)	Structured Products	13.3%	10/3/2014		—	6,743	5,687

Subtotal CLO residual interests						$17,105	$15,002
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.6%	6/1/2012		—	$11,482	$13,307

Subtotal investment in payment rights						$11,482	$13,307
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,987
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,030	999

Subtotal investments in funds						$3,987	$3,986

Total non-controlled/non-affiliated investments—160.50% of net asset value						$682,065	$672,333

Controlled investments—19.53% of net asset value
First lien secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014	6/19/2019	$6,455	$6,397	$6,455

Subtotal first lien secured debt
					$6,455	$6,397	$6,455
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK(10)	10/20/2014	4/20/2018	$4,556	$4,474	$265

Subtotal subordinated debt					$4,556	$4,474	$265
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,168
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,706	5,227
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	964

Subtotal equity						$24,502	$30,321

(continued on next page)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Financial services		12/3/2014		—	$49,400	$44,782

Subtotal investments in funds						$49,400	$44,782

Total controlled investments—19.53% of net asset value						$84,773	$81,823

Non-controlled/affiliated investments—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

Subtotal investments in funds						$7	$7

Total non-controlled/affiliated investments—0.00% of net asset value						$7	$7

Total investments—180.03% of net asset value						$766,845	$754,163

Derivative Instruments
Counterparty	Instrument	Interest Rate		Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425	%/LIBOR	05/10/17	1	$50,000	$—	$(206)

Total derivative instruments—0.05% of net asset value						$50,000	$—	$(206)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	Variable interest rate investments bear interest in reference to LIBOR or ABR, which are effective as of December 31, 2015. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates are subject to interest floors.
(4)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(5)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(6)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(7)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and revolving loan facility.
(8)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(9)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.

(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2015.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(17)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions during the year ended December 31, 2015 in which the issuer was a portfolio company that the Company is deemed to control.
(18)	Part of our preferred stock investment return is income-producing with a stated rate of 3% due on a quarterly basis.
(19)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise). Funding to Logan JV will only be made pursuant to unanimous approval from the Company and Perspecta.
(20)	Preferred stock
(21)	Common stock, member interest, and warrants
(22)	Warrants received at initial acquisition date at no cost to the Company
(23)	Loan was on non-accrual as of December 31, 2015.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2016

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2016 and December 31, 2015.

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

Collateralized Loan Obligations

The Company values its residual interest investments in collateralized loan obligations, or CLOs, using an income approach that analyzes the discounted cash flows of its residual interest. The discounted cash flows model utilizes prepayment, re-investment and loss assumptions based on historical experience and projected performance, economic factors, the characteristics of the underlying cash flow, and comparable yields for similar collateralized loan obligation fund subordinated notes or equity, when available. Specifically, the Company uses Intex cash flow models, or an appropriate substitute to form the basis for the valuation of the Company’s residual interest. The models use a set of assumptions including projected default rates, recovery rates, re-investment rates and prepayment rates in order to arrive at estimated cash flows. The assumptions are based on available market data and projections provided by third parties as well as management estimates.

Payment Rights

The Company values its investment in payment rights using an income approach that analyzes the discounted projected future cash flow streams assuming an appropriate discount rate, which will among other things consider other transactions in the market, the current credit environment, performance of the underlying portfolio company and the length of the remaining payment stream.

Equity

The Company generally uses the market approach to value its equity investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The measurement is based on the value indicated by current market expectations about those future amounts. In following these approaches, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, security covenants, call protection provisions, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, the Company’s principal market as the reporting entity and enterprise values, among other factors.

Investment in Funds

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be three to seven years.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$316,194	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	55,297	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.1x (5.7x)
Second lien debt	92,741	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 16% (15%)
Subordinated debt	44,348	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
Equity investments	55,063	Market comparable companies (market approach)	EBITDA Multiple	4.8x - 5.7x (5.3x)
	18,426	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 16% (16%)
Warrants	6,209	Market comparable companies (market approach)	EBITDA Multiple	3.5x - 4.0x (3.8x)
Investment in payment rights	13,559	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	7,345	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18% - 23%
			Weighted average prepayment rate	25%
			Weighted average default rate	1%

Total Level 3 Investments	$609,182

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien secured debt	$332,810	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	33,677	Market comparable companies (market approach)	EBITDA Multiple	4.7x - 5.7x (5.2x)
Second lien debt	177,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	49,927	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)
	13,854	Market comparable companies (market approach)	EBITDA Multiple	6.6x - 7.8x (7.1x)
			Revenue Multiple	0.3x - 0.5x (0.4x)
Equity investments	46,992	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.4x (5.9x)
	17,322	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Investment in payment rights	13,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (15%)
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	15,002	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$699,977

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments and investments in warrants is the EBITDA multiple adjusted by management for differences between the investment and referenced comparables, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

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

Security Transactions, Payment-in-Kind, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Net realized gains and losses reflects the impact of investments written off during the period, if any. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation on investments in the Consolidated Statements of Operations. The Company reports changes in fair value of the interest rate derivative that is measured at fair value as a component of net change in unrealized appreciation or depreciation on interest rate derivative in the Consolidated Statements of Operations.

Interest income, adjusted for amortization of premium and accretion of discount, is recorded on an accrual basis to the extent that the Company expects to collect such amounts. Dividend income is recognized on the ex-dividend date. Original issue discount, representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2016, the Company had four loans from two issuers on non-accrual status with an amortized cost basis of $21,127 and fair value of $18,746. As of December 31, 2015, the Company had two loans from two issuers on non-accrual with an amortized cost basis of $25,032 and fair value of $13,854.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Accumulated PIK balance, beginning of period	$9,997	$7,568	$9,302	$7,041
PIK income capitalized/receivable	641	1,185	1,733	3,565
PIK received in cash from repayments	—	(372)	(256)	(2,225)
PIK reduced through restructurings(1)	(6,332)	—	(6,473)	—

Accumulated PIK balance, end of period	$4,306	$8,381	$4,306	$8,381

(1)	Primarily in connection with the restructuring of the Company’s investments in OEM Group, Inc. and Tri-Starr Management Services, Inc. PIK income accrued in connection with the existing loan to each portfolio company was completely reduced and is no longer receivable.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2016 and 2015.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Dividends, for a summary of the dividends paid. For the three months ended September 30, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax (benefit) expenses of $85 and $147, respectively. For the nine months ended September 30, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax expenses of $310 and $476, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current income tax provision:
Current income tax (provision) benefit	$(9)	$351	$(245)	$85
Current provision for taxes on realized gain on investments	—	(9)	—	(9)

Deferred income tax provision:
Deferred income tax benefit	146	171	371	547
Provision for taxes on unrealized gain on investments	(381)	(443)	(588)	(659)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2016 and December 31, 2015, $153 and $396, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, $4,384 and $3,881, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2016 and December 31, 2015, $1,403 and $1,118, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014–15, “Presentation of Financial Statements – Going Concern (Subtopic 205 – 40): Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern, and to provide certain disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. ASU 2014-15 is effective for annual periods ending after December 31, 2016 and interim periods thereafter, with early adoption permitted. Since this guidance is primarily around certain disclosures to the financial statements, we anticipate no impact on our financial position, results of operations or cash flows from adopting this standard. We are currently assessing the additional disclosure requirements, if any, of ASU 2014-15.

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

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods after December 15, 2018. The Company is currently evaluating the impact of the adoption of ASU 2016-10 on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods after December 15, 2017. The application of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$371,491	$—	$—	$371,491
Second lien debt	92,741	—	—	92,741
Subordinated debt	44,348	—	—	44,348
Equity investments	73,489	—	—	73,489
Warrants	6,209	—	—	6,209
CLO residual interests	7,345	—	—	7,345
Investment in Logan JV (1)	58,748	—	—	—
Investment in payment rights	13,559	—	—	13,559
Investments in funds (1)	4,832	—	—	—

Total investments	$672,762	$—	$—	$609,182

Interest rate derivative	(102)	—	(102)	—

Total liability at fair value	$(102)	$—	$(102)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien secured debt	$366,487	$—	$—	$366,487
Second lien debt	177,086	—	—	177,086
Subordinated debt	63,781	—	—	63,781
Equity investments	69,725	5,411	—	64,314
CLO residual interests	15,002	—	—	15,002
Investment in Logan JV(1)	44,782	—	—	—
Investment in payment rights	13,307	—	—	13,307
Investments in funds(1)	3,993	—	—	—

Total investments	$754,163	$5,411	$—	$699,977

Interest rate derivative	(206)	—	(206)	—

Total liability at fair value	$(206)	$—	$(206)	$—

(1)	Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of September 30, 2016:

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$133,792	$132,223	33.67%
Financial services	116,197	118,956	30.29%
Industrials	97,717	95,245	24.25%
Media, entertainment and leisure	49,402	56,179	14.31%
IT services	55,587	49,221	12.53%
Healthcare	44,206	44,102	11.23%
Retail & grocery	36,199	42,753	10.89%
Energy / utilities	41,690	37,516	9.55%
Business Services	29,026	26,585	6.77%
Food & beverage	20,706	21,397	5.45%
Restaurants	21,125	20,804	5.30%
Transportation	18,346	20,436	5.20%
Structured products	9,233	7,345	1.87%

Total Investments	$673,226	$672,762	171.31%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015(1):

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$141,307	$139,798	33.36%
Financial services	126,910	113,712	27.15%
IT services	100,659	99,107	23.66%
Healthcare	61,556	66,891	15.97%
Industrials	97,681	90,751	21.66%
Retail & grocery	34,566	44,469	10.62%
Energy / utilities	46,625	41,709	9.96%
Media, entertainment and leisure	31,380	36,689	8.76%
Business Services	41,757	34,731	8.29%
Food & beverage	22,365	23,423	5.59%
Transportation	19,466	21,588	5.15%
Restaurants	20,934	20,868	4.98%
Structured products	17,105	15,002	3.58%
Aerospace & defense	4,534	5,425	1.30%

Total Investments	$766,845	$754,163	180.03%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2016:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$244,846	$246,823	62.84%
Southwest	186,582	176,098	44.84%
Southeast	74,025	80,190	20.42%
Midwest	68,065	59,371	15.12%
Northwest	42,073	55,198	14.06%
West	57,635	55,082	14.03%

Total Investments	$673,226	$672,762	171.31%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2015:

Region	Amortized Cost	Fair Value	% of Net Assets
Northeast	$258,931	$247,863	59.17%
Southwest	170,078	149,187	35.61%
Midwest	108,568	106,517	25.43%
Southeast	90,720	101,411	24.21%
West	70,070	69,417	16.57%
Northwest	39,294	50,331	12.01%
International	29,184	29,437	7.03%

Total Investments	$766,845	$754,163	180.03%

The following table rolls forward the changes in fair value during the nine months ended September 30, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases(2)	107,398	—	2,418	14,955	—	—	—	124,771
Sales and repayments(2)	(93,114)	(78,338)	(11,439)	(1,632)	—	—	(6,768)	(191,291)
Unrealized appreciation (depreciation)(1)	800	(7,295)	10,899	6,535	1,209	252	215	12,615
Realized loss	(12,801)	—	(21,896)	(5,983)	—	—	(1,104)	(41,784)
Net amortization of premiums, discounts and fees	2,114	1,165	84	30	—	—	—	3,393
PIK	607	123	501	270	—	—	—	1,501

Ending balance, September 30, 2016	$371,491	$92,741	$44,348	$73,489	$6,209	$13,559	$7,345	$609,182

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(6,070)	$(7,069)	$(277)	$792	$1,209	$251	$(425)	$(11,589)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2015 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$48,405	$4,302	$13,488	$34,935	$764,091
Transfers out of Level 3(3)	—	—	—	(7,097)	—	—	—	(7,097)
Purchases(2)	23,609	40,491	6,629	7,824	—	—	—	78,553
Sales and repayments(2)	(77,144)	(16,955)	(35,336)	(717)	—	—	(16,398)	(146,550)
Unrealized appreciation (depreciation)(1)	(1,713)	(582)	(3,265)	9,519	(302)	(21)	(2,843)	793
Realized loss	(5)	(3)	—	—	—	—	(18)	(26)
Net amortization of premiums, discounts and fees	1,902	546	124	24	—	—	—	2,596
PIK	777	3	2,573	190	—	—	—	3,543

Ending balance, September 30, 2015	$341,217	$192,010	$71,385	$58,148	$4,000	$13,467	$15,676	$695,903

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(1,832)	$(447)	$(3,246)	$8,623	$(302)	$(21)	$(2,524)	$251

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.
(3)	Represents transfer of Surgery Center Holdings, Inc. from Level 3 to Level 2 because of availability of observable inputs at the reporting date. Transfers are assumed to have occurred at the beginning of the period.

Unconsolidated Significant Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries, which met at least one of the significance conditions under Rule 1-02(w) of the SEC’s Regulation S-X for the nine months ended September 30, 2016 and 2015. Accordingly, summarized, comparative financial information, is presented below for our significant unconsolidated subsidiaries which include C&K Market, Inc., OEM Group, LLC, THL Credit Logan JV, LLC, Thibaut, Inc. and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2016 and C&K Market, Inc., Dimont & Associates, Inc., THL Credit Logan JV, LLC, and Thibaut, Inc., for the nine months ended September 30, 2015.

	For the nine months ended September 30,
Income Statement	2016	2015
Net Sales	$410,487	$536,011
Gross Profit	106,276	129,736
Net (loss) income	(10,754)	14,219

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

As of September 30, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2016
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

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2015 and 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of September 30, 2016 and December 31, 2015, Logan JV had $129,257 and $108,137 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of September 30, 2016, the effective interest rate on the Logan JV Credit Facility was 3.22% per annum.

As of September 30, 2016, and December 31, 2015, Logan JV had total investments at fair value of $203,362 and $161,911, respectively. As of September 30, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien loans and a second lien loan to 95 and 85 different borrowers, respectively. As of September 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of September 30, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $712 and $342, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016	As of December 31, 2015

First lien secured debt	$188,700	$148,463
Second lien debt	20,588	21,976

Total debt investments	$209,288	$170,439

Weighted average yield on first lien secured loans (2)	6.5%	6.3%
Weighted average yield on second lien loans (2)	9.3%	9.0%
Weighted average yield on all loans (2)	6.8%	6.7%
Number of borrowers in Logan JV	95	85
Largest loan to a single borrower (1)	$5,923	$4,975
Total of five largest loans to borrowers (1)	$25,548	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three months ended September 30, 2016 and 2015, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,000 and $1,200, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the nine months ended September 30, 2016 and 2015, the Company’s share of income from distributions declared related to its Logan JV LLC equity interest was $5,360 and $2,304, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. As of September 30, 2016 and December 31, 2015, $2,956 and $1,900, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016, dividend income and realized gains of $2,000 was recognized for the quarter ended September 30, 2016 and represented a dividend yield to the Company of 13.6% based upon average equity invested. As of December 31, 2015, dividend income earned of $1,520 for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of September 30, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,474	$1,485	$1,466
Acrisure, LLC(3)	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	07/20/2016	05/19/2022	503	(7)	3
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	07/20/2016	05/18/2022	994	986	1,000
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	2,000	1,981	2,007
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,980	1,967	1,975
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,950	1,862	1,872
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,954	4,852	4,759
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,500	2,389	2,513
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,020	1,986	2,005
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,594	4,576	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	982	975	729
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	992	754
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	985	869	926
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	898	854	882
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,496	1,423	1,470
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR	12/05/2014	07/17/2020	1,372	1,358	1,084
		+6.75%)
Blount International, Inc.	Capital Equipment	7.25% (LIBOR	04/05/2016	04/12/2023	1,700	1,652	1,726
		+6.25%)
BMC Software Finance, Inc	High Tech Industries	5% (LIBOR +4%)	06/02/2016	09/10/2020	1,989	1,808	1,923
CAbi	Retail	5.75% (LIBOR	06/19/2015	06/12/2019	1,166	1,158	1,166
		+4.75%)
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,923	5,678	5,921
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,654	2,630	2,657
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,753	4,738	4,741
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,463	1,402	1,428
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,951	2,878	2,946
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	09/29/2023	2,000	1,940	1,960
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,846	3,796
Creative Artists	Media: Diversified & Production	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,456	2,485	2,477
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,965	1,973	1,945
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	06/16/2023	2,000	1,980	2,018
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,229	2,229	2,235
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,500	2,464	2,536
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,909	1,949
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,950	2,941	2,542

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,450	4,537
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,475	1,452	1,310
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,980	3,724	3,788
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	982	932	824
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	990	986	996
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,963	2,951	2,948
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,903	3,741	3,820
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,990	3,840	3,817
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	2,000	1,941	1,951
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,470	1,445	1,479
Insurance Technologies (4)	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,586	1,575	1,594
Insurance Technologies	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(1)	1
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,040	1,035	1,027
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	965	958
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,990	3,933	3,950
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,820	2,019
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,444	1,353	1,418
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,444	1,316	1,433
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,930	4,930	4,979
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,624	2,637	2,630
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	339	340	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,739	4,704	4,502
Match Group Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	731	729	737
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,470	1,453	1,314
Mediware Information Systems Inc	High Tech Industries	6% (LIBOR +5%)	09/26/2016	09/22/2023	2,000	1,980	2,016
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,979	1,968	1,860
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,000	1,970	2,000
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,965	2,853	2,822
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,985	1,974	1,993
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%) (7.5% Cash and 1.0% PIK)(5)	08/21/2015	07/31/2018	2,963	2,953	2,963
Novitex Acquisition, LLC	Consumer goods: Non-Durable	8% (LIBOR +6.75%)	12/05/2014	07/07/2020	961	950	904
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	988	960
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	990	969	995

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	$914	$911	$916
Quality Care Properties, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/30/2016	09/30/2022	2,125	2,082	2,112
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,935	2,928	2,953
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/21/2021	2,000	1,940	1,960
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,456	2,435	2,327
Riverbed Technology, Inc.	High Tech Industries	5% (LIBOR +4%)	02/25/2015	04/25/2022	975	971	986
SCS Holdings Inc	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,964	1,996
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	09/23/2022	2,750	2,724	2,732
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,876	3,793	3,854
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,481	2,460	2,475
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,988	4,859	5,042
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,836	3,403	3,234
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	572	550	584
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,970	1,865	1,458
Travelport Finance Luxembourg Sarl	Services: Business	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,906	2,920	2,922
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,985	1,967	1,911
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR	03/09/2016	06/26/2021	232	220	230
		+4.25%)
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	983	975	989
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	899	898	854
Zep Inc	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,963	2,969	2,977

Total Senior Secured First Lien Term Loans						$183,949	$183,366

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,786	$2,805
AssuredPartners Inc	Banking, Finance, Insurance & Real	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	965	996
	Estate
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	987	978
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	505
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,714	1,795
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,875
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	990
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	525
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	955
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	478	387
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,725	2,850

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	$1,000	$991	$996
MRI Software LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	930	885
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	988
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	422

Total Second Lien Term Loans						$19,956	$19,996

Total Investments						$203,905	$203,362

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $503, which was unfunded as of September 30, 2016.
(4)	Represents a delayed draw commitment of $209, which was unfunded as of September 30, 2016.
(5)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare &pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare &pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming &leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance,insurance & realestate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	2/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	987	976	942
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR +6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR +5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR +5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR +4%)	12/10/2014	12/11/2021	990	982	982

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

Selected Balance Sheet Information:

	As of September 30,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $203,905 and $167,729, respectively)	$203,362	$161,911
Cash	9,058	7,671
Receivable for investments sold	7,097	—
Other assets	2,689	2,091

Total assets	$222,206	$171,673

Liabilities:
Loans payable	$129,257	$108,137
Payable for investments purchased	14,550	4,367
Distribution payable	3,695	2,375
Other liabilities	1,269	816

Total liabilities	$148,771	$115,695

Members’ capital	$73,435	$55,978

Total liabilities and members’ capital	$222,206	$171,673

Selected Statement of Operations Information:

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,798	$2,219	$10,459	$4,423
Fee income	89	18	167	80

Total investment income	3,887	2,237	10,626	4,503
Credit facility expenses (1)	1,298	737	3,579	1,469
Other expenses	105	49	343	166

Total expenses	1,403	786	3,922	1,635

Net investment income	2,484	1,451	6,704	2,868
Net realized gains	166	45	179	45
Net change in unrealized appreciation (depreciation) on investments	3,640	(2,018)	5,274	(1,911)

Net increase (decrease) in members’ capital from operations	$6,290	$(522)	$12,157	$1,002

(1)	As of September 30, 2016, Logan JV had $129,257 outstanding debt under the credit facility with an effective interest rate of 3.22% per annum. As of September 30, 2015, Logan JV had $91,162 outstanding debt under the credit facility with an effective interest rate of 2.82% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. The amortized cost basis and fair value of the TRA as of September 30, 2016 was $11,482 and $13,559, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11,482 and $13,307, respectively. For the three and nine months ended September 30, 2016, the Company recognized interest income totaling $509 and $1,509, respectively, related to the TRA. For the three and nine months ended September 30, 2015, the Company recognized interest income totaling $508 and $1,509, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds, registered closed-end funds and collateralized loan obligations (CLO). In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side- by-side with one or more other funds. The Advisor’s policies will also be designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that, in the future, we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. The Company’s nominal investment in Greenway is reflected in the September 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of September 30, 2016, all of Greenway’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2016, the Company earned $70 and $226, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company earned $101 and $492, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $122 and $145 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue until October 10, 2021, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is $5. The Company’s nominal investment in Greenway II LLC is reflected in the September 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by the Company. As of September 30, 2016, all of Greenway II’s committed capital has been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2016, the Company earned $303 and $1,012, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company earned $399 and $1,254, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $351 and $448, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, there was no interest owed to Greenway II.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and nine months ended September 30, 2016, the Company recognized $56 and $169, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company recognized $56 and $169, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $206 and $375, respectively, was included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of September 30, 2016 and December 31, 2015, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of September 30, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516,400	$10,000	$—	$—	$6,845	$6,205
Flagship VII, Ltd.	12.6%	$441,810	$5,000	3,144	2,266	3,517	3,110
Flagship VIII, Ltd.	25.1%	$470,895	$10,000	6,089	5,079	6,743	5,687

Total CLO residual interests				$9,233	$7,345	$17,105	$15,002

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

For the three and nine months ended September 30, 2016, the Company recognized interest income totaling $485 and $1,676, respectively, related to CLO residual interests. For the three and nine months ended September 30, 2015, the Company recognized interest income totaling $746 and $3,040, respectively, related to CLO residual interests.

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

For the three and nine months ended September 30, 2016, the Company incurred base management fees of $2,678 and $8,390, respectively. For the three and nine months ended September 30, 2015, the Company incurred base management fees of $2,991 and $8,885, respectively. As of September 30, 2016 and December 31, 2015, $2,678 and $2,944, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2016, the Company incurred $2,624 and $2,654, respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2015, the Company incurred $2,912 and $8,873, respectively, of incentive fees related to ordinary income. As of September 30, 2016 and December 31, 2015, $2,483 and $2,903, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2016 and December 31, 2015, $1,435 and $1,340, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of September 30, 2016 and December 31, 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2016 and 2015, the Company incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three and nine months ended September 30, 2016, the Company incurred administrator expenses of $888 and $2,708, respectively. For the three and nine months ended September 30, 2015, the Company incurred administrator expenses of $912 and $2,782, respectively. As of September 30, 2016 and December 31, 2015, $38 and $45, respectively, was due to the Advisor for administrator expenses.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2016 and December 31, 2015, there were $27 and $36, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2016 and December 31, 2015, the Company owed $38 and $45, respectively, of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2016 and December 31, 2015, the Company incurred $14 and $93, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2016 and December 31, 2015, $474 and $593 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
AIM Media Texas Operating, LLC	$—	$—	$(78)	$—
Airborne Tactical Advantage Company, LLC	—	—	685	—
Dimont & Associates, Inc. (1)	—	—	(10,914)	—
Dryden CLO, Ltd.	(1,104)	—	(1,104)	—
OEM Group, Inc. (2)	—	—	(6,226)	—
Loadmaster Derrick & Equipment, Inc. (3)	(6,574)	—	(6,574)	—
Surgery Center Holdings, Inc.	—	—	3,655	—
Tri Starr Management Services, Inc. (4)	(17,422)	—	(17,422)	—
Other	120	216	147	293

Net realized (losses)/gains	$(24,980)	$216	$(37,831)	$293

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

(2)

On March 17, 2016, as part of a restructuring of the business, the cost basis of the Company’s first lien loans totaling $33,242 was converted to a new first lien senior secured term loan of $18,703 and a controlled equity interest in an affiliated entity valued at $8,313. In connection with the restructuring, the Company recognized a realized loss of $6,226, which was offset by a $5,575 change in unrealized appreciation. Additionally, the Company made a $4,660 investment in a first lien senior secured revolving loan as part of a $7,000 commitment.

(3)

On July 1, 2016, as part of the restructuring, the Company exchanged the cost basis of its senior secured loans totaling $14,705 for a new senior secured term loan of $7,000, a debt-like preferred equity position, valued at $1,114, and 10% warrants. As result of the restructuring, the Company recognized a $6,574 loss on conversion to preferred equity, which was offset by a $5,074 change in unrealized appreciation. Additionally, the Company made a $1,500 investment in a first lien senior secured term loan.

(4)

On July 22, 2016, as part of the restructuring, the Company exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3,136. As result of the restructuring, the Company recognized a $17,422 loss on conversion of its subordinated debt investment to common equity, which was offset by a $17,422 change in unrealized appreciation. Additionally, the Company made a $8,807 investment in first lien senior secured term loans.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Numerator—net increase in net assets resulting from operations:	$9,887	$2,595	$9,228	$32,214
Denominator—basic and diluted weighted average common shares:	33,169	33,507	33,235	33,739
Basic and diluted net increase in net assets per common share resulting from operations:	$0.30	$0.08	$0.28	$0.95

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Interest Rate
Revolving Facility	$303,500	$97,151	3.06%	$303,500	$152,151	2.94%
Term Loan Facility	106,500	106,500	3.31%	106,500	106,500	3.19%
2021 Notes	50,000	50,000	6.75%	50,000	50,000	6.75%
2022 Notes	35,000	35,000	6.75%	35,000	35,000	6.75%

Total	$495,000	$288,651	4.24%	$495,000	$343,651	3.96%

(1)

As of September 30, 2016, excludes deferred financing costs of $1,649 for the Term Loan Facility, $1,557 for the 2021 Notes and $1,276 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 2.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

The credit agreements governing the Facilities also include default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Facilities, which, if not complied with, could, at the option of the lenders under the Facilities, accelerate repayment under the Facilities, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. Each loan originated under the Revolving Facility is subject to the satisfaction of certain conditions. The Company cannot be assured that it will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facilities.

For the nine months ended September 30, 2016, the Company borrowed $98,250 and repaid $153,250 under the Facilities. For the nine months ended September 30, 2015, the Company borrowed $120,000 and repaid $139,500 under the Facilities.

As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,050 and $2,310, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2016 and 2015. Interest expense and related fees, excluding amortization of deferred financing costs, of $6,198 and $6,872, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2016 and 2015. Amortization of deferred financing costs of $260 and $627, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2016 and 2015. Amortization of deferred financing costs of $775 and $1,301, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company had $2,702 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,649 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, the Company had $3,224 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,902 of deferred financing costs related to the Term Loan Facility as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of September 30, 2016 was in excess of 200%.

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

As of September 30, 2016, the carrying amount and fair value of our Notes was $85,000 and $88,340, respectively. As of December 31, 2015, the carrying amount and fair value of Company’s Notes was $85,000 and $84,716, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $3,565 of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three and nine months ended September 30, 2016, the Company amortized approximately $129 and $382 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company amortized approximately $76 and $227 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, the Company had $2,833 and $3,190 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ending September 30, 2016, the Company incurred interest expense on the Notes of $1,434 and $4,290, respectively. For the three and nine months ending September 30, 2015, the Company incurred interest expense on the Notes of $844 and $2,522, respectively.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing and (ii) if we are not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC we will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

The Company recognized a realized loss for three and nine months ended September 30, 2016 of $66 and $232, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for three and nine months ended September 30, 2015 of $109 and $336, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2016, the Company recognized $144 and $104, respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is reflected in net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, the Company recognized ($114) and ($257), respectively, of net change in unrealized appreciation (depreciation) from the swap agreement, which is reflected in net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, the Company’s fair value of its swap agreement is ($102) and ($206), respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2016 and December 31, 2015, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2,500	$—
BeneSys Inc.	—	218
The John Gore Organization, Inc. (1)	—	3,153

	$2,500	$3,371
Unfunded revolving commitments
Holland Intermediate Acquisition Corp.	$3,000	$3,000
The John Gore Organization, Inc. (1)	800	1,478
OEM Group, LLC	490	—
Tri Starr Management Services, Inc.	441	—

	$4,731	$4,478
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	343	356

	$1,023	$1,036

Total unfunded commitments	$8,254	$8,885

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

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

The Company’s quarterly distributions, if any, will be determined by its board of directors. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. In addition, although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, it may in the future decide to retain such capital gains for investment.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s dividends declared and paid or to be paid on all shares, including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of the Company’s distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Company’s distributions for a full year. If the Company had determined the tax attributes of its 2016 distributions as of September 30, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of the Company’s 2016 distributions to stockholders will actually be.

Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

11. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Per Share Data:
Net asset value, beginning of period	$11.88	$13.29	$12.58	$13.08
Net investment income, after taxes(1)	0.32	0.35	1.07	1.05
Net change in unrealized appreciation on investments(1)	0.74	(0.27)	0.36	(0.09)
Provision for taxes on unrealized gain on investments(1)	(0.01)	(0.01)	(0.01)	(0.01)
Net change in unrealized appreciation (depreciation) of interest rate derivative(1)	—	—	—	(0.01)
Net realized (loss) gain on investments(1)(2)	(0.75)	0.01	(1.14)	0.01

Net increase in net assets resulting from operations	0.30	0.08	0.28	0.95
Accretive effect of repurchase of common stock	—	—	—	0.02
Distributions to stockholders from net investment income	(0.34)	(0.34)	(1.02)	(1.02)

Net asset value, end of period	$11.84	$13.03	$11.84	$13.03

Per share market value at end of period	$9.53	$10.92	$9.53	$10.92
Total return(3)(4)	(11.32%)	(2.51%)	(1.95%)	1.29%
Shares outstanding at end of period	33,169	33,338	33,169	33,338
Ratio/Supplemental Data:
Net assets at end of period	$392,710	$434,519	$392,710	$434,519
Ratio of total expenses to average net assets (5)(6)	11.29%	10.64%	9.77%	10.73%
Ratio of net investment income to average net assets	10.55%	10.26%	11.78%	10.64%
Portfolio turnover	5.48%	4.94%	13.49%	13.30%

(1)	Calculated based on weighted average common shares outstanding.
(2)	Includes the cumulative effect of rounding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	Not annualized
(5)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.
(6)	For the three months ended September 30, 2016, the ratio components included 2.62% of incentive fee, 2.70% of base management fee, 3.91% of the cost of borrowing, 1.96% of other operating expenses, and 0.1% of the impact of all taxes. For the three months ended September 30, 2015, the ratio components included 2.69% of base management fee, 2.57% of incentive fee, 3.47% of the cost of borrowing, 1.88% of other operating expenses, and 0.03% of the impact of all taxes.

For the nine months ended September 30, 2016, the ratio components included 0.88% of incentive fee, 2.78% of base management fee, 3.86% of the cost of borrowing, 2.05% of other operating expenses, and 0.20% of the impact of all taxes. For the nine months ended September 30, 2015, the ratio components included 2.67% of base management fee, 2.66% of incentive fee, 3.29% of the cost of borrowing, 1.99% of other operating expenses, and 0.12% of the impact of all taxes.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2016 and 2015:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Dollar amount repurchased	$—	$3,234	$1,537	$7,000
Shares repurchased	—	263	142	568
Average price per share (including commission)	$—	$12.28	$10.86	$12.33
Weighted average discount to net asset value	—	7.56%	12.22%	6.83%

13. Subsequent Events

From October 1, 2016 through November 8, 2016, the Company closed one new and one follow-on first lien investment totaling $13,918 in the financial services and industrials industries. The new floating rate investment and follow on fixed rate investment have a combined weighted average yield based upon cost at the time of the investment of 8.3%.

On October 3, 2016, the Company sold its first lien investment in American Achievement Corporation at cost for net proceeds of $9,626.

On October 5, 2016, the Company restructured its investment in Copperweld Bimetallics LLC, or Copperweld. As part of the restructuring, THL Credit exchanged the cost basis of its senior secured loan totaling $19,265 for a debt-like preferred equity position of $3,385 and a controlled equity position of an affiliate of Copperweld valued at $8,950, with $5,415 remaining as a senior secured term loan. In connection with the restructuring, the Company recognized a $1,515 loss.

On October 20, 2016, the Company received proceeds of $11,000 from the repayment of its second lien investment in Synarc-Biocore Holdings, LLC at par.

On November 8, 2016, the Company’s board of directors declared a dividend of $0.27 per share payable on December 30, 2016 to stockholders of record at the date of business on December 15, 2016.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)	Amount of interest or fees credited in income (2)	Fair Value at December 31, 2015	Gross Additions (3)	Gross Reductions (4)	Fair Value at September 30, 2016
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$2,540	$14,168	$2,007	$—	$16,175
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Dimont & Associates, Inc. (5)
Subordinated term loan 11.0% PIK due 4/16/2018	—	265	4,208	(4,473)	—
50,004 shares of common stock	—	—	6,569	(6,569)	—
OEM Group, LLC (6)
Senior secured term loan LIBOR+9.5% cash due 2/15/2019	1,010	—	18,702	—	18,702
Senior secured revolving term loan LIBOR+9.5% cash due 6/30/2017	320	—	6,510	—	6,510
93.51 shares of common stock	—	—	8,478	—	8,478
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	689	6,455	13	(61)	6,407
4,747 shares of series A preferred stock	19	5,227	310	—	5,537
20,639 shares of common stock	—	964	281		1,245
THL Credit Logan JV LLC (7)
80% economic interest	5,214	44,782	13,966	—	58,748
Tri Starr Management Services, Inc. (8)
LIFO revolving loan ABR+3.75% due 9/30/2017	—	—	198	(34)	164
Non LIFO revolving loan LIBOR (1% floor) + 4.75% cash due 9/30/2017	55	—	659	—	659
Tranche 1-A term loan LIBOR (1% floor) + 4.75% cash due 9/30/2017	25	—	291	—	291
Tranche 1-B term loan LIBOR (1% floor) + 4.75% cash due 9/30/2017	218	—	2,545	—	2,545
Tranche 2 term loan 10% PIK due 9/30/2017	—	—	995	—	995
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	320	(320)	—
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	1,062	(1,062)	—
716.772 shares of common stock	—	—	3,136	—	3,136

Total Control Investments	$10,090	$81,823	$70,250	$(12,519)	$139,554

Affiliate Investments
THL Credit Greenway Fund LLC (9)
Investment in fund	226	3	—	(2)	1
THL Credit Greenway Fund II LLC (9)
Investment in fund	1,012	4	—	(1)	3

Total Affiliate Investments	$1,238	$7	$—	$(3)	$4

Total Control and Affiliate Investments	$11,328	$81,830	$70,250	$(12,522)	$139,558

(1)	The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2015 and September 30, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.
(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.
(5)	On March 14, 2016, THL Credit further restructured its investment in Dimont & Associates, Inc. and affiliated entities. As part of the restructuring, THL Credit exchanged the cost basis of its equity interest totaling $6,569 and a subordinated term loan totaling $4,474 for a non-controlling equity interest in a related entity valued at $129.
(6)	On March 17, 2016, THL Credit restructured its investment in OEM Group, Inc. As part of the restructuring, THL Credit exchanged the cost basis of its first lien loans totaling $33,242 for a new first lien senior secured term loan in OEM Group, LLC of $18,703 and a controlled equity position valued at $8,313 in an affiliated entity.
(7)	Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.
(8)	On July 22, 2016, the Company restructured its investment in Tri-Starr Management Services, Inc. As part of the restructuring, THL Credit exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3,136.
(9)	Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2016, we, together with our credit-focused affiliates, collectively had $7,545 million of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

We are a direct lender to lower middle market companies and invest primarily in directly originated first lien secured loans, including through unitranche investments. In certain instances, we also make second lien, subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities and direct equity investments. Our first lien secured loans may be structured as traditional first lien loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,792 million in aggregate commitments into 89 separate portfolio investments through a combination of both initial and follow-on investments. Since April 2010, we, along with our managed funds and separately managed account, have received $1,108 million from paydowns and sales of these investments. The Company alone has received $905 million from paydowns and sales of investments.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2016, we had $672.8 million of portfolio investments (at fair value), which represents an $81.4 million, or 10.8% decrease from the $754.2 million (at fair value) as of December 31, 2015. The decrease in the size of our portfolios reflects recent restructurings and a decrease to the fair value of our portfolio. Our portfolio consisted of 47 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2016, compared to 55 portfolio investments, including Greenway and Greenway II, as of December 31, 2015.

At September 30, 2016, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, portfolio investments where we only have an equity investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $15.6 million and $15.0 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV, by cost was approximately $31.6 million and by fair value was $30.5 million. At December 31, 2015, our average portfolio company investment at both amortized cost and fair value was approximately $15.5 million and $15.1 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $32.8 million and $29.8 million, respectively.

At September 30, 2016, based upon fair value, 86.3% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and 13.7% bore interest at fixed rates. At December 31, 2015, 78.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 21.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2016	December 31, 2015
First lien secured debt (1)	10.6%	11.5%
Second lien debt	10.7%	11.0%
Subordinated debt	13.1%	8.7%
Investments in payment rights (2)	17.7%	17.6%
CLO residual interests (2)	10.6%	14.8%
Income-producing equity securities	12.0%	11.4%
Logan JV (3)	13.6%	12.8%

Debt and income-producing investments including Logan JV (1)(3)	11.4%	11.3%

(1)	Includes all loans on non-accrual status, excluding the impact of those loans that were restructured after the end of each respective period. If such loans were included, the weighted average yields as of September 30, 2016 would have been 10.1% and 11.0% for first lien secured debt and total debt and income-producing investments including Logan JV, respectively. There would be no changes to the weighted average yields as of December 31, 2015.
(2)	Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows.
(3)	As of September 30, 2016 and December 31, 2015, dividend income and realized gains declared of $2.0 million and $1.5 million for the three months ended September 30, 2016 and December 31, 2015, respectively, represented a yield to us of 13.6% and 12.8%, respectively, based on average equity invested.

As of September 30, 2016 and December 31, 2015, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $14 million and $16 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2016 and December 31, 2015, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

As of September 30, 2016, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 84% of our portfolio investments are in sponsored investments and 16% of our portfolio investments are in unsponsored investments. As of September 30, 2016, we have closed portfolio investments with 50 different sponsors since inception. We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2016, our portfolio of unsponsored investments included seven investments. Four are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments, OEM Group and Tri-Starr Management, were recently restructured during Q3 2016. We restructured the third, Copperweld Bimetallics LLC, on October 5, 2016. These three investments have Investment Scores ranging from 3 to 5.

As of December 31, 2015, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 81% of our portfolio investments are in sponsored investments and 19% of our portfolio investments are in unsponsored investments. As of December 31, 2015, we have closed portfolio investments with 49 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien secured debt	$381.9	56.7%	$371.7	55.3%
Second lien debt	102.2	15.2%	92.7	13.8%
Equity investments	60.1	8.9%	73.5	10.9%
Investment in Logan JV	59.0	8.8%	58.7	8.7%
Subordinated debt	44.9	6.7%	44.3	6.6%
Investment in payment rights	11.5	1.7%	13.6	2.0%
CLO residual interests	9.2	1.4%	7.3	1.1%
Investments in funds	4.2	0.6%	4.8	0.7%
Warrants	0.2	0.0%	6.2	0.9%

Total investments	$673.2	100.0%	$672.8	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien secured debt	$377.6	49.3%	$366.5	48.6%
Second lien debt	179.3	23.4%	177.1	23.5%
Equity investments	52.7	6.9%	69.7	9.2%
Subordinated debt	75.2	9.8%	63.8	8.5%
Investment in Logan JV	49.4	6.4%	44.8	5.9%
CLO residual interests	17.1	2.2%	15.0	2.0%
Investment in payment rights	11.5	1.5%	13.3	1.8%
Investments in funds	4.0	0.5%	4.0	0.5%

Total investments	$766.8	100.0%	$754.2	100.0%

(1)	All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which is Level 1, and investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

We expect the percent of first lien senior secured loans to continue to increase as a percent of total investments as we are repaid or liquidate our second lien debt, subordinated debt, CLO residual interests and other equity holdings over time and redeploy these proceeds. We intend to continue our efforts to reposition the portfolio towards more senior secured floating rate investments, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates. Equity interests increased as a result of recently completed restructurings and we expect the percentage of equity interests to increase further temporarily as we complete additional restructurings in the fourth quarter of 2016. We expect equity interests to decrease as we begin to exit certain of these positions in 2017.

The following is a summary of the industry classification in which the Company invests as of September 30, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$133.8	$132.3	33.67%
Financial services	116.3	119.0	30.29%
Industrials	97.7	95.2	24.25%
Media, entertainment and leisure	49.4	56.2	14.31%
IT services	55.6	49.2	12.53%
Healthcare	44.2	44.1	11.23%
Retail & grocery	36.2	42.8	10.89%
Energy / utilities	41.7	37.5	9.55%
Business Services	29.0	26.6	6.77%
Food & beverage	20.7	21.4	5.45%
Restaurants	21.1	20.8	5.30%
Transportation	18.3	20.4	5.20%
Structured products	9.2	7.3	1.87%

Total Investments	$673.2	$672.8	171.31%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015 (in millions)(1).

Industry	Amortized Cost	Fair Value	% of Net Assets
Consumer products	$141.3	$139.8	33.36%
Financial services	126.8	113.7	27.15%
IT services	100.7	99.1	23.66%
Healthcare	61.6	66.9	15.97%
Industrials	97.6	90.8	21.66%
Retail & grocery	34.6	44.5	10.62%
Energy / utilities	46.6	41.7	9.96%
Media, entertainment and leisure	31.4	36.7	8.76%
Business Services	41.8	34.7	8.29%
Food & beverage	22.4	23.4	5.59%
Transportation	19.5	21.6	5.15%
Restaurants	20.9	20.9	4.98%
Structured products	17.1	15.0	3.58%
Aerospace & defense	4.5	5.4	1.30%

Total Investments	$766.8	$754.2	180.03%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2016 and 2015 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
New portfolio investments	$20.5	$9.9	$60.4	$22.1
Existing portfolio investments:
Follow-on investments	5.4	19.2	29.1	72.3
Delayed draw and revolver investments	0.2	8.3	6.7	12.4

Total existing portfolio investments	5.6	27.5	35.8	84.7

Total portfolio investment activity	$26.1	$37.4	$96.2	$106.8

Number of new portfolio investments	2	1	4	2
Number of existing portfolio investments	4	10	12	15
First lien secured debt	$25.5	$10.1	$81.7	$23.7
Second lien debt	—	15.3	—	40.5
Investment in Logan JV	—	8.8	9.6	27.6
Subordinated debt	—	1.7	2.4	6.6
Equity investments	0.5	1.1	2.3	7.8
Investments in funds	0.1	0.4	0.2	0.6

Total portfolio investments	$26.1	$37.4	$96.2	$106.8

Weighted average yield of new debt investments	11.6%	10.0%	10.9%	11.0%
Weighted average yield, including all new income-producing investments	11.6%	10.2%	10.9%	11.3%

New investments in first lien senior secured floating rate debt reflect our continuing efforts to reposition the portfolio towards more floating rate secured investments, which we believe will reduce exposure to portfolio company risks and potential changes in interest rates. See “Portfolio Composition” above for more information about changes to our portfolio.

For the three and nine months ended September 30, 2016, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $47.3 million and $157.8 million, respectively. For the three and nine months ended September 30, 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $49.0 million and $146.8 million, respectively.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2016

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

•	Repayment of a second lien debt investment in Granicus, Inc., which resulted in proceeds of $17.3 million, including a prepayment premium of $0.3 million;

•	Repayment of a second lien term loan in Oasis Legal Finance Holding Company LLC, which resulted in proceeds of $12.7 million, including a prepayment premium of $0.1 million;

•	Repayment of a second lien debt investment in American Covers, Inc., which resulted in proceeds of $10.2 million, including a prepayment premium of $0.2 million;

•	Repayment of a second lien term loan Vision Solutions, Inc. at par, which resulted in proceeds of $9.6 million;

•	Repayment of a second lien term loan in Allen Edmonds Corporation at par, which resulted in proceeds of $7.3 million;

•

Repayment of a first lien senior secured term loan at par and sale of our equity investment in Airborne Tactical Advantage Company, LLC, which resulted in proceeds of $5.2 million. These proceeds included a realized gain of $0.7 million and a $0.2 million escrow related to the sale of the business;

•	Sale of a CLO residual interest in Dryden CLO, Ltd., which resulted in proceeds of $4.9 million, of which $1.1 million was recognized as a realized loss;

•	Sale of a common equity position in Surgery Center Holdings, Inc., which resulted in proceeds of $3.7 million, all of which was recognized as a realized gain; and

•	Sale of an equity position in AIM Media Texas Operating, LLC, which resulted in proceeds of $0.7 million.

For the nine months ended September 30, 2015

•	Repayment of a first lien secured debt investment in Harrison Gypsum, LLC, which resulted in proceeds of $31.6 million, which included a prepayment premium of $0.07 million;

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Partial sale of first lien secured debt and common equity investments in Igloo Products Corp., which resulted in proceeds of $14.1 million and included a nominal realized gain;

•	Repayment of second lien and subordinated debt investments in Sheplers, Inc. at par, resulting in proceeds of $13.5 million;

•	Partial sale of a first lien secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a first lien secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million;

•	Sale of a CLO residual interest in Adirondack Park CLO Ltd., which resulted in proceeds of $7.8 million, including a nominal realized gain;

•	Sale of a CLO residual interest in Sheridan Square CLO, Ltd., which resulted in proceeds of $5.0 million, including a nominal realized loss;

•	Partial sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $2.8 million and included a nominal realized gain; and

•	Partial sale of a second lien debt investment in Vision Solutions, Inc., which resulted in proceeds of $2.0 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations and through September 30, 2016, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.3% (based on cash invested of $762.6 million and total proceeds from these exited investments of $952.8 million). 94.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater.

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

Cash invested, with respect to an investment, represents our aggregate cash investment in the debt or equity securities we acquire.

Realized returns, with respect to an investment, represents the total cash received with respect to each investment, including all amortization payments, interest, dividends, prepayment fees, upfront fees, original issue discount, amendment fees and other fees and proceeds.

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

Logan JV is capitalized with equity contributions which are generally called from its members, on a pro-rata basis based on their equity commitments, as transactions are completed. Any decision by the Logan JV to call down on capital commitments requires the explicit authorization of us, coupled with that of Perspecta, and we may withhold such authorization for any reason in our sole discretion. As of September 30, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.8	35.3

Total Investments	$250.0	$73.8	$176.3

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$49.4	$150.6
Perspecta Trident LLC	50.0	12.4	37.6

Total Investments	$250.0	$61.8	$188.2

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2015 and 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135.0 million. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of September 30, 2016 and December 31, 2015, Logan JV had $129.3 million and $108.1 million of outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At September 30, 2016, the effective interest rate on the Logan JV Credit Facility was 3.22% per annum.

As of September 30, 2016 and December 31, 2015, Logan JV had total investments at fair value of $203.4 million and $161.9 million, respectively. As of September 30, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 95 and 85 different borrowers, respectively. As of September 30, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of September 30, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.7 million and $0.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	As of September 30,	As of December 31,
	2016	2015
First lien secured debt	$188,700	$148,463
Second lien debt	20,588	21,976

Total debt investments	$209,288	$170,439

Weighted average yield on first lien secured loans (2)	6.5%	6.3%
Weighted average yield on second lien loans (2)	9.3%	9.0%
Weighted average yield on all loans (2)	6.8%	6.7%
Number of borrowers in Logan JV	95	85
Largest loan to a single borrower (1)	$5,923	$4,975
Total of five largest loans to borrowers (1)	$25,548	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the three and nine months ended September 30, 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.0 million and $5.4 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2015, our share of income from distributions declared related to our Logan JV LLC equity interest was $1.2 million and $2.3 million, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of September 30, 2016 and December 31, 2015, $3.0 million and $1.9 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016, dividend income and realized gains of $2.0 million was recognized for the quarter ended September 30, 2016 and represented a dividend yield to the Company of 13.6% based upon average equity invested. As of December 31, 2015, dividend income earned of $1.5 million for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested.

Logan JV Loan Portfolio as of September 30, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,474	$1,485	$1,466
Acrisure, LLC(3)	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	07/20/2016	05/19/2022	503	(7)	3
Acrisure, LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	07/20/2016	05/18/2022	994	986	1,000
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	2,000	1,981	2,007
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,980	1,967	1,975
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,950	1,862	1,872
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,954	4,852	4,759
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,500	2,389	2,513
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,020	1,986	2,005
Aristotle Corporation	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,594	4,576	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	982	975	729
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	992	754
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	985	869	926
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	898	854	882
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,496	1,423	1,470
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR +6.75%)	12/05/2014	07/17/2020	1,372	1,358	1,084
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%)	04/05/2016	04/12/2023	1,700	1,652	1,726
BMC Software Finance, Inc	High Tech Industries	5% (LIBOR +4%)	06/02/2016	09/10/2020	1,989	1,808	1,923
CAbi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,166	1,158	1,166
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	5,923	5,678	5,921
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,654	2,630	2,657
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,753	4,738	4,741
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,463	1,402	1,428
Compuware Corp	Services: Business	6.25% (LIBOR +5.25%)	12/11/2014	12/15/2021	2,951	2,878	2,946
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	09/29/2023	2,000	1,940	1,960
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,846	3,796
Creative Artists	Media: Diversified & Production	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,456	2,485	2,477
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,965	1,973	1,945
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	06/16/2023	2,000	1,980	2,018
CWGS Group, LLC	Automotive	5.75% (LIBOR +4.75%)	12/22/2014	02/20/2020	2,229	2,229	2,235
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,500	2,464	2,536
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,909	1,949
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,950	2,941	2,542

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,450	4,537
Evergreen Skills Lux S.á r.l.	High Tech Industries	5.75% (LIBOR +4.75%)	01/15/2015	04/28/2021	1,475	1,452	1,310
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,980	3,724	3,788
Getty Images, Inc.	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.5%)	02/18/2015	10/18/2019	982	932	824
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	990	986	996
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,963	2,951	2,948
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,903	3,741	3,820
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,990	3,840	3,817
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	2,000	1,941	1,951
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,470	1,445	1,479
Insurance Technologies (4)	High Tech Industries	8% (LIBOR +7%)	03/26/2015	12/01/2019	1,586	1,575	1,594
Insurance Technologies	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/01/2019	209	(1)	1
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,040	1,035	1,027
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	965	958
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,990	3,933	3,950
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,820	2,019
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,444	1,353	1,418
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,444	1,316	1,433
LegalZoom	Services: Business	8% (LIBOR +7%)	06/15/2015	05/13/2020	4,930	4,930	4,979
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,624	2,637	2,630
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	339	340	339
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,739	4,704	4,502
Match Group Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/06/2015	11/16/2022	731	729	737
MediArena Acquisition B.V.	Media: Broadcasting & Subscription	6.75% (LIBOR +5.75%)	12/18/2014	08/13/2021	1,470	1,453	1,314
Mediware Information Systems Inc	High Tech Industries	6% (LIBOR +5%)	09/26/2016	09/22/2023	2,000	1,980	2,016
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,979	1,968	1,860
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,000	1,970	2,000
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,965	2,853	2,822
Navistar Inc	Automotive	6.5% (LIBOR +5.5%)	08/06/2015	08/07/2020	1,985	1,974	1,993
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%) (7.5% Cash and 1.0% PIK)(5)	08/21/2015	07/31/2018	2,963	2,953	2,963
Novitex Acquisition, LLC	Consumer goods: Non-Durable	8% (LIBOR +6.75%)	12/05/2014	07/07/2020	961	950	904
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	988	960
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	990	969	995
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	914	911	916
Quality Care Properties, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/30/2016	09/30/2022	2,125	2,082	2,112
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5.5% (LIBOR +4.5%)	11/23/2015	11/02/2022	2,935	2,928	2,953
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/21/2021	2,000	1,940	1,960

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,456	2,435	2,327
Riverbed Technology, Inc.	High Tech Industries	5% (LIBOR +4%)	02/25/2015	04/25/2022	975	971	986
SCS Holdings Inc	Services: Business	6% (LIBOR +5%)	11/20/2015	10/30/2022	1,978	1,964	1,996
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	09/23/2022	2,750	2,724	2,732
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.25%)	12/18/2014	03/27/2019	3,876	3,793	3,854
Smart Start, Inc.	Services: Consumer	5.75% (LIBOR	08/28/2015	02/20/2022	2,481	2,460	2,475
		+4.75%)
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,988	4,859	5,042
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,836	3,403	3,234
Stonewall Gas Gathering LLC	Energy: Oil & Gas	8.75% (LIBOR +7.75%)	01/26/2015	01/28/2022	572	550	584
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,970	1,865	1,458
Travelport Finance Luxembourg Sarl	Services: Business	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,906	2,920	2,922
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,985	1,967	1,911
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	220	230
Varsity Brands	Consumer goods: Durable	5% (LIBOR +4%)	12/10/2014	12/11/2021	983	975	989
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	899	898	854
Zep Inc	Chemicals, Plastics & Rubber	5.5% (LIBOR +4.5%)	09/04/2015	06/27/2022	2,963	2,969	2,977

Total Senior Secured First Lien Term Loans						$183,949	$183,366

Second Lien Term Loans
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,786	$2,805
AssuredPartners Inc	Banking, Finance, Insurance & Real	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	965	996
	Estate
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	987	978
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	505
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,714	1,795
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,875
Eastman Kodak Company	High Tech Industries	10.75% (LIBOR +9.5%)	03/24/2015	09/03/2020	1,000	997	990
Filtration Group Corporation	Services: Business	8.25% (LIBOR +7.25%)	03/16/2015	11/22/2021	524	526	525
GENEX Services, Inc.	Services: Business	8.75% (LIBOR	06/26/2015	05/30/2022	1,000	990	955
		+7.75%)
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	478	387
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,725	2,850
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	991	996
MRI Software LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	930	885
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	988
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	422

Total Second Lien Term Loans						$19,956	$19,996

Total Investments						$203,905	$203,362

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $503, which was unfunded as of September 30, 2016.
(4)	Represents a delayed draw commitment of $209, which was unfunded as of September 30, 2016.
(5)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	$1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	1,980	1,983
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
CAbi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	1,462	1,321
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	976	942

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	3,007	2,936
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	02/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Company/Security	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Second Lien Term Loans
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	990	987
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR +6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:

Selected Balance Sheet Information

	As of September 30,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $203,905 and $167,729, respectively)	$203,362	$161,911
Cash	9,058	7,671
Receivable for investments sold	7,097	—
Other assets	2,689	2,091

Total assets	$222,206	$171,673

Liabilities:
Loans payable	$129,257	$108,137
Payable for investments purchased	14,550	4,367
Distribution payable	3,695	2,375
Other liabilities	1,269	816

Total liabilities	$148,771	$115,695

Members’ capital	$73,435	$55,978

Total liabilities and members’ capital	$222,206	$171,673

Selected Statement of Operations Information

	For the three months ended September 30, 2016	For the three months ended September 30, 2015	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,798	$2,219	$10,459	$4,423
Fee income	89	18	167	80

Total investment income	3,887	2,237	10,626	4,503
Credit facility expenses(1)	1,298	737	3,579	1,469
Other expenses	105	49	343	166

Total expenses	1,403	786	3,922	1,635

Net investment income	2,484	1,451	6,704	2,868
Net realized gains	166	45	179	45
Net change in unrealized appreciation (depreciation) on investments	3,640	(2,018)	5,274	(1,911)

Net increase (decrease) in members’ capital from operations	$6,290	$(522)	$12,157	$1,002

(1)

As of September 30, 2016, Logan JV had $129,257 outstanding debt under the credit facility with an effective interest rate of 3.22% per annum. As of September 30, 2015, Logan JV had $91,162 outstanding debt under the credit facility with an effective interest rate of 2.82%.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole and in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds, registered closed-end funds and CLOs. In addition, our officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of September 30, 2016, all of Greenway’s committed capital has been fully called. Our nominal investment in Greenway is reflected in the September 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. As of September 30, 2016, distributions representing 122.7% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through September 30, 2016 totaled $184.0 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended September 30, 2016 and 2015, we earned $0.1 million and $0.1 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, we earned $0.2 million and $0.5 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $0.1 million and $0.1 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of ours. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue in existence until October 10, 2021, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186.5 million of commitments primarily from institutional investors. As of September 30, 2016, all of Greenway II’s committed capital has been fully called. Our capital commitment to Greenway II is $0.01 million. Our nominal investment in Greenway II LLC is reflected in the September 30, 2016 and December 31, 2015 Consolidated Schedules of Investments. Greenway II LLC is managed by us. As of September 30, 2016, distributions representing 52.6% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through September 30, 2016 totaled $98.3 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended September 30, 2016 and 2015, we earned $0.3 million and $0.4 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, we earned $1.0 million and $1.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $0.4 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, there was no interest owed to Greenway II.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These costs are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended September 30, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, we recognized $0.2 million and $0.2 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, $0.2 million and $0.4 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

CLO Residual Interests

As of September 30, 2016 and December 31, 2015, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of September 30, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516.4	$10.0	$—	$—	$6.8	$6.2
Flagship VII, Ltd.	12.6%	$441.8	$5.0	3.1	2.3	3.5	3.1
Flagship VIII, Ltd.	25.1%	$470.9	$10.0	6.1	5.0	6.8	5.7

Total CLO residual interests				$9.2	$7.3	$17.1	$15.0

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

For the three months ended September 30, 2016 and 2015, we recognized interest income totaling $0.5 million and $0.7 million, respectively, related to CLO residual interests. For the nine months ended September 30, 2016 and 2015, we recognized interest income totaling $1.7 million and $3.0 million, respectively, related to CLO residual interests.

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

The amortized cost basis and fair value of the TRA as of September 30, 2016 was $11.5 million and $13.6 million, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11.5 million and $13.3 million, respectively. For the three months ended September 30, 2016 and 2015, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the nine months ended September 30, 2016 and 2015, we recognized interest income totaling $1.5 million and $1.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.28 and 2.13 at September 30, 2016 and December 31, 2015, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016		December 31, 2015
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$93.9	13.9%	$137.6	18.2%
2(b)	340.1	50.5%	417.4	55.4%
3(c)	203.6	30.3%	185.3	24.6%
4(d)	27.4	4.1%	13.6	1.8%
5(e)	7.8	1.2%	0.3	—

Total	$672.8	100.0%	$754.2	100.0%

(a)	As of September 30, 2016 and December 31, 2015, Investment Score “1” included $20.3 million and $26.5 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2016 and December 31, 2015, Investment Score “2” included $111.4 million and $122.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2016 and December 31, 2015, Investment Score “3” included $88.5 million and $48.4 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2016 and December 31, 2015, Investment Score “4” included $8.6 million and $0, respectively, of loans to companies in which we also hold equity securities.
(e)	As of September 30, 2016 and December 31, 2015, Investment Score “5” included $4.7 and $0.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2016, we had four loans from two issuers on non-accrual status with an amortized cost basis of $21.1 million and fair value of $18.7 million. As of December 31, 2015, we had two loans from two issuers on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2016 and December 31, 2015 as well as Recent Developments. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2016 and 2015

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Interest income on debt securities
Cash interest	$13.5	$16.9	$42.9	$51.2
PIK interest	0.5	1.1	1.5	3.1
Prepayment premiums	0.6	0.1	0.9	0.3
Net accretion of discounts and other fees	1.6	1.0	3.4	2.6

Total interest on debt securities	16.2	19.1	48.7	57.2
Dividend income	2.8	1.2	7.8	2.6
Interest income on other income-producing securities	1.7	1.7	5.3	6.0
Fees related to Greenway and Greenway II	0.4	0.5	1.2	1.7
Other income	0.5	0.6	1.6	3.1

Total investment income (1)	$21.6	$23.1	$64.6	$70.6

(1)

For the three months ended September 30, 2016 and 2015, we recognized $0 and $0.2 million, respectively, of non-recurring fees from portfolio companies. For the nine months ended September 30, 2016 and 2015, we recognized $0 and $1.3 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three month periods was primarily due to the contraction in overall investment portfolio since September 30, 2015, which led to lower interest income, and additional loans that were put on non-accrual status or were restructured into non-income producing securities. This decrease was offset primarily by an increase in dividend income related to the Logan JV, prepayment premiums and accelerated amortization from loans that were repaid during the three months ended September 30, 2016.

The decrease in investment income between the nine month periods was primarily related to the contraction in the overall investment portfolio, additional loans that were put on non-accrual status or were restructured into non-income producing securities and lower other income related to fees on certain portfolio investments. Interest income on both debt and other income securities was lower primarily due to the recycling of proceeds from prepayments and sales of debt and CLO investments into the Logan JV and the impact of additional non-accrual investments or investments that were restructured into non-income producing securities. This decrease was offset by an increase in dividend income related to the Logan JV, prepayment premiums and accelerated amortization from loans that were repaid during the nine months ended September 30, 2016.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Accumulated PIK balance, beginning of period	$10.0	$7.6	$9.3	$7.0
PIK income capitalized/receivable	0.6	1.2	1.7	3.6
PIK received in cash from repayments	—	(0.4)	(0.3)	(2.2)
PIK reduced through restructuring(1)	(6.3)	—	(6.4)	—

Accumulated PIK balance, end of period	$4.3	$8.4	$4.3	$8.4

(1)	Primarily in connection with the restructuring of our investments in OEM Group, Inc. and Tri-Starr Management Services, Inc. PIK income accrued in connection with the existing loan to each portfolio company was completely reduced and is no longer receivable.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2016 and 2015.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Expenses
Interest and fees on Borrowings (a)	$3.9	$3.8	$11.6	$10.9
Incentive fees(b)	2.6	2.9	2.7	8.9
Base management fees	2.7	3.0	8.4	8.9
Other expenses	1.1	1.2	3.5	3.8
Administrator expenses	0.9	0.9	2.7	2.8

Total expenses before taxes	11.2	11.8	28.9	35.3
Income tax provision, excise and other taxes (c)	(0.1)	(0.3)	0.2	(0.2)

Total expenses after taxes	$11.1	$11.5	$29.1	$35.1

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility and Notes.
(b)	For the three months ended September 30, 2016, there was no reduction to the ordinary income incentive fee expense as a result of net realized and unrealized losses in the portfolio. For the nine months ended September 30, 2016, the ordinary income incentive fee expense of $7.6 million was reduced to $2.7 million as a result of net realized and unrealized losses in the portfolio.
(c)	Amounts include the income taxes related to earnings by our consolidated wholly-owned corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses during the three month periods was due primarily to lower management and incentive fees as a result of a decrease in the size of the portfolio. This decrease was offset by lower income tax benefits from our blocker corporation investments for the three months ended September 30, 2016.

The decrease in operating expenses during the nine month periods was due primarily to lower incentive fees as a result of realized and unrealized losses in the portfolio and lower management fees as a result of portfolio contraction. This decrease was offset by an increase in interest and fees on borrowings as a result of higher borrowings outstanding and an increased tax provision from our blocker corporation investments for the nine months ended September 30, 2016.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $10.5 million, or $0.32 per common share based on a weighted average of 33,169,376 common shares outstanding for the three months ended September 30, 2016, as compared to $11.6 million, or $0.35 per common share based on a weighted average of 33,506,914 common shares outstanding for the three months ended September 30, 2015.

Net investment income was $35.6 million, or $1.07 per common share based on a weighted average of 33,234,994 common shares outstanding for the nine months ended September 30, 2016, as compared to $35.5 million, or $1.05 per common share based on a weighted average of 33,739,279 common shares outstanding for the nine months ended September 30, 2015.

The decrease in net investment income between the three month periods is primarily attributable to a decrease in interest on debt investments. This was offset by lower incentive and management fees and the increase in dividend income related to the Logan JV.

The increase in net investment income between the nine month periods is primarily attributable to the lower incentive fees as a result of net realized and unrealized losses in the portfolio and the increase in dividend income related to the Logan JV. This was partially offset by additional loans put on non-accrual status or restructured, a decrease in interest on debt investments due to portfolio contraction and a decrease in other income related to fees earned on certain portfolio investments.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the three and nine months ended September 30, 2016 and 2015 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
AIM Media Texas Operating, LLC	$—	$—	$(0.1)	$—
Airborne Tactical Advantage Company, LLC	—	—	0.7	—
Dimont & Associates, Inc. (1)	—	—	(10.9)	—
Dryden CLO, Ltd.	(1.1)	—	(1.1)	—
OEM Group, Inc. (2)	—	—	(6.2)	—
Loadmaster Derrick & Equipment, Inc. (3)	(6.6)	—	(6.6)	—
Surgery Center Holdings, Inc.	—	—	3.7	—
Tri Starr Management Services, Inc. (4)	(17.4)	—	(17.4)	—
Other	0.1	0.2	0.1	0.3

Net realized (losses)/gains	$(25.0)	$0.2	$(37.8)	$0.3

(1)	On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.
(2)	On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.
(3)	On July 1, 2016, as part of the restructuring, we exchanged the cost basis of our senior secured loans totaling $14.7 million for a new senior secured term loan of $7.0 million, a debt-like preferred equity position, valued at $1.1 million, and 10% warrants. As result of the restructuring, we recognized a $6.6 million loss on conversion to preferred equity, which was offset by a $5.1 million change in unrealized appreciation.
(4)	On July 22, 2016, as part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3.1 million. As result of the restructuring, we recognized a $17.4 million loss on conversion of its subordinated debt investment to common equity, which was offset by a $17.4 million change in unrealized appreciation.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gross unrealized appreciation on investments	$10.6	$5.4	$15.3	$15.6
Gross unrealized depreciation on investments	(8.1)	(13.0)	(21.9)	(17.5)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	22.2	(1.0)	18.8	(0.4)

Total	$24.7	$(8.6)	$12.2	$(2.3)

The net change in unrealized appreciation (depreciation) on our investments for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was driven primarily by unrealized depreciation as a result of changes in the capital market conditions and financial performance of certain assets including Charming Charlie, LLC, Hostway Corporation and Washington Inventory Service. This was offset by unrealized appreciation on our investments in Loadmaster Derrick & Equipment, Inc. and Tri-Starr Management Services, Inc. of approximately $22.5 million, which was a reversal of prior period unrealized depreciation, as the result of recognizing $24.0 million in realized losses as part of the restructuring of both businesses.

The net change in unrealized appreciation (depreciation) on our investments for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was driven primarily by unrealized depreciation as a result of changes in the capital market conditions and the financial performance of certain assets including Charming Charlie, LLC, Hostway Corporation and Washington Inventory Service. This was offset by unrealized appreciation on our investments in Dimont & Associates, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, Inc. and Tri-Starr Management Services, Inc. of approximately $38.9 million, which was a reversal of prior period unrealized depreciation, as the result of recognizing $41.1 million in realized losses as part of the restructuring of these businesses.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2016 and 2015, the Company recognized a provision for tax on unrealized gains on investments of $0.4 million and $0.4 million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2016 and 2015, the Company recognized a provision for tax on unrealized gains on investments of $0.6 million and $0.7 million for consolidated subsidiaries, respectively. As of September 30, 2016 and December 31, 2015, $4.4 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended September 30, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.1 million and ($0.1) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the nine months ended September 30, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.1 million and ($0.3) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended September 30, 2016 and 2015, we realized a loss of $0.1 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the nine months ended September 30, 2016 and 2015, we realized a loss of $0.2 million and $0.3 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $9.9 million, or $0.30 per common share based on a weighted average of 33,169,376 common shares for the three months ended September 30, 2016, as compared to $2.6 million, or $0.08 per common share based on a weighted average of 33,506,914 common shares for the three months ended September 30, 2015.

The change in net assets resulting from operations for the three months ended September 30, 2016 is due primarily to net realized and unrealized losses in the portfolio as described above.

Net increase in net assets resulting from operations totaled $9.2 million, or $0.28 per common share based on a weighted average of 33,234,994 common shares for the nine months ended September 30, 2016, as compared to $32.2 million, or $0.95 per common share based on a weighted average of 33,739,279 common shares for the nine months ended September 30, 2015.

The change in net assets resulting from operations for the nine months ended September 30, 2016 is due primarily to net realized and unrealized losses in the portfolio as described above.

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

We borrowed $98.3 million under our Revolving Facility for the nine months ended September 30, 2016 and repaid $153.3 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $120.0 million under our Revolving Facility for the nine months ended September 30, 2015 and repaid $139.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $90.9 million and $70.7 million for the nine months ended September 30, 2016 and 2015, respectively, primarily in connection with the prepayments and sales of portfolio investments. For the nine months ended September 30, 2016, our financing activities used $55.0 million to repay borrowings on our facility, $33.9 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs. For the nine months ended September 30, 2015, our financing activities used $19.5 million to repay borrowings on our facility, $34.3 million for distributions to stockholders, $7.0 million to repurchase common stock, and $1.9 million for the payment of financing and offering costs.

As of September 30, 2016 and December 31, 2015, we had cash of $4.3 million and $3.9 million, respectively. We had no cash equivalents as of September 30, 2016 and December 31, 2015.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fund investments in our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Interest Rate
Revolving Facility	$303.5	$97.2	3.06%	$303.5	$152.2	2.94%
Term Loan Facility	106.5	106.5	3.31%	106.5	106.5	3.19%
2021 Notes	50.0	50.0	6.75%	50.0	50.0	6.75%
2022 Notes	35.0	35.0	6.75%	35.0	35.0	6.75%

Total	$495.0	$288.7	4.24%	$495.0	$343.7	3.96%

(1)

As of September 30, 2016, excludes deferred financing costs of $1.6 million for the Term Loan Facility, $1.6 million for the 2021 Notes and $1.3 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

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

Borrowings under the Facilities are subject to, among other things, a minimum borrowing/collateral base. The Facilities have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 2.00: 1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

The credit agreements governing the Facilities also include default provisions such as the failure to make timely payments under the Facilities, the occurrence of a change in control, and the failure by us to materially perform under the operative agreements governing the Facilities, which, if not complied with, could, at the option of the lenders under the Facilities, accelerate repayment under the Facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations. Each loan originated under the Revolving Facility is subject to the satisfaction of certain conditions. We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Facilities.

For the nine months ended September 30, 2016, we borrowed $98.3 million and repaid $153.3 million under the Facilities. For the nine months ended September 30, 2015, we borrowed $120.0 million and repaid $139.5 million under the Facilities.

As of September 30, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $2.3 million, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2016 and 2015. Interest expense and related fees, excluding amortization of deferred financing costs, of $6.2 million and $6.9 million, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2016 and 2015.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of September 30, 2016 was in excess of 200%. Amortization of deferred financing costs of $0.3 million and $0.6 million, respectively, were incurred in connection with the facilities for the three months ended September 30, 2016 and 2015. Amortization of deferred financing costs of $0.8 million and $1.3 million, respectively, were incurred in connection with the facilities for the nine months ended September 30, 2016 and 2015. As of September 30, 2016, we had $2.7 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.6 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, we had $3.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.9 million of deferred financing costs related to the Term Loan Facility as a reduction to Loans Payable on the Consolidated Statement of Assets and Liabilities.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures collectively, (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2016, we were in compliance with the terms of the indenture and the supplemental indenture governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2016, the carrying amount and fair value of our 2021 and 2022 Notes was $85.0 million and $88.3 million, respectively. As of December 31, 2015, the carrying value and fair value of our 2021 and 2022 Notes was $85.0 million and $84.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $3.6 million of fees and expenses. Any of these unamortized fees and expenses are presented as a reduction to the Notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2016, we amortized approximately $0.1 million and $0.4 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2015, we amortized approximately $0.1 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, we had approximately $2.8 million and $3.2 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three and nine months ending September 30, 2016, we incurred interest expense on the Notes of approximately $1.4 million and $4.3 million, respectively. For the three and nine months ending September 30, 2015, we incurred interest expense on the Notes of approximately $0.8 million and $2.5 million, respectively.

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

For the three months ended September 30, 2016 and 2015, we recognized $0.1 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, we recognized $0.2 million and $0.3 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended September 30, 2016 and 2015, we recognized $0.1 million and ($0.1) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is reflected in net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the nine months ended September 30, 2016 and 2015, we recognized $0.1 million and ($0.3) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is reflected in net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of September 30, 2016 and December 31, 2015, the fair value of our swap agreement is $(0.1) million and $(0.2) million, respectively, which is reflected as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2016 and December 31, 2015, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2.5	$—
BeneSys Inc.	—	0.2
The John Gore Organization, Inc. (1)	—	3.2

	$2.5	$3.4

Unfunded revolving commitments
Holland Intermediate Acquisition Corp.	$3.0	$3.0
The John Gore Organization, Inc. (1)	0.8	1.5
OEM Group, LLC	0.5	—
Tri Starr Management Services, Inc.	0.4	—

	$4.7	$4.5

Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.4	0.3

	$1.1	$1.0

Total unfunded commitments	$8.3	$8.9

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

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

Our quarterly distributions, if any, will be determined by our board of directors. We intend to make distributions to stockholders on a quarterly basis of substantially all of our net investment income. Although we intend to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, we may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by our board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, we may be limited in our ability to make distributions due to the BDC asset coverage test for borrowings applicable to us as a BDC under the 1940 Act.

The following table summarizes our dividends declared and paid or to be paid on all shares including dividends reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2016 and 2015 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon its taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2016 distributions as of September 30, 2016, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. There can be no certainty to stockholders that this determination is representative of what the tax attributes of our 2016 distributions to stockholders will actually be. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to our stockholders.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2016 and 2015 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Dollar amount repurchased	$—	$3.2	$1.5	$7.0
Shares repurchased	—	0.3	0.1	0.6
Average price per share (including commission)	$—	$12.28	$10.86	$12.33
Weighted average discount to net asset value	—	7.56%	12.22%	6.83%

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

For the three months ended September 30, 2016 and 2015, we incurred base management fees payable to the Advisor of $2.7 million and $3.0 million, respectively. For the nine months ended September 30, 2016 and 2015, we incurred base management fees payable to the Advisor of $8.4 million and $8.9 million, respectively. As of September 30, 2016 and December 31, 2015, $2.7 million and $2.9 million, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2016, we incurred $2.6 million and $2.7 million, respectively, of incentive fees related to ordinary income. For the three and nine months ended September 30, 2015, we incurred $2.9 million and $8.9 million, respectively, of incentive fees related to ordinary income. The lower incentive fee compared to the nine months ended September 30, 2015 was the result of realized and unrealized losses in the portfolio. If we had not incurred these net realized and unrealized losses for the nine month period ending September 30, 2016, we would have incurred an incentive fee related to ordinary income of $7.6 million. As of September 30, 2016 and December 31, 2015, $2.5 million and $2.9 million, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2016 and December 31, 2015, $1.4 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There were no capital gains incentive fee payable to our Advisor under the investment management agreement as of September 30, 2016 and December 31, 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2016 and 2015, we incurred no incentive fees related to the GAAP Incentive Fee.

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

For the three months ended September 30, 2016 and 2015, we incurred administrator expenses of $0.9 million and $0.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we incurred administrator expenses of $2.7 million and $2.8 million, respectively. As of September 30, 2016 and December 31, 2015, $0.04 million and $0.05 million, respectively, was due to the Advisor for administrator expenses.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of September 30, 2016 and December 31, 2015, there was $0.03 million and $0.04 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2016 and December 31, 2015, we owed $0.04 million and $0.05 million, respectively, of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2016 and December 31, 2015, we incurred $0.01 million and $0.1 million, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of September 30, 2016 and December 31, 2015, $0.5 million and $0.6 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

Investment in Funds

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2016, we had four loans from two issuers on non-accrual status with an amortized cost basis of $21.1 million and fair value of $18.7 million. As of December 31, 2015, we had two loans from two issuers on non-accrual status with an amortized cost basis of $25.0 million and fair value of $13.9 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Dividends” above for a summary of the distributions. For the three months ended September 30, 2016 and 2015 we incurred U.S. federal excise tax and other tax expenses of $0.1 million and $0.1 million, respectively. For the nine months ended September 30, 2016 and 2015 we incurred U.S. federal excise tax and other tax expenses of $0.3 million and $0.5 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and nine months ended September 30, 2016 and 2015 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Current income tax provision:
Current income tax (provision) benefit	$(0.0)	$0.3	$(0.2)	$0.1
Current provision for taxes on realized gain on investments	—	—	—	—
Deferred income tax provision:
Deferred income tax benefit	0.1	0.2	0.4	0.5
Provision for taxes on unrealized gain on investments	(0.4)	(0.4)	(0.6)	(0.7)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2016 and December 31, 2015, $0.2 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2016 and December 31, 2015, $4.4 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of September 30, 2016 and December 31, 2015, $1.4 million and $1.1 million, respectively of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income and has therefore not recognized an allowance against these deferred tax assets.

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

Recent Developments

From October 1, 2016 through November 8, 2016, we closed one new and one follow-on first lien investment totaling $13.9 million in the financial services and industrials industries. The new floating rate investment and follow-on fixed rate investment have a combined weighted average yield based upon cost at the time of the investment of 8.3%.

On October 3, 2016, we sold our first lien investment in American Achievement Corporation at cost for net proceeds of $9.6 million.

On October 5, 2016, we restructured our investment in Copperweld Bimetallics LLC, or Copperweld. As part of the restructuring, we exchanged the cost basis of our senior secured loan totaling $19.3 million, for a debt-like preferred equity position of $3.4 million and a controlled equity position of an affiliate of Copperweld valued at $9.0 million, with $5.4 million remaining as a senior secured term loan. In connection with the restructuring, we recognized a $1.5 million loss.

On October 20, 2016, we received proceeds of $11.0 million from the repayment of our second lien investment in Synarc-Biocore Holdings, LLC at par.

On November 8, 2016, our board of directors declared a dividend of $0.27 per share payable on December 30, 2016 to stockholders of record at the date of business on December 15, 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2016, 13.7% of the debt investments in our portfolio bore interest at fixed rates based upon fair value. Most of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our September 30, 2016 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$13.7	$4.6	$9.1
Up 200 basis points	$9.0	$3.0	$6.0
Up 100 basis points	$4.4	$1.5	$2.9
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2016 for more information on the incentive fee.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on March 10, 2016 other than as described in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the Securities and Exchange Commission on August 4, 2016.

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

During the nine months ended September 30, 2016, we purchased 141,554 shares at a weighted average price per share of $10.86, inclusive of commissions. This represents a discount of approximately 12.22% to average net asset value per share for the nine months ended September 30, 2016. The following table presents information with respect to the Company’s purchases of its common stock during the nine months ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2016 through January 31, 2016	—	$—	—	$17,709,829.83
February 1, 2016 through February 29, 2016	—	$—	—	$17,709,829.83
March 1, 2016 through March 31, 2016 (1)	50,600	$10.62	50,600	$24,462,535.82
April 1, 2016 through April 30, 2016	—	$—	—	$24,462,535.82
May 1, 2016 through May 31, 2016	4,266	$11.03	4,266	$24,415,492.51
June 1, 2016 through June 30, 2016	86,688	$10.99	86,688	$23,462,535.50
July 1, 2016 through July 31, 2016	—	$—	—	$23,462,535.50
August 1, 2016 through August 31, 2016	—	$—	—	$23,462,535.50
September 1, 2016 through September 30, 2016	—	$—	—	$23,462,535.50

	141,554	$10.86	141,554

(1)	Shares repurchased were under the new $25.0 million repurchase program authorized by the Company’s board of directors on March 8, 2016.

The Company’s net asset value per share was increased by approximately $0.00 as a result of the share repurchases.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On November 7, 2016 we added three members to our investment committee. None of the members of the investment committee are employed by us or receive any direct compensation from us. These individuals receive compensation from THL Credit Advisors LLC that includes an annual base salary, an annual discretionary bonus and a portion of the distributions made by THL Credit Advisors LLC, a portion of which relates to the incentive fee earned by THL Credit Advisors LLC in connection with its services to us.

W. Montgomery Cook. Mr. Cook, 49, is a Managing Director for THL Credit Advisors LLC and serves as a member of the Direct Lending investment committee. He is responsible for transaction origination, underwriting and execution for the New York investment team. Mr. Cook also oversees origination, structuring and execution of investments in the financial services vertical. Prior to joining THL Credit in 2013, Mr. Cook was a Director at Deutsche Bank in the Credit Solutions Group where he was responsible for originating and structuring investment opportunities for the bank’s balance sheet. Mr. Cook’s experience included leveraged loans, middle market CLOs, esoteric asset finance, commercial real estate and premium finance. Prior to Deutsche Bank, Mr. Cook was a Managing Director with a publicly-traded BDC where he was on the investment committee and responsible for sourcing, underwriting, executing and monitoring a portfolio of subordinated loans and equity co-investments to financial sponsor-backed companies. Mr. Cook began his career at Merrill Lynch & Co. where he was a Financial Analyst in the Telecom, Media & Technology Investment Banking group and was subsequently an Associate and a Vice President in the Financial Sponsors Group at J.P. Morgan. Mr. Cook earned his B.S. in Business Administration from Northeastern University.

James R. Fellows. Mr. Fellows, 51, is a Managing Director and Co-Head of the Tradable Credit Platform for THL Credit Advisors LLC. He also serves on the Board of Directors of an affiliate of THL Credit Advisors. He has more than twenty-eight years of investment industry experience, principally in the area of leveraged finance. From April 2004 through June 2012, Mr. Fellows was Co-Head, Alternative Credit Strategies Group of McDonnell Investment Management, LLC, where he helped establish and manage three cash flow CLOs, a leveraged loan opportunity fund and unleveraged fund and a separate account. From 1998 to April 2004, Mr. Fellows was a Senior Vice President at Columbia Advisors, where he served as Co-Portfolio Manager for two continuously offered closed-end funds and four structured product vehicles from their inception, including two CLOs. Prior to joining Columbia Advisors in 1998, Mr. Fellows was a Senior Credit Analyst for Van Kampen Investments in its Bank Loan Investment Group. While at Van Kampen, Mr. Fellows also served as a Credit Analyst for high-yield bonds and privately placed mezzanine bonds. Other responsibilities with Van Kampen included training junior credit analysts for its bank loans and high yield groups. Mr. Fellows brings extensive knowledge of high-yield bank loans and high-yield bonds, as well as in-depth workout, restructuring and distressed investment experience. Mr. Fellows received his B.S. degree in Economics and Finance from the University of Nebraska and is a CFA charterholder and a member of The CFA Institute.

Howard H. Wu. Mr. Wu, 37, is a Managing Director for THL Credit Advisors LLC and serves as a member of the Direct Lending investment committee. He leads transaction origination, underwriting, execution, and portfolio management for the Boston and Los Angeles investment teams. Prior to joining THL Credit in 2007, Mr. Wu worked in the Corporate Finance department at Yahoo! Inc. where he executed mergers & acquisitions and strategic partnerships. He was previously in the Investment Banking Division at Bear, Stearns & Co. in San Francisco and Los Angeles. Mr. Wu earned his B.A. in Economics from the University of California, Berkeley.

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

THL CREDIT, INC.

Date: November 9, 2016	By:	/S/ SAM W. TILLINGHAST
Sam W. Tillinghast
Co-Chief Executive Officer

Date: November 9, 2016	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Co-Chief Executive Officer

Date: November 9, 2016	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson
Chief Financial Officer