Form 10-K
period 2016-12-31
THL Credit, Inc.
filed 2017-03-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $369.2 million based on the closing price on that date of $11.13 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 9, 2017, there were 32,925,366 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2017 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

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

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. Our investment activities are managed by THL Credit Advisors LLC, or THL Credit Advisors, and supervised by our board of directors, a majority of whom are independent of THL Credit Advisors and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of lower middle market companies. We are a direct lender to lower middle market companies and invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien secured loans and subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and/or subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We also may provide advisory services to managed funds.

We intend to co-invest, subject to the conditions included in the exemptive order we received from the SEC, with certain of our affiliates. See “-Material Conflicts of Interests” below. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification

We define lower middle market companies to mean both public and privately-held companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, generally between $5 million and $25 million. We expect to generate returns primarily through a combination of contractual interest payments on debt investments, equity appreciation, origination and similar fees. We can offer no assurances that we will achieve our investment objective.

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2016, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate $1,829 million in commitments to 92 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through

December 31, 2016, we, along with our managed funds and separately managed account, have received $1,152.0 million of proceeds from the realization of investments. The Company alone has received $945.0 million of proceeds from the realization of its investments.

As a BDC, we are generally required to invest at least 70% of our total assets primarily in securities of private and certain U.S. public companies (other than certain financial institutions), cash, cash equivalents and U.S. government securities and other high quality debt investments that mature in one year or less.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage for up to one half of our assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from public and private securities to finance our investment objectives. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations.

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. The Company has formed substantially owned subsidiaries which serve as tax blockers, including THL Credit Holdings, Inc., THL Credit AIM Media Holdings, Inc. and THL Credit YP Holdings, Inc., and hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed substantially owned subsidiaries which serve as the administrative agents on certain investment transactions, including THL Corporate Finance, Inc. and THL Corporate Finance, LLC.

(1)

THL Credit Advisors LLC is owned and controlled by certain employees of THL Credit Advisors and THL Credit SLS Senior Loan Strategies LLC, or SLS, and a partnership consisting of certain of the partners of THL Partners (defined below).

(2)	SLS is a wholly-owned subsidiary of THL Credit Advisors that focuses principally in investing in broadly syndicated senior loans.
(3)

Greenway I is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, together with a nominal amount committed by the Company, all of which has been paid in and invested by Greenway I, which is managed by us.

(4)

Greenway II is an investment fund and, together with a related vehicle, has $187.0 million of capital committed by third party investors, all of which has been paid in and invested by Greenway II, together with a nominal amount committed by the Company, which is managed by us.

(5)

Logan JV is a joint venture entered into between the Company and Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, which invests primarily in senior secured first lien term loans. Logan JV has $250 million of capital commitments, of which the Company committed $200 million and Perspecta committed $50 million.

THL Credit Advisors LLC

Our investment activities are managed by our investment adviser, THL Credit Advisors. THL Credit Advisors is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. We pay THL Credit Advisors a management fee as a percentage of our gross assets and may pay incentive fees as a percentage of our ordinary income and capital gains.

THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is an alternative credit investment manager for both direct lending and broadly syndicated investments through public and private vehicles, collateralized loan obligations, separately managed accounts and co-mingled funds. THL Credit Advisors and its credit-focused affiliates managed assets of $8.7 billion as of December 31, 2016 across its two primary investment platforms: Direct Lending and Tradable Credit.

THL Credit Advisors benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

THL Credit Advisors’ Direct Lending platform invests primarily in secured loans consisting of first lien senior secured, including unitranche investments, and, to a lesser extent, second lien facilities. In certain instances, THL Credit Advisors’ Direct Lending platform also makes subordinated debt investments and equity investments such as warrants, preferred stock or other similar securities.

THL Credit Advisors’ Tradable Credit platform manages investments in secured broadly-syndicated, bank loans (BSLs), structured credit and high-yield securities through CLOs, separately managed accounts, subadvisory and various fund formats, including THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a nondiversified, closed-end management investment company. The Advisor maintains a variety of advisory or subadvisory relationships across its investment platform. For example the Advisor presently serves as an investment adviser to private funds and to certain CLOs and is a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). The Advisor may serve as investment advisor to additional private funds, registered closed-end funds and CLOs in the future.

THL Credit Advisors is headquartered in Boston, with additional investment teams in Chicago, Dallas, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, THL Credit Advisors has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its platforms.

THL Credit Advisor’s Direct Lending investment committee, which serves as our investment committee, is comprised of Sam W. Tillinghast, Christopher J. Flynn, Terrence W. Olson, W. Montgomery Cook, James R. Fellows and Howard H. Wu (the “Investment Committee Members”).

THL Credit Advisors has received an exemptive order from the SEC permitting it to negotiate, subject to the conditions of the order, co-investments among us and certain of its other investment advisory clients. See “Material Conflicts of Interests” below.

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

The Advisor is owned in part by a partnership consisting of certain of the partners of THL Partners. THL Partners is one of the world’s oldest and most experienced private equity firms. Since its founding in 1974, the firm has raised over $20 billion of equity capital and invested in more than 130 portfolio companies with an aggregate value of over $150 billion. THL Partners invests in growth-oriented businesses, headquartered primarily in North America, across three sectors: Business & Financial Services, Consumer & Healthcare, and Media & Information Services. The firm partners with portfolio company management to identify and implement operational and strategic improvements to accelerate sustainable revenue and profit growth. THL Partners strives to build companies of lasting value and generate superior investment returns. We believe we benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the industry knowledge of THL Partners’ investment team to consult with the THL Partners team on specific industry issues, trends and other related matters.

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

Determining the Market

We invest primarily in debt securities of sponsored issuers based in the lower middle market mainly in the United States. Our debt investments are composed of directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also may make second lien loans and subordinated or mezzanine debt investments, which may include an associated equity component such as warrants, preferred stock and other similar securities, and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. We also may provide advisory services to managed funds.

Market opportunity

We believe the environment for investing in lower middle market companies is attractive for several reasons, including:

Banks and traditional lenders have in recent years pulled back from the middle market creating an opportunity for alternative lenders like us. Increased lending regulation has limited the ability or willingness of traditional lenders to provide capital to middle market companies. Heightened scrutiny of large bank institutions by regulatory bodies has prompted lending guidelines that have sought to limit leverage, deter banks from lengthening payment timelines and restrict banks from holding certain CLO securities. Consolidation among commercial banks has reduced their focus on lower middle market business. We believe that many senior lenders have de-emphasized their service and product offerings to lower middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers

Meaningful availability of investable capital at private equity firms. Recent private equity data show over $340 billion of unused commitments to private equity funds that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies. Private equity funds will often prefer to support these transactions with debt securities, including first lien senior secured, second lien and mezzanine loans from sources such as us.

In our experience, the “one-stop” debt financing solution provided by alternative lenders like us, either as the sole lender or in small club executions, is attractive to certain middle market borrowers and sponsors. “One-stop” solutions seek to provide certainty, ease and speed of closing and result in a less complicated capital structure that gives the requisite lender greater control of its investment through smaller transactions with one or few lenders.

The large yet fragmented lower middle market may offer lenders more attractive economic terms compared to the more efficient, syndicated markets. Investing in debt securities in the lower middle market may offer more favorable returns relative to their investment risk, when compared to investments in public high yield or syndicated bank loan securities. Furthermore, private equity sponsors focused on the middle market seek lenders with domain expertise and certainty of closing rather than running a fully efficient arranger process. Directly originated investments in the middle market may, in our experience, permit higher yields on investments and may also benefit from other more favorable terms relative to the broadly syndicated market, including lower leverage, tighter covenant packages, stronger call protection, and greater control of a work-out process in the case of a default.

Investment strategy

We believe a strategy focused primarily on debt securities in lower middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt investments tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity. Though it is not part of our investment strategy, we currently have, and may acquire in the future, control investments in portfolio companies. See “Item 1A—Risk Factors—“Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment may be limited”.

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2016, our portfolio investments spanned several industries and the largest industries represented and the percentage of our investment portfolio at fair value were as follows: (i) consumer products and services at 18.01%; (ii) industrials and manufacturing at 15.26%; (iii) financial services at 8.91%; (iv) media, entertainment and leisure at 7.98%; and (v) healthcare at 7.75%.

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

Competitive advantages

We believe that we possess the following competitive advantages over many other capital providers to lower middle market companies:

Experienced management team. As stated above, the Investment Committee Members are experienced and many have worked together extensively and together with their past investment experiences have invested through multiple business and credit cycles in a variety of credit products with the objective of generating attractive, long-term, risk-adjusted returns. Each of the Investment Committee Members brings a unique investment perspective and skill-set by virtue of their complementary collective experiences as both debt and equity investors.

Proactive Sourcing Platform. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Dallas, Los Angeles and New York, the Investment Committee Members have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which we generate investment opportunities consistent with our investment strategy.

Significant institutional expertise and brand recognition gained from investing over $1.9 billion in 94 companies between June 2009 and December 31, 2016 across our direct lending credit platform. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over seven years of doing business in the lower middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

Relationship with THL Partners. We are managed by THL Credit Advisors, the credit affiliate of THL Partners. As such, we have access to the relationship network and industry knowledge of THL Partners to enhance transaction sourcing capabilities. This also provides us with the opportunity to consult with investment team from THL Partners on specific industry issues, trends and other complementary matters.

Investments teams with a regional focus set up in Industry Verticals. We take a proactive, hands-on, and creative approach to investment sourcing, underwriting and portfolio management. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Dallas, New York and Los Angeles, we have a deep and diverse relationship network. Each of our five offices maintain a fully functional deal team (i.e., origination, underwriting and portfolio management). Given our five-office footprint, we are closer to smaller, regional sponsors and have cultivated deep relationships with these private equity firms. In many cases, regional sponsors prefer to partner with local lenders. Once an investment opportunity is sourced by one of our fives offices, the opportunity is transitioned to our lead underwriter who is responsible for the respective industry vertical while the individual who originated the opportunity remains closely involved in a relationship management capacity. We cover three primary industry verticals: Business & Financial Services (New York), Consumer & Healthcare (Boston, Dallas, Chicago and Los Angeles) and Information Services & Media (Los Angeles). Given our emphasis on three primary industry verticals, we have a strong preference for industry or sector-focused funds and/or sponsors who specialize in only several sectors as opposed to generalist private equity firms. Many lower middle market sponsors do not staff an internal capital markets resource (i.e., one who maintains a database and network of debt financing partners/arrangers); as such, a sponsor’s deal team leader without this resource is directly responsible for arranging debt financing as part of his/her deal process on a case-by-case basis. Lower middle market sponsors with this profile appreciate the value proposition of partnering with a trusted, local relationship and respected lender with deep domain expertise.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of Sam W. Tillinghast, Christopher J. Flynn, Terrence W. Olson, W. Montgomery Cook, James R. Fellows and Howard H. Wu. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the members of the committee is required and must include the consent of either Sam W. Tillinghast or Christopher J. Flynn.

Structuring

Our approach to structuring involves us choosing the most appropriate variety of securities for each particular investment; and negotiating the best and most favorable terms.

Investment Structure

In order to achieve our investment objective, we invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien loans and subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity investments. Typically, our investments will be approximately $10 million to $35 million of capital per transaction and have maturities of five to seven years. In determining whether a prospective investment satisfies our investment criteria, we generally seek a high total return potential on a risk-adjusted basis, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

We generally do not intend to invest in startup companies, operationally distressed situations or companies with speculative business plans. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include high yield bonds, private equity investments, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

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

Security types we invest in include:

First Lien Senior Secured Loans We invest in first lien or senior secured loans, and expect such loans to have terms of three to seven years. A first-lien loan is typically senior on a lien basis to other liabilities in the issuer’s capital structure and has the benefit of a first-priority security interest in assets of the issuer. The security interest ranks above the security interest of any second-lien lenders in those assets. Our first-lien loans may include stand-alone first-lien loans, “last out” unitranche loans, split-collateral loans, and secured corporate bonds with similar features to these categories of first-lien loans.

•

Stand-alone first-lien loans. Stand-alone first-lien loans are traditional first-lien loans. All lenders in the facility have equal rights to the collateral that is subject to the first-priority security interest.

•

“Last out” unitranche loans. The “last out” tranche in a unitranche facility is subject to a waterfall that provides that the “first-out” tranche will be paid out prior to the “last-out” tranche in the event of certain trigger events which customarily would include an enforcement action against collateral. Further, the “last-out” tranche in a unitranche facility may provide certain agreements with respect to the allocation of interest and amortization payments among the tranches. These arrangements may be set forth in an “agreement among lenders,” and/or in the underlying credit agreement, which provides lenders with “first out” and “last out” payment streams based on a single lien on the collateral. Since the “first out” lenders generally have priority over the “last out” lenders for receiving payment under certain specified events of default, or upon the occurrence of other triggering events under intercreditor agreements or agreements among lenders, the “last out” lenders bear a greater risk and, in exchange, receive a higher effective interest rate, through arrangements among the lenders, than the “first out” lenders or lenders in stand-alone first-lien loans.

•

“Split Collateral” loans are credit facilities in which the lenders have a first lien on certain assets and a second lien on other assets. Customarily, one credit facility enjoys a first lien on fixed assets such as equipment and real estate and a second lien on cash and accounts receivable and another credit facility, customarily a working capital facility, has a first lien on cash and accounts receivable and a second lien other assets. Agents on behalf of each credit facility customarily enter into an intercreditor agreement which sets forth each agent’s priority collateral and governs when among the two agents such agent may exercise certain rights and remedies.

Second Lien Loans We structure our second lien investments as secured loans with a second priority lien on the assets of the portfolio company. We obtain security interests in the assets of the portfolio company that serve as collateral in support of the repayment of such loans. This collateral serves as collateral in support of the repayment of these loans. Second lien loans may provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity, although there can be no assurance we will find investments providing for such amortization.

Mezzanine Loans We structure our subordinated, or mezzanine investments, primarily as unsecured, subordinated loans that provide for relatively high, fixed interest rates that will provide us with current interest income. Generally, mezzanine loans rank subordinate in priority of payment to senior debt, such as senior bank debt, and are often unsecured. However, mezzanine loans rank senior to common and preferred equity in a borrowers’ capital structure. Mezzanine loans typically have interest-only payments in the early years, with amortization of principal deferred to the later years and may include an associated equity component such as warrants, preferred stock or other similar securities. The warrants associated with mezzanine loans are typically detachable, which allows lenders to receive repayment of their principal on an agreed amortization schedule while retaining their equity interest in the borrower. Also, in some cases our mezzanine loans will be collateralized by a subordinated lien on some or all of the assets of the borrower. Typically, our mezzanine loans will have maturities of five to ten years. In determining whether a prospective mezzanine loan investment satisfies our investment criteria, we generally seek a high total return potential, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

Logan JV We have invested in Logan JV, which as of December 31, 2016 consisted of a portfolio of loans to 91 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—THL Credit Logan JV LLC.

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

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.36 and 2.13 at December 31, 2016 and December 31, 2015, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2016 and 2015 (in millions):

	December 31, 2016		December 31, 2015
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$62.9	9.4%	$137.6	18.2%
2(b)	364.6	54.5%	417.4	55.4%
3(c)	219.6	32.8%	185.3	24.6%
4(d)	—	0.0%	13.6	1.8%
5(e)	22.1	3.3%	0.3	—

Total	$669.2	100.0%	$754.2	100.0%

(a)	As of December 31, 2016 and December 31, 2015, Investment Score “1” included $20.2 million and $26.5 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2016 and December 31, 2015, Investment Score “2” included $110.7 million and $122.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2016 and December 31, 2015, Investment Score “3” included $95.6 million and $48.4 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2016 and December 31, 2015, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of December 31, 2016 and December 31, 2015, Investment Score “5” included $12.4 million and $0.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016, we had five loans from three issuers on non-accrual with an amortized cost basis of $13.8 million and a fair value of $6.9 million. As of December 31, 2015, we had two loans from two issuers on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

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

Management Fee. The base management fee is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter. For the years ended December 31, 2016, 2015 and 2014, THL Credit Advisors earned base management fees of $11.0 million, $11.8 million and $11.1 million, respectively, from us.

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income allocated to first component of incentive fee

For the years ended December 31, 2016, 2015 and 2014, we incurred $4.5 million, $11.9 million and $11.2 million, respectively, of incentive fees related to ordinary income. As of December 31, 2016 and December 31, 2015, $2.2 million and $2.9 million, respectively, of such incentive fees were currently payable to the Advisor. As of December 31, 2016 and December 31, 2015, $1.0 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Additionally, if the investment management agreement is terminated as of a date that is not a calendar year end, the termination date will be treated as though it were a calendar year end for purposes of calculating and paying the capital gains incentive fee.

For the years ended December 31, 2016, 2015 and 2014, THL Credit Advisors earned incentive fees of $4.5 million, $11.9 million and $11.2 million, respectively, from us. The lower incentive fee for the year ended December 31, 2016 compared to prior years were the result of realized and unrealized losses in the portfolio.

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

Alternative 2

Additional Assumptions

•	Investment Income (including interest, dividends, fees, etc.) = 3.50%

•	Preincentive fee net investment income (investment income—(base management fee + other expenses)) = 2.725%.

•	20% of cumulative net increase in net assets resulting from operations over current and preceding 11 calendar quarters = $10,000,000

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

Duration and termination

The investment management agreement was approved by our board of directors on March 7, 2017, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 7, 2017, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to certain CLOs and is a subadviser to a closed-end fund, THL Credit Senior Loan Fund (NYSE: TSLF). In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Adviser and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to the other investment fund or us on an alternating basis based on the date of closing of each such investment opportunity and each fund’s available capital. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

The SEC has granted us the relief we sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 2, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 2, 2017 or the date of our 2017 Annual Meeting of Stockholders, which is expected to be held in June 2017. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

•

is not an investment company (other than a small business investment company substantially owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

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

The SEC has proposed a new rule under the Investment Company Act that would govern financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations, one of which would have the effect of treating such financial commitment transactions as senior securities. There are no assurances as to when the SEC will adopt a final version of the proposed rules or as to the form that the final rules will take.

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

Our internet address is www.thlcreditbdc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Certain U.S. Federal Income Tax Considerations

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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

Because any original issue discount or other amounts accrued will be included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our stockholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement, which is necessary to maintain our RIC tax treatment under the Code. We may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.

We are authorized to borrow funds and to sell assets in order to satisfy our RIC distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. Moreover, our ability to dispose of assets to meet our RIC distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

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

Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.

The SEC has proposed a new rule under the Investment Company Act that would govern the use of derivatives (defined to include any swap, security-based swap, futures contract, forward contract, option or any similar instrument) as well as financial commitment transactions (defined to include reverse repurchase agreements, short sale borrowings and any firm or standby commitment agreement or similar agreement) by BDCs. Under the proposed rule, a BDC would be required to comply with one of two alternative portfolio limitations and manage the risks associated with derivatives transactions and financial commitment transactions by segregating certain assets. Furthermore, a BDC that engages in more than a limited amount of derivatives transactions or that uses complex derivatives would be required to establish a formalized derivatives risk management program. If the SEC adopts this rule in the form proposed, our ability to enter into transactions involving such instruments may be hindered, which could have an adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2016, there was $303.5 million of commitments under our revolving credit agreement, or Revolving Facility, of which $107.9 million was funded, and $75.0 million of commitments, which was fully funded, under our term loan agreement, or Term Loan Facility.

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

On December 14, 2015 and November 21, 2016, we closed public offerings of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes, or the 2022 Notes, which included the subsequent exercise of an overallotment. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year.

Collectively, the 2021 Notes and the 2022 Notes are referred to as the “Notes”.

As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2016, there was $182.9 million of borrowings outstanding under the Facilities and $110.0 million outstanding on the Notes at a weighted average interest rate of 4.55% per annum. As of December 31, 2016, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2016 of $292.9 million at an average interest rate at the time of 4.55%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(23.20)%	(13.31)%	(3.42)%	6.47%	16.37%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period ($771.3 million as of December 31, 2015) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($13.3 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($389.8 million) to determine the “corresponding return to common stockholders.”

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

As of December 31, 2016, all of our assets were pledged as collateral under the Facilities. In the event we default under the Facilities or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Facilities or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Facilities or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Substantially all of our assets are subject to security interests under the Facilities and if we default on our obligations under the Facilities we may suffer adverse consequences, including foreclosure on our assets.

As of December 31, 2016, all of our assets were pledged as collateral under the Facilities. If we default on our obligations under the Facilities, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we have historically operated. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate the dividends that we have historically paid to our stockholders.

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

Since we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the tax requirement to distribute at least 90% of our ordinary income and realized net short- term capital gains in excess of realized net long-term capital losses, if any, to maintain our tax treatment as a RIC. Accordingly, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements.

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

We depend on the members of senior management of THL Credit Advisors, particularly the members of the investment committee of THL Credit Advisors’ direct lending platform, or the Investment Committee Members. The Investment Committee Members and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These Investment Committee Members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the investment adviser’s senior management team. The departure of any of the members of THL Credit Advisors’ senior management or a significant number of the Investment Committee Members could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. In addition, we can offer no assurance that THL Credit Advisors will remain our investment adviser or our administrator.

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

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 200% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors serves as investment adviser to one or more private funds and registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. The SEC has granted us the Order we sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57 (o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of lower middle market companies. We are a direct lender to lower middle market companies that invests primarily in directly originated first lien senior secured and second lien loans, including unitranche investments. In certain instances, we make subordinated debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity co-investments. We may also provide advisory services to managed funds.

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

In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender liability claim (alleging that we misused our influence on the borrower for the benefit of its lenders), if, among other things, the borrower requests significant managerial assistance from us and we provide that assistance. To the extent we and an affiliate both hold investments in the same portfolio company that are of a different character, we may also face restrictions on our ability to become actively involved in the event that that portfolio company becomes distressed as a result of the restrictions imposed on transactions involving affiliates under the 1940 Act. In such cases, we may be unable to exercise rights we may otherwise have to protect our interests as security holders in such portfolio company.

Our loans could be subject to equitable subordination by a court which would increase our risk of loss with respect to such loans.

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made direct equity investments or received warrants in connection with loans representing approximately 10.9% of the aggregate amortized cost basis of our portfolio as of December 31, 2016. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Our investments in the consumer products and services sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products and services sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products and services is affected by the health of consumers. Companies in the consumer products and services sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products and services sector.

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

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology-related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share. Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors. Because of rapid technological change, the selling prices of products and services provided by technology-related companies have historically decreased over their productive lives. As a result, the selling prices of products and services offered by technology related companies may decrease over time, which could adversely affect their operating results, their ability to meet obligations under their debt securities and the value of their equity securities. This could, in turn, materially adversely affect the value of the technology-related companies in our portfolio.

Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment may be limited.

We currently have, and may acquire in the future, control investments in portfolio companies. Our ability to divest ourselves from a debt or equity investment in a controlled portfolio company could be restricted due to illiquidity in a private stock, limited trading volume on a public company’s stock, inside information on a company’s performance, insider blackout periods, or other factors that could prohibit us from disposing of the investment as we would if it were not a control investment. Additionally, we may choose not to take certain actions to protect a debt investment in a control investment portfolio company. As a result, we could be limited in our ability to exit a control investment at an ideal time, which could diminish the value we are able to receive upon exiting such control investment.

RISKS IN THE CURRENT ENVIRONMENT

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China’s currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The new Republican Administration may make substantial changes to fiscal and tax policies that may adversely affect our business.

The Republican Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. According to publicly released statements, a top legislative priority of the Republican Administration and the next Congress may be significant reform of the Code, including significant changes to taxation of business entities and the deductibility of interest expense. There is a substantial lack of clarity around the likelihood, timing and details of any such tax reform and we cannot predict the impact, if any, of these changes to our business. However, it is possible that these changes could adversely affect our business. If implemented, some policies adopted by the new administration may benefit us while others may negatively affect us. Until we know what changes are going to be enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 2, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

We intend to continue to qualify for tax treatment as a RIC under the Code. As a RIC we do not have to pay federal income taxes on our income (including realized gains) that is distributed to our stockholders, provided that we satisfy certain distribution and other requirements. Accordingly, we are not permitted under accounting rules to establish reserves for taxes on our unrealized capital gains. If we fail to qualify for RIC tax treatment in any year, to the extent that we had unrealized gains, we would have to establish reserves for taxes, which would reduce our net asset value and the amount potentially available for distribution. In addition, if we, as a RIC, were to decide to make a deemed distribution of net realized capital gains and retain the net realized capital gains, we would have to establish appropriate reserves for taxes that we would have to pay on behalf of stockholders. It is possible that establishing reserves for taxes could have a material adverse effect on the value of our common stock.

To maintain our tax treatment as a RIC under the Code, which is required in order for us to distribute our income without being taxed at the corporate level, we must maintain our status as a BDC and meet certain source-of-income, asset diversification and annual distribution requirements and including:

•

The Annual Distribution Requirement, which is satisfied if we distribute to our stockholders at least 90% of our ordinary income and realized net short-term capital gains in excess of realized net long- term capital losses, if any, on an annual basis. Because we may use debt financing, we are subject to an asset coverage ratio requirement under the 1940 Act and we may be subject to certain financial covenants under our debt arrangements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and, thus, become subject to corporate- level income tax.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2016, our net asset value per share was $11.82. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 8, 2017 was $10.26. At our Annual Meeting of Stockholders on June 2, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 2, 2017 and the date of our 2017 Annual Meeting of Stockholders. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2016, we had $107.9 million outstanding under the Revolving Facility and 75.0 million outstanding under the Term Loan Facility. The indebtedness under the Revolving Facility and the Term Loan Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 2, 2016, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Although any such sale must be approved by our board of directors, there is no limit on the amount of dilution that may occur as a result of such sale. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2016 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value.

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

As of December 31, 2016, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported on The NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2016
First quarter	$10.89	$8.67
Second quarter	$11.34	$10.12
Third Quarter	$11.80	$9.51
Fourth Quarter	$10.41	$8.99
Fiscal year ended December 31, 2015
First quarter	$12.64	$10.71
Second quarter	$12.70	$11.54
Third Quarter	$12.51	$10.77
Fourth Quarter	$12.22	$9.97

The last reported price for our common stock on March 8, 2017 was $10.26 per share. As of March 8, 2017, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2016. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P 500 Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on our common stock with that of the S&P 500 Index and the NASDAQ Financial 100.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

There was $0.003 million of dividends reinvested during the year ended December 31, 2016 under the dividend reinvestment plan. There were no dividends reinvested for the years ended December 31, 2015 and 2014, respectively.

Issuer purchases of equity securities

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, our board of directors authorized a new $25.0 million stock repurchase program. This stock repurchase program terminated on March 8, 2017. On March 7, 2017 our board of directors authorized a new $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

During the year ended December 31, 2016, we purchased 385,860 shares at a weighted average price per share of $10.46, inclusive of commissions. This represents a discount of approximately 13.14% to average net asset value per share for the year ended December 31, 2016. The following table presents information with respect to our purchases of our common stock during the year ended December 31, 2016 (in millions, except for per price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2016 through January 31, 2016	—	$—	—	$17.71
February 1, 2016 through February 29, 2016	—	$—	—	$17.71
March 1, 2016 through March 31, 2016(1)	0.1	$10.62	0.1	$24.46
April 1, 2016 through April 30, 2016	—	$—	—	$24.46
May 1, 2016 through May 31, 2016	—	$11.03	—	$24.42
June 1, 2016 through June 30, 2016	0.1	$10.99	0.1	$23.46
July 1, 2016 through July 31, 2016	—	$—	—	$23.46
August 1, 2016 through August 31, 2016	—	$—	—	$23.46
September 1, 2016 through September 30, 2016	—	$—	—	$23.46
October 1, 2016 through October 31, 2016	—	$—	—	$23.46
November 1, 2016 through November 30, 2016	0.1	$10.33	0.1	$21.59
December 1, 2016 through December 31, 2016	0.1	$9.96	0.1	$20.96

	0.4	$10.46	0.4

Distributions

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

The following table summarizes our distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27

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

The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2015 represented $45.6 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2016 and 2015 were ($0.1) million and $0.3 million, respectively.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 in thousands, except for per share data. The Consolidated Statement of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2016, 2015, 2014, 2013 and 2012 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended
	2016	2015	2014	2013	2012
Statement of Operations data:
Total investment income	$84,585	$94,195	$91,928	$74,650	$53,125
Incentive fees	4,461	11,894	11,184	10,682	7,017
Base management fees	10,998	11,825	11,142	7,521	4,943
All other expenses	24,271	23,147	20,372	14,547	10,392
Income tax (benefit) provision and excise tax	155	(243)	1,040	511	581
Net investment income	44,700	47,572	48,190	41,389	30,192
Net realized (loss) gain on investments	(38,849)	190	(12,855)	2,604	353
Net change in unrealized appreciation (depreciation) on investments	11,141	(17,875)	2,243	309	(1,241)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	140	—	—	—	—
Provision for taxes on realized gain on investments	—	(8)	(249)	—	—
Benefit (provision) for taxes on unrealized gain on investments	137	(1,226)	(151)	(1,960)	(454)
Interest rate derivative periodic interest payments, net	(276)	(443)	(458)	(433)	(180)
Net change in unrealized appreciation (depreciation) on interest rate derivative	156	7	71	769	(1,053)
Net increase in net assets resulting from operations	17,149	28,217	36,791	42,678	27,617
Per share data:
Net asset value per common share attributable to THL Credit, Inc. at year end	$11.82	$12.58	$13.08	$13.36	$13.20
Market price at year end	10.01	10.70	11.76	16.49	14.79
Net investment income	1.35	1.41	1.42	1.37	1.38
Net realized (loss) gain on investments	(1.17)	0.01	(0.38)	0.09	0.01
Provision for taxes on realized gain on investments	—	—	(0.01)	—	—
Net change in unrealized appreciation (depreciation) on investments	0.33	(0.53)	0.06	0.01	(0.06)
Net change in unrealized appreciation (depreciation) on interest rate derivative	—	—	—	0.01	(0.06)
Provision for taxes on unrealized gain on investments	0.01	(0.04)	—	(0.07)	(0.02)
Interest rate derivative periodic interest payments, net	(0.01)	(0.01)	(0.01)	(0.01)	—
Net increase in net assets resulting from operations	0.51	0.84	1.08	1.41	1.26
Distributions declared	1.29	1.36	1.36	1.43	1.34
Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$669,203	$754,163	$784,220	$648,867	$394,349
Cash	6,376	3,850	2,656	7,829	4,819
Other assets	15,825	13,278	25,609	16,195	7,090
Total assets	691,404	771,291	808,589	671,061	404,685
Loans payable, net	181,655	256,749	293,028	202,470	48,427
Notes payable, net	106,347	85,000	50,000	—	—
Other liabilities	13,582	13,834	24,013	15,649	8,774
Total liabilities	301,584	352,392	368,864	219,949	57,201
Total net assets attributable to THL Credit, Inc.	389,105	418,899	443,621	452,942	347,484
Net assets attributable to non-controlling interest	715	—	—	—	—
Total net assets	389,820	418,899	443,621	452,942	347,484

	For the years ended
	2016	2015	2014	2013	2012
Other data:
Weighted average annual yield on debt and income-producing investments(1)	10.9%	11.2%	11.7%	11.7%	13.9%
Weighted average annual yield on debt and income-producing investments including Logan JV(2)	11.2%	11.3%	11.7%	11.7%	13.9%
Number of portfolio investments at year end	47	55	60	54	34

(1)	Excludes yield on the Logan JV.
(2)	Not relevant to the years ending December 31, 2014, 2013, or 2012 as Logan JV commenced operations on December 3, 2014.

Selected Quarterly Financial Data (Unaudited):

The tables below present selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Company.

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2016	$19,970	$0.61	$9,139	$0.28	$(939)	$(0.04)	$(1,018)	$(0.02)	$10	$0.00	$724	$0.02	$7,916	$0.24
September 30, 2016	21,565	0.65	10,495	0.32	24,674	0.75	(24,980)	(0.76)	78	—	(381)	(0.01)	9,886	0.30
June 30, 2016	20,478	0.62	11,663	0.35	(15,852)	(0.48)	3,681	0.11	(53)	—	(99)	—	(660)	(0.02)
March 31, 2016	22,572	0.69	13,402	0.40	3,398	0.10	(16,532)	(0.50)	(155)	—	(107)	—	6	0.00

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/ Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share	Total	Per Share
December 31, 2015	$23,565	$0.71	$12,079	$0.36	$(15,566)	$(0.46)	$(101)	—	$157	—	$(567)	$(0.02)	$(3,998)	$(0.12)
September 30, 2015	23,117	0.69	11,649	0.35	(8,595)	(0.27)	207	0.01	(223)	—	(444)	(0.01)	2,594	0.08
June 30, 2015	23,751	0.71	11,934	0.35	2,539	0.08	46	—	(72)	—	(388)	(0.01)	14,059	0.42
March 31, 2015	23,762	0.71	11,910	0.35	3,747	0.12	30	—	(298)	(0.01)	173	—	15,562	0.46

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2016, we, together with our credit-focused affiliates, collectively had $8,736 million of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

We are a direct lender to lower middle market companies and invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien, subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2016, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,829 million in aggregate commitments into 92 separate portfolio investments through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2016, we, along with our managed funds and separately managed account, have received $1,152 million of proceeds from the realization of investments. The Company alone has received $945 million of proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2016, we had $669.2 million of portfolio investments (at fair value), which represents an $85.0 million, or 11.3% decrease from the $754.2 million (at fair value) as of December 31, 2015. The decrease in the size of our portfolios reflects recent restructurings and a decrease to the fair value of our portfolio investments. Our portfolio consisted of 47 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of December 31, 2016, compared to 55 portfolio investments, including Greenway and Greenway II, as of December 31, 2015. As of December 31, 2016, we had $167.2 of controlled portfolio investments (at fair value), which represents an $85.4, or 104.4% increase from $81.8 million (at fair value) as of December 31, 2015. The increase was the result of restructuring certain investments in the portfolio.

At December 31, 2016, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $16.0 million and $15.4 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV, by cost was approximately $31.6 million and by fair value was $30.5 million. At December 31, 2015, our average portfolio company investment at both amortized cost and fair value was approximately $15.5 million and $15.1 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $32.8 million and $29.8 million, respectively.

At December 31, 2016, based upon fair value, 89.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and 10.9% bore interest at fixed rates. At December 31, 2015, 78.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 21.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2016	December 31, 2015
First lien senior secured debt	10.6%	11.5%
Second lien debt	10.2%	11.0%
Subordinated debt	12.4%	8.7%
Investments in payment rights(1)	18.3%	17.6%
CLO residual interests(1)	14.1%	14.8%
Income-producing equity securities	12.0%	11.4%

Debt and income-producing investments(2)	10.9%	11.2%
Logan JV(3)	14.1%	12.8%
Debt and income-producing investments including
Logan JV(3)	11.2%	11.3%

(1)

Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows. Our two remaining investments in CLO residual interests as of December 31, 2016 were sold in January 2017.

(2)	Excludes yield on the Logan JV.

(3)

As of December 31, 2016 and December 31, 2015, dividends declared and earned of $2.1 million and $1.5 million for the three months ended December 31, 2016 and December 31, 2015, respectively, represented a yield to us of 14.1% and 12.8%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

As of December 31, 2016 and December 31, 2015, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $12 million and $16 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2016 and December 31, 2015, leverage through our debt investment in the capital structure of our portfolio companies is approximately 4.3 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

As of December 31, 2016, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 84.1% of our portfolio investments are in sponsored investments and 15.9% of our portfolio investments are in unsponsored investments. As of December 31, 2016, we have closed portfolio investments with 56 different sponsors since inception. We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2016, our portfolio of unsponsored investments included seven investments. Four are performing at or above our expectations and have an Investment Score of 1 or 2. Three other unsponsored investments, Copperweld Bimetallics, OEM Group and Tri-Starr Management, were recently restructured into controlled equity investments and have Investment Scores ranging from 3 to 5.

As of December 31, 2015, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 79.2% of our portfolio investments are in sponsored investments and 20.8% of our portfolio investments are in unsponsored investments. As of December 31, 2015, we have closed portfolio investments with 49 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien senior secured debt	$378.9	56.6%	$370.8	55.4%
Second lien debt	105.7	15.8%	95.3	14.2%
Equity investments	73.2	10.9%	86.2	12.9%
Investment in Logan JV	59.0	8.8%	59.7	8.9%
Subordinated debt	29.7	4.4%	28.1	4.2%
Investment in payment rights	11.0	1.6%	13.3	2.0%
CLO residual interests	8.7	1.3%	7.2	1.1%
Investments in funds	4.2	0.6%	4.4	0.7%
Warrants	0.2	0.0%	4.2	0.6%

Total investments	$670.6	100.0%	$669.2	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2015 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value(1)	Percentage of Total
First lien senior secured debt	$377.6	49.3%	$366.5	48.6%
Second lien debt	179.3	23.4%	177.1	23.5%
Equity investments	52.7	6.9%	69.7	9.2%
Subordinated debt	75.2	9.8%	63.8	8.5%
Investment in Logan JV	49.4	6.4%	44.8	5.9%
CLO residual interests	17.1	2.2%	15.0	2.0%
Investment in payment rights	11.5	1.5%	13.3	1.8%
Investments in funds	4.0	0.5%	4.0	0.5%

Total investments	$766.8	100.0%	$754.2	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for an equity investment in Surgery Center Holdings, Inc., which was a publicly traded company under Level 1, and investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

We expect the percent of first lien senior secured loans to continue to increase as a percent of total investments as we are repaid or liquidate our second lien debt, subordinated debt and other equity holdings over time and redeploy these proceeds. In January 2017, we used $4.0 million from the sale of our remaining CLO residual interests to reinvest in the Logan JV (See Recent Developments). We intend to continue our efforts to reposition the portfolio towards more senior secured floating rate investments, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates.

The percent of our portfolio invested in first lien senior secured debt increased during 2016, which was consistent with our investment strategy. Our equity interests increased as well during the year as a result of restructuring certain investments to better reposition the portfolio. We expect equity interests to decrease as we begin to exit certain of these positions in 2017.

The following is a summary of the industry classification in which the Company invests as of December 31, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$122.4	$120.7	18.01%
Industrials and manufacturing	101.0	102.2	15.26%
Investment funds and vehicles	59.0	59.7	8.93%
Financial services	56.8	59.6	8.91%
Media, entertainment and leisure	49.1	53.4	7.98%
Healthcare	51.8	51.8	7.75%
IT services	55.6	50.6	7.56%
Retail & grocery	35.4	40.4	6.04%
Energy / utilities	42.0	35.8	5.35%
Business services	29.1	25.9	3.88%
Food & beverage	20.6	21.2	3.17%
Restaurants	21.2	20.7	3.09%
Transportation	17.9	20.0	2.99%
Structured products	8.7	7.2	1.08%

Total Investments	$670.6	$669.2	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015 (in millions)(1).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$141.3	$139.8	18.53%
IT services	100.6	99.1	13.14%
Industrials	97.7	90.8	12.03%
Financial services	77.5	68.9	9.14%
Healthcare	61.5	66.9	8.87%
Investment funds and vehicles	49.4	44.8	5.94%
Retail & grocery	34.6	44.5	5.90%
Energy / utilities	46.6	41.7	5.53%
Media, entertainment and leisure	31.4	36.7	4.86%
Business services	41.8	34.7	4.61%
Food & beverage	22.4	23.4	3.11%
Transportation	19.5	21.6	2.86%
Restaurants	20.9	20.9	2.77%
Structured products	17.1	15.0	1.99%
Aerospace & defense	4.5	5.4	0.72%

Total Investments	$766.8	$754.2	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2016 and December 31, 2015 (in millions):

	Year Ended December 31, 2016
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2016	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$12.5	$3.8	$(1.7)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC(3)
Second lien term loan 12% cash due 10/5/2021	5.4	0.2	—	—	—
676.93 shares of preferred stock	3.4	—	—	—	—
609,230 shares of common stock	10.1	—	1.2	—	—
Dimont & Associates, Inc.(4)
Subordinated term loan 11.0% PIK due 4/16/2018	—	—	—	4.2	(4.5)
50,004 shares of common stock	—	—	—	6.5	(6.4)
Loadmaster Derrick & Equipment, Inc.(5)
Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	7.2	—	0.1	—	—
Senior secured last-out term loan 13% PIK due 12/31/2020	0.2	—	(0.8)	—	—
2,702.434 shares of preferred stock	—	—	(1.1)	—	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC(6)
Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	18.8	1.5	—	—	—
Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	6.0	0.5	—	—	—
100.00 shares of common stock	11.0	—	2.2	—	—
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	6.4	0.9	—	—	—
4,747 shares of series A preferred stock	5.6	—	0.4	—	—
20,639 shares of common stock	1.5	—	0.5	—	—
THL Credit Logan JV LLC (7)
80% economic interest	59.7	7.4	5.4	—	—
Tri Starr Management Services, Inc. (8)
LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2017	0.1	0.1	—	—	—
Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	0.7	0.1	0.3	—	—
Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	0.3	—	0.1	—	—
Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	2.5	0.4	1.3	—	—

	Year Ended December 31, 2016
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2016	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Tranche 2 term loan 10% PIK due 9/30/2017	1.4	—	0.9	—	—
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	(0.3)	—	—
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	(1.1)	—	—
716.772 shares of common stock	4.4	—	1.3	—	—

Total Control Investments	$167.2	$14.9	$8.7	$10.7	$(10.9)

Affiliate Investments
THL Credit Greenway Fund LLC(9)
Investment in fund	—	0.3	—	—	—
THL Credit Greenway Fund II LLC(9)
Investment in fund	—	1.3	—	—	—

Total Affiliate Investments	$—	$1.6	$—	$—	$—

Total Control and Affiliate Investments	$167.2	$16.5	$8.7	$10.7	$(10.9)

	Year Ended December 31, 2015
Type of Investment/Portfolio company(1)	Fair Value at December 31, 2015	Investment Income(2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$14.2	$0.8	$8.1	$—	$—
1,992,365 shares of preferred stock	9.9	—	0.1	—	—
Dimont & Associates, Inc.
Subordinated term loan 11.0% PIK due 4/16/2018	0.3	—	(4.3)	—	—
50,004 shares of common stock	—	—	(2.0)	—	—
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	6.4	0.9	—	—	—
4,747 shares of series A preferred stock	5.2	0.1	0.3	—	—
20,639 shares of common stock	1.0	—	0.2	—	—
THL Credit Logan JV LLC(7)
80% economic interest	44.8	3.8	(4.6)	—	—

Total Control Investments	$81.8	$5.6	$(2.2)	$—	$—

Affiliate Investments
THL Credit Greenway Fund LLC(9)
Investment in fund	—	0.6	—	—	—
THL Credit Greenway Fund II LLC(9)
Investment in fund	—	1.6	—	—	—

Total Affiliate Investments	$—	$2.2	$—	$—	$—

Total Control and Affiliate Investments	$81.8	$7.8	$(2.2)	$—	$—

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2016 and 2015. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories
(3)

On October 5, 2016, we restructured our investment in Copperweld Bimetallics LLC, or Copperweld. As part of the restructuring, we exchanged the cost basis of our secured term loan totaling $19.3 million, for a debt-like preferred equity position of $3.4 million and a controlled equity position of an affiliate of Copperweld valued at $9.0 million, with $5.4 million remaining as a secured term loan.

(4)

On March 14, 2016, we restructured our investment in Dimont & Associates, Inc. and affiliated entities, or Dimont. As part of the restructuring, we exchanged the cost basis of our equity interest totaling $6.6 million and a subordinated term loan totaling $4.5 million for an equity interest in an affiliated entity valued at $0.1 million. As part of this transaction, Dimont was no longer a controlled investment.

(5)

In December 2016, we exercised our warrants in connection with an acquisition of common stock from the sponsor and company management to take a controlling interest in Loadmaster Derrick Equipment, Inc.

(6)

On March 17, 2016, as part of a restructuring of OEM Group, the cost basis of our first lien senior loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million.

(7)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, we invest in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each Perspecta and us.

(8)

On July 22, 2016, as part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3.1 million. As result of the restructuring, we recognized a $17.4 million loss on conversion of our subordinated debt investment to common equity, which was offset by a $17.4 million change in unrealized appreciation.

(9)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2016 and 2015 (in millions).

	Year ended December 31,
	2016	2015
New portfolio investments(1)	$92.5	$64.6
Existing portfolio investments:
Follow-on investments	34.1	84.9
Delayed draw and revolver investments	6.7	14.4

Total existing portfolio investments	40.8	99.3

Total portfolio investment activity	$133.3	$163.9

Number of new portfolio investments	7	5
Number of existing portfolio investments	15	16
First lien secured debt	$109.9	$55.6
Second lien debt	8.9	57.2
Investment in Logan JV	9.6	32.6
Subordinated debt	2.4	8.0
Equity investments	2.3	9.6
Investments in funds	0.2	0.9

Total portfolio investments	$133.3	$163.9

Weighted average yield of new debt investments	10.3%	10.8%
Weighted average yield, including all new income-producing investments	10.3%	11.0%

(1)	Excludes two investments in broadly syndicated term loans made for short-term investment purposes that were made and sold during the quarter ended December 31, 2015.

For the years ended December 31, 2016 and 2015, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $197.5 million and $193.5 million, respectively.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2016

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

•	Repayment of a second lien debt investment in Granicus, Inc., which resulted in proceeds of $17.3 million, including a prepayment premium of $0.3 million;

•	Repayment of a subordinated debt investment in Dr. Fresh, LLC at par, which resulted in proceeds of $15.4 million;

•	Repayment of a second lien term loan in Oasis Legal Finance Holding Company LLC, which resulted in proceeds of $12.7 million, including a prepayment premium of $0.1 million;

•	Repayment of a second lien debt investment in Synarc-Biocore Holdings, LLC at par, which resulted in proceeds of $11.0 million;

•	Repayment of a second lien debt investment in American Covers, Inc., which resulted in proceeds of $10.2 million, including a prepayment premium of $0.2 million;

•	Sale of a first lien senior secured term loan in American Achievement Corporation, Inc. at amount nominally below our cost, which resulted in proceeds of $9.6 million;

•	Repayment of a second lien term loan in Vision Solutions, Inc. at par, which resulted in proceeds of $9.6 million;

•	Repayment of a second lien term loan in Allen Edmonds Corporation at par, which resulted in proceeds of $7.3 million;

•

Repayment of a first lien senior secured term loan at par and sale of our equity investment in Airborne Tactical Advantage Company, LLC, which resulted in proceeds of $5.2 million. These proceeds included a realized gain of $0.7 million and a $0.1 million escrow related to the sale of the business;

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

•	Repayment of a first lien senior secured debt investment in Embarcadero Technologies, Inc., which resulted in proceeds of $9.0 million, which included a prepayment premium of $0.1 million;

•	Sale of second lien debt investments in Expert Global Solutions, Inc., which resulted in proceeds of $12.7 million and included a nominal realized loss;

•	Repayment of a first lien senior secured debt investment in Harrison Gypsum, LLC, which resulted in proceeds of $31.6 million, which included a prepayment premium of $0.1 million;

•	Sale of a CLO residual interest in Adirondack Park CLO Ltd., which resulted in proceeds of $7.8 million, including a nominal realized gain;

•	Sale of a CLO residual interest in Sheridan Square CLO, Ltd., which resulted in proceeds of $5.0 million, including a nominal realized loss;

•	Sale of a second lien debt investment in BBB US Industries Holdings, Inc., which resulted in proceeds of $7.1 million and included a nominal realized gain;

•	Partial sale of a first lien senior secured debt investment in Charming Charlie, LLC, which resulted in proceeds of $9.9 million and included a nominal realized gain;

•	Repayment of a subordinated debt investment in Country Pure Foods, LLC at par, resulting in proceeds of $16.2 million;

•	Repayment of a first lien senior secured debt investment in Ingenio Acquisition, LLC, resulting in proceeds of $9.3 million, which included a prepayment premium of $0.2 million;

•	Repayment of a subordinated debt investment in The Studer Group, L.L.C. at par, resulting in proceeds of $16.9 million;

•	Repayment of second lien and subordinated debt investments in Sheplers, Inc. at par, resulting in proceeds of $13.5 million;

•	Partial sale of first lien senior secured debt and common equity investments in Igloo Products Corp., which resulted in proceeds of $14.1 million and included a nominal realized gain; and

•	Partial sale of a second lien debt investment in Vision Solutions, Inc., which resulted in proceeds of $2.0 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2016, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 15.2% (based on cash invested of $797.6 million and total proceeds from these exited investments of $1,001.1 million). 93.1% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

We have determined that Logan JV is an investment company under ASC 946, however, in accordance with such guidance, we will generally not consolidate our investment in a company other than a substantially owned investment company subsidiary or a controlled operating company whose business consists of providing services to us. Accordingly, we do not consolidate our non-controlling interest in Logan JV.

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

As of December 31, 2016 and December 31, 2015, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.7	35.3

Total Investments	$250.0	$73.7	$176.3

	As of December 31, 2015
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$49.4	$150.6
Perspecta Trident LLC	50.0	12.4	37.6

Total Investments	$250.0	$61.8	$188.2

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which initially allowed Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135.0 million. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased the commitment amount to $125.0 million. The amended revolving loan period ends on February 15, 2018 and the final maturity date is February 15, 2021. As of December 31, 2016 and December 31, 2015, Logan JV had $129.3 million and $108.1 million of outstanding borrowings under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At December 31, 2016, the effective interest rate on the Logan JV Credit Facility was 3.42% per annum. In February 2017, the Logan JV Credit Facility’s commitment amount was increased from $135.0 million to $150.0 million.

As of December 31, 2016 and December 31, 2015, Logan JV had total investments at fair value of $200.2 million and $161.9 million, respectively. As of December 31, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 91 and 85 different borrowers, respectively. As of December 31, 2016 and December 31, 2015, none of these loans were on non-accrual status. Additionally, as of December 31, 2016 and December 31, 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.4 million and $0.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2016 and 2015:

	As of December 31, 2016	As of December 31, 2015
First lien secured debt(1)	$180,385	$148,463
Second lien debt(1)	23,564	21,976

Total debt investments(1)	$203,949	$170,439

Weighted average yield on first lien secured loans(2)	6.4%	6.3%
Weighted average yield on second lien loans(2)	9.4%	9.0%
Weighted average yield on all loans(2)	6.7%	6.7%
Number of borrowers in Logan JV	91	85
Largest loan to a single borrower(1)	$4,975	$4,975
Total of five largest loans to borrowers(1)	$23,918	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the years ended December 31, 2016 and December 31, 2015, our share of income from distributions declared related to our Logan JV equity interest was $7.4 million and $3.8 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of December 31, 2016 and December 31, 2015, $3.4 million and $1.9 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, dividend declared and earned of $2.1 million for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested. As of December 31, 2015, dividend income earned of $1.5 million for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR + 4.5%)	06/23/2015	05/08/2021	338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR + 4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR + 5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR + 5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR + 6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR + 5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR + 5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR + 5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR + 4.5%) 7.25% (Prime + 3.5%)	07/13/2015	06/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR + 6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR + 7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR + 6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR + 6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR + 4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR + 5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR + 4%)	03/16/2015	12/17/2021	2,450	2,477	2,486
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR + 5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR + 3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR + 5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR + 5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR + 4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR + 4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR + 6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR + 5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR + 5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR + 6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR + 5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR + 6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR + 3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR + 4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR + 5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR + 6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR + 7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR + 4%) 6.75% (Prime + 3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR + 7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR + 3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR + 4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR + 6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR + 4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR + 4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR + 4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	886	885	793
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR + 4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	497	497

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR + 9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR + 8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR + 8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	$976	$942
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975

Total Canada						$1,962	$1,917

Cayman Islands
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	2/1/2023	2,000	$1,980	$1,983
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339

Total Cayman Islands						$2,323	$2,322

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	$3,007	$2,936
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167

Total Luxembourg						$4,467	$4,103

Netherlands
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	$1,462	$1,321

Total Netherlands						$1,462	$1,321

United States
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
Cabi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	2/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total United States						$136,252	$131,851

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	$990	$987

Total France						$990	$987

United States of America
ABG Intermediate Holdings 2 LLC(4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total United States of America						$20,273	$19,410

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

Cash and cash equivalents						$6,205	$6,205
Goldman Sachs Financial Square Money Market Fund						1,465	1,465

Other cash accounts						$7,671	$7,671

Total Cash and cash equivalents

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $0.2 million, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $0.1 million, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015:

Selected Balance Sheet Information

	As of December 31,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $199,366 and $167,729, respectively)	$200,190	$161,911
Cash	9,848	7,671
Other assets	677	701

Total assets	$210,715	$170,283

Liabilities:
Loans payable, net of deferred financing costs	$127,502	$106,747
Payable for investments purchased	2,981	4,367
Distribution payable	4,195	2,375
Other liabilities	1,366	816

Total liabilities	$136,044	$114,305

Members’ capital	$74,671	$55,978

Total liabilities and members’ capital	$210,715	$170,283

Selected Statement of Operations Information

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from December 3, 2014 to December 31, 2014
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$14,184	$7,310	$27
Fee income	254	88	—

Total revenues	14,438	7,398	27
Credit facility expenses(1)	4,929	2,358	79
Other fees and expenses	464	208	—

Total expenses	5,393	2,566	79

Net investment income (loss)	9,045	4,832	(52)
Net realized gains	306	45	—
Net change in unrealized appreciation (depreciation) on investments	6,642	(5,798)	(19)

Net increase (decrease) in members’ capital from operations	$15,993	$(921)	$(71)

(1)

As of December 31 2016, Logan JV had $129,257 of outstanding borrowings under its credit facility with an effective interest rate of 3.42% per annum. As of December 31, 2015, Logan JV had $108,137 of outstanding borrowings under its credit facility with an effective interest rate of 2.85% per annum.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds, registered closed-end funds and CLOs. In addition, our officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that we should invest side-by-side with one or more other funds. Any such investments will be made only to the extent permitted by applicable law and interpretive positions of the SEC and its staff, and consistent with the Advisor’s allocation procedures. The Advisor’s policies will be designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with application allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with certain affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted us the Order we sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of December 31, 2016, all commitments have been called. Our nominal investment in Greenway is reflected in the December 31, 2016 and 2015 Consolidated Schedules of Investments. As of December 31, 2016, distributions representing 122.8% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through December 31, 2016 totaled $184.2 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the years ended December 31, 2016, 2015 and 2014, we earned $0.3 million, $0.6 million and $0.9 million in fees related to Greenway, respectively, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $0.2 million and $0.1 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of December 31, 2016, all commitments have been called. Our nominal investment in Greenway II is reflected in the December 31, 2016 and 2015 Consolidated Schedules of Investments. As of December 31, 2016, distributions representing 53.6% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through December 31, 2016 totaled $100.2 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2016, 2015 and 2014, we earned $1.3 million, $1.6 million and $2.1 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $0.4 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2016, 2015 and 2014, we recognized $0.2 million, $0.2 million and $0.2 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $0.2 million and $0.4 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

Other Investments

CLO Residual Interests

As of December 31, 2016 and 2015, we had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of December 31, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516.4	$10.0	$—	$—	$6.8	$6.2
Flagship VII, Ltd.	12.6%	$441.8	$5.0	3.0	2.2	3.5	3.1
Flagship VIII, Ltd.	25.1%	$470.9	$10.0	5.7	5.0	6.8	5.7

	Total CLO residual interests			$8.7	$7.2	$17.1	$15.0

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

For the years ended December 2016, 2015 and 2014, we recognized interest income totaling $2.0 million, $3.7 million, and $4.7 million, respectively, related to CLO residual interests.

Our two remaining investments in CLO residual interest were sold in January 2017 (See Recent Developments).

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

Through the TRA, we are entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that we are entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which was projected to be 16 years from the initial investment date. Pursuant to the TRA, we maintain the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, we will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation then all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment is accrued on a quarterly basis and paid annually. The payment is allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, we have chosen to categorize the investment in the TRA payment rights as an investment in payment rights.

The amortized cost basis and fair value of the TRA as of December 31, 2016 was $11.0 million and $13.3, respectively. The amortized cost basis and fair value of the TRA as of December 31, 2015 was $11.5 million and $13.3 million, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company recognized interest income totaling $2.0 million, $2.0 million, and $2.1 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.36 and 2.13 at December 31, 2016 and 2015, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2016 and 2015 (in millions):

	December 31, 2016		December 31, 2015
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$62.9	9.4%	$137.6	18.2%
2(b)	364.6	54.5%	417.4	55.4%
3(c)	219.6	32.8%	185.3	24.6%
4(d)	—	0.0%	13.6	1.8%
5(e)	22.1	3.3%	0.3	—

Total	$669.2	100.0%	$754.2	100.0%

(a)	As of December 31, 2016 and December 31, 2015, Investment Score “1” included $20.2 million and $26.5 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of December 31, 2016 and December 31, 2015, Investment Score “2” included $110.7 million and $122.0 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of December 31, 2016 and December 31, 2015, Investment Score “3” included $95.6 million and $48.4 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of December 31, 2016 and December 31, 2015, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of December 31, 2016 and December 31, 2015, Investment Score “5” included $12.4 million and $0.3, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2016, we had five loans from three issuers on non-accrual with an amortized cost basis of $13.8 million and fair value of $6.9 million. As of December 31, 2015, we had two loans from two issuers on non-accrual with an amortized cost basis of $25.0 million and fair value of $13.9 million. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2016 and 2015. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Years Ended December 31, 2016, 2015 and 2014

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds, investment in payment rights and CLO residual interests. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years ended December 31,
	2016	2015	2014
Interest income on debt securities
Cash interest	$55.9	$68.3	$67.4
PIK interest	1.8	3.9	2.3
Prepayment premiums	1.0	0.3	2.5
Net accretion of discounts and other fees	4.3	3.2	4.4

Total interest on debt securities	63.0	75.7	76.6
Dividend income	11.2	4.9	3.1
Interest income on other income-producing securities	6.7	7.8	7.2
Fees related to Greenway and Greenway II	1.6	2.2	3.0
Other income(1)	2.1	3.6	2.0

Total investment income	$84.6	$94.2	$91.9

(1)	For the years ended December 31, 2016, 2015 and 2014, we recognized $0.1 million, $1.3 million and $0, respectively, of non-recurring fees from portfolio companies.

The decrease in overall investment income as well as interest income on debt securities from 2015 to 2016 was primarily related to the contraction in size of the overall investment portfolio and an increase in non-income producing securities as a result of certain loans that went on non-accrual status and/or were restructured into equity.

This decrease in interest income on debt securities from 2015 to 2016 was offset by an increase in dividend income, related to the growth of Logan JV and a full year of dividend income on our investment in C&K Market, Inc., as well as higher amounts of prepayment premiums and accelerated amortization due to a high level of loan repayments during 2016.

The increase in investment income from 2014 to 2015 was due primarily to the increase in dividend income related to the Logan JV and other income related to fees earned on certain portfolio investments. This increase was offset by lower fees from our managed funds.

The following shows a rollforward of PIK income activity for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years ended December 31,
	2016	2015	2014
Accumulated PIK balance, beginning of period	$9.3	$7.0	$6.1
PIK income capitalized/receivable	2.3	4.6	2.3
PIK received in cash from repayments	(1.8)	(2.3)	(1.4)
PIK reduced through restructuring(1)	(6.7)	—	—

Accumulated PIK balance, end of period	$3.1	$9.3	$7.0

(1)

Related to the restructuring of our investments in C&K Market, Inc., Dimont & Associates, Inc., OEM Group, Inc., Tri-Starr Management Services, Inc. and Copperweld Bimetallics LLC. PIK income accrued in connection with the existing loan to each portfolio company is no longer receivable and was removed from the rollforward of PIK activity.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2016, 2015 and 2014.

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

The following shows the breakdown of expenses for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years ended December 31,
	2016	2015	2014
Expenses
Interest and fees on Borrowings(a)	$16.2	$14.5	$11.1
Base management fees	11.0	11.8	11.1
Incentive fees(b)	4.5	11.9	11.2
Other expenses	4.4	4.9	5.5
Administrator expenses	3.6	3.7	3.8

Total expenses before taxes	39.7	46.8	42.7
Income tax provision (benefit), excise and other taxes(c)	0.2	(0.2)	1.0

Total expenses after taxes	$39.9	$46.6	$43.7

(a)

Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes. For the year ended December 31, 2016, we accelerated the amortization of $0.4 million of deferred financing costs in connection with the partial paydown of our Term Loan Facility. For the year ended December 31, 2015, we accelerated the amortization of $0.3 million of deferred financing costs in connection with an amendment to our Revolving Facility.

(b)

For the years ended December 31, 2016, 2015 and 2014, incentive fees include the effect of the GAAP Incentive Fee (reversal) expense of $0, $0 and ($0.7) million, respectively. See Footnote 4 ‘Related Party Transactions- Investment Management Agreement’ for more details. The GAAP Incentive Fee accrual considers the cumulative aggregate realized gains and losses and unrealized appreciation or depreciation of investments or other financial instruments. There can be no assurance that such amounts of unrealized appreciation or depreciation will be realized in the future. Accordingly, such GAAP Incentive Fee, as calculated and accrued, would not necessarily be payable under the Investment Management Agreement, and may never be paid based upon the computation of incentive fees in subsequent quarters.

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses from 2015 to 2016 was due primarily to lower incentive fees as a result of realized and unrealized losses in the portfolio and lower management fees as a result of portfolio contraction. This decrease was offset by an increase in interest and fees on borrowings as a result of increased outstanding amounts of our Notes and an increased tax provision from our blocker corporation investments.

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

Net Investment Income

Net investment income was $44.7 million, or $1.35 per common share based on a weighted average of 33,197,100 common shares outstanding for the year ended December 31, 2016, as compared to $47.6 million, or

$1.41 per common share based on a weighted average of 33,636,806 common shares outstanding for the year ended December 31, 2015 and, as compared to $48.2 million, or $1.42 per common share based on a weighted average of 33,905,202 common shares outstanding for the year ended December 31, 2014.

The decrease in net investment income from 2015 to 2016 is primarily attributable to a decrease in interest on debt investments due to portfolio contraction, additional loans put on non-accrual status or restructured and a decrease in other income related to fees earned on certain portfolio investments. This was partially offset by lower incentive fees as a result of net realized and unrealized losses in the portfolio and the increase in dividend income related to the Logan JV and certain portfolio investments.

The decrease in net investment income from 2014 to 2015 was due primarily to the increase in borrowing costs and higher management and incentive fees. The decrease was offset by an increase in investment income from the portfolio and a favorable income tax benefit in 2015 compared to the prior year.

Net Realized Gains and Losses on Investments

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of realized gains and losses for the years ended December 31, 2016, 2015 and 2014 (in millions):

	For the years ended December 31,
	2016	2015	2014
AIM Media Texas Operating, LLC	$(0.1)	$—	$—
Airborne Tactical Advantage Company, LLC	0.7	—	—
BBB Industries, Inc.	—	—	0.1
Blue Coat Systems, Inc.	—	—	0.6
C&K Market, Inc.(1)	—	—	(1.0)
Copperweld Bimetallics, LLC(2)	(1.5)	—	—
Dimont & Associates, Inc.(3)	(10.9)	—	—
Dryden CLO, Ltd.	(1.1)	—	—
Escrow receivable settlement(4)	—	—	(1.0)
Expert Global Solutions, Inc.	—	(0.1)	(0.3)
Gryphon Partners 3.5, L.P.	0.7	—	—
Jefferson Management Holdings, LLC	—	—	(0.5)
Loadmaster Derrick & Equipment, Inc.(5)	(6.6)	—	—
Octagon Income Note XIV, Ltd.	—	—	0.2
OEM Group, Inc.(6)	(6.2)	—	—
Surgery Center Holdings, Inc.	3.7	0.2	0.7
Tri Starr Management Services, Inc.(7)	(17.5)	—	—
Wingspan Portfolio Holdings, Inc.(8)	—	—	(11.9)
Other	—	0.1	0.2

Net realized (losses)/gains	$(38.8)	$0.2	$(12.9)

(1)

On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14.3 million were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a realized loss in the amount of $1.0 million, which was offset by a corresponding change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016.

(2)

On October 5, 2016, as part of the restructuring in the business, we exchanged the cost basis of our senior secured loan totaling $19.3 million for a debt-like preferred equity position of $3.4 million and a controlled equity position of an affiliate of the business valued at $9.0 million, with $5.4 million remaining as a senior secured term loan. In connection with the restructuring, we recognized a realized loss in the amount of $1.5 million, which was offset by a corresponding change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016.

(3)

On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016.

(4)

Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, we reversed $0.3 million of previously accelerated amortization income against interest income recognized for the year ended December 31, 2014.

(5)

On July 1, 2016, as part of the restructuring, we exchanged the cost basis of our senior secured loans totaling $14.7 million for a new senior secured term loan of $7.0 million, a debt-like preferred equity position, valued at $1.1 million, and 10% warrants. As result of the restructuring, we recognized a $6.6 million realized loss on conversion to preferred equity, which was offset by a $5.1 million change in unrealized appreciation. In December 2016, we subsequently exercised the 10% warrants in connection with the acquisition of preferred and common investments in the company at a nominal cost. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016.

(6)

On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien senior secured loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.

(7)

On July 22, 2016, as part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of the business valued at $3.1 million. As result of the restructuring, we recognized a $17.4 million realized loss on conversion of its subordinated debt investment to common equity, which was offset by a $17.4 million change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016.

(8)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2016, 2015 and 2014 (in millions):

	Years ended December 31,
	2016	2015	2014
Gross unrealized appreciation on investments	$17.3	$15.6	$13.3
Gross unrealized depreciation on investments	(26.2)	(33.1)	(17.0)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	20.2	(0.4)	5.9

Total	$11.3	$(17.9)	$2.2

The net change in unrealized appreciation on our investments for each of the years ended December 31, 2016, 2015 and 2014 was driven primarily by changes in the capital market conditions and the financial performance of certain assets.

During 2016, the largest reductions in value were our investments in Washington Inventory Service, Charming Charlie, LLC and Hostway Corporation. This was offset by an increase in the value of our investments in Dimont & Associates, Inc., Tri-Starr Management Services, Inc. and OEM Group LLC of approximately $23.3 million, which was a reversal of prior period unrealized depreciation to realized losses of $34.6 million (See “Net Realized Gains and Losses on Investments” above).

During 2015, the largest reductions in value were our investments in Dimont & Associates, Inc., Tri-Starr Management Services, Inc., OEM Group LLC and Logan JV. This was offset by unrealized appreciation in C&K Market, Inc.

During 2014, the largest reductions in value were our investments in Loadmaster Derrick & Equipment, Inc., Tri-Starr Management Services, Inc. and OEM Group LLC. This was offset by unrealized appreciation on our investment in C&K Market, Inc. and Surgery Center Holdings, Inc.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2016, 2015 and 2014, the Company recognized a benefit (provision) for tax on unrealized gains on investments of $0.1 million, ($1.2) million and ($0.2) million for consolidated subsidiaries, respectively. As of December 31, 2016 and December 31, 2015, $4.5 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the years ended December 31, 2016, 2015 and 2014, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.2 million, $0.0 million and $0.1 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the years ended December 31, 2016, 2015 and 2014, we realized a loss of $0.3 million, $0.4 million and $0.5 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. These changes were due to capital market changes impacting swap rates.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $17.1 million, or $0.51 per common share based on a weighted average of 33,197,100 common shares for the year ended December 31, 2016, as compared to $28.2 million, or $0.84 per common share based on a weighted average of 33,636,806 common shares for the year ended December 31, 2015, as compared to $36.8 million, or $1.08 per common share based on a weighted average of 33,905,202 common shares outstanding for the year ended December 31, 2014.

The decrease in net assets from operations between the years ended December 31, 2016 and 2015 is due primarily to net realized and unrealized losses in the portfolio as described above. The decrease in net assets resulting from operations between the years ended December 31, 2015 and 2014 is due primarily to unrealized losses in the portfolio and taxes on unrealized gains on investments.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act.

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

In December 2014, we closed a public debt offering selling $50.0 million of Notes due in 2021, or the 2021 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $48.5 million. In December 2015 and November 2016, we closed a public debt offering selling $35.0 million and $25.0 million, respectively, of Notes due in 2022, or the 2022 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $34.0 million and $24.3 million, respectively. Collectively, the 2021 Notes and 2022 Notes are referred to as the Notes.

We borrowed $140.3 million under our Revolving Facility for the year ended December 31, 2016 and repaid $31.5 million our Term Loan Facility and $184.5 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $166.3 million under our Revolving Facility for the year ended December 31, 2015 and repaid $202.5 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided (used) cash of $101.3 million, $58.5 million, and ($95.9) million for the years ended December 31, 2016, 2015 and 2014, respectively, primarily in connection with the purchase and sales of portfolio investments. For the year ended December 31, 2016, our financing activities used $75.8 million to repay borrowings on our facility, primarily from the net proceeds of $25.0 million from the 2022 Notes, $42.8 million for distributions to stockholders, $4.0 million to repurchase common stock and $1.1 million for payment of financing and offering costs. For the year ended December 31, 2015, our financing activities used $36.2 million to repay borrowings on our facility, primarily from the net proceeds of the $35.0 million from the 2022 Notes, $45.6 million for distributions to stockholders, $7.3 million to repurchase common stock and $3.2 million for payment of financing and offering costs. For the year ended December 31, 2014, our financing activities provided cash of $90.6 million from our net borrowings as well as $50.0 million from the 2021 Notes and used $46.1 million for distributions to stockholders and $3.7 million for the payment of financing and offering costs.

As of December 31, 2016 and 2015, we had cash of $6.4 million and $3.9 million, respectively. We had no cash equivalents as of December 31, 2016 and 2015.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2016 and 2015 (in millions):

	As of
	December 31, 2016				December 31, 2015
Facility	Commitments	Borrowings Outstanding	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$107.9	$116.5	3.13%	$303.5	$152.2	$171.4	2.94%
Term Loan Facility	75.0	75.0	102.5	3.38%	106.5	106.5	106.5	3.19%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	37.7	6.75%	35.0	35.0	35.0	6.75%

Total	$488.5	$292.9	$306.7	4.55%	$495.0	$343.7	$362.9	3.96%

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Revolving Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the borrowings outstanding on its Revolving Facility currently has a one month LIBOR period.

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

For the year ended December 31, 2016, we borrowed $140.3 million and repaid $216.0 million under the Facilities. For the year ended December 31, 2015, we borrowed $166.3 million and repaid $202.5 million under the Facilities. For the year ended December 31, 2014, we borrowed $334.8 million and repaid $244.2 million under the Facilities.

As of December 31, 2016 and 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2016 and 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $8.2 million, $12.6 million and $9.8 million were incurred in connection with the Facilities during the years ended December 31, 2016, 2015 and 2014, respectively.

Amortization of deferred financing costs of $1.4 million, $1.1 million and $1.3, respectively, were incurred in connection with the Facilities for the years ended December 31, 2016, 2015 and 2014. For the years ended December 31, 2016 and 2015, these amounts include $0.4 million and $0.3 million of accelerated amortization of deferred financing costs related to a partial paydown and amendment of the Facilities, respectively. As of December 31, 2016, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.2 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, we had $3.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.9 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of December 31, 2016 was in excess of 200%.

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

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”. We refer to the 2021 Notes and the 2022 Notes collectively as the Notes.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2016, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2016, the carrying amount and fair value of our Notes was $110.0 million and $111.6 million, respectively. As of December 31, 2015, the carrying value and fair value of our 2021 Notes was $85.0 million and $84.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2016, 2015 and 2014 we amortized approximately $0.7 million, $0.3 and $0.1 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2016 and 2015, we had $3.7 million and $3.2 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ending December 31, 2016, 2015 and 2014, we incurred interest expense on the Notes of approximately $5.9 million, $3.4 million and $0.4 million, respectively.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

For the years ended December 31, 2016, 2015 and 2014, we recognized $0.3 million, $0.4 million and $0.5 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the years ended December 31, 2016, 2015 and 2014, we recognized $0.2 million, $0.0 million and $0.1 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the fair value of our swap agreement is ($0.05) and ($0.2) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2016 and 2015, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2.5	$—
BeneSys Inc.	—	0.2
The John Gore Organization, Inc.(1)	—	3.2

	$2.5	$3.4
Unfunded revolving commitments
HealthDrive Corporation	$1.5	$—
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.(1)	0.8	1.5
OEM Group, LLC	1.0	—
Tri Starr Management Services, Inc.	0.5	—

	$6.8	$4.5
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3

	$1.0	$1.0

Total unfunded commitments	$10.3	$8.9

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

Subject to the satisfaction of customary conditions, we have a binding commitment to provide approximately $23.0 million of senior secured debt financing to a company in the financial services industry. This commitment expires on May 31, 2017.

The changes in fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

Distributions

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0.003 million of dividends reinvested for the year ended December 31, 2016. There were no dividends reinvested for the years ended December 31, 2015 and 2014 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2015 represented $45.6 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2016 and 2015 were ($0.1) million and $0.3 million, respectively.

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

The following table shows our contractual obligations as of December 31, 2016 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$75.0	—	—	$75.0	—
Revolving Facility	$107.9	—	—	$107.9	—
Notes Payable	$110.0	—	—	$50.0	$60.0

(1)	Excludes $10.3 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2015 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$106.5	—	—	—	$106.5
Revolving Facility	$152.3	—	—	$152.3	—
Notes Payable	$85.0	—	—	—	$85.0

(1)	Excludes $8.9 million in commitments to extend credit to our portfolio companies.

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

Stock Repurchase Program

On March 6, 2015, our board of directors authorized a $25.0 million stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any particular amount will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, our board of directors authorized a new $25.0 million stock repurchase program. This stock repurchase program terminated on March 8, 2017. On March 7, 2017 our board of directors authorized a new $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2016, 2015 and 2014 (in millions):

	For the years ended December 31,
	2016	2015	2014
Dollar amount repurchased	$4.0	$7.3	—
Shares repurchased	0.4	0.6	—
Average price per share (including commission)	$10.46	$12.27	—
Weighted average discount to net asset value	13.14%	7.38%	—

Related Party Transactions

Investment Management Agreement

On March 7, 2017, our investment management agreement with the Advisor was re-approved by the independent members of the Board of Directors. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred base management fees payable to the Advisor of $11.0 million, $11.8 million and $11.1 million, respectively. As of December 31, 2016 and December 31, 2015, $2.6 million and $2.9 million, respectively, was payable to the Advisor.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred $4.5 million, $11.9 million and $11.2 million, respectively, of incentive fees related to ordinary income. The lower incentive fee for the year ended December 31, 2016 compared to prior years were the result of realized and unrealized losses in the portfolio. As of December 31, 2016 and 2015, $2.2 million and $2.9 million, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2016 and 2015, $1.0 million and $1.3 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There were no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2016 and 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2016, 2015 and 2014, we incurred (reversed) $0, $0 and ($0.7) million, respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2016, 2015 and 2014, we incurred administrator expenses of $3.6 million, $3.7 million and $3.8 million, respectively. As of December 31, 2016 and 2015, $0.1 million and $0.1 million, respectively, was payable to the Advisor.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of December 31, 2016 and 2015, there was $0.07 million and $0.04 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2016 and 2015, we owed $0.07 million and $0.05 million, respectively, of Administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2016 and 2015, we incurred $0 and $0.1 million, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of December 31, 2016 and 2015, $0.5 million and $0.6 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of December 31, 2016, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.6 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.4 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015, we had $1.9 million of dividends receivable from Logan JV included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in our investments in funds. The remaining term of our investments in funds is expected to be three to seven years.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2016, we had five loans from three issuers on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million. As of December 31, 2015, we had two loans from two issuers on non-accrual status with an amortized cost basis of $25.0 million and fair value of $13.9 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the years ended December 31, 2016, 2015, and 2014 we incurred U.S. federal excise tax and other tax expenses of $0.4 million, $0.7 million, and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the years ended December 31, 2016, 2015 and 2014 (in millions):

	For the years ended December 31,
	2016	2015	2014
Current income tax provision:
Current income tax (provision) benefit	$(0.3)	$0.2	$(0.9)
Current provision for taxes on realized gain on investments	—	—	(0.2)
Deferred income tax provision:
Deferred income tax benefit	0.5	0.8	0.2
Benefit (provision) for taxes on unrealized gain on investments	0.1	(1.2)	(0.2)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2016 and 2015, $0.1 million and $0.4 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and 2015, $4.5 million and $3.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of December 31, 2016 and 2015, $2.4 million (net of $2.1 million allowance) and $1.1 million, respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

From January 1, 2017 through March 9, 2017, we closed one new and two follow-on first lien senior secured debt investments totaling $8.6 million in the business services, healthcare and energy/utilities industries. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 9.4%. We also made a $4.0 million follow-on investment in the Logan JV.

On January 17, 2017, we received proceeds of $7.2 million from the sale of our CLO residual interests in Flagship VII, Ltd. and Flagship VIII, Ltd, which approximates fair market value as of December 31, 2016.

On March 7, 2017, our board of directors declared a dividend of $0.27 per share payable on March 31, 2017 to stockholders of record at the date of business on March 20, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2016, 10.9% of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our December 31, 2016, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income(1)
Up 300 basis points	$13.5	$4.0	$9.5
Up 200 basis points	$9.0	$2.7	$6.3
Up 100 basis points	$4.4	$1.3	$3.1
Down 300 basis points	$(0.4)	$(1.0)	$0.6
Down 200 basis points	$(0.4)	$(1.0)	$0.6
Down 100 basis points	$(0.4)	$(1.0)	$0.6

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the year ended December 31, 2016 for more information on the incentive fee.

Based upon the three month LIBOR rate as of December 31, 2016, a hypothetical decrease in LIBOR would not affect our net income, due to the aforementioned floors in place on our debt investments. Based upon the current one month LIBOR rates, a hypothetical decrease in LIBOR would not affect interest expense, due to the current rates being lower than 100 basis points. We currently hedge against interest rate fluctuations by using an interest rate swap whereby we pay a fixed rate of 1.1425% and receive three month LIBOR on a notional amount of $50 million. In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of THL Credit, Inc.:

In our opinion, the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, and the related consolidated statements of operations, of changes in net assets, and of cash flows present fairly, in all material respects, the financial position of THL Credit, Inc. and its subsidiaries (together the “Company”) at December 31, 2016 and 2015, and the results of their operations, their changes in net assets and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits, which included confirmation of investments as of December 31, 2016 and December 31, 2015 by correspondence with the custodian, portfolio company investees and brokers, and the application of alternative auditing procedures where replies had not been received, provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 9, 2017

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2016	December 31, 2015
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $519,837 and $682,065, respectively)	$501,992	$672,333
Controlled investments (cost of $150,765 and $84,773, respectively)	167,207	81,823
Non-controlled, affiliated investments (cost of $4 and $7, respectively)	4	7

Total investments at fair value (cost of $670,606 and $766,845, respectively)	$669,203	$754,163
Cash	6,376	3,850
Interest, dividends, and fees receivable	9,041	7,060
Deferred financing costs	2,527	3,224
Deferred tax assets	2,442	1,118
Prepaid expenses and other assets	880	485
Due from affiliate	590	686
Other deferred assets	150	375
Receivable for paydown of investments	195	330

Total assets	$691,404	$771,291

Liabilities:
Loans payable ($182,862 and $258,651 face amounts, respectively, reported net of deferred financing costs of $1,207 and $1,902, respectively. See Note 7)	$181,655	$256,749
Notes payable ($110,000 and $85,000 face amounts, respectively, reported net of deferred financing costs of $3,653 and $3,191, respectively. See Note 7)	106,347	81,809
Deferred tax liability	4,518	3,881
Accrued incentive fees	3,243	4,243
Base management fees payable	2,608	2,944
Accrued expenses and other payables	1,701	1,665
Accrued interest and fees	961	485
Other deferred liabilities	501	410
Interest rate derivative	50	206

Total liabilities	301,584	352,392
Commitments and contingencies (Notes 3 and 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,925 and 33,311 shares issued and outstanding at December 31, 2016 and 2015, respectively	33	33
Paid-in capital in excess of par	437,623	441,742
Net unrealized depreciation on investments, net of provision for taxes of $3,656 and $3,791, respectively	(5,197)	(16,473)
Net unrealized depreciation on interest rate derivative	(50)	(206)
Accumulated net realized losses	(51,732)	(14,349)
Accumulated undistributed net investment income	8,428	8,152

Total net assets attributable to THL Credit, Inc.	389,105	418,899
Net assets attributable to non-controlling interest	715	—

Total net assets	$389,820	$418,899

Total liabilities and net assets	$691,404	$771,291

Net asset value per share attributable to THL Credit, Inc.	$11.82	$12.58

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$66,077	$82,489	$83,155
Dividend income	186	408	3,125
Other income	1,867	3,482	1,891
From non-controlled, affiliated investments:
Other income	1,588	2,228	2,997
From controlled investments:
Interest income	3,645	949	610
Dividend income	10,972	4,489	—
Other income	250	150	150

Total investment income	84,585	94,195	91,928
Expenses:
Interest and fees on borrowings	14,146	12,566	9,781
Base management fees	10,998	11,825	11,142
Incentive fees	4,461	11,894	11,184
Administrator expenses	3,625	3,677	3,780
Other general and administrative expenses	2,171	2,604	2,738
Amortization of deferred financing costs	2,071	1,894	1,351
Professional fees	1,531	1,518	2,096
Directors’ fees	727	888	626

Total expenses	39,730	46,866	42,698
Income tax provision (benefit), excise and other taxes	155	(243)	1,040

Net investment income	44,700	47,572	48,190
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(27,935)	170	(12,855)
Controlled investments	(10,914)	20	—

Net realized (loss) gain on investments	(38,849)	190	(12,855)

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(8,250)	(15,784)	3,102
Controlled investments	19,391	(2,091)	(859)

Net change in unrealized (depreciation) appreciation on investments	11,141	(17,875)	2,243
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	140	—	—

Net realized and unrealized loss from investments	(27,568)	(17,685)	(10,612)
Benefit (provision) for taxes on realized and unrealized gain on investments	137	(1,234)	(400)
Interest rate derivative periodic interest payments, net	(276)	(443)	(458)
Net change in unrealized appreciation (depreciation) on interest rate derivative	156	7	71

Net increase in net assets resulting from operations	$17,149	$28,217	$36,791

Net investment income per common share:
Basic and diluted	$1.35	$1.41	$1.42
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.51	$0.84	$1.08
Weighted average shares of common stock outstanding:
Basic and diluted	33,197	33,637	33,905

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands, except per share data)

	For the years ended December 31,
	2016	2015	2014
Increase in net assets from operations:
Net investment income	$44,700	$47,572	$48,190
Net realized (loss) gain on investments	(38,849)	190	(12,855)
Net change in unrealized (depreciation) appreciation on investments	11,141	(17,875)	2,243
Income tax provision, realized gain	—	(8)	(249)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	140	—	—
Provision for taxes on unrealized (gain) loss on investments	137	(1,226)	(151)
Interest rate derivative periodic interest payments, net	(276)	(443)	(458)
Net change in unrealized appreciation (depreciation) on interest rate derivative	156	7	71

Net increase in net assets resulting from operations	17,149	28,217	36,791
Distributions to stockholders:
Distributions to stockholders from net investment income	(42,770)	(45,649)	(44,191)
Distributions to stockholders from net realized gain	—	—	(1,921)

Total distributions to stockholders	(42,770)	(45,649)	(46,112)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	3	—	—
Repurchase of common stock	(4,037)	(7,290)	—

Net decrease in net assets from capital share transactions	(4,034)	(7,290)	—

Total decrease in net assets, before non-controlling interest	(29,655)	(24,722)	(9,321)
Increase in non-controlling interest	576	—	—

Total decrease in net assets	(29,079)	(24,722)	(9,321)
Net assets at beginning of period	418,899	443,621	452,942

Net assets at end of period	$389,820	$418,899	$443,621

Common shares outstanding at end of period	32,925	33,311	33,905

Capital share activity:
Shares issued from reinvestment of dividend	—	—	—
Shares repurchased	386	594	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net increase in net assets resulting from operations	$17,149	$28,217	36,791
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(11,281)	17,875	(2,243)
Net change in unrealized (appreciation) depreciation on interest rate derivative	(156)	(7)	(71)
Net realized loss on investments	39,073	26	12,874
Increase in investments due to PIK	(2,084)	(4,543)	(2,309)
Amortization of deferred financing costs	2,071	1,894	1,351
Accretion of discounts on investments and other fees	(4,321)	(3,279)	(4,795)
Changes in operating assets and liabilities:
Purchases of investments	(133,328)	(184,137)	(352,970)
Proceeds from sale and paydown of investments	197,454	203,250	210,500
(Increase) decrease in interest, dividends and fees receivable	(1,981)	(839)	1,004
Decrease in other deferred assets	225	225	225
Decrease (increase) in due from affiliate	96	530	(191)
(Increase) decrease in prepaid expenses and other assets	(237)	(86)	1,771
Increase in deferred tax asset	(1,324)	(833)	(285)
Increase (decrease) in accrued expenses and other payables	36	(261)	(464)
Increase (decrease) in accrued credit facility fees and interest	476	(91)	9
Increase in deferred tax liability	637	1,316	151
(Decrease) increase in base management fees payable	(336)	134	567
Increase (decrease) in other deferred liabilities	91	(1,008)	1,418
(Decrease) increase in accrued incentive fees payable	(1,000)	68	754

Net cash provided by (used in) operating activities	101,260	58,451	(95,913)
Cash flows from financing activities:
Repurchase of common stock	(4,037)	(7,290)	—
Borrowings under credit facility	140,249	166,250	334,800
Repayments under credit facility	(216,039)	(202,450)	(244,249)
Issuance of notes	25,000	35,000	50,000
Issuance of shares of common stock from dividend reinvestment	3	—	—
Distributions paid to stockholders	(42,770)	(45,649)	(46,112)
Financing and offering costs paid	(1,140)	(3,118)	(3,699)
Increase (decrease) in non-controlling interest	—	—	—

Net cash used in financing activities	(98,734)	(57,257)	90,740

Net increase (decrease) in cash	2,526	1,194	(5,173)
Cash, beginning of year	3,850	2,656	7,829

Cash, end of year	$6,376	$3,850	$2,656

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	12,656	11,906	7,937
Income taxes paid	3	66	1,076
PIK income earned	2,253	4,579	2,316

Non-cash Operating Activities:

For the years ended December 31, 2016, 2015 and 2014, 0.3 shares, 0 shares and 0 shares of common stock were issued in connection with dividend reinvestments of $3, $0 and $0, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non- affiliated investments—128.78% of net asset value

First lien senior secured debt
Aerogroup International Inc.	Consumer products and services	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,308	$13,159	$12,773
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK)(11)	2/28/2014	2/28/2019	10,214	10,213	9,191
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	11,023	10,931	10,831
BeneSys Inc.(8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	431	429
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	23,541	22,186	17,950
Constructive Media, LLC	Media, entertainment and leisure	11.0% (LIBOR+10.0%)	11/23/2015	11/23/2020	13,954	13,735	13,779
CRS Reprocessing, LLC	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,185	15,185	12,831
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,171	11,040	11,116
Duff & Phelps Corporation(10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	241	243	244
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,179	20,019	20,179
Hart InterCivic, Inc.	IT services	11.3% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,215	25,664
HEALTHCAREfirst, Inc.	Healthcare	13.6%(7)	8/31/2012	8/30/2017	8,460	8,417	8,334
HealthDrive Corporation	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	10,000	9,828	9,828
HealthDrive Corporation(8)(9)	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	—	(26)	—
Holland Intermediate Acquisition Corp.	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,732	19,145
Holland Intermediate Acquisition Corp.(8)	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer products and services	8.0% (LIBOR + 7.0%)	10/13/2016	10/13/2022	13,668	13,405	13,531
Igloo Products Corp.	Consumer products and services	11.5% (ABR + 7.8%)	3/28/2014	3/28/2020	24,636	24,301	24,144
It’s Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,399	5,445

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
The John Gore Organization, Inc.(23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,486	14,734
The John Gore Organization, Inc.(8)(9)(23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(14)	—
LAI International, Inc.	Industrials and manufacturing	10.4%(7)	10/22/2014	10/22/2019	21,976	21,680	21,976
LAI International, Inc.(8)	Industrials and manufacturing	8.2%(7)	10/22/2014	10/22/2019	4,526	4,526	4,526
MeriCal, LLC	Consumer products and services	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	14,950	14,582	14,614
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,888	14,762	14,888
Virtus Pharmaceuticals, LLC	Healthcare	10.8%(7)	7/17/2014	7/17/2019	24,013	23,663	24,013
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,069	8,000	8,149
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,934	8,934	9,023

		Subtotal first lien senior secured debt			$341,086	$336,032	$327,337

Second lien debt
Alex Toys, LLC	Consumer products and services	11.5% (LIBOR + 10.5%)	6/30/2014	12/30/2019	$30,202	$29,834	$29,068
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,317	13,825
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,319	12,438
MB Medical Operations LLC	Healthcare	10.0% (LIBOR + 9.0%)	12/7/2016	6/7/2022	9,131	8,951	8,951
Specialty Brands Holdings, LLC	Restaurants	10.5% (LIBOR + 8.8%) (9.5% Cash and 1.0% PIK)	7/16/2013	12/1/2017	21,153	21,048	20,307
Washington Inventory Service(25)	Business services	13.8% (ABR + 10.0%)	12/27/2012	6/20/2019	11,000	10,928	5,280

			Subtotal second lien debt		$101,486	$100,397	$89,869

Subordinated debt
A10 Capital, LLC(8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,636	$10,556	$10,635
Aerogroup International Inc.	Consumer products and services	12.0% PIK	8/5/2015	3/9/2020	296	296	—

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Aerogroup International Inc.	Consumer products and services	10.0% PIK(11)	1/27/2016	3/9/2020	839	839	579
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2019	9,666	9,666	8,700
Martex Fiber Southern Corp.	Industrials and manufacturing	15.5% (12.0% Cash and 3.5% PIK)(11)	4/30/2012	9/30/2017	8,345	8,294	8,178

			Subtotal subordinated debt		$29,782	$29,651	$28,092

Equity investments
A10 Capital, LLC(12)(14)(21)	Financial services		8/25/2014		5,109.53	$18,395	$18,519
Aerogroup International Inc.(22)	Consumer products and services		6/9/2014		253,616	11	—
Aerogroup International Inc.(21)	Consumer products and services		6/9/2014		28,180	1,108	—
Alex Toys, LLC(12)(13)(15)(22)	Consumer products and services		5/22/2015		153.85	1,000	634
Alex Toys, LLC(12)(13)(15)(21)(24)	Consumer products and services		6/22/2016		121.18	788	838
Allied Wireline Services, LLC(12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC(12)	Media, entertainment and leisure		11/23/2015		750,000	750	436
Dimont & Associates, Inc.(22)	Financial services		3/14/2016		312.51	129	90
Firebirds International, LLC(12)(22)	Restaurants		5/17/2011		1,906	191	344
Food Processing Holdings, LLC(12)(22)	Food & beverage		4/20/2010		162.44	163	264
Food Processing Holdings, LLC(12)(22)	Food & beverage		4/20/2010		406.09	408	772
Hostway Corporation(22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation(21)	IT services		12/27/2013		1,800	1,800	—
Igloo Products Corp.(22)	Consumer products and services		4/30/2014		1,902.04	1,716	1,670
MeriCal, LLC(12)(13)(22)	Consumer products and services		9/30/2016		5,000	5	5
MeriCal, LLC(12)(13)(21)	Consumer products and services		9/30/2016		495	495	505

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Virtus Pharmaceuticals, LLC(12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC(12)(15)(22)	Healthcare		3/31/2015		231.82	244	306
Virtus Pharmaceuticals, LLC(12)(15)(22)	Healthcare		3/31/2015		589.76	590	411
Wheels Up Partners, LLC(12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

			Subtotal equity			$29,739	$27,634

Warrants
Allied Wireline Services, LLC(15)	Energy / utilities		2/28/2014		501,159.24	$175	$—
YP Equity Investors, LLC(15)	Media, entertainment and leisure		5/8/2012		—	—	4,151

			Subtotal warrants			$175	$4,151

CLO residual interests
Flagship VII, Ltd.(6)(16)	Structured products	12.8%	12/18/2013			$2,961	$2,154
Flagship VIII, Ltd.(6)(16)	Structured products	14.8%	10/3/2014			5,720	5,071

			Subtotal CLO residual interests			$8,681	$7,225

Investment in payment rights
Duff & Phelps Corporation(10)(16)	Financial services	18.3%	6/1/2012			$10,979	$13,289

			Subtotal investment in payment rights			$10,979	$13,289

Investments in funds(17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,837
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,226	1,558

			Subtotal investments in funds			$4,183	$4,395
Total non-controlled/non-affiliated investments

—128.78% of net asset value						$519,837	$501,992

Controlled investments —42.89% of net asset value
First lien senior secured debt
Loadmaster Derrick & Equipment, Inc.(18)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,208	$7,103	$7,208

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Loadmaster Derrick & Equipment, Inc.(25)(18)	Energy / utilities	13% PIK	7/1/2016	12/31/2020	1,550	1,054	249
OEM Group, LLC(18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC(18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,010	6,010	6,010
Thibaut, Inc(18)	Consumer products and services	14.0%	6/20/2014	6/19/2019	6,391	6,349	6,391
Tri Starr Management Services, Inc.(18)(26)	Business services	7.5% (ABR + 3.8%)	7/22/2016	9/30/2017	98	98	98
Tri Starr Management Services, Inc.(18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	667	372	667
Tri Starr Management Services, Inc.(18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	142	291
Tri Starr Management Services, Inc.(18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,238	2,545
Tri Starr Management Services, Inc.(18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,364	480	1,364
Tri Starr Management Services, Inc.(18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	909	320	—
Tri Starr Management Services, Inc.(18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,016	1,062	—

	Subtotal first lien senior secured debt				$48,752	$42,931	$43,526

Second lien debt
Copperweld Bimetallics LLC(18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
C&K Market, Inc.(18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$12,480
C&K Market, Inc.(18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Copperweld Bimetallics LLC(18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,385
Copperweld Bimetallics LLC(18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,104
Loadmaster Derrick & Equipment, Inc.(18)(21)	Energy / utilities		7/1/2016		2,702.434	1,114	—
Loadmaster Derrick & Equipment, Inc.(18)(22)	Energy / utilities		12/21/2016		10,930.508	—	—

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
OEM Group, LLC(12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	11,046
Thibaut, Inc(13)(18)(19)(21)	Consumer products and services		6/20/2014		4,747	4,717	5,644
Thibaut, Inc(13)(18)(22)	Consumer products and services		6/20/2014		20,639	—	1,472
Tri Starr Management Services, Inc.(18)(22)	Business services		7/22/2016		716.772	3,136	4,436

			Subtotal equity			$43,419	$58,529

Investments in funds
THL Credit Logan JV LLC(12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$59,000	$59,737

			Subtotal investments in funds			$59,000	$59,737
Total controlled investments

—42.89% of net asset value						$150,765	$167,207

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC(12)(17)(22)	Financial services		3/1/2013			3	3

			Subtotal investments in funds			$4	$4
Total non-controlled/affiliated investments

—0.00% of net asset value						$4	$4

Total investments—171.67% of net asset value						$670,606	$669,203

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/ LIBOR	05/10/17	1	$50,000	$—	$(50)

Total derivative instruments—0.01 % of net asset value					$50,000	$—	$(50)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of December 31 2016, 12.4% and 12.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or ABR, which are effective as of December 31, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.

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

(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2016.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2016

(dollar amounts in thousands)

Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended December 31, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
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

(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of December 31, 2016.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(28)	Includes $577 of cost and $716 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC.

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

First lien senior secured debt
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

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Key Brand Entertainment, Inc.	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	2,874	2,836	2,931
Key Brand Entertainment, Inc.(7)(8)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	8/8/2018	—	(16)	—
Key Brand Entertainment, Inc.(8)	Media, entertainment and leisure	12.5% (LIBOR + 11.3%)	5/29/2014	8/8/2018	—	(39)	—
LAI International, Inc.	Manufacturing	10.6%(6)	10/22/2014	10/22/2019	17,553	17,241	17,202
LAI International, Inc.(7)	Manufacturing	9.0%(6)	10/22/2014	10/22/2019	4,546	4,546	4,455
Loadmaster Derrick & Equipment, Inc.	Energy / utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	7,997	7,913	7,037
Loadmaster Derrick & Equipment, Inc.(7)	Energy / utilities	11.3% (LIBOR + 10.3%)	9/28/2012	9/28/2017	3,623	3,623	3,188
Loadmaster Derrick & Equipment, Inc.(7)	Energy / utilities	11.3% (LIBOR + 10.3%)	7/16/2014	9/28/2017	3,170	3,135	2,790
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	10/7/2010	2/15/2016	29,638	29,638	24,600
OEM Group, Inc.	Manufacturing	15.0% (7.5% Cash + 7.5% PIK)(10)	6/6/2014	2/15/2016	3,158	3,158	2,621
Virtus Pharmaceuticals, LLC	Healthcare	10.7%(6)	7/17/2014	7/17/2019	19,615	19,263	19,615
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,929	8,833	9,018
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	9,633	9,633	9,730

		Subtotal first lien senior secured debt			$376,114	$371,348	$360,032
Second lien debt
Alex Toys, LLC	Consumer products	11.0% (LIBOR + 10.0%)	6/30/2014	12/30/2019	30,201	29,714	28,993
Allen Edmonds Corporation	Consumer products	10.0% (LIBOR + 9.0%)	11/26/2013	5/27/2019	7,333	7,233	7,260
American Covers, Inc.	Consumer products	9.5% (LIBOR + 8.5%)	9/1/2015	2/25/2021	10,000	9,859	9,859
Connecture, Inc.	Healthcare	12.0% (LIBOR + 11.0%)	3/18/2013	7/15/2018	21,831	21,668	22,049
Granicus, Inc	IT services	10.5% (LIBOR + 9.5%)	12/18/2015	12/18/2020	17,000	16,663	16,663
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,273	16,625
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,278	12,250
Oasis Legal Finance Holding Company LLC	Financial services	10.5%	9/30/2013	9/30/2018	12,549	12,400	12,675
Specialty Brands Holdings, LLC	Restaurants	11.3% (LIBOR + 9.8%)	7/16/2013	7/16/2018	20,977	20,743	20,558
Synarc-Biocore Holdings, LLC	Healthcare	9.3% (LIBOR + 8.3%)	3/13/2014	3/10/2022	11,000	10,911	10,230
Vision Solutions, Inc.	IT services	9.5% (LIBOR + 8.0%)	3/31/2011	7/23/2017	9,625	9,601	9,144

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

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Igloo Products Corp.(11)(21)	Consumer products		4/30/2014		1,902.04	1,716	1,625
OEM Group, Inc.(21)(22)	Manufacturing		10/7/2010		—	—	—
Surgery Center Holdings, Inc.(11)(21)	Healthcare		4/20/2013		264,068	—	5,411
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		6,796.47	127	263
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		83.92	94	109
Virtus Pharmaceuticals, LLC(14)(21)	Healthcare		3/31/2015		589.76	590	626
Wheels Up Partners, LLC(11)(14)(21)	Transportation		1/31/2014		1,000,000	1,000	2,840
YP Equity Investors, LLC(11)(14)(21)	Media, entertainment and leisure		5/8/2012		—	—	5,000

			Subtotal equity			$28,176	$39,404
CLO residual interests
Dryden CLO, Ltd.(5)(15)	Structured products	15.8%	9/12/2013		—	6,845	6,205
Flagship VII, Ltd.(5)(15)	Structured products	15.8%	12/18/2013		—	3,517	3,110
Flagship VIII, Ltd.(5)(15)	Structured products	13.3%	10/3/2014		—	6,743	5,687

			Subtotal CLO residual interests			$17,105	$15,002
Investment in payment rights
Duff & Phelps Corporation(9)(15)	Financial services	17.6%	6/1/2012		—	$11,482	$13,307

		Subtotal investment in payment rights				$11,482	$13,307
Investments in funds(16)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,987
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,030	999

			Subtotal investments in funds			$3,987	$3,986

Total non-controlled/non-affiliated investments—160.50% of net asset value						$682,065	$672,333

Controlled investments—19.53% of net asset value
First lien senior secured debt
Thibaut, Inc(17)	Consumer products	14.0%	6/19/2014	6/19/2019	$6,455	$6,397	$6,455

		Subtotal first lien senior secured debt			$6,455	$6,397	$6,455
Subordinated debt
Dimont & Associates, Inc.(17)(23)	Financial services	11.0% PIK(10)	10/20/2014	4/20/2018	$4,556	$4,474	$265
			Subtotal subordinated debt		$4,556	$4,474	$265

(Continued on next page)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedule of Investments—(Continued)

December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company(1)(2)	Industry	Interest Rate(3)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(4) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments
C&K Market, Inc.(17)(21)	Retail & grocery		11/3/2010		1,992,365	$2,271	$14,168
C&K Market, Inc.(17)(20)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Dimont & Associates, Inc.(17)(21)	Financial services		10/20/2014		50,004	6,569	—
Thibaut, Inc(11)(12)(17)(18)(20)	Consumer products		6/19/2014		4,747	4,706	5,227
Thibaut, Inc(11)(12)(17)(21)	Consumer products		6/19/2014		20,639	—	964

		Subtotal equity				$24,502	$30,321
Investments in funds
THL Credit Logan JV LLC(11)(16)(17)(19)(21)	Investment funds and vehicles		12/3/2014		—	$49,400	$44,782

			Subtotal investments in funds			$49,400	$44,782

Total controlled investments—19.53% of net asset value						$84,773	$81,823

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC(11)(16)(21)	Financial services		1/27/2011			$3	$3
THL Credit Greenway Fund II LLC(11)(16)(21)	Financial services		3/1/2013			4	4

			Subtotal investments in funds			$7	$7

Total non-controlled/affiliated investments—0.00% of net asset value						$7	$7

Total investments—180.03% of net asset value						$766,845	$754,163

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/ Receive Floating	1.1425%/ LIBOR	05/10/17	1	$50,000	$—	$(206)

Total derivative instruments—0.05 % of net asset value					$50,000	$—	$(206)

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

(10)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(11)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Preferred stock investment return is income-producing with a stated rate of 12% cash and 2% PIK due on a monthly basis
(14)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2015.
(16)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
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

December 31, 2016

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

In December 2015 and November 2016, the Company completed public debt offerings selling $35,000 and $25,000, respectively, of 6.75% Notes due 2022, or the 2022 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $33,950 and $24,250, respectively.

The Company has established wholly owned subsidiaries, THL Credit AIM Media Holdings Inc., THL Credit Holdings, Inc. and THL Credit YP Holdings Inc. The Company also established another subsidiary, THL Credit OEMG Investor Inc., to hold its equity interest in OEM Group, LLC, where it holds a majority interest. These subsidiaries are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than substantially owned investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. The Company has made changes to the presentation of prior year information to comply with current year presentation.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in THL Credit OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure under the heading, Significant Accounting Policies—THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2016 and 2015.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of credit facilities and public debt offering of Notes. These amounts are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the credit facilities and Notes, respectively. Capitalized deferred financing costs related to the Term Loan Facility and Notes, as defined in Note 7, Borrowings, are presented net against the respective balances outstanding on the Consolidated Statement of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility, as defined in Note 7, Borrowings, are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These amounts are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective or expensed upon expiration of the registration statement.

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

Security Transactions, Payment-in-Kind, Income Recognition, Realized/Unrealized Gains or Losses

Security transactions are recorded on a trade-date basis. The Company measures realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method. Net realized gains and losses reflect the impact of investments written off during the period, if any. The Company reports changes in fair value of investments that are measured at fair value as a component of net change in unrealized appreciation on investments in the Consolidated Statements of Operations. The Company reports changes in fair value of the interest rate derivative that is measured at fair value as a component of net change in unrealized appreciation or depreciation on interest rate derivative in the Consolidated Statements of Operations.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2016, the Company had five loans from three issuers on non-accrual status with an amortized cost basis of $13,843 and fair value of $6,893. As of December 31, 2015, the Company had two loans from two issuers on non-accrual with an amortized cost basis of $25,032 and fair value of $13,854.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2016, 2015 and 2014:

	Years ended December 31,
	2016	2015	2014
Accumulated PIK balance, beginning of period	$9,302	$7,041	$6,064
PIK income capitalized/receivable	2,253	4,579	2,316
PIK received in cash from repayments	(1,799)	(2,318)	(1,339)
PIK reduced through restructurings(1)	(6,670)	—	—

Accumulated PIK balance, end of period	$3,086	$9,302	$7,041

(1)

Primarily in connection with the restructuring of the Company’s investments in C&K Market, Inc., Dimont & Associates, Inc., OEM Group, Inc., Tri-Starr Management Services, Inc. and Copperweld Bimetallics LLC. PIK income accrued in connection with the existing loan to each portfolio company was completely reduced and is no longer receivable and was removed from the rollforward of PIK activity.

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

The Company will recognize any earned exit or back-end fees into income when it believes the amounts will ultimately become collectible, over the expected remaining term of the agreement.

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2016, 2015 and 2014.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate.

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Distributions, for a summary of the distributions paid. For the years ended December 31, 2016, 2015 and 2014, the Company incurred U.S. federal excise tax and other tax expenses of $419, $678 and $348, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2016, 2015, and 2014:

	For the years ended December 31,
	2016	2015	2014
Current income tax provision:
Current income tax (provision) benefit	$(285)	$169	$(902)
Current provision for taxes on realized gain on investments	—	(8)	(249)

Deferred income tax provision:
Deferred income tax benefit	549	752	210
Benefit (provision) for taxes on unrealized gain on investments	137	(1,226)	(151)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2016 and 2015, $112 and $396, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016 and 2015, $4,518 and $3,881, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of December 31, 2016 and 2015, $2,442 (net of $2,115 allowance) and $1,118, respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Distributions

Distributions to stockholders are recorded on the applicable record date. The amount to be paid out as a distribution is determined by the Company’s board of directors on a quarterly basis. Net realized capital gains, if any, are generally distributed at least annually out of assets legally available for such distributions, although the Company may decide to retain such capital gains for investment.

Capital transactions in connection with the Company’s dividend reinvestment plan are recorded when shares are issued.

Recent Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810)—Amendments to the Consolidation Analysis, ”which amends the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. ASU 2015-02 changes the manner in which a reporting entity assesses one of the five characteristics that determine if an entity is a variable interest entity. ASU 2015-2 is effective for annual reporting periods in fiscal years and interim reporting periods beginning after December 15, 2015. The Company adopted this standard effective January 1, 2016. The Company determined that no interests qualify as VIEs under this provision.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs (Topic 835),” which amends the presentation of debt issuance costs on an entity’s balance sheet. Under ASU 2015-03, an entity would present debt issuance costs as a direct deduction from the carrying value of the associated liability instead of a separate deferred asset. ASU 2015-03 is effective for annual and interim reporting periods beginning after December 15, 2015. The Company has adopted this standard effective January 1, 2016. The adoption resulted in a change in the presentation and disclosure of deferred financing costs, loans payable and notes payable to the Consolidated Statements of Assets and Liabilities. Upon adoption, the Company reported lower assets and liabilities as a result of netting deferred financings costs against loan and note payable balances on the Consolidated Statements of Assets and Liabilities.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent),” which amends the presentation of investments measured at net asset value, as a practical expedient for fair value, from the fair value hierarchy. Under ASU 2015-07, an entity would remove investments measured using the practical expedient from the fair value hierarchy. ASU 2015-07 is effective for annual and interim reporting periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted this standard effective January 1, 2016, and it has been included in the Company’s consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods after December 15, 2017. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements (Topic 820)”, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, “Fair Value Measurement”, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. The Company is currently assessing the impact of adopting this standard on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$370,863	$—	$—	$370,863
Second lien debt	95,284	—	—	95,284
Subordinated debt	28,092	—	—	28,092
Equity investments	86,163	—	—	86,163
Warrants	4,151	—	—	4,151
CLO residual interests	7,225	—	—	7,225
Investment in Logan JV(1)	59,737	—	—	—
Investment in payment rights	13,289	—	—	13,289
Investments in funds(1)	4,399	—	—	—

Total investments	$669,203	$—	$—	$605,067

Interest rate derivative	(50)	—	(50)	—

Total liability at fair value	$(50)	$—	$(50)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2015:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$366,487	$—	$—	$366,487
Second lien debt	177,086	—	—	177,086
Subordinated debt	63,781	—	—	63,781
Equity investments	69,725	5,411	—	64,314
CLO residual interests	15,002	—	—	15,002
Investment in Logan JV(1)	44,782	—	—	—
Investment in payment rights	13,307	—	—	13,307
Investments in funds(1)	3,993	—	—	—

Total investments	$754,163	$5,411	$—	$699,977

Interest rate derivative	(206)	—	(206)	—

Total liability at fair value	$(206)	$—	$(206)	$—

(1)

Certain investments that are measured at fair value using net asset value as a practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of December 31, 2016:

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$122,271	$120,568	18.01%
Industrials and manufacturing	101,038	102,174	15.26%
Investment funds and vehicles	59,000	59,737	8.93%
Financial services	56,808	59,614	8.91%
Media, entertainment and leisure	49,118	53,433	7.98%
Healthcare	51,794	51,843	7.75%
IT services	55,572	50,605	7.56%
Retail & grocery	35,413	40,392	6.04%
Energy / utilities	42,010	35,793	5.35%
Business services	29,138	25,941	3.88%
Food & beverage	20,590	21,215	3.17%
Restaurants	21,239	20,651	3.09%
Transportation	17,934	20,012	2.99%
Structured products	8,681	7,225	1.08%

Total Investments	$670,606	$669,203	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2015(1):

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$141,307	$139,798	18.53%
IT services	100,659	99,107	13.14%
Industrials	97,681	90,751	12.03%
Financial services	77,510	68,930	9.14%
Healthcare	61,556	66,891	8.87%
Investment funds and vehicles	49,400	44,782	5.94%
Retail & grocery	34,566	44,469	5.90%
Energy / utilities	46,625	41,709	5.53%
Media, entertainment and leisure	31,380	36,689	4.86%
Business services	41,757	34,731	4.61%
Food & beverage	22,365	23,423	3.11%
Transportation	19,466	21,588	2.86%
Restaurants	20,934	20,868	2.77%
Structured products	17,105	15,002	1.99%
Aerospace & defense	4,534	5,425	0.72%

Total Investments	$766,845	$754,163	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2016:

Region	Amortized Cost	Fair Value	% of Total Portfolio
Northeast	$253,249	$258,128	38.57%
Southwest	180,857	175,003	26.15%
Southeast	81,377	85,752	12.81%
Midwest	70,643	62,618	9.36%
Northwest	42,178	51,596	7.71%
West	42,302	36,106	5.40%

Total Investments	$670,606	$669,203	100.00%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2015:

Region	Amortized Cost	Fair Value	% of Total Portfolio
Northeast	$258,931	$247,863	32.88%
Southwest	170,078	149,187	19.78%
Midwest	108,568	106,517	14.12%
Southeast	90,720	101,411	13.45%
West	70,070	69,417	9.20%
Northwest	39,294	50,331	6.67%
International	29,184	29,437	3.90%

Total Investments	$766,845	$754,163	100.00%

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If any transfers occur between the levels of the fair value hierarchy, they are assumed to have occurred at the beginning of the period. The guidance establishes three levels of the fair value hierarchy as follows:

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds, excluding the Logan JV, is expected to be three to seven years.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien senior secured debt	$301,101	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	69,762	Market comparable companies (market approach)	EBITDA Multiple	5.5x - 6.7x (6.1x)
Second lien debt	89,869	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 16% (15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	1.1x - 1.2x (1.2x)
Subordinated debt	28,092	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 17% (16%)
Equity investments	67,644	Market comparable companies (market approach)	EBITDA Multiple	4.9x - 5.8x (5.4x)
	18,519	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% (15%)
Warrants	4,151	Market comparable companies (market approach)	EBITDA Multiple	3.8x - 4.3x (4.0x)
Investment in payment rights	13,289	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14% - 15% 15%
			Federal Tax Rates	35% - 40% (38%)
CLO residual interests	7,225	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18% - 23% 20%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$605,067

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2015:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average)(1)
First lien senior secured debt	$332,810	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 14% (13%)
	33,677	Market comparable companies (market approach)	EBITDA Multiple	4.7x - 5.7x (5.2x)
Second lien debt	177,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12% - 13% (12%)
Subordinated debt	49,927	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% - 16% (16%)
	13,854	Market comparable companies (market approach)	EBITDA Multiple	6.6x - 7.8x (7.1x)
			Revenue Multiple	0.3x - 0.5x (0.4x)
Equity investments	46,992	Market comparable companies (market approach)	EBITDA Multiple	5.4x - 6.4x (5.9x)
	17,322	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16% - 18% (17%)
Investment in payment rights	13,307	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15% -16% (15%)
			Federal Tax Rates	35% -40% (38%)
CLO residual interests	15,002	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	20% - 25% (23%)
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$699,977

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien senior secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities, payment rights and CLO residual interests is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of CLO residual interests, the Company considers prepayment, re-investment and loss assumptions based upon historical and projected performance as well as comparable yields for other similar structured products. In the case of the tax receivable agreement (“TRA”), the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The following table rolls forward the changes in fair value during the year ended December 31, 2016 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases(2)	135,604	14,364	2,418	27,866	—	—	—	180,252
Sales and repayments(2)	(123,700)	(89,338)	(26,867)	(1,632)	—	(503)	(7,320)	(249,360)
Unrealized appreciation (depreciation)(1)	3,158	(8,363)	9,847	6,195	(849)	485	647	11,120
Realized loss	(14,343)	—	(21,896)	(5,983)	—	—	(1,104)	(43,326)
Net amortization of premiums, discounts and fees	2,758	1,359	164	40	—	—	—	4,321
PIK	899	176	645	363	—	—	—	2,083

Ending balance, December 31, 2016	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(4,385)	$(8,816)	$(1,365)	$451	$(849)	$484	$6	$(14,474)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.

The following table rolls forward the changes in fair value during the year ended December 31, 2015 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2015	$393,791	$168,510	$100,660	$52,707	$13,488	$34,935	$764,091
Transfers out of Level 3(3)	—	—	—	(7,097)	—	—	(7,097)
Purchases(2)	60,498	62,051	8,043	9,632	—	—	140,224
Sales and repayments(2)	(96,748)	(38,787)	(39,626)	(717)	(395)	(17,096)	(193,369)
Unrealized appreciation (depreciation)(1)	(7,592)	(2,535)	(8,172)	9,483	214	(2,826)	(11,428)
Realized gain/(loss)	(33)	(216)	(6)	—	—	(11)	(266)
Net amortization of premiums, discounts and fees	2,406	689	150	34	—	—	3,279
PIK	1,536	3	2,732	272	—	—	4,543
Transfers between categories(3)	12,629	(12,629)	—	—	—	—	—

Ending balance, December 31, 2015	$366,487	$177,086	$63,781	$64,314	$13,307	$15,002	$699,977

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(8,075)	$(1,990)	$(8,153)	$8,586	$214	$(2,507)	$(11,925)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.
(3)	Represents transfer of Surgery Center Holdings, Inc. from Level 3 to Level 2 because of availability of observable inputs at the reporting date.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of and for the years ended December 31, 2016 and 2015 that met at least one of the significance conditions under the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc., as of December 31, 2016 and for the year ended December 31, 2016 and C&K Market, Inc., Dimont & Associates, Inc., THL Credit Logan JV, LLC and Thibaut, Inc., as of December 31, 2015 and for the year ended December 31, 2015.

	As of December 31,			For the years ended,
Balance Sheet	2016	2015	Income Statement	2016	2015	2014
Current Assets	$145,785	$160,304	Net Sales	$665,657	$808,182	$364,407
Noncurrent assets	436,922	423,408	Gross Profit	159,405	189,133	127,128
Current liabilities	111,001	146,117	Net income (loss)	7,140	(32,321)	(5,360)
Noncurrent liabilities	370,482	403,616

In addition, the Company’s investment in THL Credit Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2016 and for the year ended December 31, 2016. Accordingly, the financial statements for THL Credit Logan JV LLC have been attached as an exhibit to this Form 10-K. There are no companies that met the significance conditions under SEC Regulation S-X, Rule 3-09 as of December 31, 2015 and for the year ended December 31, 2015.

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

The Company has determined that Logan JV is an investment company under ASC 946, however, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a substantially owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in Logan JV.

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

As of December 31, 2016 and 2015, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of December 31, 2016
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

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which initially allowed Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2016, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $135,000. Throughout the course of 2015, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG increased the commitment amount to $125,000. The amended revolving loan period ends on February 15, 2018 and the final maturity date is February 15, 2021. As of December 31, 2016 and 2015, Logan JV had $129,257 and $108,137 outstanding borrowings under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2016, the effective interest rate on the Logan JV Credit Facility was 3.42% per annum. In February 2017, the Logan JV Credit Facility’s commitment amount was increased from $135,000 to $150,000.

As of December 31, 2016, and 2015 Logan JV had total investments at fair value of $200,190 and $161,911, respectively. As of December 31, 2016 and December 31, 2015, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 91 and 85 different borrowers, respectively. As of December 31, 2016 and 2015, none of these loans were on non-accrual status. Additionally, as of December 31, 2016 and 2015, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $392 and $342, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2016 and December 31, 2015:

	As of December 31,	As of December 31,
	2016	2015
First lien secured debt(1)	$180,385	$148,463
Second lien debt(1)	23,564	21,976

Total debt investments(1)	$203,949	$170,439

Weighted average yield on first lien secured loans(2)	6.4%	6.3%
Weighted average yield on second lien loans(2)	9.4%	9.0%
Weighted average yield on all loans(2)	6.7%	6.7%
Number of borrowers in Logan JV	91	85
Largest loan to a single borrower(1)	$4,975	$4,975
Total of five largest loans to borrowers(1)	$23,918	$24,748

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

For the years ended December 31, 2016 and 2015 and for the period from December 3, 2014 to December 31, 2014, the Company’s share of income from distributions declared related to its Logan JV equity interest was $7,440, $3,824 and $0, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of December 31, 2016 and December 31, 2015, $3,356 and $1,900, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, dividend declared and earned of $2,080 for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested. As of December 31, 2015, dividend income earned of $1,520 for the quarter ended December 31, 2015, represented a dividend yield to the Company of 12.8% based upon average equity invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR + 4.5%)	06/23/2015	05/08/2021	338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR + 4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR + 5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR + 5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR + 6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR + 5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR + 5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR + 5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR + 4.5%) 7.25% (Prime + 3.5%)	07/13/2015	06/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR + 6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR + 7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR + 6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR + 6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR + 4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR + 5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR + 4%)	03/16/2015	12/17/2021	2,450	2,477	2,486
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR + 5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR + 3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR + 5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR + 5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR + 4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR + 4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR + 6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR + 5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR + 5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR + 6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR + 5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR + 6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR + 3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR + 4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR + 5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR + 6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR + 7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR + 4%) 6.75% (Prime + 3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR + 7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR + 3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR + 4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR + 6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR + 6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR + 4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR + 4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
US Shipping Corp	Utilities	5.25% (LIBOR + 4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	886	885	793
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR + 4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR + 9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR + 8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR + 8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Logan JV Loan Portfolio as of December 31, 2015

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	987	$976	$942
Parq Holdings LP	Hotel, gaming & leisure	8.5% (LIBOR + 7.5%)	12/05/2014	12/17/2020	1,000	986	975

Total Canada						$1,962	$1,917

Cayman Islands
Avago Technologies Cayman Finance Ltd	High tech industries	4.25% (LIBOR + 3.5%)	11/13/2015	02/01/2023	2,000	$1,980	$1,983
Lindblad Maritime	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	341	343	339

Total Cayman Islands						$2,323	$2,322

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5.75% (LIBOR + 4.75%)	09/04/2015	09/02/2021	2,992	$3,007	$2,936
Evergreen Skills Lux S.á r.l.	High tech industries	5.75% (LIBOR + 4.75%)	01/15/2015	04/28/2021	1,486	1,460	1,167

Total Luxembourg						$4,467	$4,103

Netherlands
MediArena Acquisition B.V.	Media	6.75% (LIBOR + 5.75%)	12/18/2014	08/13/2021	1,481	$1,462	$1,321

Total Netherlands						$1,462	$1,321

United States
Ability Networks Inc.	Healthcare & pharmaceuticals	6% (LIBOR + 5%)	03/17/2015	05/14/2021	1,485	$1,498	$1,470
AgroFresh Inc.	Services	5.75% (LIBOR + 4.75%)	12/01/2015	07/31/2021	1,995	1,980	1,968
Albertson’s Holdings LLC	Retail	5.5% (LIBOR + 4.5%)	12/05/2014	08/25/2021	1,985	1,988	1,972
Ancestry.com Inc.	Services	5% (LIBOR + 4%)	09/04/2015	08/29/2022	2,993	2,974	2,975
AP Gaming I LLC	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	05/27/2015	12/21/2020	2,982	2,964	2,885
Arctic Glacier U.S.A., Inc	Beverage, food & tobacco	6% (LIBOR + 5%)	02/12/2015	05/10/2019	2,035	1,991	1,964
Aristotle Corporation	Healthcare & pharmaceuticals	5.5% (LIBOR + 4.5%) 7.0% (Prime + 3.5%)	07/13/2015	06/30/2021	4,975	4,952	4,950
Avaya Inc	Telecommunications	6.25% (LIBOR + 5.25%)	04/30/2015	05/29/2020	991	982	695
Avaya Inc	Telecommunications	6.5% (LIBOR + 5.5%)	12/18/2014	03/31/2018	986	995	750
Bioplan USA	Services	5.75% (LIBOR + 4.75%)	05/13/2015	09/23/2021	993	857	859
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	938	939	857
BioScrip, Inc.	Healthcare & pharmaceuticals	6.5% (LIBOR + 5.25%)	12/22/2014	07/31/2020	563	564	514
Birch Communications, Inc.	Telecommunications	7.75% (LIBOR + 6.75%)	12/05/2014	07/17/2020	1,433	1,416	1,380
Cabi	Retail	5.75% (LIBOR + 4.75%)	06/19/2015	06/12/2019	1,219	1,208	1,213
Caesars Entertainment Resort Properties, LLC	Hotel, gaming & leisure	7% (LIBOR + 6%)	01/15/2015	10/11/2020	4,968	4,742	4,537

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Cengage Learning Acquisitions, Inc.	Media	7% (LIBOR + 6%)	12/15/2014	03/31/2020	4,417	4,378	4,318
Clear Balance Holdings, LLC	Banking, finance, insurance & real estate	6.75% (LIBOR + 5.75%)	07/07/2015	06/30/2020	4,875	4,854	4,851
Commercial Barge Line Co	Transportation	9.75% (LIBOR + 8.75%)	11/06/2015	11/12/2020	1,500	1,427	1,403
Communications Sales & Leasing, Inc.	Telecommunications	5% (LIBOR + 4%)	05/28/2015	10/24/2022	2,985	2,982	2,768
Compuware Corp	Services	6.25% (LIBOR + 5.25%)	12/11/2014	12/15/2021	2,974	2,889	2,782
CPI Acquisition, Inc.	Services	5.5% (LIBOR + 4.5%)	08/14/2015	08/17/2022	3,375	3,354	3,343
Creative Artists	Media	5.5% (LIBOR + 4.5%)	03/16/2015	12/17/2021	2,475	2,508	2,471
Crowne Group LLC	Automotive	6% (LIBOR + 5%)	01/14/2015	09/30/2020	1,485	1,469	1,455
CT Technologies Intermediate Holdings	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	02/11/2015	12/01/2021	1,980	1,989	1,918
CWGS Group, LLC	Automotive	5.75% (LIBOR + 4.75%)	12/22/2014	02/20/2020	2,375	2,376	2,348
Eastman Kodak Company	High tech industries	7.25% (LIBOR + 6.25%)	09/09/2015	09/03/2019	1,990	1,934	1,724
EnergySolutions, LLC	Environmental industries	6.75% (LIBOR + 5.75%)	03/16/2015	05/29/2020	2,000	2,022	1,550
Getty Images, Inc.	Media	4.75% (LIBOR + 3.5%)	02/18/2015	10/18/2019	990	927	629
Global Healthcare Exchange LLC	Services	5.5% (LIBOR + 4.5%)	08/12/2015	08/15/2022	998	993	992
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR + 4.25%) 6.75% (Prime + 3.25%)	05/19/2015	04/23/2021	2,985	2,972	2,955
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR + 5.5%)	06/09/2015	06/30/2020	1,956	1,957	1,929
GTCR Valor Companies, Inc.	Services	6% (LIBOR + 5%)	12/05/2014	05/30/2021	1,977	1,960	1,968
IMG LLC	Media	5.25% (LIBOR + 4.25%)	12/31/2014	05/06/2021	1,481	1,452	1,459
Insurance Technologies	High tech industries	8% (LIBOR + 7%)	03/26/2015	12/01/2019	1,896	1,880	1,896
Insurance Technologies(3)	High tech industries	0% (LIBOR + 0%)	03/26/2015	12/01/2019	209	(2)	—
J Jill	Retail	6% (LIBOR + 5%)	05/08/2015	05/09/2022	1,047	1,043	1,026
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR + 7%)	07/24/2015	07/30/2020	1,000	982	963
Koosharem, LLC	Services	7.5% (LIBOR + 6.5%)	02/04/2015	05/15/2020	2,972	2,962	2,794
Lannett Company Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	11/20/2015	11/25/2020	1,500	1,389	1,410
Lannett Company Inc	Healthcare & pharmaceuticals	6.375% (LIBOR + 5.375%)	11/20/2015	11/25/2022	1,500	1,351	1,403
LegalZoom	Services	8% (LIBOR + 7%)	06/15/2015	05/13/2020	4,967	4,967	4,967
Lindblad Expeditions Inc	Hotel, gaming & leisure	5.5% (LIBOR + 4.5%)	06/23/2015	05/08/2021	2,644	2,659	2,631
Margaritaville Holdings LLC	Beverage, food & tobacco	7% (LIBOR + 6%)	03/12/2015	03/12/2021	4,963	4,920	4,814
Match Group Inc	High tech industries	5.5% (LIBOR + 4.5%)	11/06/2015	11/16/2022	3,000	2,972	2,970
Merrill Communications LLC	Media	6.25% (LIBOR + 5.25%)	05/29/2015	06/01/2022	1,988	1,977	1,740
Navistar Inc	Automotive	6.5% (LIBOR + 5.5%)	08/06/2015	08/07/2020	2,000	1,980	1,772
NextCare, Inc.	Healthcare & pharmaceuticals	7% (LIBOR + 6%)	08/21/2015	07/31/2018	2,985	2,972	2,985

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Novitex Acquisition, LLC	Consumer goods	7.5% (LIBOR + 6.25%)	12/05/2014	07/07/2020	980	966	924
Petrochoice Holdings Inc	Chemicals, plastics & rubber	6% (LIBOR + 5%)	09/02/2015	08/19/2022	998	974	983
Physiotherapy Associates Inc	Healthcare & pharmaceuticals	5.75% (LIBOR + 4.75%)	06/04/2015	06/04/2021	998	993	995
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR + 5.25%)	05/21/2015	07/01/2019	966	961	961
Quincy Newspapers Inc	Media	5.5% (LIBOR + 4.5%)	11/23/2015	11/02/2022	2,988	2,981	2,956
RentPath, Inc.	Media	6.25% (LIBOR + 5.25%)	12/11/2014	12/17/2021	2,475	2,450	2,184
Riverbed Technology, Inc.	High tech industries	6% (LIBOR + 5%)	02/25/2015	04/25/2022	993	988	990
SCS Holdings Inc.	Services	6% (LIBOR + 5%)	11/20/2015	10/30/2022	1,978	1,963	1,950
Sirva Worldwide, Inc.	Transportation	7.5% (LIBOR + 6.25%)	12/18/2014	03/27/2019	1,928	1,924	1,870
Smart Start, Inc.	Services	5.75% (LIBOR + 4.75%)	08/28/2015	02/20/2022	2,500	2,476	2,475
SourceHOV LLC	Services	7.75% (LIBOR + 6.75%)	03/17/2015	10/31/2019	1,938	1,868	1,724
Stonewall Gas Gathering LLC	Energy	8.75% (LIBOR + 7.75%)	01/26/2015	01/28/2022	993	949	990
TOMS Shoes LLC	Retail	6.5% (LIBOR + 5.5%)	12/18/2014	10/31/2020	1,985	1,860	1,355
TTM Technologies Inc	High tech industries	6% (LIBOR + 5%)	05/07/2015	05/31/2021	998	966	905
TWCC Holding Corp.	Media	5.75% (LIBOR + 5%)	05/21/2015	2/11/2020	2,516	2,498	2,517
US Renal Care Inc	Healthcare & pharmaceuticals	5.25% (LIBOR + 4.25%)	11/17/2015	12/31/2022	2,000	1,980	1,987
Varsity Brands	Consumer goods	5% (LIBOR + 4%)	12/10/2014	12/11/2021	990	982	982
Verdesian Life Sciences LLC	Chemicals, plastics & rubber	6% (LIBOR + 5%)	12/09/2014	07/01/2020	937	936	903
Zep Inc	Chemicals, plastics & rubber	5.75% (LIBOR + 4.75%)	09/04/2015	06/27/2022	2,985	2,992	2,977

Total United States						$136,252	$131,851

Total Senior Secured First Lien Term Loans						$146,466	$141,514

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR + 8.5%)	07/31/2015	10/16/2023	1,000	$990	$987

Total France					—	$990	$987

United States of America
ABG Intermediate Holdings 2 LLC (4)	Consumer goods	8.50%	07/13/2015	05/27/2022	133	(1)	(3)
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR + 8.5%)	06/19/2015	05/27/2022	867	859	850
AssuredPartners Inc	Banking, finance, insurance & real estate	10% (LIBOR + 9%)	10/16/2015	10/20/2023	1,000	961	980
Asurion Delivery and Installation Services	Telecommunications	8.5% (LIBOR + 7.5%)	02/18/2015	03/03/2021	4,000	3,872	3,442
Cirque Du Soleil	Hotel, gaming & leisure	9.25% (LIBOR + 8.25%)	06/25/2015	07/08/2023	1,000	986	950

Logan JV Loan Portfolio as of December 31, 2015—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate(1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value(2)
Confie Seguros Holding II Co.	Banking, finance, insurance & real estate	10.25% (LIBOR + 9%)	06/29/2015	05/09/2019	500	496	495
EagleView Technology Corporation	Services	9.25% (LIBOR + 8.25%)	07/29/2015	07/14/2023	1,000	986	959
Eastman Kodak Company	High tech industries	10.75% (LIBOR + 9.5%)	03/24/2015	09/03/2020	1,000	996	865
Filtration Group Corporation	Services	8.25% (LIBOR + 7.25%)	03/16/2015	11/22/2021	524	526	511
GENEX Services, Inc.	Services	8.75% (LIBOR + 7.75%)	06/26/2015	05/30/2022	1,000	988	943
Gruden Acquisition Inc.	Transportation	9.5% (LIBOR + 8.5%)	07/31/2015	08/18/2023	500	476	476
Hyland Software, Inc.	High tech industries	8.25% (LIBOR + 7.25%)	06/12/2015	07/03/2023	1,500	1,493	1,410
IPC Corp	Telecommunications	10.5% (LIBOR + 9.5%)	03/03/2015	02/06/2022	1,500	1,402	1,350
Learfield Communications, Inc.	Media	8.75% (LIBOR + 7.75%)	02/18/2015	10/08/2021	952	957	943
MRI Software LLC	High tech industries	9% (LIBOR + 8%)	06/19/2015	06/23/2022	1,000	986	970
RentPath, Inc.	Media	10% (LIBOR + 9%)	12/11/2014	12/17/2022	1,000	921	813
Royal Adhesives and Sealants LLC	Chemicals, plastics & rubber	8.5% (LIBOR + 7.5%)	06/12/2015	06/19/2023	1,000	993	985
TWCC Holding Corp.	Media	7% (LIBOR + 6%)	05/28/2015	06/26/2020	2,000	1,879	1,997
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/12/2023	75	74	71
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR + 7%)	05/04/2015	05/15/2023	425	423	403

Total United States of America						$20,273	$19,410

Total Second Lien Term Loans						$21,263	$20,397

Total Investments						$167,729	$161,911

Cash and cash equivalents						$6,205	$6,205
Goldman Sachs Financial Square Money Market Fund						1,465	1,465

Other cash accounts						$7,671	$7,671

Total Cash and cash equivalents

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $209, which was unfunded as of December 31, 2015.
(4)	Represents a delayed draw commitment of $133, which was unfunded as of December 31, 2015.

Below is certain summarized financial information for Logan JV as of December 31, 2016 and 2015 and for the years ended December 31, 2016 and 2015 and for the period from December 3, 2014 to December 31, 2014:

Selected Balance Sheet Information

	As of December 31,	As of December 31,
	2016	2015
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $199,366 and $167,729, respectively)	$200,190	$161,911
Cash	9,848	7,671
Other assets	677	701

Total assets	$210,715	$170,283

Liabilities:
Loans payable, net of deferred financing costs	$127,502	$106,747
Payable for investments purchased	2,981	4,367
Distribution payable	4,195	2,375
Other liabilities	1,366	816

Total liabilities	$136,044	$114,305

Members’ capital	$74,671	$55,978

Total liabilities and members’ capital	$210,715	$170,283

Selected Statement of Operations Information

	For the year ended December 31, 2016	For the year ended December 31, 2015	For the period from December 3, 2014 to December 31, 2014
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$14,184	$7,310	$27
Fee income	254	88	—

Total revenues	14,438	7,398	27
Credit facility expenses (1)	4,929	2,358	79
Other fees and expenses	464	208	—

Total expenses	5,393	2,566	79

Net investment income (loss)	9,045	4,832	(52)
Net realized gains	306	45	—
Net change in unrealized appreciation (depreciation) on investments	6,642	(5,798)	(19)

Net increase (decrease) in members’ capital from operations	$15,993	$(921)	$(71)

(1)

As of December 31 2016, Logan JV had $129,257 outstanding debt under the credit facility with an effective interest rate of 3.42% per annum. As of December 31, 2015, Logan JV had $108,137 outstanding debt under the credit facility with an effective interest rate of 2.85% per annum.

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

Through the TRA, the Company is entitled to receive an annual tax benefit payment based upon 85% of the savings from certain deductions along with interest. The payments that the Company is entitled to receive result from cash savings, if any, in U.S. federal, state or local income tax that Duff & Phelps realizes (i) from the tax savings derived from the goodwill and other intangibles created in connection with the Duff & Phelps initial public offering and (ii) from other income tax deductions. These tax benefit payments will continue until the relevant deductions are fully utilized, which was projected to be 16 years from the initial investment date. Pursuant to the TRA, the Company maintains the right to enforce Duff & Phelps payment obligations as a transferee of the TRA contract. If Duff & Phelps chooses to pre-pay and terminate the TRA, the Company will be entitled to the present value of the expected future TRA payments. If Duff & Phelps breaches any material obligation than all obligations are accelerated and calculated as if an early termination occurred. Failure to make a payment is a breach of a material obligation if the failure occurs for more than three months.

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the years ended December 31, 2016, 2015, and 2014, the Company recognized interest income totaling $2,037, $2,017, and $2,069, respectively, related to the TRA.

Managed Funds

The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds, registered closed-end funds and collateralized loan obligations (CLO). In addition, the Company’s officers may serve in similar capacities for one or more private funds, registered closed-end funds and CLOs. The Advisor and its affiliates may determine that an investment is appropriate for us and for one or more of those other funds. In such event, depending on the availability of such investment and other appropriate factors, the Advisor or its affiliates may determine that the Company should invest side- by-side with one or more other funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted the Company the relief it sought in an exemptive application that expands the Company’s ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2016, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the December 31, 2016 and 2015 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2016, 2015 and 2014, the Company earned $286, $587 and $940, respectively, in fees related to Greenway, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $154 and $145 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. The Company’s capital commitment to Greenway II is reflected in the December 31, 2016 and 2015 Consolidated Schedules of Investments. As of December 31, 2016, Greenway II’s committed capital had been fully called.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2016, 2015 and 2014, the Company earned $1,303, $1,641 and $2,057, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $366 and $448, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2016, 2015 and 2014, the Company recognized $225, $225 and $225, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2016 and 2015, $150 and $375, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Other Investments

CLO Residual Interests

As of December 31, 2016 and 2015, the Company had investments in the CLO residual interests, or subordinated notes, which can also be structured as income notes. The Company’s remaining investments in CLO residual interests were sold in January 2017 (See Subsequent Events). The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of December 31, 2016		As of December 31, 2015
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Dryden CLO, Ltd.	23.1%	$516,400	$10,000	$—	$—	$6,845	$6,205
Flagship VII, Ltd.	12.6%	$441,810	$5,000	2,961	2,154	3,517	3,110
Flagship VIII, Ltd.	25.1%	$470,895	$10,000	5,720	5,071	6,743	5,687

	Total CLO residual interests			$8,681	$7,225	$17,105	$15,002

The subordinated notes and income notes do not have a stated rate of interest, but are entitled to receive distributions on quarterly payment dates subject to the priority of payments to secured note holders in the structures if and to the extent funds are available for such purpose. The payments on the subordinated notes and income notes are subordinated not only to the interest and principal claims of all secured notes issued, but to certain administrative expenses, taxes, and the base and subordinated fees paid to the collateral manager. Payments to the subordinated notes and income notes may vary significantly quarter to quarter for a variety of reasons and may be subject to 100% loss. Investments in subordinated notes and income notes, due to the structure of the CLO, can be significantly impacted by change in the market value of the assets, the distributions on the assets, defaults and recoveries on the assets, capital gains and losses on the assets along with prices, interest rates and other risks associated with the assets. For the years ended December 2016, 2015 and 2014, the Company recognized interest income totaling $1,972, $3,690, and $4,661, respectively, related to CLO residual interests.

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

4. Related Party Transactions

Investment Management Agreement

On March 7, 2017, the Company’s investment management agreement was re-approved by its board of directors, including a majority of our directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred base management fees of $10,998, $11,825 and $11,142, respectively. As of December 31, 2016 and 2015, $2,608 and $2,944, respectively, was payable to the Advisor.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $4,461, $11,894 and $11,184, respectively, of incentive fees related to ordinary income. As of December 31, 2016 and 2015, $2,249 and $2,903, respectively, of such incentive fees are currently payable to the Advisor. As of December 31, 2016 and 2015, $994 and $1,340, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2016 and 2015.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2016, 2015 and 2014, the Company (reversed) incurred $0, $0 and ($684), respectively, of incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred administrator expenses of $3,625, $3,677 and $3,780, respectively. As of December 31, 2016 and 2015, $67 and $45, respectively, was payable to the Advisor.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2016 and 2015, there were $67 and $36, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2016 and 2015, the Company owed $67 and $45, respectively, of Administrator Expenses to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2016 and 2015, the Company incurred $0 and $93, respectively, of other general and administrative expense on behalf of the Advisor, which was included in due from affiliates on the Consolidated Statement of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2016 and 2015, $520 and $593 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2016, it had $4,473 of dividends receivable from Logan JV and C&K Market, Inc. and $640 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $400 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2015, the Company had $1,900 of dividends receivable from Logan JV included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of realized gains and losses for the years ended December 31, 2016, 2015 and 2014:

	For the years ended December 31,
	2016	2015	2014
AIM Media Texas Operating, LLC	$(78)	$—	$—
Airborne Tactical Advantage Company, LLC	685	—	—
BBB Industries, Inc.	—	18	135
Blue Coat Systems, Inc.	—	—	563
C&K Market, Inc.(1)	—	—	(1,000)
Copperweld Bimetallics, LLC(2)	(1,515)	—	—
Dimont & Associates, Inc.(3)	(10,914)	—	—
Dryden CLO, Ltd.	(1,104)	—	—
Escrow receivable settlement(4)	—	—	(1,030)
Expert Global Solutions, Inc.	—	(99)	(250)
Gryphon Partners 3.5, L.P.	670	—	—
Jefferson Management Holdings, LLC	—	—	(455)
Loadmaster Derrick & Equipment, Inc.(5)	(6,574)	—	—
Octagon Income Note XIV, Ltd.	—	—	191
OEM Group, Inc.(6)	(6,226)	—	—
Surgery Center Holdings, Inc.	3,655	237	716
Tri Starr Management Services, Inc.(7)	(17,421)	—	—
Wingspan Portfolio Holdings, Inc.(8)	—	—	(11,878)
Other	(27)	34	153

Net realized (losses)/gains	$(38,849)	$190	$(12,855)

(1)

On August 12, 2014, the date C&K emerged from bankruptcy, the cost basis of the senior subordinated note, certain interest due and warrants totaling $14,272 were converted to common and preferred equity. In connection with the extinguishment and conversion to equity, the Company recognized a loss in the amount of $1,000, which was offset by a corresponding change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(2)

On October 5, 2016, as part of the restructuring of the business, the Company exchanged the cost basis of its senior secured loan totaling $19,265 for a debt-like preferred equity position of $3,385 and a controlled equity position of an affiliate of the business valued at $8,950, with $5,415 remaining as a senior secured term loan. In connection with the restructuring, the Company recognized a $1,515 loss, which was offset by a corresponding change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(3)

On March 14, 2016, as part of a further restructuring of the business, the cost basis of the Company’s equity interest totaling $6,569 and subordinated term loan totaling $4,474 was converted to an equity interest in an affiliated entity valued at $129. In connection with the restructuring, the Company recognized a realized loss in the amount of $10,914, which was offset by a $10,777 change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(4)

Escrow receivable settlement in connection with arbitration proceedings. Escrow related to the sale of IMDS Corporation in a prior period. In addition to the realized loss, the Company reversed $270 of previously accelerated amortization income against interest income recognized for the year ended December 31, 2014.

(5)

On July 1, 2016, as part of the restructuring, the Company exchanged the cost basis of its senior secured loans totaling $14,705 for a new senior secured term loan of $7,000, a debt-like preferred equity position, valued at $1,114, and 10% warrants. As result of the restructuring, the Company recognized a $6,574 loss on conversion to preferred equity, which was offset by a $5,074 change in unrealized appreciation. During December 2016, the Company subsequently exercised the 10% warrants in connection with the acquisition of preferred and common investments in the company. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(6)

On March 17, 2016, as part of a restructuring of the business, the cost basis of the Company’s first lien senior secured loans totaling $33,242 was converted to a new first lien senior secured term loan of $18,703 and a controlled equity interest in an affiliated entity valued at $8,313. In connection with the restructuring, the Company recognized a realized loss of $6,226, which was offset by a $5,575 change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(7)

On July 22, 2016, as part of the restructuring, the Company exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of the business valued at $3,136. As result of the restructuring, the Company recognized a $17,421 loss on conversion of its subordinated debt investment to common equity, which was offset by a $17,422 change in unrealized appreciation. Refer to the Schedule of Investments in the Consolidated Financial Statements for cost and fair market value at December 31, 2016

(8)

On October 20, 2014, the cost basis of the subordinated note totaling $18,447 was converted to common equity as part of a restructuring of the business. In connection with the extinguishment and conversion to equity of an affiliate, Dimont & Associates, Inc., the Company recognized a realized loss in the amount of $11,878, which was offset by a corresponding change in unrealized appreciation.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2016	2015	2014
Numerator—net increase in net assets resulting from operations:	$17,149	$28,217	$36,791
Denominator—basic and diluted weighted average common shares:	33,197	33,637	33,905
Basic and diluted net increase in net assets per common share resulting from operations:	$0.51	$0.84	$1.08

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2016 and December 31, 2015:

	As of
	December 31, 2016				December 31, 2015
Facility	Commitments	Borrowings Outstanding	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303,500	$107,861	$116,544	3.13%	$303,500	$152,151	$171,351	2.94%
Term Loan Facility	75,000	75,000	102,489	3.38%	106,500	106,500	106,500	3.19%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	37,671	6.75%	35,000	35,000	35,000	6.75%

Total	$488,500	$292,861	$306,704	4.55%	$495,000	$343,651	$362,851	3.96%

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

For the year ended December 31, 2016, the Company borrowed $140,250 and repaid $184,539 under the Revolving Facility. For the year ended December 31, 2016 the Company also repaid $31,500 under the Term Loan Facility. For the year ended December 31, 2015, the Company borrowed $166,250 and repaid $202,450 under the Facilities. For the year ended December 31, 2014, the Company borrowed $334,800 and repaid $244,249 under the Facilities.

As of December 31, 2016 and December 31, 2015, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2016 and December 31, 2015, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $8,239, $9,073 and $9,387, respectively, were incurred in connection with the Facilities for the years ended December 31, 2016, 2015 and 2014. Amortization of deferred financing costs of $1,393, $1,580 and $1,315, respectively, were incurred in connection with the Facilities for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company had $2,527 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,207 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2015, the Company had $3,224 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,902 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2016 is in excess of 200%.

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

In December 2015 and November 2016, the Company completed a public offering of $35,000 and $25,000, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”.

The 2021 Notes and the 2022 Notes are collectively referred to as the Notes.

As of December 31, 2016, the carrying amount and fair value of our Notes was $110,000 and $111,596, respectively. As of December 31, 2015, the carrying amount and fair value of our Notes was $85,000 and $84,716, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $678, $314 and $36 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2016 and 2015, the Company had $3,653 and $3,190 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ending December 31, 2016, 2015 and 2014, the Company incurred interest expense on the Notes of $5,907 and $3,493 and $394, respectively.

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

The Company recognized a realized loss for years ended December 31, 2016, 2015 and 2014 of $276, $443 and $458, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2016 and 2015 and 2014, the Company recognized $156, $7 and $71, respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2016 and December 31, 2015, the Company’s fair value of its swap agreement is ($50) and ($206), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2016 and 2015, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2016	December 31, 2015
Unfunded delayed draw facilities
A10 Capital, LLC	$2,500	$—
BeneSys Inc.	—	218
The John Gore Organization, Inc.(1)	—	3,153

	$2,500	$3,371
Unfunded revolving commitments
HealthDrive Corporation	$1,500	$—
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.(1)	800	1,478
OEM Group, LLC	990	—
Tri Starr Management Services, Inc.	499	—

	$6,789	$4,478
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	341	356

	$1,021	$1,036

Total unfunded commitments	$10,310	$8,885

(1)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.

Subject to the satisfaction of customary conditions, the Company has a binding commitment to provide approximately $23,000 of senior secured debt financing to a company in the financial services industry. This commitment expires on May 31, 2017.

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

10. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2016	2015
Net increase in net assets resulting from operations	$17,149	$28,217
Net change in unrealized (appreciation) depreciation on investments	(11,281)	17,875
(Benefit) provision for taxes on unrealized gain on investments	(137)	1,226
Net change in unrealized appreciation on interest rate derivative	(156)	(7)
Expenses not currently deductible and income and realized losses not currently includable	23,419	623
Non-deductible expenses and income not includable	84	(305)

Taxable income before deductions for dividends paid	$29,078	$47,629

The above amount of 2016 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return by September 2017.

The tax character of distributions declared and paid in 2016 represented $42,770 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2015 represented $45,649 from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share.

For the years ended December 31, 2016 and 2015, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2016	2015
Accumulated undistributed net realized gains	$1,465	$(1,171)
Accumulated undistributed net investment income	(1,657)	423
Interest rate derivative periodic interest payments, net	276	443
Paid-in capital in excess of par	(84)	305

As of December 31, 2016 and 2015, the cost of investments for tax purposes was $717,289 and $784,504, respectively, resulting in net unrealized (depreciation) appreciation of ($48,085) and ($30,342), respectively. As of December 31, 2016 and 2015, the Company had estimated net operating losses of $4,844 and $2,401, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2016 and 2015, the Company had estimated capital loss carryforwards of $7,664 and $159, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2016 and 2015, the Company recorded an allowance of $5,329 and $0, respectively, against these federal and state capital loss carryforwards. As of December 31, 2016 and 2015, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $5,936 and $1,166, respectively. Under current tax regulations, capital gains or losses on transactions realized after October 31st for a given fiscal year may be deferred and treated as occurring on the first business day of the following fiscal year.

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

11. Distributions

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $3 of dividends reinvested for the year ended December 31, 2016 under the dividend reinvestment plan. There were no dividends reinvested for the year ended December 31, 2015 under the dividend reinvestment plan.

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

12. Financial Highlights

	For the years ended December 31,
	2016	2015	2014	2013	2012
Per Share Data(1):
Net asset value, beginning of period	$12.58	$13.08	$13.36	$13.20	$13.24
Net investment income, after taxes(2)	1.35	1.41	1.42	1.37	1.38
Net realized (loss) gains on investments(2)	(1.17)	0.01	(0.38)	0.09	0.01
Income tax provision, realized gain(2)	—	—	(0.01)	—	—
Net change in unrealized appreciation (depreciation) on investments(2)	0.33	(0.53)	0.06	0.01	(0.06)
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	(0.04)	—	(0.07)	(0.02)
Net change in unrealized appreciation (depreciation) of interest rate derivative(2)	—	—	—	0.02	(0.06)
Interest rate derivative periodic interest payments, net(2)	(0.01)	(0.01)	(0.01)	(0.01)	—

Net increase in net assets resulting from operations	0.51	0.84	1.08	1.41	1.25
Accretive effect of repurchase of common stock	0.02	0.02	—	—	—
Accretive effect of share issuance	—	—	—	0.18	0.05
Distributions to stockholders from net investment income	(1.29)	(1.36)	(1.30)	(1.42)	(1.29)
Distributions to stockholders from net realized gains	—	—	(0.06)	(0.01)	(0.05)

Total distributions	(1.29)	(1.36)	(1.36)	(1.43)	(1.34)

Net asset value attributable to THL Credit, Inc., end of year	$11.82	$12.58	$13.08	$13.36	$13.20

Per share market value at end of period	$10.01	$10.70	$11.76	$16.49	$14.79
Total return(3)	5.76%	2.41%	(20.96%)	22.10%	33.43%
Shares outstanding at end of period	32,925	33,311	33,905	33,905	26,315
Ratio/Supplemental Data:
Net assets at end of period	$389,820	$418,899	$443,621	$452,942	$347,484
Ratio of total expenses to average net assets(4)	9.96%	10.87%	9.79%	8.73%	8.14%
Ratio of net investment income to average net assets	11.19%	10.81%	10.70%	10.25%	10.39%
Portfolio turnover	18.94%	22.85%	28.98%	33.09%	53.95%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

For the years ended December 31, 2016, 2015, 2014, 2013 and 2012, the ratio components included 2.75%, 2.69%, 2.47%, 1.86% and 1.72% of base management fee, 1.12%, 2.70%, 2.48%, 2.64% and 2.43% of incentive fee, 4.06%, 3.29%, 2.47%, 1.76% and 1.43% of the cost of borrowing, 2.02%, 1.95%, 2.05%, 1.85% and 2.19% of other operating expenses, and 0.01%, 0.22%, 0.09%, 0.49% and 0.16% of the impact of all taxes, respectively.

13. Stock Repurchase Program

On March 6, 2015, the Company’s board of directors authorized a $25,000 stock repurchase program that was put into effect in May 2015. The timing and amount of any stock repurchases will depend on the terms and conditions of the repurchase program and no assurances can be given that any common stock, or any particular amount, will be purchased. This stock repurchase program terminated on March 6, 2016. On March 8, 2016, the Company’s board of directors authorized a new $25,000 stock repurchase program. This stock repurchase program terminated on March 8, 2017. On March 7, 2017 our board of directors authorized a new $20,000 stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2016, 2015, and 2014:

	For the years ended December 31,
	2016	2015	2014
Dollar amount repurchased	$4,037	$7,290	—
Shares repurchased	386	594	—
Average price per share (including commission)	$10.46	$12.27	—
Weighted average discount to net asset value	13.14%	7.38%	—

14. Subsequent Events

From January 1, 2017 through March 9, 2017, the Company closed one new and two follow-on first lien senior secured debt investments totaling $8,568 in the business services, healthcare and energy/utilities industries. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 9.4%. The Company also made a $4,000 follow-on investment in the Logan JV.

On January 17, 2017, the Company received proceeds of $7,224 from the sale of its CLO residual interests in Flagship VII, Ltd. and Flagship VIII, Ltd, which approximates fair market value as of December 31, 2016.

On March 7, 2017, the Company’s board of directors declared a dividend of $0.27 per share payable on March 31, 2017 to stockholders of record at the date of business on March 20, 2017.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company(1)	Amount of interest or fees credited in income(2)	Fair Value at December 31, 2015	Gross Additions(3)	Gross Reductions(4)	Fair Value at December 31, 2016
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	3,683	$14,168	$—	$(1,688)	$12,480
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Copperweld Bimetallics LLC(5)
Second lien term loan 12% cash due 10/5/2021	159	—	5,415	—	5,415
676.93 shares of preferred stock	—	—	3,385	—	3,385
609,230 shares of common stock	—	—	10,104	—	10,104
Dimont & Associates, Inc.
Subordinated term loan 11.0% PIK due 4/16/2018	—	265	—	(265)	—
50,004 shares of common stock	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc.(6)
Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	22	—	7,208	—	7,208
Senior secured last-out term loan 13% PIK due 12/31/2020	—	—	1,053	(804)	249
2,702.434 shares of preferred stock	—	—	1,114	(1,114)	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC(7)
Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	1,480	—	18,703	—	18,703
Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	475	—	6,510	(500)	6,010
93.51 shares of common stock	—	—	11,046	—	11,046
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	917	6,455	17	(81)	6,391
4,747 shares of series A preferred stock	25	5,227	417	—	5,644
20,639 shares of common stock	—	964	508	—	1,472
THL Credit Logan JV LLC(8)
80% economic interest	7,440	44,782	14,955	—	59,737
Tri Starr Management Services, Inc.(9)
LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2017	102	—	519	(421)	98
Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	105	—	667	—	667
Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	47	—	291	—	291
Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	412	—	2,545	—	2,545
Tranche 2 term loan 10% PIK due 9/30/2017	—	—	1,364	—	1,364
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	320	(320)	—
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	1,062	(1,062)	—
716.772 shares of common stock	—	—	4,436	—	4,436

Total Control Investments	$14,867	$81,823	$91,639	$(6,255)	$167,207

Affiliate Investments
THL Credit Greenway Fund LLC(10)
Investment in fund	286	3	—	(2)	1
THL Credit Greenway Fund II LLC(10)
Investment in fund	1,302	4	—	(1)	3

Total Affiliate Investments	$1,588	$7	$—	$(3)	$4

Total Control and Affiliate Investments	$16,455	$81,830	$91,639	$(6,258)	$167,211

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2015 and December 31, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.

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

(5)

On October 5, 2016, as part of the restructuring of the business, THL Credit exchanged the cost basis of its senior secured loan totaling $19,265 for a debt-like preferred equity position of $3,385 and a controlled equity position of an affiliate of the business valued at $8,950, with $5,415 remaining as a senior secured term loan.

(6)

On July 1, 2016, as part of the restructuring, the Company exchanged the cost basis of its senior secured loans totaling $14,705 for a new senior secured term loan of $7,000, a debt-like preferred equity position, valued at $1,114, and 10% warrants. Additionally, the Company made a $1,500 investment in a first lien senior secured term loan.

(7)

On March 17, 2016, as part of the restructuring of the business, THL Credit exchanged the cost basis of its first lien senior secured loans totaling $33,242 for a new first lien senior secured term loan of $18,703 and a controlled equity position valued at $8,890, of which $716 was related to non-controlling interest, in an affiliated entity.

(8)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

(9)

On July 22, 2016, as part of the restructuring of the business, THL Credit exchanged the cost basis of its subordinated debt totaling $20,558 for a controlled equity position of an affiliate of the business valued at $3,136.

(10)

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2016. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2016.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2017 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 188

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

Item 16.	Form 10-K Summary

None.

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

3.2	Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit A to the Registrant’s Proxy Statement, filed on April 24, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

3.4	Amendment to Bylaws (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on June 15, 2015).

4.1	Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

4.2	Form of Indenture and related exhibits. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on August 25, 2011).

4.3	First Supplemental Indenture, dated as of November 18, 2014, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on November 18, 2014).

4.4	Form of 6.75% Note due 2021 (included as part of Exhibit 4.3).

4.5	Form of 6.75% Note due 2021 (Over-Allotment Note) (Incorporated by reference from the Registrant’s post-effective Amendment No. 2 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on December 11, 2014).

4.6	Second Supplemental Indenture, dated as of December 14, 2015, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on December 14, 2015).

4.7	Form of 6.75% Note due 2022 (included as part of Exhibit 4.6).

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2	Investment Management Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.3	Purchase Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.5	Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.6	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.7	Purchase and Sale Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.8	License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.9	Subscription Agreement—THL Credit Opportunities, L.P. (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.10	Subscription Agreement—THL Credit Partners BDC Holdings, L.P. (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.11	Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 11, 2011 (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on March 15, 2011)

10.12	Amendment No. 1 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.13	Amendment No. 2 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.14	Amendment No. 3 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.15	Amendment No. 4 to Senior Secured Revolving Credit Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.16	Amendment No. 5 to the Senior Secured Revolving Credit Agreement, dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.17	Amendment No. 7 to the Senior Secured Revolving Credit Agreement, dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2015)

10.18	Senior Secured Term Loan Credit Agreement between THL Credit and ING Capital LLC, dated May 10, 2012 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 15, 2012)

10.19	Amendment No. 1 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated February 13, 2013 (Incorporated by reference from the Registrant’s Annual Report on Form 10-K, filed on March 7, 2014)

10.20	Amendment No. 2 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated March 15, 2013 (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 20, 2013)

10.21	Amendment No. 3 to Senior Secured Term Loan Agreement between THL Credit and ING Capital LLC, dated October 9, 2013 (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2013)

10.22	Amendment No. 4 to the Senior Secured Term Loan Credit Agreement dated as of April 30, 2014, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on May 1, 2014)

10.23	Amendment No. 6 to the Senior Secured Term Loan Credit Agreement dated as of March 5, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Annual Report on Form 10-K filed on March 10, 2015)

10.24	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.25	Amended and Restated Senior Secured Term Loan Credit Agreement dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.26	THL Credit Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between THL Credit, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14	Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P.—Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit AIM Media Holdings, Inc.—Delaware

THL Credit YP Holdings, Inc.—Delaware

THL Credit OEMG Investor, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Financial Statements of THL Credit Logan JV LLC as of and for the year ended December 31, 2016 (audited)*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: March 9, 2017	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Co-Chief Executive Officer

Date: March 9, 2017	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 9, 2017	By:	/S/ SAM W. TILLINGHAST Sam W. Tillinghast Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	By:	/S/ CHRISTOPHER J. FLYNN Christopher J. Flynn Director and Co-Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2017	By:	/S/ TERRENCE W. OLSON Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 9, 2017	By:	/S/ NANCY HAWTHORNE Nancy Hawthorne Chairman of the Board of Directors

Date: March 9, 2017	By:	/S/ DAVID K. DOWNES David K. Downes Director

Date: March 9, 2017	By:	/S/ EDMUND P. GIAMBASTIANI, JR Edmund P. Giambastiani, Jr Director

Date: March 9, 2017	By:	/S/ DEBORAH MCANENY Deborah McAneny Director

Date: March 9, 2017	By:	/S/ JAMES D. KERN James D. Kern Director