Form 10-Q
period 2017-03-31
THL Credit, Inc.
filed 2017-05-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 4, 2017 was 32,925,671.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2017

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2017	December 31, 2016
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $539,973 and $519,837, respectively)	$519,799	$501,992
Controlled investments (cost of $158,273 and $150,765, respectively)	173,319	167,207
Non-controlled, affiliated investments (cost of $4 and $4, respectively)	4	4

Total investments at fair value (cost of $698,250 and $670,606, respectively)	$693,122	$669,203
Cash	2,494	6,376
Interest, dividends, and fees receivable	9,477	9,041
Deferred financing costs	2,355	2,527
Deferred tax assets	2,855	2,442
Prepaid expenses and other assets	1,108	1,225
Due from affiliate	501	590

Total assets	$711,912	$691,404

Liabilities:
Loans payable ($207,647 and $182,862 face amounts, respectively, reported net of deferred financing costs of $1,142 and $1,207, respectively. See Note 7)	$206,505	$181,655
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $3,489 and $3,653, respectively. See Note 7)	106,511	106,347
Deferred tax liability	4,732	4,518
Accrued incentive fees	2,308	3,243
Base management fees payable	2,555	2,608
Accrued expenses and other payables	1,722	1,701
Accrued interest and fees	985	961
Other deferred liabilities	409	501
Interest rate derivative	13	50

Total liabilities	325,740	301,584
Commitments and contingencies (Notes 3 and 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,926 and 32,925 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	33	33
Paid-in capital in excess of par	437,460	437,623
Net unrealized depreciation on investments, net of provision for taxes of $4,732 and $3,656, respectively	(8,756)	(5,197)
Net unrealized depreciation on interest rate derivative	(13)	(50)
Accumulated net realized losses	(52,671)	(51,732)
Accumulated undistributed net investment income	9,343	8,428

Total net assets attributable to THL Credit, Inc.	385,396	389,105
Net assets attributable to non-controlling interest	776	715

Total net assets	$386,172	$389,820

Total liabilities and net assets	$711,912	$691,404

Net asset value per share attributable to THL Credit, Inc.	$11.71	$11.82

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2017	2016
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$13,932	$19,007
Other income	466	291
From non-controlled, affiliated investments:
Other income	255	485
From controlled investments:
Interest income	1,879	333
Dividend income	3,131	2,418
Other income	141	38

Total investment income	19,804	22,572
Expenses:
Interest and fees on borrowings	3,872	3,515
Base management fees	2,555	2,903
Incentive fees	1,314	30
Administrator expenses	827	927
Other general and administrative expenses	506	575
Amortization of deferred financing costs	400	385
Professional fees	275	458
Directors’ fees	181	210

Total expenses	9,930	9,003
Income tax provision, excise and other taxes	188	171

Net investment income	9,686	13,398
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(865)	(5,619)
Controlled investments	—	(10,914)
Foreign currency transactions	(74)	—

Net realized (loss) gain on investments	(939)	(16,533)

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(3,307)	(7,729)
Controlled investments	(477)	11,126
Translation of assets and liabilities in foreign currencies	74	—

Net change in unrealized (depreciation) appreciation on investments	(3,710)	3,397
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	60	—

Net realized and unrealized loss from investments	(4,589)	(13,136)
Benefit (provision) for taxes on realized and unrealized gain on investments	153	(107)
Interest rate derivative periodic interest payments, net	(33)	(102)
Net change in unrealized appreciation (depreciation) on interest rate derivative	36	(52)

Net increase in net assets resulting from operations	$5,253	$1

Net investment income per common share:
Basic and diluted	$0.29	$0.40
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.16	$—
Dividends declared and paid	$0.27	$0.34
Weighted average shares of common stock outstanding:
Basic and diluted	32,925	33,303

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2017	2016
Increase in net assets from operations:
Net investment income	$9,686	$13,398
Net realized loss on investments	(939)	(16,533)
Net change in unrealized (depreciation) appreciation on investments	(3,710)	3,397
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	60	—
Benefit (provision) for taxes on unrealized (gain) loss on investments	153	(107)
Interest rate derivative periodic interest payments, net	(33)	(102)
Net change in unrealized appreciation (depreciation) on interest rate derivative	36	(52)

Net increase in net assets resulting from operations	5,253	1
Distributions to stockholders:
Distributions to stockholders from net investment income	(8,904)	(11,321)
Distributions to stockholders from net realized gain	—	—

Total distributions to stockholders	(8,904)	(11,321)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	3	—
Repurchase of common stock	—	(537)

Net increase (decrease) in net assets from capital share transactions	3	(537)

Total decrease in net assets, before non-controlling interest	(3,648)	(11,857)
Increase in non-controlling interest	—	—

Total decrease in net assets	(3,648)	(11,857)
Net assets at beginning of period	389,820	418,899

Net assets at end of period	$386,172	$407,042

Common shares outstanding at end of period	32,926	33,260

Capital share activity:
Shares issued from reinvestment of dividend	0.3	—
Shares repurchased	—	(51)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,253	$1
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	3,724	(3,397)
Net change in unrealized (appreciation) depreciation on interest rate derivative	(37)	52
Net realized loss on foreign exchange currency transactions	(74)	—
Net realized loss on investments	1,454	16,533
Increase in investments due to PIK	(868)	(578)
Amortization of deferred financing costs	400	385
Accretion of discounts on investments and other fees	(1,154)	(1,022)
Changes in operating assets and liabilities:
Purchases of investments	(38,688)	(52,838)
Proceeds from sale and paydown of investments	11,752	64,072
Increase in interest, dividends and fees receivable	(436)	(1,190)
Decrease in income tax receivable	—	160
Decrease (increase) in due from affiliate	89	(17)
Increase in prepaid expenses and other assets	(22)	(94)
(Decrease) increase in deferred tax asset	(413)	4
Increase in accrued expenses and other payables	21	922
Increase (decrease) in accrued credit facility fees and interest	24	(54)
Increase in deferred tax liability	214	19
Decrease in base management fees payable	(53)	(41)
Decrease in other deferred liabilities	(92)	(99)
Decrease in accrued incentive fees payable	(935)	(2,873)

Net cash (used in) provided by operating activities	(19,841)	19,945
Cash flows from financing activities:
Repurchase of common stock	—	(537)
Borrowings under credit facility	39,360	40,500
Repayments under credit facility	(14,500)	(46,750)
Issuance of shares of common stock from dividend reinvestment	3	—
Distributions paid to stockholders	(8,904)	(11,321)
Financing and offering costs paid	—	(65)

Net cash provided by (used in) financing activities	15,959	(18,173)

Net (decrease) increase in cash	(3,882)	1,772
Cash, beginning of year	6,376	3,850

Cash, end of year	$2,494	$5,622

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	3,403	3,382
Income taxes paid	2	1
PIK income earned	918	625

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments — 134.60% of net asset value
First lien senior secured debt
Aerogroup International Inc.	Consumer products and services	9.6% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,239	$13,102	$12,576
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	10,355	10,355	9,527
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	10,967	10,885	10,912
BeneSys Inc. (8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	432	434
Charming Charlie, LLC.	Retail & grocery	9.2% (LIBOR + 8%)	12/18/2013	12/24/2019	23,542	22,288	18,362
Constructive Media, LLC	Media, entertainment and leisure	11.1% (LIBOR + 10%)	11/23/2015	11/23/2020	13,566	13,367	12,888
CRS Reprocessing, LLC	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,185	15,185	12,831
Dodge Data & Analytics LLC	IT services	9.9% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,009	10,891	10,954
Duff & Phelps Corporation (10)	Financial services	4.9% (LIBOR + 3.8%)	5/15/2013	4/23/2020	241	242	243
Fairstone Financial Inc. (6)(30)	Financial services	12% (CDOR + 11%)	3/31/2017	3/31/2023	22,495	22,045	22,045
Food Processing Holdings, LLC	Food & beverage	10.6% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,040	19,903	20,040
Hart InterCivic, Inc.	IT services	11.5% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,256	25,728
HEALTHCAREfirst, Inc.	Healthcare	13.3% (7)	8/31/2012	8/30/2017	8,321	8,295	8,321
HealthDrive Corporation	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,975	9,812	9,875
HealthDrive Corporation (8) (9)	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	900	876	900
Holland Intermediate Acquisition Corp.	Energy / utilities	10.1% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,758	19,473
Holland Intermediate Acquisition Corp. (8)	Energy / utilities	10.1% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer products and services	8.0% (LIBOR + 7.0%)	10/13/2016	10/13/2022	13,669	13,416	13,600
Igloo Products Corp.	Consumer products and services	11.8% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,326	24,082
It’s Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,404	5,473
The John Gore Organization, Inc. (23)	Media, entertainment and leisure	9.6% (LIBOR + 8.5%)	8/8/2013	6/28/2021	14,734	14,500	14,844
The John Gore Organization, Inc. (8) (9) (23)	Media, entertainment and leisure	9.6% (LIBOR + 8.5%)	8/8/2013	6/28/2021	—	(14)	—
LAI International, Inc.	Industrials and manufacturing	10.4% (7)	10/22/2014	10/22/2019	21,921	21,655	21,921
LAI International, Inc. (8)	Industrials and manufacturing	8.3% (7)	10/22/2014	10/22/2019	4,511	4,511	4,511
MeriCal, LLC	Consumer products and services	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	12,700	12,403	12,541
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,850	14,732	14,850
Sciens Building Solutions, LLC	Business services	8.3% (LIBOR + 7.3%)	2/2/2017	2/2/2022	5,757	5,646	5,646
Sciens Building Solutions, LLC (8)	Business services	8.3% (LIBOR + 7.3%)	2/2/2017	2/2/2022	245	212	245
Virtus Pharmaceuticals, LLC	Healthcare	10.3% (7)	7/17/2014	7/17/2019	24,013	23,697	23,653
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	7,831	7,769	7,831
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,736	8,736	8,736

Subtotal first lien senior secured debt					$366,854	$361,685	$353,042

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Second lien debt
Alex Toys, LLC	Consumer products and services	11.6% (LIBOR + 10.5%)	6/30/2014	12/30/2019	$30,202	$29,863	$29,597
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2022	9,666	9,666	8,700
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,329	14,700
Merchants Capital Access, LLC	Financial services	11.6% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,329	12,438
MB Medical Operations LLC	Healthcare	10.0% (LIBOR + 9.0%)	12/7/2016	6/7/2022	9,131	8,959	9,063
Specialty Brands Holdings, LLC	Restaurants	10.7% PIK (11)	7/16/2013	12/1/2017	21,539	21,462	20,677
Washington Inventory Service (25)	Business services	13.8% (ABR + 10.0%)	12/27/2012	6/20/2019	11,000	10,929	825

Subtotal second lien debt					$111,538	$110,537	$96,000

Subordinated debt
A10 Capital, LLC (8)	Financial services	12.0%	8/25/2014	2/25/2021	$12,303	$12,214	$12,425
Aerogroup International Inc.	Consumer products and services	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products and services	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	537
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash and 4.5% PIK) (11)	4/30/2012	12/31/2017	8,439	8,423	8,018

Subtotal subordinated debt					$21,877	$21,772	$20,980

Equity investments
A10 Capital, LLC (12)(14)(21)	Financial services		8/25/2014		5,609.53	$19,322	$19,445
Aerogroup International Inc. (22)	Consumer products and services		6/9/2014		253,616	11	—
Aerogroup International Inc. (21)	Consumer products and services		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products and services		5/22/2015		153.85	1,000	651
Alex Toys, LLC (12)(13)(15)(21)(24)	Consumer products and services		6/22/2016		121.18	788	863
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC (12)	Media, entertainment and leisure		11/23/2015		750,000	750	215
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	86
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	191	375
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		162.44	163	270
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		406.09	408	1,161
Hostway Corporation (22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation (21)	IT services		12/27/2013		1,800	1,800	196
Igloo Products Corp. (22)	Consumer products and services		4/30/2014		1,902.04	1,716	1,212
MeriCal, LLC (12)(13)(22)	Consumer products and services		9/30/2016		5,000	5	5
MeriCal, LLC (12)(13)(21)	Consumer products and services		9/30/2016		495	495	515
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	321
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	261
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
YP Equity Investors, LLC (29)	Media, entertainment and leisure		1/6/2017		129,222	375	375
YP Equity Investors, LLC	Media, entertainment and leisure		5/8/2012		158	—	4,005

Subtotal equity						$31,041	$32,796

Warrants
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$—

Subtotal warrants						$175	$—

Investment in payment rights
Duff & Phelps Corporation (10) (16)	Financial services	18.3%	6/1/2012			$10,979	$13,288

Subtotal investment in payment rights						$10,979	$13,288

Investments in funds (17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,846
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			827	847

Subtotal investments in funds						$3,784	$3,693
Total non-controlled/non-affiliated investments

—134.60% of net asset value						$539,973	$519,799

Controlled investments
—44.88% of net asset value

First lien senior secured debt
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,310	$7,205	$5,117
Loadmaster Derrick & Equipment, Inc. (25)(18)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,550	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.3% (LIBOR+ 10.3%)	1/17/2017	12/31/2020	2,300	2,300	2,300
OEM Group, LLC (18)	Industrials and manufacturing	10.5% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.5% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,510	6,510	6,510
Thibaut, Inc (18)	Consumer products and services	14.0%	6/20/2014	6/19/2019	6,375	6,338	6,375
Tri Starr Management Services, Inc. (18)(26)	Business services	7.8% (ABR + 3.8%)	7/22/2016	9/30/2017	155	155	155
Tri Starr Management Services, Inc. (18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	669	435	669
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	172	291
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,505	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,460	678	1,460
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	974	320	—
Tri Starr Management Services, Inc. (18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,122	1,062	—

Subtotal first lien senior secured debt					$51,964	$46,436	$44,125

Second lien debt
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415

Subtotal second lien debt					$5,415	$5,415	$5,415

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$12,018
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,963
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,584
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,208
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		2,702.434	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		10,930.508	—	—
OEM Group, LLC (12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	11,965
Thibaut, Inc (13) (18) (19) (21)	Consumer products and services		6/20/2014		4,747	4,720	5,753
Thibaut, Inc (13)(18)(22)	Consumer products and services		6/20/2014		20,639	—	1,472
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		716.772	3,136	4,666

Subtotal equity						$43,422	$59,629

Investments in funds
THL Credit Logan JV LLC (12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$63,000	$64,150

Subtotal investments in funds						$63,000	$64,150
Total controlled investments

—44.88% of net asset value						$158,273	$173,319

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3

Subtotal investments in funds						$4	$4

Total non-controlled/affiliated investments

—0.00% of net asset value						$4	$4

Total investments—179.49% of net asset value						$698,250	$693,122

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(13)

Total derivative instruments—0 % of net asset value					$50,000	$—	$(13)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of March 31, 2017, 14.3% and 14.9% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2017. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.
(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.

See accompanying notes to these consolidated financial statements.

(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of March 31, 2017.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended March 31, 2017 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of our preferred stock return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of March 31, 2017.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(28)	Includes $577 of cost and $776 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC.
(29)	Preferred stock investment return is income-producing with a stated rate of 18.0% PIK capitalized quarterly.
(30)	Canadian denominated investment with a par and fair market value of CAD $30,000,000 and CAD $29,400,000, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments — 128.78% of net asset value
First lien senior secured debt
Aerogroup International Inc.	Consumer products and services	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,308	$13,159	$12,773
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	10,214	10,213	9,191
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	11,023	10,931	10,831
BeneSys Inc. (8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	431	429
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	23,541	22,186	17,950
Constructive Media, LLC	Media, entertainment and leisure	11.0% (LIBOR+10.0%)	11/23/2015	11/23/2020	13,954	13,735	13,779
CRS Reprocessing, LLC	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,185	15,185	12,831
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,171	11,040	11,116
Duff & Phelps Corporation (10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	241	243	244
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,179	20,019	20,179
Hart InterCivic, Inc.	IT services	11.3% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,215	25,664
HEALTHCAREfirst, Inc.	Healthcare	13.6% (7)	8/31/2012	8/30/2017	8,460	8,417	8,334
HealthDrive Corporation	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	10,000	9,828	9,828
HealthDrive Corporation (8) (9)	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	—	(26)	—
Holland Intermediate Acquisition Corp.	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,732	19,145
Holland Intermediate Acquisition Corp. (8)	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer products and services	8.0% (LIBOR + 7.0%)	10/13/2016	10/13/2022	13,668	13,405	13,531
Igloo Products Corp.	Consumer products and services	11.5% (ABR+ 7.8%)	3/28/2014	3/28/2020	24,636	24,301	24,144
It’s Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,399	5,445
The John Gore Organization, Inc. (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,486	14,734
The John Gore Organization, Inc. (8) (9) (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(14)	—
LAI International, Inc.	Industrials and manufacturing	10.4% (7)	10/22/2014	10/22/2019	21,976	21,680	21,976
LAI International, Inc. (8)	Industrials and manufacturing	8.2% (7)	10/22/2014	10/22/2019	4,526	4,526	4,526
MeriCal, LLC	Consumer products and services	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	14,950	14,582	14,614
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,888	14,762	14,888
Virtus Pharmaceuticals, LLC	Healthcare	10.8% (7)	7/17/2014	7/17/2019	24,013	23,663	24,013
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,069	8,000	8,149
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,934	8,934	9,023

Subtotal first lien senior secured debt					$341,086	$336,032	$327,337

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Second lien debt
Alex Toys, LLC	Consumer products and services	11.5% (LIBOR + 10.5%)	6/30/2014	12/30/2019	$30,202	$29,834	$29,068
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,317	13,825
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,319	12,438
MB Medical Operations LLC	Healthcare	10.0% (LIBOR + 9.0%)	12/7/2016	6/7/2022	9,131	8,951	8,951
Specialty Brands Holdings, LLC	Restaurants	10.5% (LIBOR + 8.8%) (9.5% Cash and 1.0% PIK)	7/16/2013	12/1/2017	21,153	21,048	20,307
Washington Inventory Service (25)	Business services	13.8% (ABR + 10.0%)	12/27/2012	6/20/2019	11,000	10,928	5,280

Subtotal second lien debt					$101,486	$100,397	$89,869

Subordinated debt
A10 Capital, LLC (8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,636	$10,556	$10,635
Aerogroup International Inc.	Consumer products and services	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products and services	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	579
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2019	9,666	9,666	8,700
Martex Fiber Southern Corp.	Industrials and manufacturing	15.5% (12.0% Cash and 3.5% PIK) (11)	4/30/2012	9/30/2017	8,345	8,294	8,178

Subtotal subordinated debt					$29,782	$29,651	$28,092

Equity investments
A10 Capital, LLC (12)(14)(21)	Financial services		8/25/2014		5,109.53	$18,395	$18,519
Aerogroup International Inc. (22)	Consumer products and services		6/9/2014		253,616	11	—
Aerogroup International Inc. (21)	Consumer products and services		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products and services		5/22/2015		153.85	1,000	634
Alex Toys, LLC (12)(13)(15)(21)(24)	Consumer products and services		6/22/2016		121.18	788	838
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC (12)	Media, entertainment and leisure		11/23/2015		750,000	750	436
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	90
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	191	344
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		162.44	163	264
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		406.09	408	772
Hostway Corporation (22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation (21)	IT services		12/27/2013		1,800	1,800	—
Igloo Products Corp. (22)	Consumer products and services		4/30/2014		1,902.04	1,716	1,670
MeriCal, LLC (12)(13)(22)	Consumer products and services		9/30/2016		5,000	5	5
MeriCal, LLC (12)(13)(21)	Consumer products and services		9/30/2016		495	495	505
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	306
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	411
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

Subtotal equity						$29,739	$27,634

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Warrants
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$—
YP Equity Investors, LLC (15)	Media, entertainment and leisure		5/8/2012		—	—	4,151

Subtotal warrants						$175	$4,151
CLO residual interests
Flagship VII, Ltd.(6)(16)	Structured products	12.8%	12/18/2013			$2,961	$2,154
Flagship VIII, Ltd.(6)(16)	Structured products	14.8%	10/3/2014			5,720	5,071

Subtotal CLO residual interests						$8,681	$7,225
Investment in payment rights
Duff & Phelps Corporation (10) (16)	Financial services	18.3%	6/1/2012			$10,979	$13,289

Subtotal investment in payment rights						$10,979	$13,289
Investments in funds (17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,837
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,226	1,558

Subtotal investments in funds						$4,183	$4,395
Total non-controlled/non-affiliated investments

—128.78% of net asset value						$519,837	$501,992

Controlled investments
—42.89% of net asset value
First lien senior secured debt
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,208	$7,103	$7,208
Loadmaster Derrick & Equipment, Inc. (25)(18)	Energy / utilities	13% PIK	7/1/2016	12/31/2020	1,550	1,054	249
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,010	6,010	6,010
Thibaut, Inc (18)	Consumer products and services	14.0%	6/20/2014	6/19/2019	6,391	6,349	6,391
Tri Starr Management Services, Inc. (18)(26)	Business services	7.5% (ABR + 3.8%)	7/22/2016	9/30/2017	98	98	98
Tri Starr Management Services, Inc. (18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	667	372	667
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	142	291
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,238	2,545
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,364	480	1,364
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	909	320	—
Tri Starr Management Services, Inc. (18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,016	1,062	—

Subtotal first lien senior secured debt					$48,752	$42,931	$43,526
Second lien debt
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415

Subtotal second lien debt					$5,415	$5,415	$5,415

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$12,480
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,385
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,104
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		2,702.434	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		10,930.508	—	—
OEM Group, LLC (12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	11,046
Thibaut, Inc (13) (18) (19) (21)	Consumer products and services		6/20/2014		4,747	4,717	5,644
Thibaut, Inc (13)(18)(22)	Consumer products and services		6/20/2014		20,639	—	1,472
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		716.772	3,136	4,436

Subtotal equity						$43,419	$58,529
Investments in funds
THL Credit Logan JV LLC (12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$59,000	$59,737

Subtotal investments in funds						$59,000	$59,737

Total controlled investments —42.89% of net asset value						$150,765	$167,207

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3

Subtotal investments in funds						$4	$4

Total non-controlled/affiliated investments —0.00% of net asset value						$4	$4

Total investments—171.67% of net asset value						$670,606	$669,203

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(50)

Total derivative instruments—0.01 % of net asset value					$50,000	$—	$(50)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of December 31 2016, 12.4% and 12.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or ABR, which are effective as of December 31, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.

See accompanying notes to these consolidated financial statements.

(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2016.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended December 31, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of our preferred stock return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of December 31, 2016.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(28)	Includes $577 of cost and $716 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2017

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2017.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 9, 2017. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2017 and December 31, 2016.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Credit Facilities (as defined in Note 7 hereto) and public debt offering of Notes (as defined in Note 7 hereto). These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Credit Facilities and Notes, respectively. Capitalized deferred financing costs related to the Term Loan Facility (as defined in Note 7 hereto) and Notes are presented net against the respective balances outstanding on the Consolidated Statement of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility are presented separately on the Company’s Consolidated Statement of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

Foreign Currency

Foreign currency amounts are translated into U.S. dollars on the following basis:

•

cash and cash equivalents, market value of investments, outstanding debt on revolving credit facilities, other assets and liabilities: at the spot exchange rate on the last business day of the period; and

•	purchases and sales of investments, borrowings and repayments of such borrowings, income and expenses: at the rates of exchange prevailing on the respective dates of such transactions.

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the consolidated statements of operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under the Company’s Revolving Credit Facility to fund these investments.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2017, the Company had four loans from three issuers on non-accrual status with an amortized cost basis of $13,364 and fair value of $825. As of March 31, 2016, the Company had one loan on non-accrual with an amortized cost basis of $20,558 and fair value of $11,498.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016
Accumulated PIK balance, beginning of period	$3,086	$9,302
PIK income capitalized/receivable	918	625
PIK received in cash from repayments	—	(256)
PIK reduced through restructurings (1)	—	(140)

Accumulated PIK balance, end of period	$4,004	$9,531

(1)	Related to the restructuring of the Company’s investment in Dimont & Associates, Inc. PIK income accrued in connection with the existing loan was completely reduced and is no longer receivable and was removed from the rollforward of PIK activity.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2017 and 2016.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the dividends paid. For the three months ended March 31, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax expenses of $133 and $92, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
Current income tax provision:
Current income tax provision	$(104)	$(162)

Deferred income tax benefit:
Deferred income tax benefit	49	83
Benefit (provision) for taxes on unrealized gain on investments	153	(107)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2017 and December 31, 2016, $12 and $112, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, $4,732 and $4,518, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2017 and December 31, 2016, $2,855 (net of $1,743 allowance) and $2,442 (net of $2,115 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements (Topic 820)”, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, “Fair Value Measurement”, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique. The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016. The Company adopted this standard effective January 1, 2017, and any further required disclosures surrounding changes to valuation approach and/or a valuation technique will be disclosed in the Company’s consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$397,167	$—	$—	$397,167
Second lien debt	101,415	—	—	101,415
Subordinated debt	20,980	—	—	20,980
Equity investments	92,425	—	—	92,425
Warrants	—	—	—	—
Investment in Logan JV (1)	64,150	—	—	—
Investment in payment rights	13,288	—	—	13,288
Investments in funds (1)	3,697	—	—	—

Total investments	$693,122	$—	$—	$625,275

Interest rate derivative	(13)	—	(13)	—

Total liability at fair value	$(13)	$—	$(13)	$—

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$370,863	$—	$—	$370,863
Second lien debt	95,284	—	—	95,284
Subordinated debt	28,092	—	—	28,092
Equity investments	86,163	—	—	86,163
Warrants	4,151	—	—	4,151
CLO residual interests	7,225	—	—	7,225
Investment in Logan JV (1)	59,737	—	—	—
Investment in payment rights	13,289	—	—	13,289
Investments in funds (1)	4,399	—	—	—

Total investments	$669,203	$—	$—	$605,067

Interest rate derivative	(50)	—	(50)	—

Total liability at fair value	$(50)	$—	$(50)	$—

(1)	Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$120,092	$118,479	17.09%
Industrials and manufacturing	101,627	103,666	14.95%
Financial services	81,048	83,667	12.07%
Investment funds and vehicles	63,000	64,150	9.26%
Media, entertainment and leisure	49,114	52,650	7.60%
Healthcare	52,600	52,394	7.56%
IT services	55,476	51,578	7.44%
Retail & grocery	35,515	40,343	5.82%
Energy / utilities	44,579	36,417	5.25%
Business services	35,567	27,848	4.02%
Food & beverage	20,474	21,471	3.10%
Restaurants	21,653	21,052	3.04%
Transportation	17,505	19,407	2.80%

Total Investments	$698,250	$693,122	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016(1):

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$122,271	$120,568	18.01%
Industrials and manufacturing	101,038	102,174	15.26%
Investment funds and vehicles	59,000	59,737	8.93%
Financial services	56,808	59,614	8.91%
Media, entertainment and leisure	49,118	53,433	7.98%
Healthcare	51,794	51,843	7.75%
IT services	55,572	50,605	7.56%
Retail & grocery	35,413	40,392	6.04%
Energy / utilities	42,010	35,793	5.35%
Business services	29,138	25,941	3.88%
Food & beverage	20,590	21,215	3.17%
Restaurants	21,239	20,651	3.09%
Transportation	17,934	20,012	2.99%
Structured products	8,681	7,225	1.08%

Total Investments	$670,606	$669,203	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio
United States
Northeast	$249,654	$255,512	36.86%
Southwest	181,625	176,930	25.53%
Southeast	89,937	92,039	13.28%
Midwest	70,497	63,842	9.21%
Northwest	44,762	53,849	7.77%
West	39,730	28,905	4.17%
Canada	22,045	22,045	3.18%

Total Investments	$698,250	$693,122	100.00%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2016:

Region	Amortized Cost	Fair Value	% of Total Portfolio
Northeast	$253,249	$258,128	38.57%
Southwest	180,857	175,003	26.15%
Southeast	81,377	85,752	12.81%
Midwest	70,643	62,618	9.36%
Northwest	42,178	51,596	7.71%
West	42,302	36,106	5.40%

Total Investments	$670,606	$669,203	100.00%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be three to six years.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$340,210	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%-	14%		(13%)
	56,957	Market comparable companies (market approach)	EBITDA Multiple	4.8x-	5.8	x	(5.3	x)
Second lien debt	95,175	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%-	17%		(16%)
	6,240	Market comparable companies (market approach)	EBITDA Multiple	5.9x-	6.5	x	(6.2	x)
Subordinated debt	20,980	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	17%-	19%		(18%)
Equity investments	72,980	Market comparable companies (market approach)	EBITDA Multiple	4.9x-	5.6	x	(5.3	x)
	19,445	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		(15%)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	4.0x-	5.0	x	(4.5	x)
Investment in payment rights	13,288	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		15%
			Federal Tax Rates	35%-	40%		(38%)

Total Level 3 Investments	$625,275

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$301,101	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%-	14%		(13%)
	69,762	Market comparable companies (market approach)	EBITDA Multiple	5.5x-	6.7	x	(6.1	x)
Second lien debt	89,869	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8 x-	6.3	x	(6.0	x)
Subordinated debt	28,092	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%-	17%		(16%)
Equity investments	67,644	Market comparable companies (market approach)	EBITDA Multiple	4.9x-	5.8	x	(5.4	x)
	18,519	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		(15%)
Warrants	4,151	Market comparable companies (market approach)	EBITDA Multiple	3.8x-	4.3	x	(4.0	x)
Investment in payment rights	13,289	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		15%
			Federal Tax Rates	35%-	40%		(38%)
CLO residual interests	7,225	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18%-	23%		20%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$605,067

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The following table rolls forward the changes in fair value during the three months ended March 31, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases (2)	31,861	—	1,651	1,185	—	—	—	34,697
Sales and repayments (2)	(3,995)	—	—	—	—	—	(7,225)	(11,220)
Unrealized appreciation (depreciation)(1)	(2,854)	(3,043)	(199)	806	—	(1)	1,457	(3,834)
Realized loss	—	—	—	—	—	—	(1,457)	(1,457)
Net amortization of premiums, discounts and fees	1,012	88	42	12	—	—	—	1,154
PIK	280	386	94	108	—	—	—	868
Transfers between categories (3)	—	8,700	(8,700)	4,151	(4,151)	—	—	—

Ending balance, March 31, 2017	$397,167	$101,415	$20,980	$92,425	$—	$13,288	$—	$625,275

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(2,854)	$(3,043)	$(199)	$806	$—	$(1)	$—	$(5,291)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.
(3)	Represents transfer of Gold, Inc. from subordinated debt to second lien debt, and transfer of YP Equity Investors, LLC from warrants to equity investments.

The following table rolls forward the changes in fair value during the three months ended March 31, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases	66,570	—	768	8,537	—	—	—	75,875
Sales and repayments	(79,584)	(7,334)	(1,800)	(1,631)	—	—	(616)	(90,965)
Unrealized appreciation (depreciation)(1)	(1,436)	(1,106)	2,178	5,874	397	10	(844)	5,073
Realized gain/(loss)	(6,227)	—	(4,474)	(5,983)	—	—	—	(16,684)
Net amortization of premiums, discounts and fees	749	239	24	10	—	—	—	1,022
PIK	332	—	158	88	—	—	—	578

Ending balance, March 31, 2016	$346,891	$168,885	$60,635	$66,209	$5,397	$13,317	$13,542	$674,876

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(6,695)	$(1,079)	$(2,031)	$133	$397	$9	$(843)	$(10,109)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2017 and 2016 that met at least one of the significance conditions under the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the three months ended March 31, 2017 and C&K Market,

Inc., OEM Group, LLC, THL Credit Logan JV, LLC, and Thibaut, Inc. for the three months ended March 31, 2016.

	For the three months ended March 31,
Income Statement	2017	2016
Net Sales	$170,029	$148,640
Gross Profit	43,240	30,352
Net income (loss)	(6,991)	(9,739)

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

As of March 31, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$63,000	$137,000
Perspecta Trident LLC	50,000	15,750	34,250

Total Investments	$250,000	$78,750	$171,250

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$59,000	$141,000
Perspecta Trident LLC	50,000	14,750	35,250

Total Investments	$250,000	$73,750	$176,250

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $150,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of March 31, 2017 and December 31, 2016, Logan JV had $129,257 and $129,257 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of March 31, 2017, the effective interest rate on the Logan JV Credit Facility was 3.57% per annum.

As of March 31, 2017 and December 31, 2016, Logan JV had total investments at fair value of $203,219 and $200,190, respectively. As of March 31, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 95 and 91 different borrowers, respectively. As of March 31, 2017 and December 31, 2016, there were no loans on non-accrual status. As of March 31, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $434 and $392, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016

First lien secured debt (1)	$180,675	$180,385
Second lien debt (1)	25,541	23,564

Total debt investments (1)	$206,216	$203,949

Weighted average yield on first lien secured loans (2)	6.3%	6.4%
Weighted average yield on second lien loans (2)	9.1%	9.4%
Weighted average yield on all loans (2)	6.7%	6.7%
Number of borrowers in Logan JV	95	91
Largest loan to a single borrower (1)	$4,963	$4,975
Total of five largest loans to borrowers (1)	$23,808	$23,918

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

The weighted average yield of Logan JV’s debt investments is not the same as a return on investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2017, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended March 31, 2017 and 2016, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,100 and $1,600, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of March 31, 2017 and December 31, 2016, $3,424 and $3,356, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2017, the dividend declared and earned of $2,100 for the quarter ended March 31, 2017, represented a dividend yield to the Company of 13.6% based upon average capital invested. As of December 31, 2016, dividend income declared and earned of $2,080 for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested.

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,949	$2,860	$2,936
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	990	998

Total Canada						$3,850	$3,934

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	337	$338	$340

Total Cayman Islands						$338	$340

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	4.25% (LIBOR +3.25%)	09/04/2015	09/02/2021	2,891	$2,905	$2,915

Total Luxembourg						$2,905	$2,915

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,469	$2,450	$2,463
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,000	995	999
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,466	1,476	1,472
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,990	1,973	2,007
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,970	1,959	1,967
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,870	1,793	1,795
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,000	2,982	2,897
Ansira Holdings, Inc.(3)	Media: Advertising, Printing & Publishing	1% (LIBOR +0%)	12/20/2016	12/20/2022	255	(2)	(2)
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,729	1,732
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,929	4,839	4,976
Aptean, Inc.	Services: Business	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,981	2,038
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,469	2,367	2,518
Avaya Inc (6)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	990	787
Avaya Inc (6)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	973	784
BioScrip, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	435	452
BBB Industries US Holdings, Inc.	Automotive	6% (LIBOR +5%)	02/16/2017	11/03/2021	1,000	998	1,003
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,744	1,711	1,772
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	980	876	970
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	884	846	879
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,473	1,411	1,466
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,344	1,332	1,202
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%)	04/05/2016	04/12/2023	1,692	1,648	1,708
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,908	2,782	2,929
Casablanca US Holdings, Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	02/07/2024	2,000	1,950	1,999
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,631	4,620	4,631
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,425	1,373	1,322
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,878	1,958
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,848	3,620
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,955	1,962	1,856
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,981	2,013

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	998	993	1,005
Cypress Semiconductor Corporation	High Tech Industries	3.75% (LIBOR +3.75%)	06/03/2016	07/05/2021	2,438	2,405	2,464
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,916	1,962
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,935	2,928	2,744
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,463	4,602
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,200	1,188	1,202
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,615	2,669
Freedom Mortgage Corp	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	1,000	990	1,016
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,960	3,727	3,326
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	985	981	999
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,948	2,937	2,918
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,410	3,288	3,424
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,970	3,832	3,997
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,990	1,935	1,991
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	4.25% (LIBOR +3.25%)	12/31/2014	05/06/2021	1,462	1,440	1,471
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,174	2,244
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,502	3,485
Insurance Technologies(4)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	(2)
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	967	933
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,970	3,918	3,930
Kraton Polymers LLC	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	02/18/2016	01/06/2022	1,387	1,254	1,402
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,406	1,328	1,392
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,406	1,292	1,403
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,611	2,622	2,633
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,714	4,683	4,667
Match Group Inc	Media: Broadcasting & Subscription	4% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	663	666
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,969	1,960	1,973
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,990	1,963	2,030
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	2,993	2,906	2,978
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	3,000	2,956	2,963
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,571	4,554	4,548
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,955	2,948	2,955
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	985	966	999
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	879	877	886
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5% (LIBOR +4%)	11/23/2015	11/02/2022	2,780	2,801	2,808
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,750	1,702	1,752
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,444	2,424	2,412
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/25/2022	966	962	966
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,968	1,954	1,990
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,743	2,719	2,788
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,993	2,922	2,978
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,993	2,978	3,019
SolarWinds Inc	High Tech Industries	4.5% (LIBOR +3.5%)	02/21/2017	02/03/2023	4,963	4,978	4,973
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,733	3,380	3,649
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	995	995	1,007
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,960	1,869	1,326
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	1,000	995	1,004
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,975	1,959	1,858
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	201	201
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	874	873	771

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,948	2,954	2,992

Total United States of America						$169,992	$170,582

Total Senior Secured First Lien Term Loans						$177,085	$177,771

Second Lien Term Loans Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$992	$995

Total Luxembourg						$992	$995

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,792	$2,897
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	967	1,015
Avantor Performance Materials Holdings, Inc.(5)	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/07/2025	42	—	—
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	958	948	965
BJ’s Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,985	2,935
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,017
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	998
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	498
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,890	2,880
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	988
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	480	485
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,962	2,004
MRI SOFTWARE LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	989	970
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,531
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	936	962
Royal Adhesives and Sealants LLC/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	554
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	990	1,004
TKC Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	01/31/2017	02/01/2024	1,250	1,237	1,257
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/15/2025	1,000	985	993
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$24,170	$24,453

Total Second Lien Term Loans						$25,162	$25,448

Total Investments						$202,247	$203,219

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$8,512	$8,512
Other cash accounts						173	173

Total Cash and cash equivalents						$8,685	$8,685

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of March 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of March 31, 2017.
(5)	Represents a delayed draw commitment of $42, which was unfunded as of March 31, 2017.
(6)	On January 19, 2017, the company filed for bankruptcy protection. The first lien lenders continue to receive payments under the court order in an aggregate amount equal to the stated coupon rate and are being recorded by the Logan JV as income. The timing and amounts of such payments will vary pending the exit from bankruptcy.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064

Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of March 31, 2017 and December 31, 2016 and three months ended March 31, 2017 and 2016:

Selected Balance Sheet Information:

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $202,247 and $199,366, respectively)	$203,219	$200,190
Cash	8,685	9,848
Other assets	4,353	677

Total assets	$216,257	$210,715

Liabilities:
Loans payable reported net of unamortized debt issuance costs	$127,457	$127,502
Payable for investments purchased	2,948	2,981
Distribution payable	4,280	4,195
Other liabilities	1,384	1,366

Total liabilities	$136,069	$136,044

Members’ capital	$80,188	$74,671

Total liabilities and members’ capital	$216,257	$210,715

Selected Statement of Operations Information:

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,092	$3,190
Fee income	128	31

Total revenues	4,220	3,221
Credit facility expenses (1)	1,376	1,098
Other fees and expenses	76	91

Total expenses	1,452	1,189

Net investment income	2,768	2,032
Net realized gains	227	14
Net change in unrealized appreciation (depreciation) on investments	147	(199)

Net increase in members’ capital from operations	$3,142	$1,847

(1)	As of March 31, 2017, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.57% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.42% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended March 31, 2017 and 2016, the Company recognized interest income totaling $494 and $496, respectively, related to the TRA.

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

Greenway has $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of March 31, 2017, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the March 31, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2017, the Company recorded a net reduction of fees of $35 related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2016, the Company earned $117 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $59 and $154 of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of March 31, 2017, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the March 31, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2017 and 2016, the Company earned $290 and $368, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $359 and $366, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2017 and 2016, the Company recognized $50 and $56, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $100 and $150, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2017, the Company had no investments in CLO residual interests, or subordinated notes, which can also be structured as income notes. The Company’s two remaining investments in CLO residual interests were sold in January 2017. As of December 31, 2016, the Company had two investments in CLO residual interests. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

The following table shows a summary of the Company investments in CLO residual interests:

				As of March 31, 2017		As of December 31, 2016
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount at par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Flagship VII, Ltd.	12.6%	$441,810	$5,000	$—	$—	$2,961	$2,154
Flagship VIII, Ltd.	25.1%	$470,895	$10,000	—	—	5,720	5,071

Total CLO residual interests				$—	$—	$8,681	$7,225

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

For the three months ended March 31, 2017 and 2016, the Company recognized interest income totaling $33 and $621, respectively, related to CLO residual interests.

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

For the three months ended March 31, 2017 and 2016, the Company incurred base management fees of $2,555 and 2,903, respectively. As of March 31, 2017 and December 31, 2016, $2,555 and $2,608, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2017 and 2016, the Company incurred $1,314 and $30, respectively, of incentive fees related to ordinary income. As of March 31, 2017 and December 31, 2016, $1,219 and $2,249, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2017 and December 31, 2016, $1,089 and $994, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2017 and December 31, 2016.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2017 and 2016, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2017 and 2016, the Company incurred administrator expenses of $827 and $927, respectively. As of March 31, 2017 and December 31, 2016, $23 of administrator expenses were due from the Advisor and $67 were payable to the Advisor, respectively.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2017 and December 31, 2016, there were $37 and $67, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2017, the Advisor owed $23 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company owed $67 of administrator expenses to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2017 and December 31, 2016, $418 and $520 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2017, it had $4,455 of dividends receivable from Logan JV and C&K Market, Inc. and $503 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $300 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, it had $4,473 of dividends receivable from Logan JV and C&K Market, Inc. and $640 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $400 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
AIM Media Texas Operating, LLC	$—	$(78)
Airborne Tactical Advantage Company, LLC	—	685
Flagship VII, Ltd.	(808)	—
Flagship VIII, Ltd.	(649)	—
Dimont & Associates, Inc. (1)	—	(10,914)
Gryphon Partners 3.5, L.P.	589	—
OEM Group, LLC (2)	—	(6,226)
Other	3	—

Net realized (losses)/gains	$(865)	$(16,533)

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

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2017	2016
Numerator—net increase in net assets resulting from operations:	$5,253	$1
Denominator—basic and diluted weighted average common shares:	32,925	33,303
Basic and diluted net increase in net assets per common share resulting from operations:	$0.16	$0.00

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2017 and December 31, 2016:

	As of
	March 31, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility (3)	$303,500	$132,648	$104,104	3.38%	$303,500	$107,861	$116,544	3.13%
Term Loan Facility	75,000	75,000	75,000	3.56%	75,000	75,000	102,489	3.38%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	37,761	6.75%

Total	$488,500	$317,648	$289,104	4.59%	$488,500	$292,861	$306,794	4.55%

(1)

As of March 31, 2017, excludes deferred financing costs of $1,142 for the Term Loan Facility, $1,405 for the 2021 Notes and $2,084 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)

As of December 31, 2016, excludes deferred financing costs of $1,207 for the Term Loan Facility, $1,480 for the 2021 Notes and $2,173 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(3)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.75 CAD to $1.00 USD as of March 31, 2017.

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of Canadian Dollar Offered Rate, or CDOR, plus 2.5% (with no floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2017. The CDOR rate on the Canadian dollar borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2017.

As of March 31, 2017, the Company had United States dollar borrowings of $110,612 outstanding under the Revolving Facility with an weighted average interest rate of 3.38% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29,389 ($22,036 in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.40%. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on its Term Loan had a one month LIBOR period as of March 31, 2017.

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

For the three months ended March 31, 2017, the Company borrowed $39,360 (includes CAD $29,389 converted to USD $22,036) and repaid $14,500 under the Facilities. For the three months ended March 31, 2016, the Company borrowed $40,500 and repaid $46,750 under the Facilities.

As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,016 and $2,094, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2017 and 2016. Amortization of deferred financing costs of $236 and $258, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company had $2,355 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,142 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, the Company had $2,527 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,207 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2017 was in excess of 200%.

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

As of March 31, 2017, the carrying amount and fair value of our Notes was $110,000 and $113,696, respectively. As of December 31, 2016, the carrying amount and fair value of our Notes was $110,000 and $111,596, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2017 and 2016, the Company amortized approximately $164 and $127 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, the Company had $3,489 and $3,653 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2017 and 2016, the Company incurred interest expense on the Notes of $1,856 and $1,421 respectively.

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

8. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC that expires on May 10, 2017. Under the swap agreement, with a notional value of $50,000, the Company pays a fixed rate of 1.1425% and receives a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

The Company records the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) through interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

The Company recognized a realized loss for the three months ended March 31, 2017 and 2016 of $33 and $102, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2017 and 2016, the Company recognized $36 and ($52), respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, the Company’s fair value of its swap agreement is $(13) and $(50), respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2017 and December 31, 2016, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2,500

	$—	$2,500
Unfunded revolving commitments
HealthDrive Corporation	$600	$1,500
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.	800	800
OEM Group, LLC	490	990
Tri Starr Management Services, Inc.	440	499
Sciens Building Solutions, LLC	1,459	—

	$6,789	$6,789
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	341	341

	$1,021	$1,021

Total unfunded commitments	$7,810	$10,310

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $3 of dividends reinvested for the three months ended March 31, 2017. There were no dividends reinvested for the three months ended March 31, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2017 distributions as of March 31, 2017, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

11. Financial Highlights

	For the three months ended March 31
	2017	2016
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$11.82	$12.58
Net investment income, after taxes(2)	0.29	0.40
Net realized loss on investments(2)	(0.03)	(0.50)
Net change in unrealized appreciation (depreciation) on investments(2)	(0.10)	0.10

Net increase in net assets resulting from operations	0.16	0.00
Distributions to stockholders from net investment income	(0.27)	(0.34)

Net asset value attributable to THL Credit, Inc., end of period	$11.71	$12.24

Per share market value at end of period	$9.96	$10.83
Total return(3)(5)	2.20%	4.39%
Shares outstanding at end of period	32,926	33,260
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$385,396	$407,042
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)	10.51%	8.86%
Ratio of net investment income to average net assets, attributable to THL Credit Inc.	10.33%	13.10%
Portfolio turnover, attributable to THL Credit, Inc.	1.73%	7.11%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	For the three months ended March 31, 2017 and 2016, the ratio components included 2.68% and 2.82% of base management fee, 1.35% and 0.05% of incentive fee, 4.49% and 3.79% of the cost of borrowing, 1.88% and 2.11% of other operating expenses, and 0.11% and 0.09% of the impact of all taxes, respectively.
(5)	Not annualized.
(6)	Annualized, except for dividend income, the reversal of previously accrued interest income, taxes and the related impact of incentive fees.

12. Stock Repurchase Program

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31
	2017	2016
Dollar amount repurchased	$—	$537
Shares repurchased	—	51
Average price per share (including commission)	$—	$10.62
Weighted average discount to net asset value	n/a	15.71%

13. Subsequent Events

From April 1, 2017 through May 4, 2017, THL Credit closed two new first lien senior secured debt investments totaling $16,048 and $489 in equity in the consumer products and services industry and two follow-on first lien senior secured debt investments totaling $900. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 9.6%.

On April 24, 2017, THL Credit received proceeds of $8,321 from the repayment of its senior secured first lien term loan in HEALTHCAREfirst, Inc., at par.

On May 4, 2017, the Company sold its $17,500 second lien term loan in Hostway Corporation, with an amortized cost basis of $17,333, for $16,382. In connection with the sale, the Company recognized a realized loss of $951 and reversed $2,629 of unrealized depreciation resulting in a net asset value increase of $1,678 in the second quarter.

On May 2, 2017, THL Credit’s board of directors declared a dividend of $0.27 per share payable on June 15, 2017 to stockholders of record at the date of business on June 30, 2017.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)	Amount of interest, dividends or fees credited in income (2)	Fair Value at December 31, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at March 31, 2017
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	1,069	$12,480	$—	$(462)	$12,018
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Copperweld Bimetallics LLC
Second lien term loan 12% cash due 10/5/2021	162	5,415	—	—	5,415
676.93 shares of preferred stock	—	3,385	200	—	3,585
609,230 shares of common stock	—	10,104	104	—	10,208
Loadmaster Derrick & Equipment, Inc.
Senior secured revolving term loan 11.3% (LIBOR+10.3%) cash due 12/31/2020	32	—	2,300	—	2,300
Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	203	7,208	102	(2,193)	5,117
Senior secured last-out term loan 13% PIK due 12/31/2020	—	249	—	(249)	—
2,702.434 shares of preferred stock	—	—	—	—	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC
Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	481	18,703	—	—	18,703
Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	155	6,010	500	—	6,510
93.51 shares of common stock	—	11,046	919	—	11,965
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	228	6,391	4	(20)	6,375
4,747 shares of series A preferred stock	6	5,644	109	—	5,753
20,639 shares of common stock	—	1,472	—	—	1,472
THL Credit Logan JV LLC (5)
80% economic interest	2,100	59,737	4,413	—	64,150
Tri Starr Management Services, Inc.
LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2017	105	98	225	(168)	155
Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	73	667	64	(62)	669
Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	35	291	30	(30)	291
Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	303	2,545	267	(267)	2,545
Tranche 2 term loan 10% PIK due 9/30/2017	199	1,364	199	(103)	1,460
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	—	—	—
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	—	—	—
716.772 shares of common stock	—	4,436	230	—	4,666

Total Control Investments	$5,151	$167,207	$9,666	$(3,554)	$173,319

Affiliate Investments
THL Credit Greenway Fund LLC (6)
Investment in fund	(35)	1	—	—	1
THL Credit Greenway Fund II LLC (6)
Investment in fund	290	3	—	—	3

Total Affiliate Investments	$255	$4	$—	$—	$4

Total Control and Affiliate Investments	$5,406	$167,211	$9,666	$(3,554)	$173,323

(1)	The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2017 and December 31, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.
(5)	Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.
(6)	Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 31, 2017, we, together with our credit-focused affiliates, collectively had $9,528 million of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended.

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2017, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,878 million in aggregate commitments into 94 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2017, we, along with our managed funds and separately managed account, have received $1,164 million of proceeds from the realization of investments. The Company alone has received $957 million of proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2017, we had $693.1 million of portfolio investments (at fair value), which represents a $23.9 million, or 3.6% increase from the $669.2 million (at fair value) as of December 31, 2016. Our portfolio consisted of 47 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2017, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2016. As of March 31, 2017, we had $173.3 million of controlled portfolio investments (at fair value), which represents a $6.1 million, or 3.6% increase from $167.2 million (at fair value) as of December 31, 2016. The increase was the result of follow-on investments and changes in performance of certain investments.

At March 31, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $17.0 million and $16.4 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV, by cost was approximately $31.7 million and by fair value was $31.9 million. At December 31, 2016, our average portfolio company investment at both amortized cost and fair value was approximately $16.0 million and $15.4 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $31.6 million and $30.5 million, respectively.

At March 31, 2017, based upon fair value, 89.3% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 10.7% bore interest at fixed rates. At December 31, 2016, 89.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 10.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2017	December 31, 2016
First lien senior secured debt	10.9%	10.6%
Second lien debt	10.2%	10.2%
Subordinated debt	14.0%	12.4%
Investments in payment rights (1)	18.3%	18.3%
CLO residual interests (1)	—	14.1%
Income-producing equity securities	12.2%	12.0%

Debt and income-producing investments (2)	11.2%	10.9%
Logan JV (3)	13.6%	14.1%
Debt and income-producing investments including Logan JV (3)	11.4%	11.2%

(1)

Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows. Our two remaining investments in CLO residual interests as of December 31, 2016 were sold in January 2017.

(2)	Includes yields on controlled investment, but excludes the yield on the Logan JV.
(3)

As of March 31, 2017 and December 31, 2016, the dividends declared and earned of $2.1 million and $2.1 million for the three months ended March 31, 2017 and December 31, 2016 respectively, represented a yield to us of 13.6% and 14.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2017, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

As of March 31, 2017 and December 31, 2016, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $13 million and $12 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2017 and December 31, 2016, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.4 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

As of March 31, 2017, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 84.1% of our portfolio investments are in sponsored investments and 15.9% of our portfolio investments are in unsponsored investments. As of March 31, 2017, we have closed portfolio investments with 58 different sponsors since inception. We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2017, our portfolio of unsponsored investments included seven investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments, OEM Group and Tri-Starr Management, were restructured into controlled equity investments and have Investment Scores ranging from 3 to 5.

As of December 31, 2016, excluding nominal investments made in Greenway and Greenway II as well as the Logan JV, 84.1% of our portfolio investments was in sponsored investments and 15.9% of our portfolio investments was in unsponsored investments. As of December 31, 2016, we had closed portfolio investments with 56 different sponsors since inception.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2017 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$408.1	58.5%	$397.1	57.4%
Second lien debt	115.9	16.6%	101.4	14.6%
Equity investments (2)	74.5	10.7%	92.4	13.3%
Investment in Logan JV	63.0	9.0%	64.2	9.3%
Subordinated debt	21.8	3.1%	21.0	3.0%
Investment in payment rights	11.0	1.6%	13.3	1.9%
Investments in funds	3.8	0.5%	3.7	0.5%
Warrants	0.2	0.0%	—	0.0%

Total investments	$698.3	100.0%	$693.1	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

(2)	C&K Market, Inc. declared a quarterly dividend of $1.0 million for the three months ended March 31, 2017. This investment has paid a quarterly dividend since the quarter ended December 31, 2015.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$378.9	56.6%	$370.8	55.4%
Second lien debt	105.7	15.8%	95.3	14.2%
Equity investments	73.2	10.9%	86.2	12.9%
Investment in Logan JV	59.0	8.8%	59.7	8.9%
Subordinated debt	29.7	4.4%	28.1	4.2%
Investment in payment rights	11.0	1.6%	13.3	2.0%
CLO residual interests	8.7	1.3%	7.2	1.1%
Investments in funds	4.2	0.6%	4.4	0.7%
Warrants	0.2	0.0%	4.2	0.6%

Total investments	$670.6	100.0%	$669.2	100.0%

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

The following is a summary of the industry classification in which the Company invests as of March 31, 2017 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$120.1	$118.3	17.09%
Industrials and manufacturing	101.6	103.7	14.95%
Financial services	81.0	83.7	12.07%
Investment funds and vehicles	63.0	64.2	9.26%
Media, entertainment and leisure	49.1	52.7	7.60%
Healthcare	52.6	52.4	7.56%
IT services	55.5	51.6	7.44%
Retail & grocery	35.5	40.3	5.82%
Energy / utilities	44.6	36.4	5.25%
Business services	35.6	27.8	4.02%
Food & beverage	20.5	21.5	3.10%
Restaurants	21.7	21.1	3.04%
Transportation	17.5	19.4	2.80%

Total Investments	$698.3	$693.1	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$122.4	$120.7	18.01%
Industrials and manufacturing	101.0	102.2	15.26%
Investment funds and vehicles	59.0	59.7	8.93%
Financial services	56.8	59.6	8.91%
Media, entertainment and leisure	49.1	53.4	7.98%
Healthcare	51.8	51.8	7.75%
IT services	55.6	50.6	7.56%
Retail & grocery	35.4	40.4	6.04%
Energy / utilities	42.0	35.8	5.35%
Business services	29.1	25.9	3.88%
Food & beverage	20.6	21.2	3.17%
Restaurants	21.2	20.7	3.09%
Transportation	17.9	20.0	2.99%
Structured products	8.7	7.2	1.08%

Total Investments	$670.6	$669.2	100.00%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2017 and 2016 (in millions).

	Three months ended March 31,
	2017	2016
New portfolio investments	$27.9	$39.9
Existing portfolio investments:
Follow-on investments (1)	5.2	12.9
Delayed draw and revolver investments (1)	5.6	—

Total existing portfolio investments	10.8	12.9

Total portfolio investment activity	$38.7	$52.8

Number of new portfolio investments	2	2
Number of existing portfolio investments	7	6
First lien senior secured debt	$31.9	$47.8
Investment in Logan JV	4.0	4.0
Subordinated debt	1.6	0.8
Equity investments	1.2	0.1
Investments in funds	—	0.1

Total portfolio investments	$38.7	$52.8

Weighted average yield of new debt investments	11.5%	10.6%
Weighted average yield, including all new income-producing investments	11.7%	10.6%

(1)	Includes follow-on investments in controlled investments.

For the three months ended March 31, 2017 and 2016, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $11.8 million and $64.1 million, respectively

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2017

•	Sale of a CLO residual interest in Flagship VII, Ltd., which resulted in proceeds of $2.2 million;

•	Sale of a CLO residual interest in Flagship VIII, Ltd., which resulted in proceeds of $5.1 million

•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million.

For the three months ended March 31, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2017, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.8% (based on cash invested of $812.6 million and total proceeds from these exited investments of $1,011.5 million). 90.0% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of March 31, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of March 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$63.0	$137.0
Perspecta Trident LLC	50.0	15.8	34.2

Total Investments	$250.0	$78.8	$171.2

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.7	35.3

Total Investments	$250.0	$73.7	$176.3

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $150.0 million. The amended revolving loan period ends on February 15, 2018 and the final maturity date is February 15, 2021. As of March 31, 2017 and December 31, 2016, Logan JV had $129.3 million and $129.3 million of outstanding borrowings under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At March 31, 2017, the effective interest rate on the Logan JV Credit Facility was 3.57% per annum.

As of March 31, 2017 and December 31, 2016, Logan JV had total investments at fair value of $203.2 million and $200.2 million, respectively. As of March 31, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 95 and 91 different borrowers, respectively. As of March 31, 2017 and December 31, 2016, there were no loans on non-accrual status. As of March 31, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.4 million and $0.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2017 and December 31, 2016 (dollar amounts in thousands):

	As of March 31,	As of December 31,
	2017	2016
First lien secured debt (1)	$180,675	$180,385
Second lien debt (1)	25,541	23,564

Total debt investments (1)	$206,216	$203,949

Weighted average yield on first lien secured loans (2)	6.3%	6.4%
Weighted average yield on second lien loans (2)	9.1%	9.4%
Weighted average yield on all loans (2)	6.7%	6.7%
Number of borrowers in Logan JV	95	91
Largest loan to a single borrower (1)	$4,963	$4,975
Total of five largest loans to borrowers (1)	$23,808	$23,918

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

The weighted average yield of Logan JV’s debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2017, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2017 and 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.1 million and $1.6 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of March 31, 2017 and December 31, 2016, $3.4 million and $3.4 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2017, the dividends declared and earned of $2.1 million for the quarter ended March 31, 2017, represented a dividend yield to the Company of 13.6% based upon average capital invested. As of December 31, 2016, dividends declared and earned of $2.1 million for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average equity invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Mood Media Corporation	Media: Broadcasting & Subscription	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,949	$2,860	$2,936
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	990	998

Total Canada						$3,850	$3,934

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	337	$338	$340

Total Cayman Islands						$338	$340

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	4.25% (LIBOR +3.25%)	09/04/2015	09/02/2021	2,891	$2,905	$2,915

Total Luxembourg						$2,905	$2,915

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,469	$2,450	$2,463
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,000	995	999
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,466	1,476	1,472
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,990	1,973	2,007
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,970	1,959	1,967
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,870	1,793	1,795
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,000	2,982	2,897
Ansira Holdings, Inc.(3)	Media: Advertising, Printing & Publishing	1% (LIBOR +0%)	12/20/2016	12/20/2022	255	(2)	(2)
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,729	1,732
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,929	4,839	4,976
Aptean, Inc.	Services: Business	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,981	2,038
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,469	2,367	2,518
Avaya Inc (6)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	990	787
Avaya Inc (6)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	973	784
BioScrip, Inc.	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	435	452
BBB Industries US Holdings, Inc.	Automotive	6% (LIBOR +5%)	02/16/2017	11/03/2021	1,000	998	1,003
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,744	1,711	1,772
Bioplan USA	Services: Business	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	980	876	970
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	884	846	879
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,473	1,411	1,466
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,344	1,332	1,202
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%)	04/05/2016	04/12/2023	1,692	1,648	1,708
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,908	2,782	2,929
Casablanca US Holdings, Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	02/07/2024	2,000	1,950	1,999
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,631	4,620	4,631
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,425	1,373	1,322
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,878	1,958
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,848	3,620
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,955	1,962	1,856
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,981	2,013

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	998	993	1,005
Cypress Semiconductor Corporation	High Tech Industries	3.75% (LIBOR +3.75%)	06/03/2016	07/05/2021	2,438	2,405	2,464
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,916	1,962
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,935	2,928	2,744
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,463	4,602
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,200	1,188	1,202
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,615	2,669
Freedom Mortgage Corp	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	1,000	990	1,016
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,960	3,727	3,326
Global Healthcare Exchange LLC	Services: Business	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	985	981	999
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%)	05/19/2015	04/23/2021	2,948	2,937	2,918
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,410	3,288	3,424
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,970	3,832	3,997
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,990	1,935	1,991
IMG LLC/William Morris Endeavor Entertainment, LLC	Media: Diversified & Production	4.25% (LIBOR +3.25%)	12/31/2014	05/06/2021	1,462	1,440	1,471
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,174	2,244
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,502	3,485
Insurance Technologies(4)	High Tech Industries	0% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	(2)
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	967	933
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,970	3,918	3,930
Kraton Polymers LLC	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	02/18/2016	01/06/2022	1,387	1,254	1,402
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,406	1,328	1,392
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,406	1,292	1,403
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,611	2,622	2,633
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,714	4,683	4,667
Match Group Inc	Media: Broadcasting & Subscription	4% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	663	666
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,969	1,960	1,973
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,990	1,963	2,030
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	2,993	2,906	2,978
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	3,000	2,956	2,963
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,571	4,554	4,548
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,955	2,948	2,955
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	985	966	999
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	879	877	886
Quincy Newspapers Inc	Media: Broadcasting & Subscription	5% (LIBOR +4%)	11/23/2015	11/02/2022	2,780	2,801	2,808
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,750	1,702	1,752
RentPath, Inc.	Media: Diversified & Production	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,444	2,424	2,412
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/25/2022	966	962	966
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,968	1,954	1,990
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,743	2,719	2,788
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,993	2,922	2,978
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,993	2,978	3,019
SolarWinds Inc	High Tech Industries	4.5% (LIBOR +3.5%)	02/21/2017	02/03/2023	4,963	4,978	4,973
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,733	3,380	3,649
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	995	995	1,007
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,960	1,869	1,326
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	1,000	995	1,004
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,975	1,959	1,858
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	201	201
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	874	873	771

Logan JV Loan Portfolio as of March 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,948	2,954	2,992

Total United States of America						$169,992	$170,582

Total Senior Secured First Lien Term Loans						$177,085	$177,771

Second Lien Term Loans Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$992	$995

Total Luxembourg						$992	$995

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,792	$2,897
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	967	1,015
Avantor Performance Materials Holdings, Inc.(5)	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/07/2025	42	—	—
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	958	948	965
BJ’s Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,985	2,935
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,017
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	998
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	498
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,890	2,880
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	988
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	480	485
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,962	2,004
MRI SOFTWARE LLC	Services: Business	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	989	970
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,531
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	936	962
Royal Adhesives and Sealants LLC/Adco Global Inc.	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	554
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	990	1,004
TKC Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	01/31/2017	02/01/2024	1,250	1,237	1,257
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/15/2025	1,000	985	993
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$24,170	$24,453

Total Second Lien Term Loans						$25,162	$25,448

Total Investments						$202,247	$203,219

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$8,512	$8,512
Other cash accounts						173	173

Total Cash and cash equivalents						$8,685	$8,685

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.

(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of March 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of March 31, 2017.
(5)	Represents a delayed draw commitment of $42, which was unfunded as of March 31, 2017.
(6)	On January 19, 2017, the company filed for bankruptcy protection. The first lien lenders continue to receive payments under the court order in an aggregate amount equal to the stated coupon rate and are being recorded by the Logan JV as income. The timing and amounts of such payments will vary pending the exit from bankruptcy.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016:

Selected Balance Sheet Information

	As of March 31,	As of December 31,
	2017	2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $202,247 and $199,366, respectively)	$203,219	$200,190
Cash	8,685	9,848
Other assets	4,353	677

Total assets	$216,257	$210,715

Liabilities:
Loans payable reported net of unamortized debt issuance costs	$127,457	$127,502
Payable for investments purchased	2,948	2,981
Distribution payable	4,280	4,195
Other liabilities	1,384	1,366

Total liabilities	$136,069	$136,044

Members’ capital	$80,188	$74,671

Total liabilities and members’ capital	$216,257	$210,715

Selected Statement of Operations Information

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,092	$3,190
Fee income	128	31

Total revenues	4,220	3,221
Credit facility expenses (1)	1,376	1,098
Other fees and expenses	76	91

Total expenses	1,452	1,189

Net investment income	2,768	2,032
Net realized gains	227	14
Net change in unrealized appreciation (depreciation) on investments	147	(199)

Net increase in members’ capital from operations	$3,142	$1,847

(1)

As of March 31, 2017, Logan JV had $129,257 of outstanding debt under its credit facility with an effective interest rate of 3.57% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under its credit facility with an effective interest rate of 3.42% per annum.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of March 31, 2017, all commitments have been called. Our nominal investment in Greenway is reflected in the March 31, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of March 31, 2017, distributions representing 124.9% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through March 31, 2017 totaled $187.4 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended March 31, 2017, we recorded a net reduction of fees of $0.04 million related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2016, we earned $0.1 million in fees related to Greenway which was included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $0.1 million and $0.2 million of fees related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of March 31, 2017, all commitments have been called. Our nominal investment in Greenway II is reflected in the March 31, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of March 31, 2017, distributions representing 54.8% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through March 31, 2017 totaled $102.5 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2017 and 2016, we earned $0.3 million and $0.4 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $0.4 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2017 and 2016, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

CLO Residual Interests

As of March 31, 2017, we had no investments in CLO residual interests, or subordinated notes, which can also be structured as income notes. Our two remaining investments in CLO residual interests were sold in January 2017. As of December 31, 2016, we had two investments in CLO residual interests. These subordinated notes are subordinate to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans. The following table shows a summary of our investments in CLO residual interests (in millions):

				As of March 31, 2017		As of December 31, 2016
Issuer	Ownership Interest	Total CLO Amount at initial par	Total CLO Residual Amount at par	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value	THL Credit Residual Amount at Amortized Cost	THL Credit Residual Amount at Fair Value
Flagship VII, Ltd.	12.6%	$441.8	$5.0	$—	$—	$3.0	$2.2
Flagship VIII, Ltd.	25.1%	$470.9	$10.0	—	—	5.7	5.0

Total CLO residual interests				$—	$—	$8.7	$7.2

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

For the three months ended March 31, 2017 and 2016, we recognized interest income totaling $0.0 million and $0.6 million, respectively, related to CLO residual interests.

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

For the three months ended March 31, 2017 and 2016, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.32 and 2.36 at March 31, 2017 and December 31, 2016, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017		December 31, 2016
Investment Score	Fair Value	% of Total Portfolio	Fair Value	% of Total Portfolio
1(a)	$76.6	11.0%	$62.9	9.4%
2(b)	388.9	56.2%	364.6	54.5%
3(c)	209.6	30.2%	219.6	32.8%
4(d)	—	0.0%	—	0.0%
5(e)	18.0	2.6%	22.1	3.3%

Total	$693.1	100.0%	$669.2	100.0%

(a)	As of March 31, 2017 and December 31, 2016, Investment Score “1” included $20.0 million and $20.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2017 and December 31, 2016, Investment Score “2” included $108.5 million and $110.7 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2017 and December 31, 2016, Investment Score “3” included $105.0 million and $95.6 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2017 and December 31, 2016, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of March 31, 2017 and December 31, 2016, Investment Score “5” included $12.4 million and $12.4, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2017, we had four loans from three issuers on non-accrual with an amortized cost basis of $13.4 million and fair value of $0.8 million. As of December 31, 2016, we had five loans from three issuers on non-accrual with an amortized cost basis of $13.8 million and fair value of $6.9 million. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2017 and December 31, 2016. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

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

The following shows the breakdown of investment income for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Interest income on debt securities
Cash interest	$12.5	$16.0
PIK interest	0.8	0.6
Prepayment premiums	0.1	—
Net accretion of discounts and other fees	1.1	1.0

Total interest on debt securities	14.5	17.6
Dividend income	3.1	2.4
Interest income on other income-producing securities	1.3	1.8
Fees related to Greenway and Greenway II	0.3	0.5
Other income (1)	0.6	0.3

Total investment income	$19.8	$22.6

(1)	For the three months ended March 31, 2017 and 2016, we recognized $0.1 million and $0, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three month periods was primarily due to the contraction in overall investment portfolio since March 31, 2016, which led to lower interest income, and additional loans that were put on non-accrual status or were restructured into non-income producing securities. This decrease was offset primarily by an increase in dividend income related to the Logan JV.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Accumulated PIK balance, beginning of period	$3.1	$9.3
PIK income capitalized/receivable	0.9	0.6
PIK received in cash from repayments	—	(0.3)
PIK reduced through restructuring (1)	—	(0.1)

Accumulated PIK balance, end of period	$4.0	$9.5

(1)

Related to the restructuring of the our investment in Dimont & Associates, Inc. PIK income accrued in connection with the existing loan was completely reduced and is no longer receivable and was removed from the rollforward of PIK activity.

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2017 and 2016.

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

The following shows the breakdown of expenses for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Expenses
Interest and fees on Borrowings (a)	$4.3	$3.9
Base management fees	2.6	2.9
Incentive fees (b)	1.3	0.0
Other expenses	0.9	1.3
Administrator expenses	0.8	0.9

Total expenses before taxes	9.9	9.0
Income tax provision (benefit), excise and other taxes (c)	0.2	0.2

Total expenses after taxes	$10.1	$9.2

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)	Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in operating expenses during the three month periods was due primarily to higher costs related to borrowings and higher incentive fees. This increase was offset by lower base management fees as a result of portfolio contraction and lower other operating expenses.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $9.7 million, or $0.29 per common share based on a weighted average of 32,925,369 common shares outstanding for the three months ended March 31, 2017, as compared to $13.4 million, or $0.40 per common share based on a weighted average of 33,303,242 common shares outstanding for the three months ended March 31, 2016.

The decrease in net investment income between the three month periods is primarily attributable to a decrease in interest on debt investments and a higher incentive fee. This was offset by lower management fees and the increase in dividend income related to the Logan JV.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2017 and 2016 (in millions):

	For the three months ended March 31,
	2017	2016
AIM Media Texas Operating, LLC	$—	$(0.1)
Airborne Tactical Advantage Company, LLC	—	0.7
Flagship VII, Ltd.	(0.8)	—
Flagship VIII, Ltd.	(0.7)	—
Dimont & Associates, Inc. (1)	—	(10.9)
Gryphon Partners 3.5, L.P.	0.6	—
OEM Group, LLC (2)	—	(6.2)
Other	—	—

Net realized (losses)/gains	$(0.9)	$(16.5)

(1)	On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.

(2)	On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31,
	2017	2016
Gross unrealized appreciation on investments	$5.7	$2.9
Gross unrealized depreciation on investments	(10.9)	(14.7)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	1.5	15.2

Total	$(3.7)	$3.4

The net change in unrealized appreciation (depreciation) on our investments for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was driven primarily by unrealized depreciation as a result of changes in the capital market conditions and financial performance of certain assets, including Loadmaster Derrick & Equipment, Inc. and Washington Inventory Service.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2017 and 2016, the Company recognized a benefit (provision) for tax on unrealized gains on investments of $0.2 million and ($0.1) million for consolidated subsidiaries, respectively. As of March 31, 2017 and December 31, 2016, $4.7 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended March 31, 2017 and 2016, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.0 million and ($0.1) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended March 31, 2017 and 2016, we realized a loss of $0.0 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. These changes were due to capital market changes impacting swap rates.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $5.3 million, or $0.16 per common share based on a weighted average of 32,925,369 common shares for the three months ended March 31, 2017, as compared to $0.0 million, or $0.00 per common share based on a weighted average of 33,303,242 common shares for the three months ended March 31, 2016.

The decrease in net assets from operations between the three months ended March 31, 2017 and 2016 is due primarily to net realized and unrealized losses in the portfolio.

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

We borrowed $39.4 million (includes CAD $29.4 million converted to USD $22.0 million) under our Revolving Facility for the three months ended March 31, 2017 and repaid $14.5 million our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $40.5 million under our Revolving Facility for the three months ended March 31, 2016 and repaid $46.8 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities (used) provided cash of $(19.8) million and $19.9 million for the three months ended March 31, 2017 and 2016, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2017, our financing activities borrowed $24.9 million on our facility and used $8.9 million for distributions to stockholders. For the three months ended March 31, 2016, our financing activities used $6.3 million to repay borrowings on our facility, $11.3 million for distributions to stockholders and $0.5 million to repurchase common stock.

As of March 31, 2017 and December 31, 2016, we had cash of $2.5 million and $6.4 million, respectively. We had no cash equivalents as of March 31, 2017 and December 31, 2016.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2017 and December 31, 2016 (in millions):

	As of
	March 31, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$132.6	$104.1	3.38%	$303.5	$107.9	$116.5	3.13%
Term Loan Facility	75.0	75.0	75.0	3.56%	75.0	75.0	102.5	3.38%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	37.7	6.75%

Total	$488.5	$317.6	$289.1	4.59%	$488.5	$292.9	$306.7	4.55%

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Revolving Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2017. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2017.

As of March 31, 2017, we had United States dollar borrowings of $110.6 million outstanding under the Revolving Facility with an weighted average interest rate of 3.38% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29.4 million ($22.0 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.40%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

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

For the three months ended March 31, 2017, we borrowed $39.4 million (includes CAD $29.4 million converted to USD $22.0 million) and repaid $14.5 million under the Facilities. For the three months ended March 31, 2016, we borrowed $40.5 million and repaid $46.8 million under the Facilities.

As of March 31, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.0 million and $2.1 million were incurred in connection with the Facilities during the three months ended March 31, 2017 and 2016, respectively.

Amortization of deferred financing costs of $0.2 million and $0.3 million, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had $2.4 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.1 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.2 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of March 31, 2017 was in excess of 200%.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2017, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2017, the carrying amount and fair value of our Notes was $110.0 million and $113.7 million, respectively. As of December 31, 2016, the carrying value and fair value of our 2021 Notes was $110.0 million and $111.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2017 and 2016 we amortized approximately $0.2 million and $0.1 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, we had $3.5 million and $3.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2017 and 2016, we incurred interest expense on the Notes of approximately $1.9 million and $1.4 million, respectively.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC that expires on May 10, 2017. Under the swap agreement, with a notional value of $50 million, we pay a fixed rate of 1.1425% and receive a floating rate based upon the current three month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

For the three months ended March 31, 2017 and 2016, we recognized $0.0 million and $0.1 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2017 and 2016, we recognized $0.0 million and ($0.1) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of March 31, 2017 and December 31, 2016, the fair value of our swap agreement is ($0.01) and ($0.05) million, respectively, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of March 31, 2017 and December 31, 2016, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2017	December 31, 2016

Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2.5

	$—	$2.5

Unfunded revolving commitments
HealthDrive Corporation	$0.6	$1.5
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.	0.8	0.8
OEM Group, LLC	0.5	1.0
Tri Starr Management Services, Inc.	0.4	0.5
Sciens Building Solutions, LLC	1.5	—

	$6.8	$6.8
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3

	$1.0	$1.0

Total unfunded commitments	$7.8	$10.3

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0.003 million of dividends reinvested for the three months ended March 31, 2017. There were no dividends reinvested for the three months ended March 31, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2017 distributions as of March 31, 2017, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on

Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Stock Repurchase Program

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

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2017 and 2016 (in millions):

	For the three months ended March 31
	2017	2016
Dollar amount repurchased	$—	$0.5
Shares repurchased	—	0.1
Average price per share (including commission)	$—	$10.62
Weighted average discount to net asset value	n/a	15.71%

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

For the three months ended March 31, 2017 and 2016, we incurred base management fees payable to the Advisor of $2.6 million and $2.9 million, respectively. As of March 31, 2017 and December 31, 2016, $2.6 million and $2.6 million, respectively, was payable to the Advisor.

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

For the three months ended March 31, 2017 and 2016, we incurred $1.3 million and $0.03 million, respectively, of incentive fees related to ordinary income. The lower incentive fee for the three months ended March 31, 2016 compared to March 31, 2017 was the result of realized and unrealized losses in the portfolio. As of March 31, 2017 and December 31, 2016, $1.2 million and $2.2 million, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2017 and December 31, 2016, $1.1 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of March 31, 2017 and December 31, 2016.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2017 and 2016, we incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2017 and 2016, we incurred administrator expenses of $0.8 million and $0.9 million, respectively. As of March 31, 2017 and December 31, 2016, $0.02 million of administrator expenses were due from the Advisor and $0.07 million was payable to the Advisor, respectively.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2017 and December 31, 2016, there was $0.04 million and $0.07 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2017, the Advisor owed $0.02 million of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we owed $0.07 million, of administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of March 31, 2017 and December 31, 2016, $0.4 million and $0.5 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of March 31, 2017, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.5 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.3 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.6 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.4 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2017, we had four loans from three issuers on non-accrual status with an amortized cost basis of $13.4 million and fair value of $0.8 million. As of March 31, 2016, we had one loan on non-accrual status with an amortized cost basis of $20.6 million and fair value of $11.5 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the three months ended March 31, 2017 and 2016 we incurred U.S. federal excise tax and other tax expenses of $0.1 million and $0.1 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three months ended March 31, 2017 and 2016 (in millions):

	For the three months ended March 31,
	2017	2016
Current income tax provision:
Current income tax provision	$(0.1)	$(0.2)

Deferred income tax benefit:
Deferred income tax benefit	0.0	0.1
Benefit (provision) for taxes on unrealized gain on investments	0.2	(0.1)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2017 and December 31, 2016, $0.0 million and $0.1 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2017 and December 31, 2016, $4.7 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of March 31, 2017 and December 31, 2016, $2.9 million (net of $1.7 million allowance) and $2.4 million (net of $2.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

From April 1, 2017 through May 4, 2017, we closed two new and two follow-on first lien senior secured debt investments totaling $16.0 million and $0.5 million in equity in the consumer products and services industry and two follow-on first lien senior secured debt investments totaling $0.9 million. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 9.6%.

On April 24, 2017, we received proceeds of $8.3 million from the repayment of its senior secured first lien term loan in HEALTHCAREfirst, Inc., at par.

On May 4, 2017, we sold our $17.5 million second lien term loan in Hostway Corporation, with an amortized cost basis of $17.3 million, for $16.4 million. In connection with the sale, we recognized a realized loss of $0.9 million and reversed $2.6 million of unrealized depreciation resulting in a net asset value increase of $1.7 million in the second quarter.

On May 2, 2017, our board of directors declared a dividend of $0.27 per share payable on June 15, 2017 to stockholders of record at the date of business on June 30, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2017, 10.7% of the debt investments in our portfolio bore interest at fixed rates based upon fair value. All of the debt investments in our portfolio have interest rate floors, which have effectively converted the debt investments to fixed rate loans in the current interest rate environment. In the future, we expect other debt investments in our portfolio will have floating rates. Our borrowings as well as the amount we receive under the interest rate derivative agreement are based upon floating rates.

Based on our March 31, 2017, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$14.6	$4.7	$9.9
Up 200 basis points	$9.8	$3.2	$6.6
Up 100 basis points	$5.0	$1.6	$3.4
Down 300 basis points	$(0.9)	$(0.9)	$—
Down 200 basis points	$(0.9)	$(0.9)	$—
Down 100 basis points	$(0.8)	$(0.9)	$0.1

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2017 and 2016 for more information on the incentive fee.

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

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We have the ability to borrow in certain foreign currencies under our Revolving Credit Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment.

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

Other than as set forth below, there have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017.

Currency Risk

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

During the three months ended March 31, 2017, we did not purchase any shares. The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2016 through January 31, 2017	—	$—	—	$20,000,000
February 1, 2017 through February 28, 2017	—	$—	—	$20,000,000
March 1, 2017 through March 31, 2017	—	$—	—	$20,000,000

	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 4, 2017	By:	/S/ SAM W. TILLINGHAST

Sam W. Tillinghast
Co-Chief Executive Officer

Date: May 4, 2017	By:	/S/ CHRISTOPHER J. FLYNN

Christopher J. Flynn
Co-Chief Executive Officer

Date: May 4, 2017	By:	/S/ TERRENCE W. OLSON

Terrence W. Olson
Chief Financial Officer