Form 10-Q
period 2017-06-30
THL Credit, Inc.
filed 2017-08-03
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 3, 2017 was 32,775,671.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2017

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2017	December 31, 2016
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $515,029 and $519,837, respectively)	$496,073	$501,992
Controlled investments (cost of $163,582 and $150,765, respectively)	178,255	167,207
Non-controlled, affiliated investments (cost of $4 and $4, respectively)	4	4

Total investments at fair value (cost of $678,615 and $670,606, respectively)	$674,332	$669,203
Cash	3,924	6,376
Interest, dividends, and fees receivable	8,729	9,041
Deferred financing costs	2,182	2,527
Deferred tax assets	3,909	2,442
Prepaid expenses and other assets	1,116	1,225
Due from affiliate	524	590

Total assets	$694,716	$691,404

Liabilities:
Loans payable ($200,241 and $182,862 face amounts, respectively, reported net of deferred financing costs of $1,078 and $1,207, respectively. See Note 7)	$199,163	$181,655
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $3,322 and $3,653, respectively. See Note 7)	106,678	106,347
Deferred tax liability	3,932	4,518
Accrued incentive fees	2,239	3,243
Base management fees payable	2,658	2,608
Accrued expenses and other payables	1,745	1,701
Income taxes payable	876	—
Accrued interest and fees	55	961
Other deferred liabilities	272	501
Interest rate derivative	—	50

Total liabilities	317,618	301,584
Commitments and contingencies (Note 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,776 and 32,925 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	33	33
Paid-in capital in excess of par	435,865	437,623
Net unrealized depreciation on investments, net of provision for taxes of $3,932 and $3,656, respectively	(6,815)	(5,197)
Net unrealized depreciation on interest rate derivative	—	(50)
Accumulated net realized losses	(63,749)	(51,732)
Accumulated undistributed net investment income	10,934	8,428

Total net assets attributable to THL Credit, Inc.	376,268	389,105
Net assets attributable to non-controlling interest	830	715

Total net assets	$377,098	$389,820

Total liabilities and net assets	$694,716	$691,404

Net asset value per share attributable to THL Credit, Inc.	$11.48	$11.82

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$13,802	$15,845	$27,735	$34,852
Dividend income	139	74	139	74
Other income	1,030	765	1,495	1,057
From non-controlled, affiliated investments:
Other income	284	380	540	865
From controlled investments:
Interest income	1,768	839	3,647	1,172
Dividend income	3,111	2,539	6,241	4,956
Other income	141	38	282	75

Total investment income	20,275	20,480	40,079	43,051
Expenses:
Interest and fees on borrowings	3,941	3,489	7,813	7,004
Base management fees	2,658	2,809	5,212	5,712
Incentive fees	1,151	—	2,465	30
Administrator expenses	711	893	1,537	1,820
Other general and administrative expenses	541	606	1,046	1,179
Amortization of deferred financing costs	405	384	805	769
Professional fees	429	372	704	830
Directors’ fees	169	200	349	410

Total expenses	10,005	8,753	19,931	17,754
Income tax provision, excise and other taxes	116	65	305	236

Net investment income	10,154	11,662	19,843	25,061
Realized Gain and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(10,040)	3,655	(10,905)	(1,964)
Controlled investments	—	26	—	(10,887)
Foreign currency transactions	(1)	—	(74)	—

Net realized (loss) gain on investments	(10,041)	3,681	(10,979)	(12,851)

Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	333	(19,057)	(2,974)	(26,786)
Controlled investments	457	3,206	(19)	14,330
Translation of assets and liabilities in foreign currencies	(593)	—	(519)	—

Net change in unrealized (depreciation) appreciation on investments	197	(15,851)	(3,512)	(12,456)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	54	—	113	—

Net realized and unrealized loss from investments	(9,790)	(12,170)	(14,378)	(25,307)
Provision for taxes on realized gain on investments	(835)	—	(835)	—
Benefit (provision) for taxes on unrealized gain on investments	1,744	(99)	1,896	(207)

Benefit (provision) for taxes on realized and unrealized gain on investments	909	(99)	1,061	(207)
Interest rate derivative periodic interest payments, net	(13)	(65)	(46)	(167)
Net change in unrealized appreciation (depreciation) on interest rate derivative	13	12	50	(40)

Net increase (decrease) in net assets resulting from operations	$1,273	$(660)	$6,530	$(660)

Net investment income per common share:
Basic and diluted	$0.31	$0.35	$0.60	$0.75
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.04	$(0.02)	$0.20	$(0.02)
Dividends declared and paid	$0.27	$0.34	$0.54	$0.68
Weighted average shares of common stock outstanding:
Basic and diluted	32,873	33,234	32,899	33,290

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2017	2016
Increase in net assets from operations:
Net investment income	$19,843	$25,061
Net realized loss on investments	(10,979)	(12,851)
Net change in unrealized (depreciation) appreciation on investments	(3,512)	(12,456)
Income tax provision, realized gain	(835)	—
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	113	—
Benefit (provision) for taxes on unrealized (gain) loss on investments	1,896	(207)
Interest rate derivative periodic interest payments, net	(46)	(167)
Net change in unrealized appreciation (depreciation) on interest rate derivative	50	(40)

Net increase (decrease) in net assets resulting from operations	6,530	(660)
Distributions to stockholders:
Distributions to stockholders from net investment income	(17,753)	(22,599)

Total distributions to stockholders	(17,753)	(22,599)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	3	—
Repurchase of common stock	(1,502)	(1,537)

Net decrease in net assets from capital share transactions	(1,499)	(1,537)

Total decrease in net assets	(12,722)	(24,796)
Net assets at beginning of period	389,820	418,899

Net assets at end of period	$377,098	$394,103

Common shares outstanding at end of period	32,776	33,169

Capital share activity:
Shares issued from reinvestment of dividend	—	—
Shares repurchased	150	142

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2017	2016
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$6,530	$(660)
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	2,880	12,456
Net change in unrealized (appreciation) depreciation on interest rate derivative	(50)	40
Net realized loss on investments	11,494	12,877
Net realized loss on foreign exchange currency transactions	1	—
Increase in investments due to PIK	(1,587)	(1,032)
Amortization of deferred financing costs	805	769
Accretion of discounts on investments and other fees	(2,233)	(1,793)
Changes in operating assets and liabilities:
Purchases of investments	(61,707)	(70,057)
Proceeds from sale and paydown of investments	46,123	110,131
Decrease in interest, dividends and fees receivable	312	40
Decrease in income tax receivable	—	235
Decrease in due from affiliate	66	74
Decrease in prepaid expenses and other assets	109	54
Increase in income taxes payable	876	—
Increase in deferred tax asset	(1,467)	(139)
Increase (decrease) in accrued expenses and other payables	44	(137)
Decrease in accrued credit facility fees and interest	(906)	(110)
(Decrease) increase in deferred tax liability	(586)	118
Increase (decrease) in base management fees payable	50	(135)
Decrease in other deferred liabilities	(229)	(133)
Decrease in accrued incentive fees payable	(1,004)	(2,949)

Net cash (used in) provided by operating activities	(479)	59,649
Cash flows from financing activities:
Repurchase of common stock	(1,502)	(1,537)
Borrowings under credit facility	57,879	65,000
Repayments under credit facility	(40,500)	(100,250)
Issuance of shares of common stock from dividend reinvestment	3	—
Distributions paid to stockholders	(17,753)	(22,599)
Financing and offering costs paid	(100)	(100)

Net cash used in financing activities	(1,973)	(59,486)

Net (decrease) increase in cash	(2,452)	163
Cash, beginning of period	6,376	3,850

Cash, end of period	$3,924	$4,013

Supplemental Disclosure of Cash Flow Information:
Cash interest paid	7,486	6,691
Income taxes paid	25	1
PIK income earned	1,101	1,089

Non-cash Operating Activities:

For the three months ended June 30, 2017 and 2016, 0.3 shares and 0 shares of common stock were issued in connection with dividend reinvestments of $3 and $0, respectively. For the six months ended June 30, 2017 and 2016, 0.3 shares and 0 shares of common stock were issued in connection with dividend reinvestments of $3 and $0, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments — 131.55% of net asset value
First lien senior secured debt
Aerogroup International Inc.	Consumer products	9.8% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,170	$13,046	$12,512
Alex Toys, LLC	Consumer products	11.8% (LIBOR + 10.5%)	6/30/2014	8/15/2019	30,201	29,893	30,201
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	10,499	10,499	10,289
BeneSys Inc.	Business services	11.6% (LIBOR + 10.3%)	3/31/2014	3/31/2019	10,911	10,839	10,883
BeneSys Inc. (8)	Business services	11.6% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	432	435
Charming Charlie, LLC.	Retail & grocery	9.3% (LIBOR + 8%)	12/18/2013	12/24/2019	23,542	22,392	19,704
Constructive Media, LLC	Media, entertainment and leisure	11.2% (LIBOR + 10%)	11/23/2015	11/23/2020	12,638	12,464	12,006
CRS Reprocessing, LLC (25)	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,084	15,084	7,021
Dodge Data & Analytics LLC	IT services	10.1% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,846	10,741	10,792
Duff & Phelps Corporation (10)	Financial services	4.9% (LIBOR + 3.8%)	5/15/2013	4/23/2020	240	241	242
Fairstone Financial Inc. (6)(29)	Financial services	12% (CDOR + 11%)	3/31/2017	3/31/2023	23,100	22,063	22,657
Food Processing Holdings, LLC	Food & beverage	10.8% (LIBOR + 9.5%)	10/31/2013	10/31/2018	19,001	18,891	19,001
Hart InterCivic, Inc.	IT services	11.8% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,299	25,856
HealthDrive Corporation	Healthcare	9.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,950	9,797	9,851
HealthDrive Corporation (8) (9)	Healthcare	9.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	900	877	900
Holland Intermediate Acquisition Corp.	Energy / utilities	10.3% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,784	20,403
Holland Intermediate Acquisition Corp. (8)	Energy / utilities	10.3% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer services	8.2% (LIBOR + 7%)	10/13/2016	10/13/2022	13,669	13,427	13,737
Igloo Products Corp.	Consumer products	11.8% (LIBOR + 10.3%)	3/28/2014	3/28/2020	24,636	24,352	24,082
It’s Just Lunch International LLC	Media, entertainment and leisure	9.7% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,410	5,473
The John Gore Organization, Inc. (23)	Media, entertainment and leisure	9.2% (LIBOR + 8%)	8/8/2013	6/28/2021	14,734	14,513	14,881
The John Gore Organization, Inc. (8) (9) (23)	Media, entertainment and leisure	9.2% (LIBOR + 8%)	8/8/2013	6/28/2021	—	(12)	—
LAI International, Inc.	Industrials and manufacturing	10.7% (7)	10/22/2014	10/22/2019	21,885	21,621	21,885
LAI International, Inc. (8)	Industrials and manufacturing	8.4% (7)	10/22/2014	10/22/2019	4,502	4,502	4,502
LAI International, Inc. (8)	Industrials and manufacturing	8.3% (7)	4/24/2017	10/22/2019	494	487	494
Matilda Jane Holdings, Inc.	Consumer products	9.7% (LIBOR + 8.5%)	5/1/2017	5/1/2022	12,548	12,275	12,275
MeriCal, LLC	Consumer products	10.2% (LIBOR + 9%)	9/30/2016	9/30/2021	12,700	12,419	12,541
RealD Inc.	Media, entertainment and leisure	8.7% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,794	14,684	14,794
Sciens Building Solutions, LLC	Business services	8.4% (LIBOR + 7.3%)	2/2/2017	2/2/2022	5,721	5,616	5,621
Sciens Building Solutions, LLC (8)	Business services	8.4% (LIBOR + 7.3%)	2/2/2017	2/2/2022	245	214	245
Togetherwork Holdings, LLC (8)	Business services	8.1% (LIBOR + 7%)	4/18/2017	12/2/2020	232	226	232
Togetherwork Holdings, LLC	Business services	8.1% (LIBOR + 7%)	4/18/2017	12/2/2020	4,758	4,674	4,674
Virtus Pharmaceuticals, LLC	Healthcare	10.7% (7)	7/17/2014	7/17/2019	24,013	23,731	23,653
Wheels Up Partners, LLC	Transportation	9.9% (LIBOR + 8.6%)	1/31/2014	10/15/2021	7,587	7,531	7,587
Wheels Up Partners, LLC	Transportation	9.9% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,527	8,527	8,527

Subtotal first lien senior secured debt					$404,543	$398,539	$387,956

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Second lien debt
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2022	$9,666	$9,666	$9,183
Merchants Capital Access, LLC	Financial services	11.8% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,339	12,250
MB Medical Operations LLC	Healthcare	10.2% (LIBOR + 9%)	12/7/2016	6/7/2022	9,131	8,967	9,131
Specialty Brands Holdings, LLC (25)	Restaurants	10.7% PIK (11)	7/16/2013	12/1/2017	22,131	21,462	15,491

Subtotal second lien debt					$53,428	$52,434	$46,055

Subordinated debt
A10 Capital, LLC (8)	Financial services	12.0%	8/25/2014	2/25/2021	$12,302	$12,219	$12,425
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	—
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash and 4.5% PIK) (11)	4/30/2012	12/31/2017	8,664	8,664	8,057

Subtotal subordinated debt					$22,101	$22,018	$20,482

Equity investments
A10 Capital, LLC (12)(14)(21)	Financial services		8/25/2014		4,183.47	$15,167	$15,246
Aerogroup International Inc. (22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc. (21)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products		5/22/2015		153.85	1,000	464
Alex Toys, LLC (12)(13)(15)(21)(24)	Consumer products		6/22/2016		121.18	888	888
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	73
Constructive Media, LLC (12)	Media, entertainment and leisure		11/23/2015		750,000	750	79
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	75
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	191	375
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		162.44	163	294
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		406.09	408	923
Hostway Corporation (22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation (21)	IT services		12/27/2013		1,800	1,800	196
Igloo Products Corp. (22)	Consumer products		4/30/2014		1,902.04	1,716	1,212
Matilda Jane Holdings, Inc. (13)(21)	Consumer products		5/1/2017		488,896	489	495
MeriCal, LLC (12)(13)(22)	Consumer products		9/30/2016		5,000	5	7
MeriCal, LLC (12)(13)(21)	Consumer products		9/30/2016		495	495	525
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	337
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	295
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	3,124

Subtotal equity						$27,100	$24,608

Warrants
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$59

Subtotal warrants						$175	$59

Investment in payment rights
Duff & Phelps Corporation (10) (16)	Financial services	18.3%	6/1/2012			$10,979	$13,273

Subtotal investment in payment rights						$10,979	$13,273

Investments in funds (17)

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,779
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			827	861

Subtotal investments in funds						$3,784	$3,640

Total non-controlled/non-affiliated investments

—131.55% of net asset value						$515,029	$496,073

Controlled investments
—47.27% of net asset value

First lien senior secured debt
Loadmaster Derrick & Equipment, Inc. (18)(25)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,412	$7,307	$4,817
Loadmaster Derrick & Equipment, Inc. (18)(25)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,550	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.5% (LIBOR + 10.3%)	1/17/2017	12/31/2020	2,550	2,550	2,550
OEM Group, LLC (18)	Industrials and manufacturing	10.7% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.7% (LIBOR + 9.5%)	3/16/2016	2/15/2019	6,910	6,910	6,910
Thibaut, Inc (18)	Consumer products	14.0%	6/20/2014	6/19/2019	6,359	6,327	6,359
Tri Starr Management Services, Inc. (18)(26)	Business services	8% (ABR + 3.8%)	7/22/2016	9/30/2017	150	150	150
Tri Starr Management Services, Inc. (18)(27)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2017	669	501	669
Tri Starr Management Services, Inc. (18)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	203	291
Tri Starr Management Services, Inc. (18)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,775	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,497	882	1,497
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	998	320	50
Tri Starr Management Services, Inc. (18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,161	1,062	—

Subtotal first lien senior secured debt					$52,795	$47,743	$44,541

Second lien debt
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415

Subtotal second lien debt					$5,415	$5,415	$5,415

Equity investments
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,270	$12,018
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,693
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,132
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		2,955.600	—	—
OEM Group, LLC (12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	12,796
Thibaut, Inc (13) (18) (19) (21)	Consumer products		6/20/2014		4,747	4,723	5,865
Thibaut, Inc (13)(18)(22)	Consumer products		6/20/2014		20,639	—	1,792
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		0.720	3,136	5,233

Subtotal equity						$43,424	$61,491

Investments in funds

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2017

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
THL Credit Logan JV LLC (12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$67,000	$66,808

Subtotal investments in funds						$67,000	$66,808
Total controlled investments

—47.27% of net asset value						$163,582	$178,255

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3

Subtotal investments in funds						$4	$4
Total non-controlled/affiliated investments

—0.00% of net asset value						$4	$4

Total investments—178.82% of net asset value						$678,615	$674,332

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of June 30, 2017, 23.1% and 23.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2017. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors.
(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis.
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of June 30, 2017.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended June 30, 2017 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of the Company’s preferred stock return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

See accompanying notes to these consolidated financial statements.

(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of June 30, 2017.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(28)	Includes $577 of cost and $830 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2017.
(29)	Canadian denominated investment with a par and fair market value of CAD $30,000 and CAD $29,425, respectively.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry (29)	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments — 128.78% of net asset value
First lien senior secured debt
Aerogroup International Inc.	Consumer products	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,308	$13,159	$12,773
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	10,214	10,213	9,191
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	11,023	10,931	10,831
BeneSys Inc. (8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	431	429
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	23,541	22,186	17,950
Constructive Media, LLC	Media, entertainment and leisure	11.0% (LIBOR + 10.0%)	11/23/2015	11/23/2020	13,954	13,735	13,779
CRS Reprocessing, LLC	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,185	15,185	12,831
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,171	11,040	11,116
Duff & Phelps Corporation (10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	241	243	244
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,179	20,019	20,179
Hart InterCivic, Inc.	IT services	11.3% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,215	25,664
HEALTHCAREfirst, Inc.	Healthcare	13.6% (7)	8/31/2012	8/30/2017	8,460	8,417	8,334
HealthDrive Corporation	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	10,000	9,828	9,828
HealthDrive Corporation (8) (9)	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	—	(26)	—
Holland Intermediate Acquisition Corp.	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,732	19,145
Holland Intermediate Acquisition Corp. (8)	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer services	8.0% (LIBOR + 7.0%)	10/13/2016	10/13/2022	13,668	13,405	13,531
Igloo Products Corp.	Consumer products	11.5% (ABR+ 7.8%)	3/28/2014	3/28/2020	24,636	24,301	24,144
It’s Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,399	5,445
The John Gore Organization, Inc. (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,486	14,734
The John Gore Organization, Inc. (8) (9) (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(14)	—
LAI International, Inc.	Industrials and manufacturing	10.4% (7)	10/22/2014	10/22/2019	21,976	21,680	21,976
LAI International, Inc. (8)	Industrials and manufacturing	8.2% (7)	10/22/2014	10/22/2019	4,526	4,526	4,526
MeriCal, LLC	Consumer products	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	14,950	14,582	14,614
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,888	14,762	14,888
Virtus Pharmaceuticals, LLC	Healthcare	10.8% (7)	7/17/2014	7/17/2019	24,013	23,663	24,013
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,069	8,000	8,149
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,934	8,934	9,023

Subtotal first lien senior secured debt					$341,086	$336,032	$327,337

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Second lien debt
Alex Toys, LLC	Consumer products	11.5% (LIBOR + 10.5%)	6/30/2014	12/30/2019	$30,202	$29,834	$29,068
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,317	13,825
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,319	12,438
MB Medical Operations LLC	Healthcare	10.0% (LIBOR + 9.0%)	12/7/2016	6/7/2022	9,131	8,951	8,951
Specialty Brands Holdings, LLC	Restaurants	10.5% (LIBOR + 8.8%) (9.5% Cash and 1.0% PIK)	7/16/2013	12/1/2017	21,153	21,048	20,307
Washington Inventory Service (25)	Business services	13.8% (ABR + 10.0%)	12/27/2012	6/20/2019	11,000	10,928	5,280

Subtotal second lien debt					$101,486	$100,397	$89,869

Subordinated debt
A10 Capital, LLC (8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,636	$10,556	$10,635
Aerogroup International Inc.	Consumer products	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	579
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2019	9,666	9,666	8,700
Martex Fiber Southern Corp.	Industrials and manufacturing	15.5% (12.0% Cash and 3.5% PIK) (11)	4/30/2012	9/30/2017	8,345	8,294	8,178

Subtotal subordinated debt					$29,782	$29,651	$28,092

Equity investments
A10 Capital, LLC (12)(14)(21)	Financial services		8/25/2014		5,109.53	$18,395	$18,519
Aerogroup International Inc. (22)	Consumer products		6/9/2014		253,616	11	—
Aerogroup International Inc. (21)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products		5/22/2015		153.85	1,000	634
Alex Toys, LLC (12)(13)(15)(21)(24)	Consumer products		6/22/2016		121.18	788	838
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC (12)	Media, entertainment and leisure		11/23/2015		750,000	750	436
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	90
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	191	344
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		162.44	163	264
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		406.09	408	772
Hostway Corporation (22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation (21)	IT services		12/27/2013		1,800	1,800	—
Igloo Products Corp. (22)	Consumer products		4/30/2014		1,902.04	1,716	1,670
MeriCal, LLC (12)(13)(22)	Consumer products		9/30/2016		5,000	5	5
MeriCal, LLC (12)(13)(21)	Consumer products		9/30/2016		495	495	505
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	306
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	411
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

Subtotal equity						$29,739	$27,634

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Warrants
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$—
YP Equity Investors, LLC (15)	Media, entertainment and leisure		5/8/2012		—	—	4,151

Subtotal warrants						$175	$4,151
CLO residual interests
Flagship VII, Ltd.(6)(16)	Structured products	12.8%	12/18/2013			$2,961	$2,154
Flagship VIII, Ltd.(6)(16)	Structured products	14.8%	10/3/2014			5,720	5,071

Subtotal CLO residual interests						$8,681	$7,225
Investment in payment rights
Duff & Phelps Corporation (10) (16)	Financial services	18.3%	6/1/2012			$10,979	$13,289

Subtotal investment in payment rights						$10,979	$13,289
Investments in funds (17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,837
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,226	1,558

Subtotal investments in funds						$4,183	$4,395
Total non-controlled/non-affiliated investments

—128.78% of net asset value						$519,837	$501,992

Controlled investments
—42.89% of net asset value
First lien senior secured debt
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,208	$7,103	$7,208
Loadmaster Derrick & Equipment, Inc. (25)(18)	Energy / utilities	13% PIK	7/1/2016	12/31/2020	1,550	1,054	249
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,010	6,010	6,010
Thibaut, Inc (18)	Consumer products	14.0%	6/20/2014	6/19/2019	6,391	6,349	6,391
Tri Starr Management Services, Inc. (18)(26)	Business services	7.5% (ABR + 3.8%)	7/22/2016	9/30/2017	98	98	98
Tri Starr Management Services, Inc. (18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	667	372	667
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	142	291
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,238	2,545
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,364	480	1,364
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	909	320	—
Tri Starr Management Services, Inc. (18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,016	1,062	—

Subtotal first lien senior secured debt					$48,752	$42,931	$43,526
Second lien debt
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415

Subtotal second lien debt					$5,415	$5,415	$5,415

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

(unaudited)

Type of Investment/ Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Initial Acquisition Date	Maturity/ Dissolution Date	Principal(5) No. of Shares / No. of Units	Amortized Cost	Fair Value
Equity investments
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$12,480
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,385
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,104
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		2,702.434	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		10,930.508	—	—
OEM Group, LLC (12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	11,046
Thibaut, Inc (13) (18) (19) (21)	Consumer products		6/20/2014		4,747	4,717	5,644
Thibaut, Inc (13)(18)(22)	Consumer products		6/20/2014		20,639	—	1,472
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		716.772	3,136	4,436

Subtotal equity						$43,419	$58,529
Investments in funds
THL Credit Logan JV LLC (12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$59,000	$59,737

Subtotal investments in funds						$59,000	$59,737

Total controlled investments —42.89% of net asset value						$150,765	$167,207

Non-controlled/affiliated investments —0.00% of net asset value
Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3

Subtotal investments in funds						$4	$4

Total non-controlled/affiliated investments—0.00% of net asset value						$4	$4

Total investments—171.67% of net asset value						$670,606	$669,203

Derivative Instruments
Counterparty	Instrument	Interest Rate	Expiration Date	# of Contracts	Notional	Cost	Fair Value
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(50)

Total derivative instruments—0.01 % of net asset value					$50,000	$—	$(50)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of December 31 2016, 12.4% and 12.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
(4)	Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or ABR, which are effective as of December 31, 2016. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Both LIBOR and ABR rates may be subject to interest floors.

See accompanying notes to these consolidated financial statements.

(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(7)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(8)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Publicly-traded company with a market capitalization in excess of $250 million at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the Investment Company Act of 1940.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 12.8% cash and 2% PIK due on a monthly basis
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2016.
(17)	Non-registered investment company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(18)	As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended December 31, 2016 in which the issuer was a portfolio company that the Company is deemed to control.
(19)	Part of our preferred stock return is income-producing with a stated rate of 3% due on a quarterly basis.
(20)	On December 3, 2014, the Company entered into an agreement with Perspecta to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).
(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of December 31, 2016.
(26)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(27)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(28)	Includes $577 of cost and $716 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC.
(29)	Certain portfolio companies were reclassified to conform to current year presentation.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2017

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2017 and December 31, 2016.

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

Debt Investments

For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA. The collateral valuation analysis is utilized when repayment is based on the sale of the underlying collateral. This is a new technique implemented by the Company during the quarter ended June 30, 2017.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2017, the Company had loans on non-accrual status with an amortized cost basis of $46,288 and fair value of $27,380. As of June 30, 2016, the Company had loans on non-accrual status with an amortized cost basis of $54,511 and fair value of $30,105.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2017 and 2016:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Accumulated PIK balance, beginning of period	$4,003	$9,531	$3,086	$9,302
PIK income capitalized/receivable	441	466	1,358	1,092
PIK received in cash from repayments	(32)	—	(32)	(256)
PIK reduced through restructurings	—	—	—	(141)

Accumulated PIK balance, end of period	$4,412	$9,997	$4,412	$9,997

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2017 and 2016.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the dividends paid. For the three months ended June 30, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax expenses of $157 and $134, respectively. For the six months ended June 30, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax expenses of $291 and $226, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Current income tax provision:
Current income tax provision	$(70)	$(74)	$(174)	$(236)
Current tax provision on realized gain on investments	(835)	—	(835)	—

Deferred income tax benefit:
Deferred income tax benefit	111	143	160	226
Benefit (provision) for taxes on unrealized gain on investments	1,744	(99)	1,896	(207)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2017 and December 31, 2016, $4 and $112, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2017 and December 31, 2016, $876 and $0, respectively, of income taxes payable were included in income taxes payable on the Consolidated Statements of Assets and Liabilities relating to a current tax provision for taxable ordinary income and realized gains for a consolidated blocker corporation. As of June 30, 2017 and December 31, 2016, $3,932 and $4,518, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2017 and December 31, 2016, $3,909 (net of $1,411 allowance) and $2,442 (net of $2,115 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$432,497	$—	$—	$432,497
Second lien debt	51,470	—	—	51,470
Subordinated debt	20,482	—	—	20,482
Equity investments	86,099	—	—	86,099
Warrants	59	—	—	59
Investment in Logan JV (1)	66,808	—	—	—
Investment in payment rights	13,273	—	—	13,273
Investments in funds (1)	3,644	—	—	—

Total investments	$674,332	$—	$—	$603,880

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$370,863	$—	$—	$370,863
Second lien debt	95,284	—	—	95,284
Subordinated debt	28,092	—	—	28,092
Equity investments	86,163	—	—	86,163
Warrants	4,151	—	—	4,151
CLO residual interests	7,225	—	—	7,225
Investment in Logan JV (1)	59,737	—	—	—
Investment in payment rights	13,289	—	—	13,289
Investments in funds (1)	4,399	—	—	—

Total investments	$669,203	$—	$—	$605,067

Interest rate derivative	(50)	—	(50)	—

Total liability at fair value	$(50)	$—	$(50)	$—

(1)	Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of June 30, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$119,548	$118,401	17.56%
Industrials and manufacturing	102,611	99,608	14.78%
Financial services	76,925	79,812	11.84%
Investment funds and vehicles	67,000	66,808	9.91%
Media, entertainment and leisure	47,809	47,233	7.00%
Healthcare	44,333	44,167	6.55%
Retail & grocery	35,618	41,684	6.18%
Energy / utilities	45,101	38,191	5.66%
IT Services	38,040	36,844	5.46%
Business services	30,030	32,525	4.82%
Food & beverage	19,462	20,218	3.00%
Transportation	17,058	19,238	2.85%
Restaurants	21,653	15,866	2.35%
Consumer services	13,427	13,737	2.04%

Total Investments	$678,615	$674,332	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016(1):

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$108,866	$107,037	15.99%
Industrials and manufacturing	101,038	102,174	15.26%
Investment funds and vehicles	59,000	59,737	8.93%
Financial services	56,808	59,614	8.91%
Media, entertainment and leisure	49,118	53,433	7.98%
Healthcare	51,794	51,843	7.75%
IT services	55,572	50,605	7.56%
Retail & grocery	35,413	40,392	6.04%
Energy / utilities	42,010	35,793	5.35%
Business services	29,138	25,941	3.88%
Food & beverage	20,590	21,215	3.17%
Restaurants	21,239	20,651	3.09%
Transportation	17,934	20,012	2.99%
Consumer services	13,405	13,531	2.02%
Structured products	8,681	7,225	1.08%

Total Investments	$670,606	$669,203	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio
United States
Northeast	$253,038	$252,390	37.43%
Southwest	182,761	181,836	26.97%
Southeast	93,815	91,388	13.55%
Northwest	40,613	49,649	7.36%
Midwest	57,503	47,822	7.09%
West	28,822	28,590	4.24%
Canada	22,063	22,657	3.36%

Total Investments	$678,615	$674,332	100.00%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2016:

Region	Amortized Cost	Fair Value	% of Total Portfolio
Northeast	$253,249	$258,128	38.57%
Southwest	180,857	175,003	26.15%
Southeast	81,377	85,752	12.81%
Midwest	70,643	62,618	9.36%
Northwest	42,178	51,596	7.71%
West	42,302	36,106	5.40%

Total Investments	$670,606	$669,203	100.00%

In accordance with the authoritative guidance on fair value measurements and disclosures under GAAP, the Company discloses the fair value of its investments in a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). If any transfers occur between the levels or categories of the fair value hierarchy, they are assumed to have occurred at the beginning of the period. The guidance establishes three levels of the fair value hierarchy as follows:

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

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2017:

Description	Fair Value (2)	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$368,422	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%-	12%		(12%)
	44,542	Market comparable companies (market approach)	EBITDA Multiple	5.3x-	6.2	x	(5.8	x)
	12,512	Collateral Analysis	Recovery Rate	95%
Second lien debt	30,564	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%-	13%		(13%)
	20,906	Market comparable companies (market approach)	EBITDA Multiple	1.6x-	1.8	x	(1.7	x)
Subordinated debt	20,482	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%-	19%		(18%)
Equity investments	70,853	Market comparable companies (market approach)	EBITDA Multiple	5.2x-	5.9	x	(5.5	x)
	15,246	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		(15%)
Warrants	59	Market comparable companies (market approach)	EBITDA Multiple	5.0x-	6.0	x	(5.5	x)
Investment in payment rights	13,273	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		15%
			Federal Tax Rates	35%-	40%		(38%)

Total Level 3 Investments	$596,859

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$301,101	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%-	14%		(13%)
	69,762	Market comparable companies (market approach)	EBITDA Multiple	5.5x-	6.7	x	(6.1	x)
Second lien debt	89,869	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8x-	6.3	x	(6.0	x)
Subordinated debt	28,092	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%-	17%		(16%)
Equity investments	67,644	Market comparable companies (market approach)	EBITDA Multiple	4.9x-	5.8	x	(5.4	x)
	18,519	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		(15%)
Warrants	4,151	Market comparable companies (market approach)	EBITDA Multiple	3.8x-	4.3	x	(4.0	x)
Investment in payment rights	13,289	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%-	15%		15%
			Federal Tax Rates	35%-	40%		(38%)
CLO residual interests	7,225	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18%-	23%		20%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%

Total Level 3 Investments	$605,067

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

(2)	Included within Level 3 assets of $603,880 is an amount of $7,021 in which the Investment Advisor did not develop the unobservable inputs as the valuation is based upon an expected exit amount.

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

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments, investments in warrants and debt investments where the Company has a controlling equity investment is the EBITDA multiple adjusted by management for differences between the investment and referenced comparables, or the Multiple. Significant increases (decreases) in the Multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the Multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate Multiple to use in the market approach.

The following table rolls forward the changes in fair value during the six months ended June 30, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases (2)	50,383	—	1,651	1,674	—	—	—	53,708
Sales and repayments (2)	(15,526)	(16,933)	—	(5,939)	—	—	(7,225)	(45,623)
Unrealized appreciation (depreciation)(1)	(4,920)	4,350	(943)	(1,582)	59	(16)	1,457	(1,595)
Realized (loss) gain	—	(11,329)	—	1,289	—	—	(1,457)	(11,497)
Net amortization of premiums, discounts and fees	2,066	81	64	22	—	—	—	2,233
PIK	562	386	318	321	—	—	—	1,587
Transfers between categories (3)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—

Ending balance, June 30, 2017	$432,497	$51,470	$20,482	$86,099	$59	$13,273	$—	$603,880

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(5,004)	$(4,791)	$(943)	$2,568	$59	$(15)	$—	$(8,126)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.
(3)	Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments, and transfer of Alex Toys, LLC from second lien debt to first lien debt.

The following table rolls forward the changes in fair value during the six months ended June 30, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases	74,877	—	2,418	10,205	—	—	—	87,500
Sales and repayments	(83,482)	(38,789)	(8,303)	(1,632)	—	—	(1,174)	(133,380)
Unrealized appreciation (depreciation)(1)	(4,612)	(4,117)	(6,235)	6,632	423	4	(869)	(8,774)
Realized loss	(6,227)	—	(4,474)	(5,983)	—	—	—	(16,684)
Net amortization of premiums, discounts and fees	1,190	526	58	20	—	—	—	1,794
PIK	468	69	317	177	—	—	—	1,031

Ending balance, June 30, 2016	$348,701	$134,775	$47,562	$68,733	$5,423	$13,311	$12,959	$631,464

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(9,831)	$(4,166)	$(10,444)	$892	$423	$3	$(869)	$(23,992)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the six months ended June 30, 2017 and 2016 that met at least one of the significance conditions under the SEC’s Regulation S-X. Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the six months ended June 30, 2017 and C&K Market, Inc., OEM Group, LLC, THL Credit Logan JV, LLC, and Thibaut, Inc. for the six months ended June 30, 2016.

	For the six months ended June 30,
Income Statement	2017	2016
Net Sales	$305,501	$300,418
Gross Profit	79,163	68,885
Net income (loss)	(11,156)	(15,941)

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

As of June 30, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$67,000	$133,000
Perspecta Trident LLC	50,000	16,750	33,250

Total Investments	$250,000	$83,750	$166,250

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$59,000	$141,000
Perspecta Trident LLC	50,000	14,750	35,250

Total Investments	$250,000	$73,750	$176,250

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $150,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of June 30, 2017 and December 31, 2016, Logan JV had $137,551 and $129,257 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of June 30, 2017, the effective interest rate on the Logan JV Credit Facility was 3.71% per annum.

As of June 30, 2017 and December 31, 2016, Logan JV had total investments at fair value of $219,948 and $200,190, respectively. As of June 30, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 107 and 91 different borrowers, respectively. As of June 30, 2017 and December 31, 2016, there were no loans on non-accrual status. As of June 30, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $392 and $392, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016

First lien secured debt (1)	$197,381	$180,385
Second lien debt (1)	27,042	23,564

Total debt investments	$224,423	$203,949

Weighted average yield on first lien secured loans (2)	6.1%	6.4%
Weighted average yield on second lien loans (2)	9.1%	9.4%
Weighted average yield on all loans (2)	6.5%	6.7%
Number of borrowers in Logan JV	107	91
Largest loan to a single borrower (1)	$4,950	$4,975
Total of five largest loans to borrowers (1)	$23,047	$23,918

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

The weighted average yield of Logan JV’s debt investments is not the same as a return on investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2017, including accretion of original issue discount and loan origination fees. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended June 30, 2017 and 2016, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,080 and $1,760, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. For six months ended June 30, 2017 and 2016, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $4,180 and $3,334, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of June 30, 2017 and December 31, 2016, $2,224 and $3,356, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2017, the dividend declared and earned of $2,080 for the quarter ended June 30, 2017, represented a dividend yield to the Company of 12.7% based upon average capital invested during the quarter. As of December 31, 2016, dividend income declared and earned of $2,080 for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested during the quarter.

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Can Am Construction Inc	Construction & Building	6.5% (LIBOR +5.5%)	06/29/2017	06/28/2024	$1,200	$1,164	$1,176
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	990	997

Total Canada						$2,154	$2,173

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	$336	$337	$338

Total Cayman Islands						$337	$338

Denmark
Rhodia Acetow	Construction & Building	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	$1,000	$985	$1,006

Total Denmark						$985	$1,006

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	4.25% (LIBOR +3.25%)	09/04/2015	09/02/2021	$2,883	$2,896	$2,893

Total Luxembourg						$2,896	$2,893

United States of America
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	$998	$993	$992
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,463	2,445	2,462
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,462	1,472	1,467
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	04/03/2023	1,985	1,966	1,997
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,965	1,954	1,945
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,845	1,773	1,766
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,000	2,982	2,922
AMS FinCo SARL	Services: Business	6.5% (LIBOR +5.5%)	05/17/2017	05/11/2024	2,500	2,475	2,513
Ansira Holdings, Inc.(3)	Media: Advertising, Printing & Publishing	1% (LIBOR +0%)	12/20/2016	12/20/2022	255	(2)	(2)
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,737	1,721	1,724
AP Gaming I LLC	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,500	2,494	2,525
APC Aftermarket	Automotive	6% (LIBOR +5%)	05/09/2017	05/10/2024	500	490	492
Aptean, Inc.	Services: Business	5.25% (LIBOR +4.25%)	12/15/2016	12/20/2022	1,995	1,975	2,006
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,453	2,356	2,482
Avaya Inc (5)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	989	788
Avaya Inc (5)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	974	786
Avaya Inc	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	436	454
BBB Industries US Holdings, Inc.	Automotive	6% (LIBOR +5%)	02/16/2017	11/03/2021	997	995	1,006
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,634	1,604	1,655
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,326	1,315	972
Blount International, Inc.	Capital Equipment	6% (LIBOR +5%)	04/05/2016	04/12/2023	1,687	1,645	1,719
Blucora, Inc.	Services: Business	4.75% (LIBOR +3.75%)	04/21/2017	05/22/2024	960	955	970
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.25% (LIBOR +4.25%)	06/16/2017	06/15/2024	3,000	2,970	3,001
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	01/15/2015	10/11/2020	2,900	2,784	2,920
Casablanca US Holdings Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	03/29/2024	1,995	1,947	1,997
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,570	4,561	4,570

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,406	1,359	1,226
Constellis Holdings, LLC	Aerospace & Defense	6% (LIBOR +5%)	04/18/2017	04/21/2024	2,000	1,980	1,980
ConvergeOne Holdings Corp.	Telecommunications	5.75% (LIBOR +4.75%)	06/15/2017	06/02/2024	2,000	1,980	1,992
Conyers Park Parent Merger Sub Inc	Retail	5.25% (LIBOR +4.25%)	06/21/2017	06/16/2024	2,000	1,990	2,010
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,880	1,946
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,849	3,332
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,950	1,957	1,948
Cvent, Inc.	Hotel, Gaming & Leisure	5% (LIBOR +4%)	06/16/2016	11/29/2023	1,995	1,976	1,999
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	995	990	1,002
Cypress Semiconductor Corporation	High Tech Industries	3.75% (LIBOR +3.75%)	06/03/2016	07/05/2021	1,906	1,882	1,928
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,920	1,950
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,927	2,921	2,748
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,469	4,583
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,197	1,186	1,203
Everi Payments Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	05/01/2017	05/09/2024	1,500	1,493	1,512
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,633	2,609	2,667
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,981	2,967	3,026
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,950	3,727	2,469
Gold Standard Baking, Inc.	Wholesale	5.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,940	2,931	2,911
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,399	3,287	3,421
Gruden Acquisition Inc.	Transportation: Cargo	5.75% (LIBOR +4.75%)	06/21/2017	08/18/2022	1,995	1,945	1,948
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,960	3,828	3,988
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,955	1,904	1,833
Idera Inc	High Tech Industries	5.75% (LIBOR +4.75%)	06/27/2017	06/26/2024	2,800	2,772	2,800
Infoblox Inc.	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,176	2,234
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,494	3,461	3,477
Insurance Technologies(4)	High Tech Industries	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	(1)	(1)
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	960	948	922
Kemet Corporation	High Tech Industries	7% (LIBOR +6%)	04/21/2017	04/26/2024	1,000	971	1,005
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,960	3,911	3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	5.25% (LIBOR +4.25%)	06/13/2017	06/09/2024	1,250	1,244	1,265
Kraton Polymers LLC	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	02/18/2016	01/06/2022	1,387	1,261	1,402
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,388	1,280	1,384
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,604	2,615	2,624
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,424	4,397	4,424
Match Group Inc	Media: Broadcasting & Subscription	4% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	663	660
MCS Group Holdings LLC	Services: Business	5.75% (LIBOR +4.75%)	05/12/2017	05/20/2024	2,000	1,990	2,035
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,964	1,955	1,973
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,982	2,954	3,012
MND Holdings III Corp	Retail	5.5% (LIBOR +4.5%)	06/19/2017	06/06/2024	2,000	1,990	2,018
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	2,985	2,902	2,951
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	2,963	2,921	2,925
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,559	4,544	4,536
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,940	2,935	2,940
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	983	964	991
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	836	834	844
Project Leopard Holdings Inc	High Tech Industries	6.5% (LIBOR +5.5%)	06/21/2017	06/20/2023	1,750	1,746	1,757
Quincy Newspapers Inc	Media: Broadcasting & Subscription	4.25% (LIBOR +3.25%)	11/23/2015	11/02/2022	2,715	2,735	2,741
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,488	1,449	1,496
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/25/2022	966	962	953
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,852	1,840	1,871

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,736	2,713	2,783
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,985	2,917	3,000
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,985	2,971	2,983
SolarWinds Inc	High Tech Industries	4.5% (LIBOR +3.5%)	02/21/2017	02/03/2023	4,950	4,965	4,967
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,682	3,367	3,667
Sterling Midco Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	06/27/2017	06/09/2024	1,000	1,000	1,001
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	978	978	986
TKC Holdings Inc	Consumer goods: Durable	5.25% (LIBOR +4.25%)	06/08/2017	02/01/2023	299	298	299
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,955	1,870	1,092
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	998	993	1,005
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,970	1,954	1,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	202	197
Utility One Source L.P.	Construction & Building	6.5% (LIBOR +5.5%)	04/07/2017	04/18/2023	1,000	990	1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	833	833	702
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,995	1,990	2,017

Total United States of America						$187,759	$186,558

Total Senior Secured First Lien Term Loans						$194,131	$192,968

Second Lien Term Loans Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	$1,000	$992	$995

Total Luxembourg						$992	$995

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,828	$2,768	$2,863
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	968	1,023
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	1,000	990	1,016
BJ’s Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,986	2,915
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,028
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/10/2023	1,000	989	1,007
Constellis Holdings, LLC	Aerospace & Defense	10% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	985	989
DiversiTech Holdings Inc	Capital Equipment	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,980	2,043
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,890	2,880
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	427	423	424
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	481	459
Infoblox Inc.	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,963	2,000
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,472
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	938	963
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	551
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	990	1,002
TKC Holdings Inc	Consumer goods: Durable	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,835	1,858
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	985	992
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75

Total United States of America						$25,705	$25,985

Total Second Lien Term Loans						$26,697	$26,980

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total Investments						$220,828	$219,948

Cash and cash equivalents
Dreyfus Government Cash Management Fund						9,625	9,625
Other cash accounts						395	395

Total Cash and cash equivalents						$10,020	$10,020

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of June 30, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of June 30, 2017.
(5)	On January 19, 2017, the company filed for bankruptcy protection. The first lien lenders continue to receive payments under the court order in an aggregate amount equal to the stated coupon rate and are being recorded by the Logan JV as income. The timing and amounts of such payments will vary pending the exit from bankruptcy.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	$2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	$338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	$2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	$1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064

Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

Selected Balance Sheet Information:

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $220,828 and $199,366, respectively)	$219,948	$200,190
Cash	10,020	9,848
Other assets	9,202	677

Total assets	$239,170	$210,715

Liabilities:
Loans payable reported net of unamortized debt issuance costs	$135,845	$127,502
Payable for investments purchased	15,569	2,981
Distribution payable	2,780	4,195
Other liabilities	1,466	1,366

Total liabilities	$155,660	$136,044

Members’ capital	$83,510	$74,671

Total liabilities and members’ capital	$239,170	$210,715

Selected Statement of Operations Information:

	For the three months ended June, 30 2017	For the three months ended June, 30 2016	For the six months ended June, 30 2017	For the six months ended June, 30 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,067	$3,470	$8,159	$6,660
Fee income	97	47	224	78

Total revenues	4,164	3,517	8,383	6,738
Credit facility expenses (1)	1,479	1,183	2,854	2,281
Other fees and expenses	115	147	191	238

Total expenses	1,594	1,330	3,045	2,519

Net investment income	2,570	2,187	5,338	4,219
Net realized gains	204	—	431	14
Net change in unrealized appreciation (depreciation) on investments	(1,851)	1,833	(1,704)	1,634

Net increase in members’ capital from operations	$923	$4,020	$4,065	$5,867

(1)	As of June 30, 2017, Logan JV had $137,551 of outstanding debt under the credit facility with an effective interest rate of 3.71% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.42% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended June 30, 2017 and 2016, the Company recognized interest income totaling $500 and $504, respectively, related to the TRA. For the six months ended June 30, 2017 and 2016, the Company recognized interest income totaling $994 and $1,000, respectively, related to the TRA.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of June 30, 2017, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the June 30, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2017, the Company recorded a net reduction of fees of $4 and $39 related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, the Company earned $39 and $156, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $37 and $154 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of June 30, 2017, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the June 30, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2017, the Company earned $289 and $579, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, the Company earned $340 and $709, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $318 and $366, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and six months ended June 30, 2017, the Company recognized $50 and $100, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, the Company recognized $56 and $113, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $50 and $150, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2017 and December 31, 2016, the Company had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $0 and $8,681, respectively. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the three and six months ended June 30, 2017, the Company recognized interest income totaling $33 and $33, respectively, related to CLO residual interests. For the three and six months ended June 30, 2016, the Company recognized interest income totaling $571 and $1,192, respectively, related to CLO residual interests.

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

For the three and six months ended June 30, 2017, the Company incurred base management fees of $2,658 and $5,212, respectively. For the three and six months ended June 30, 2016, the Company incurred base management fees of $2,809 and $5,712, respectively. As of June 30, 2017 and December 31, 2016, $2,658 and $2,608, respectively, was payable to the Advisor.

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

For the three and six months ended June 30, 2017, the Company incurred $1,151 and $2,465, respectively, of incentive fees related to ordinary income. For the three and six months ended June 30, 2016, the Company incurred $0 and $30, respectively, of incentive fees related to ordinary income. As of June 30, 2017 and December 31, 2016, $1,083 and $2,249, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2017 and December 31, 2016, $1,156 and $994, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2017 and December 31, 2016.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2017 and 2016, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three and six months ended June 30, 2017, the Company incurred administrator expenses of $711 and $1,537, respectively. For the three and six months ended June 30, 2016, the Company incurred administrator expenses of $893 and $1,820, respectively. As of June 30, 2017, $170 of administrator expenses was due from the Advisor, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, $67 of administrator expenses was payable to the Advisor, which was included in Accrued expenses and other payables on the Consolidated Statement of Assets and Liabilities.

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

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2017 and December 31, 2016, there were $28 and $67, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2017, the Advisor owed $170 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company owed $67 of administrator expenses to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2017 and December 31, 2016, $355 and $520 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2017, it had $3,255 of dividends receivable from Logan JV and C&K Market, Inc. and $457 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $200 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company had $4,473 of dividends receivable from Logan JV and C&K Market, Inc. and $640 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $400 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six month ended June 30,
	2017	2016	2017	2016
AIM Media Texas Operating, LLC	$—	$—	$—	$(78)
Airborne Tactical Advantage Company, LLC	—	—	—	685
Flagship VII, Ltd.	—	—	(808)	—
Flagship VIII, Ltd.	—	—	(649)	—
Dimont & Associates, Inc. (1)	—	—	—	(10,914)
Gryphon Partners 3.5, L.P.	—	—	589	—
Hostway Corporation	(951)	—	(951)	—
OEM Group, LLC (2)	—	—	—	(6,226)
Surgery Center Holdings, Inc.	—	3,655	—	3,655
Washington Inventory Service (3)	(10,378)	—	(10,378)	—
YP Equity Investors, LLC	1,263	—	1,263	—
Other	26	26	29	27

Net realized (losses)/gains	$(10,040)	$3,681	$(10,905)	$(12,851)

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

(3)

On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550. In connection with the sale, during the three months ended June 30, 2017, the Company recognized a loss of $10,378 and reversed $10,104 of unrealized depreciation.

In connection with the proceeds received from the exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $835 and $835, respectively, for the three and six months ended June 30, 2017.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six month ended June 30,
	2017	2016	2017	2016
Numerator—net increase in net assets resulting from operations:	$1,273	$(660)	$6,530	$(660)
Denominator—basic and diluted weighted average common shares:	32,873	33,234	32,899	33,290
Basic and diluted net increase in net assets per common share resulting from operations:	$0.04	$(0.02)	$0.20	$(0.02)

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2017 and December 31, 2016:

	As of
	June 30, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility (3)	$303,500	$125,241	$115,114	3.58%	$303,500	$107,861	$116,544	3.13%
Term Loan Facility	75,000	75,000	75,000	3.88%	75,000	75,000	102,489	3.38%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	37,761	6.75%

Total	$488,500	$310,241	$300,114	4.77%	$488,500	$292,861	$306,794	4.55%

(1)

As of June 30, 2017, excludes deferred financing costs of $1,078 for the Term Loan Facility, $1,330 for the 2021 Notes and $1,992 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)

As of December 31, 2016, excludes deferred financing costs of $1,207 for the Term Loan Facility, $1,480 for the 2021 Notes and $2,173 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(3)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.77 CAD to $1.00 USD as of June 30, 2017. The Company had no foreign borrowings as of December 31, 2016.

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of Canadian Dollar Offered Rate, or CDOR, plus 2.5% (with no floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2017. The CDOR rate on the Canadian dollar borrowings outstanding on its Revolving Facility had a one month CDOR period as of June 30, 2017.

As of June 30, 2017, the Company had United States dollar borrowings of $102,611 outstanding under the Revolving Facility with a weighted average interest rate of 3.63% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29,389 ($22,629 in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.36%. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on its Term Loan had a one month LIBOR period as of June 30, 2017.

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

For the six months ended June 30, 2017, the Company borrowed $57,879 (includes CAD $29,389 converted to USD $22,629) and repaid $40,500 under the Facilities. For the six months ended June 30, 2016, the Company borrowed $65,000 and repaid $100,250 under the Facilities.

As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,085 and $2,055, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2017 and 2016. Interest expense and related fees, excluding amortization of deferred financing costs, of $4,100 and $4,148, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2017 and 2016. Amortization of deferred financing costs of $238 and $257, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2017 and 2016. Amortization of deferred financing costs of $474 and $515, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2017 and 2016. As of June 30, 2017, the Company had $2,182 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,078 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, the Company had $2,527 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,207 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2017 was in excess of 200%.

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

As of June 30, 2017, the carrying amount and fair value of our Notes was $110,000 and $114,020, respectively. As of December 31, 2016, the carrying amount and fair value of our Notes was $110,000 and $111,596, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2017 and 2016, the Company amortized approximately $167 and $127 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, the Company amortized approximately $331 and $254 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, the Company had $3,322 and $3,653 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2017, the Company incurred interest expense on the Notes of $1,856 and $3,713, respectively. For the three and six months ended June 30, 2016, the Company incurred interest expense on the Notes of $1,434 and $2,856, respectively.

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

8. Interest Rate Derivative

On May 10, 2012, the Company entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC that expired on May 10, 2017. Under the swap agreement, with a notional value of $50,000, the Company paid a fixed rate of 1.1425% and received a floating rate based upon the current three-month LIBOR rate. The Company entered into the swap agreement to manage interest rate risk and not for speculative purposes.

The Company recorded the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts were paid or received under the swap agreement, the amounts were recorded as a realized gain (loss) through interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

The Company recognized a realized loss for the three and six months ended June 30, 2017 of $13 and $46, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for the three and six months ended June 30, 2016 of $65 and $167, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and six months ended June 30, 2017, the Company recognized $13 and $50, respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, the Company recognized $12 and ($40), respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As December 31, 2016, the Company’s fair value of its swap agreement was $(50), which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2017 and December 31, 2016, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2,500
LAI International, Inc.	3,700	—

	$3,700	$2,500
Unfunded revolving commitments
HealthDrive Corporation	$600	$1,500
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.	800	800
OEM Group, LLC	90	990
Togetherwork Holdings, LLC	116	—
Tri Starr Management Services, Inc.	444	499
Sciens Building Solutions, LLC	1,459	—

	$6,509	$6,789
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	341	341

	$1,021	$1,021

Total unfunded commitments	$11,230	$10,310

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $3 of dividends reinvested for the three and six months ended June 30, 2017. There were no dividends reinvested for the three and six months ended June 30, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2017 distributions as of June 30, 2017, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

11. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$11.71	$12.24	$11.82	$12.58
Net investment income, after taxes(2)	0.31	0.35	0.60	0.75
Net realized loss on investments(2)	(0.31)	0.11	(0.34)	(0.39)
Income tax provision, realized gain(2)	(0.02)	—	(0.02)	—
Net change in unrealized appreciation (depreciation) on investments, net of taxes(2)(7)	0.06	(0.48)	(0.04)	(0.38)

Net increase in net assets resulting from operations	0.04	(0.02)	0.20	(0.02)
Distributions to stockholders from net investment income	(0.27)	(0.34)	(0.54)	(0.68)

Net asset value attributable to THL Credit, Inc., end of period	$11.48	$11.88	$11.48	$11.88

Per share market value at end of period	$9.95	$11.13	$9.95	$11.13
Total return(3)(5)	5.47%	5.91%	4.94%	10.56%
Shares outstanding at end of period	32,776	33,169	32,776	33,169
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$376,268	$394,103	$376,268	$394,103
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)	10.41%	8.81%	10.26%	8.88%
Ratio of net investment income to average net assets, attributable to THL Credit Inc.	10.71%	11.71%	10.44%	12.40%
Portfolio turnover, attributable to THL Credit, Inc.	3.37%	2.42%	6.80%	9.65%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)	Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.
(4)	For the three months ended June 30, 2017 and 2016, the ratio components included 2.80% and 2.81% of base management fee, 1.27% and 0.00% of incentive fee, 4.58% and 3.88% of the cost of borrowing, 1.95% and 2.07% of other operating expenses, and (0.19%) and 0.05% of the impact of all taxes, respectively. For the six months ended June 30, 2017 and 2016, the ratio components included 2.73% and 2.82% of base management fee, 1.30% and 0.02% of incentive fee, 4.51% and 3.83% of the cost of borrowing, 1.90% and 2.09% of other operating expenses, and (0.18%) and 0.12% of the impact of all taxes, respectively.
(5)	Not annualized
(6)	Annualized, except for incentive fee expense related to non-recurring income or expenses, and taxes.
(7)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.

12. Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20,000 stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Dollar amount repurchased	$1,502	$1,000	$1,502	$1,537
Shares repurchased	150	91	150	142
Average price per share (including commission)	$10.01	$10.99	$10.01	$10.86
Weighted average discount to net asset value	14.68%	10.34%	14.68%	12.22%

13. Subsequent Events

From July 1, 2017 through August 4, 2017, the Company closed one new first lien senior secured debt investment totaling $17,611 in the IT Services industry and two follow-on first lien senior secured debt investments totaling $4,459. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of investment of 8.6%.

On July 17, 2017, the Company received proceeds of $19,001 from the repayment of its senior secured term loan in Food Processing Holdings, LLC, at par, and $1,216 of proceeds from the realization of its common equity interest.

On August 1, 2017, the Company’s board of directors declared a dividend of $0.27 per share payable on September 29, 2017 to stockholders of record at the close of business on September 15, 2017.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)	Amount of interest, dividends or fees credited in income (2)	Fair Value at December 31, 2016	Gross Additions (3)	Gross Reductions (4)	Fair Value at June 30, 2017
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	2,137	$12,480	$—	$(462)	$12,018
1,992,365 shares of preferred stock	—	9,962	—	—	9,962
Copperweld Bimetallics LLC
Second lien term loan 12% cash due 10/5/2021	327	5,415	—	—	5,415
676.93 shares of preferred stock	—	3,385	308	—	3,693
609,230 shares of common stock	—	10,104	104	(76)	10,132
Loadmaster Derrick & Equipment, Inc.
Senior secured revolving term loan 11.3% (LIBOR+10.3%) cash due 12/31/2020	102	—	2,550	—	2,550
Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	207	7,208	204	(2,595)	4,817
Senior secured last-out term loan 13% PIK due 12/31/2020	—	249	—	(249)	—
2,702.434 shares of preferred stock	—	—	—	—	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC
Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	973	18,703	—	—	18,703
Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	336	6,010	900	—	6,910
93.51 shares of common stock	—	11,046	1,750	—	12,796
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	455	6,391	8	(40)	6,359
4,747 shares of series A preferred stock	13	5,644	221	—	5,865
20,639 shares of common stock	—	1,472	320	—	1,792
THL Credit Logan JV LLC (5)
80% economic interest	4,180	59,737	8,413	(1,342)	66,808
Tri Starr Management Services, Inc.
LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2017	211	98	443	(391)	150
Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	146	667	129	(127)	669
Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	70	291	61	(61)	291
Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	611	2,545	537	(537)	2,545
Tranche 2 term loan 10% PIK due 9/30/2017	402	1,364	402	(269)	1,497
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	50	—	50
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	—	—	—
716.772 shares of common stock	—	4,436	797	—	5,233

Total Control Investments	$10,170	$167,207	$17,197	$(6,149)	$178,255

Affiliate Investments
THL Credit Greenway Fund LLC (6)

Investment in fund	(39)	1	—	—	1
THL Credit Greenway Fund II LLC (6)
Investment in fund	579	3	—	—	3

Total Affiliate Investments	$540	$4	$—	$—	$4

Total Control and Affiliate Investments	$10,710	$167,211	$17,197	$(6,149)	$178,259

(1)	The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2017 and December 31, 2016. Common stock and preferred stock, in some cases, are generally non-income producing.
(2)	Represents the total amount of interest and fees credited to income for the portion of the year an investment was included in the Control and Affiliate categories.
(3)	Gross additions include increases in the cost basis of investments resulting from new portfolio investments, follow-on investments, accrued PIK interest and the exchange of one or more existing securities for one or more new securities. Gross additions also include net increases in unrealized appreciation.
(4)	Gross reductions include decreases in the cost basis of investments resulting from principal payments or sales and exchanges of one or more existing securities for one or more new securities. Gross reductions also include net increases in unrealized depreciation.
(5)	Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in THL Credit Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.
(6)	Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2017, we, together with our credit-focused affiliates, collectively had $10.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2017, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately $1,900 million in aggregate commitments into 95 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2017, we, along with our managed funds and separately managed account, have received $1,199 million of gross proceeds from the realization of investments. The Company alone has received $991 million of gross proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2017, we had $674.3 million of portfolio investments (at fair value), which represents a $5.1 million, or 0.8% increase from the $669.2 million (at fair value) as of December 31, 2016. Our portfolio consisted of 46 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2017, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2016. As of June 30, 2017, we had $178.3 million of controlled portfolio investments (at fair value) in 7 portfolio companies, which represents an $11.1 million, or 6.6% increase from $167.2 million (at fair value) as of December 31, 2016. The increase was the result of follow-on investments and changes in performance of certain investments. Our average controlling equity position at June 30, 2017 was approximately $23.4 and $25.5 at cost and fair value, respectively.

At June 30, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.9 million and $14.5 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV and investments where we hold equity only positions or investments where we converted debt to a controlling equity position, by cost was approximately $31.8 million and by fair value was $31.6 million. Including such investments, our largest portfolio company investment at June 30, 2017 was our investment in the Logan JV, which totaled $67.0 and $66.8 at cost and fair value, respectively. At December 31, 2016, our average portfolio company investment at both amortized cost and fair value was approximately $16.0 million and $15.4 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $31.6 million and $30.5 million, respectively.

At June 30, 2017, based upon fair value, 90.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 9.9% bore interest at fixed rates. At December 31, 2016, 89.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 10.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2017	December 31, 2016
First lien senior secured debt (1)	10.6%	10.6%
Second lien debt	7.0%	10.2%
Subordinated debt	13.9%	12.4%
Investments in payment rights (2)	18.3%	18.3%
CLO residual interests (2)	—	14.1%
Income-producing equity securities	11.5%	12.0%

Debt and income-producing investments (3)	10.6%	10.9%
Logan JV (4)	12.7%	14.1%
Debt and income-producing investments including Logan JV (1)(4)	11.0%	11.2%

(1)	Includes all loans on non-accrual status.
(2)

Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows. Our two remaining investments in CLO residual interests as of December 31, 2016 were sold in January 2017.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of June 30, 2017 and December 31, 2016, the dividends declared and earned of $2.1 million and $2.1 million for the three months ended June 30, 2017 and December 31, 2016 respectively, represented a yield to us of 12.7% and 14.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2017, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

As of June 30, 2017 and December 31, 2016, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $12 million and $12 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2017 and December 31, 2016, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.1 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2017, our portfolio of unsponsored investments included seven investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments have Investment Scores ranging from 3 to 5, one, Tri Starr Management Services, Inc., was restructured into a controlled equity investment.

As of June 30, 2017, we have closed portfolio investments with 60 different sponsors since inception. As of December 31, 2016, we had closed portfolio investments with 56 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2017				As of December 31, 2016
	Amortized Cost	Amortized Cost as % of Total	Fair Value	Fair Value as % of Total	Amortized Cost	Amortized Cost as % of Total	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$496.9	81.2%	$474.2	78.0%	$498.1	81.4%	$479.5	79.0%
Unsponsored Investments (1)	114.7	18.8%	133.4	22.0%	113.5	18.6%	130.0	21.0%

Total	$611.6	100.0%	$607.6	100.0%	$611.6	100.0%	$609.5	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2017 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$446.2	65.8%	$432.4	64.2%
Second lien debt	57.9	8.5%	51.5	7.6%
Equity investments (2)	70.5	10.4%	86.1	12.8%
Investment in Logan JV	67.0	9.9%	66.8	9.9%
Subordinated debt	22.0	3.2%	20.5	3.0%
Investment in payment rights	11.0	1.6%	13.3	2.0%
Investments in funds	3.8	0.6%	3.6	0.5%
Warrants	0.2	0.0%	0.1	0.0%

Total investments	$678.6	100.0%	$674.3	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

(2)

Includes our holdings in C&K Market, Inc., which declared a quarterly dividend of $1.0 million for the three months ended June 30, 2017. This investment has paid a quarterly dividend since the quarter ended December 31, 2015.

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

We expect the percent of our core assets, which we define as first lien senior secured loans and the Logan JV, to continue to increase as a percent of total investments as we are repaid or liquidate our second lien debt, subordinated debt and other equity holdings over time and redeploy these proceeds. We intend to continue our efforts to reposition the portfolio towards more senior secured floating rate investments, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates.

The following is a summary of the industry classification in which the Company invests as of June 30, 2017 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$119.6	$118.5	17.56%
Industrials and manufacturing	102.6	99.6	14.78%
Financial services	76.9	79.8	11.84%
Investment funds and vehicles	67.0	66.8	9.91%
Media, entertainment and leisure	47.8	47.2	7.00%
Healthcare	44.3	44.2	6.55%
Retail & grocery	35.6	41.7	6.18%
Energy / utilities	45.1	38.2	5.66%
IT Services	38.0	36.8	5.46%
Business services	30.0	32.5	4.82%
Food & beverage	19.5	20.2	3.00%
Transportation	17.1	19.2	2.85%
Restaurants	21.7	15.9	2.35%
Consumer services	13.4	13.7	2.04%

Total Investments	$678.6	$674.3	100.00%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016 (in millions) (1).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$109.0	$107.2	15.99%
Industrials and manufacturing	101.0	102.2	15.26%
Investment funds and vehicles	59.0	59.7	8.93%
Financial services	56.8	59.6	8.91%
Media, entertainment and leisure	49.1	53.4	7.98%
Healthcare	51.8	51.8	7.75%
IT services	55.6	50.6	7.56%
Retail & grocery	35.4	40.4	6.04%
Energy / utilities	42.0	35.8	5.35%
Business services	29.1	25.9	3.88%
Food & beverage	20.6	21.2	3.17%
Restaurants	21.2	20.7	3.09%
Transportation	17.9	20.0	2.99%
Consumer services	13.4	13.5	2.02%
Structured products	8.7	7.2	1.08%

Total Investments	$670.6	$669.2	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2017 and 2016 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
New portfolio investments	$17.4	$—	$45.4	$40.0
Existing portfolio investments:
Follow-on investments (1)	4.5	15.3	9.7	23.6
Delayed draw and revolver investments (1)	1.1	1.9	6.7	6.5

Total existing portfolio investments	5.6	17.2	16.4	30.1

Total portfolio investment activity	$23.0	$17.2	$61.8	$70.1

Number of new portfolio investments	2	—	4	2
Number of existing portfolio investments	5	6	8	9
First lien senior secured debt	$18.5	$8.3	$50.4	$56.2
Investment in Logan JV	4.0	5.6	8.0	9.6
Subordinated debt	—	1.7	1.7	2.4
Equity investments	0.5	1.6	1.7	1.8
Investments in funds	—	—	—	0.1

Total portfolio investments	$23.0	$17.2	$61.8	$70.1

Weighted average yield of new debt investments	9.8%	10.5%	10.9%	10.6%
Weighted average yield, including all new income-producing investments	9.8%	10.8%	11.0%	10.7%

(1)	Includes follow-on investments in controlled investments.

For the three and six months ended June 30, 2017, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $32.7 million and $44.5 million, respectively. For the three and six months ended June 30, 2016, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $46.1 million and $110.1 million, respectively. Please refer to “Results of Operations—Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2017

•	Repayment of a senior secured term loan in Healthcarefirst, Inc. at par which resulted in proceeds of $8.3 million;

•	Sale of a second lien term loan in Hostway Corporation, which resulted in proceeds of $16.4 million;

•	Sale of a CLO residual interest in Flagship VIII, Ltd., which resulted in proceeds of $5.1 million;

•	Partial sale of a preferred equity position in A10 Capital, LLC, which resulted in proceeds of $4.3 million;

•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million;

•	Sale of a CLO residual interest in Flagship VII, Ltd., which resulted in proceeds of $2.2 million;

•	Realization of our equity interests in YP Equity Investors, LLC which resulted in proceeds of $1.7 million; and

•	Sale of a second lien term loan in Washington Inventory Service, which resulted in proceeds of $0.6 million;

For the six months ended June 30, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;

•	Repayment of a second lien term loan in Connecture, Inc., which resulted in proceeds of $22.3 million, including a prepayment premium and other fees of $0.4 million;

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2017, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.8% (based on cash invested of $852.5 million and total proceeds from these exited investments of $1,064.8 million). 87.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of June 30, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of June 30, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2

Total Investments	$250.0	$83.8	$166.2

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.7	35.3

Total Investments	$250.0	$73.7	$176.3

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $150.0 million. The amended revolving loan period ends on February 15, 2018 and the final maturity date is February 15, 2021. As of June 30, 2017 and December 31, 2016, Logan JV had $137.6 million and $129.3 million of outstanding borrowings under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At June 30, 2017, the effective interest rate on the Logan JV Credit Facility was 3.71% per annum.

As of June 30, 2017 and December 31, 2016, Logan JV had total investments at fair value of $219.9 million and $200.2 million, respectively. As of June 30, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 107 and 91 different borrowers, respectively. As of June 30, 2017 and December 31, 2016, there were no loans on non-accrual status. As of June 30, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.4 million and $0.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	As of June 30,	As of December 31,
	2017	2016
First lien secured debt (1)	$197,381	$180,385
Second lien debt (1)	27,042	23,564

Total debt investments	$224,423	$203,949

Weighted average yield on first lien secured loans (2)	6.1%	6.4%
Weighted average yield on second lien loans (2)	9.1%	9.4%
Weighted average yield on all loans (2)	6.5%	6.7%
Number of borrowers in Logan JV	107	91
Largest loan to a single borrower (1)	$4,950	$4,975
Total of five largest loans to borrowers (1)	$23,047	$23,918

(1)	At current principal amount.
(2)	Weighted average yield at their current cost.

The weighted average yield of Logan JV’s debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2017, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.1 million and $4.2 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. For the three and six months ended June 30, 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $1.8 million and $3.3 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of June 30, 2017 and December 31, 2016, $2.2 million and $3.4 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2017, the dividends declared and earned of $2.1 million for the quarter ended June 30, 2017, represented a dividend yield to the Company of 12.7% based upon average capital invested during the quarter. As of December 31, 2016, dividends declared and earned of $2.1 million for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average equity invested during the quarter. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Can Am Construction Inc	Construction & Building	6.5% (LIBOR +5.5%)	06/29/2017	06/28/2024	$1,200	$1,164	$1,176
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	990	997

Total Canada						$2,154	$2,173

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	$336	$337	$338

Total Cayman Islands						$337	$338

Denmark
Rhodia Acetow	Construction & Building	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	$1,000	$985	$1,006

Total Denmark						$985	$1,006

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	4.25% (LIBOR +3.25%)	09/04/2015	09/02/2021	$2,883	$2,896	$2,893

Total Luxembourg						$2,896	$2,893

United States of America
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	$998	$993	$992
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,463	2,445	2,462
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,462	1,472	1,467
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	04/03/2023	1,985	1,966	1,997
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,965	1,954	1,945
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,845	1,773	1,766
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,000	2,982	2,922
AMS FinCo SARL	Services: Business	6.5% (LIBOR +5.5%)	05/17/2017	05/11/2024	2,500	2,475	2,513
Ansira Holdings, Inc.(3)	Media: Advertising, Printing & Publishing	1% (LIBOR +0%)	12/20/2016	12/20/2022	255	(2)	(2)
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,737	1,721	1,724
AP Gaming I LLC	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,500	2,494	2,525
APC Aftermarket	Automotive	6% (LIBOR +5%)	05/09/2017	05/10/2024	500	490	492
Aptean, Inc.	Services: Business	5.25% (LIBOR +4.25%)	12/15/2016	12/20/2022	1,995	1,975	2,006
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,453	2,356	2,482
Avaya Inc (5)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	989	788
Avaya Inc (5)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	974	786
Avaya Inc	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	436	454
BBB Industries US Holdings, Inc.	Automotive	6% (LIBOR +5%)	02/16/2017	11/03/2021	997	995	1,006
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,634	1,604	1,655
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,326	1,315	972
Blount International, Inc.	Capital Equipment	6% (LIBOR +5%)	04/05/2016	04/12/2023	1,687	1,645	1,719
Blucora, Inc.	Services: Business	4.75% (LIBOR +3.75%)	04/21/2017	05/22/2024	960	955	970
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.25% (LIBOR +4.25%)	06/16/2017	06/15/2024	3,000	2,970	3,001
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	01/15/2015	10/11/2020	2,900	2,784	2,920
Casablanca US Holdings Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	03/29/2024	1,995	1,947	1,997
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,570	4,561	4,570

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,406	1,359	1,226
Constellis Holdings, LLC	Aerospace & Defense	6% (LIBOR +5%)	04/18/2017	04/21/2024	2,000	1,980	1,980
ConvergeOne Holdings Corp.	Telecommunications	5.75% (LIBOR +4.75%)	06/15/2017	06/02/2024	2,000	1,980	1,992
Conyers Park Parent Merger Sub Inc	Retail	5.25% (LIBOR +4.25%)	06/21/2017	06/16/2024	2,000	1,990	2,010
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,880	1,946
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,849	3,332
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,950	1,957	1,948
Cvent, Inc.	Hotel, Gaming & Leisure	5% (LIBOR +4%)	06/16/2016	11/29/2023	1,995	1,976	1,999
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	995	990	1,002
Cypress Semiconductor Corporation	High Tech Industries	3.75% (LIBOR +3.75%)	06/03/2016	07/05/2021	1,906	1,882	1,928
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,920	1,950
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,927	2,921	2,748
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,469	4,583
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,197	1,186	1,203
Everi Payments Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	05/01/2017	05/09/2024	1,500	1,493	1,512
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,633	2,609	2,667
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,981	2,967	3,026
FullBeauty Brands LP / OSP Group Inc.	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,950	3,727	2,469
Gold Standard Baking, Inc.	Wholesale	5.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,940	2,931	2,911
Green Plains Renewable Energy Inc	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,399	3,287	3,421
Gruden Acquisition Inc.	Transportation: Cargo	5.75% (LIBOR +4.75%)	06/21/2017	08/18/2022	1,995	1,945	1,948
GTCR Valor Companies, Inc.	Services: Business	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,960	3,828	3,988
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,955	1,904	1,833
Idera Inc	High Tech Industries	5.75% (LIBOR +4.75%)	06/27/2017	06/26/2024	2,800	2,772	2,800
Infoblox Inc.	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,176	2,234
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,494	3,461	3,477
Insurance Technologies(4)	High Tech Industries	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	(1)	(1)
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	960	948	922
Kemet Corporation	High Tech Industries	7% (LIBOR +6%)	04/21/2017	04/26/2024	1,000	971	1,005
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,960	3,911	3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	5.25% (LIBOR +4.25%)	06/13/2017	06/09/2024	1,250	1,244	1,265
Kraton Polymers LLC	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	02/18/2016	01/06/2022	1,387	1,261	1,402
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,388	1,280	1,384
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,604	2,615	2,624
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,424	4,397	4,424
Match Group Inc	Media: Broadcasting & Subscription	4% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	663	660
MCS Group Holdings LLC	Services: Business	5.75% (LIBOR +4.75%)	05/12/2017	05/20/2024	2,000	1,990	2,035
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,964	1,955	1,973
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,982	2,954	3,012
MND Holdings III Corp	Retail	5.5% (LIBOR +4.5%)	06/19/2017	06/06/2024	2,000	1,990	2,018
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	2,985	2,902	2,951
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	2,963	2,921	2,925
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,559	4,544	4,536
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,940	2,935	2,940
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	983	964	991
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	836	834	844
Project Leopard Holdings Inc	High Tech Industries	6.5% (LIBOR +5.5%)	06/21/2017	06/20/2023	1,750	1,746	1,757
Quincy Newspapers Inc	Media: Broadcasting & Subscription	4.25% (LIBOR +3.25%)	11/23/2015	11/02/2022	2,715	2,735	2,741
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,488	1,449	1,496
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/25/2022	966	962	953
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,852	1,840	1,871

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,736	2,713	2,783
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,985	2,917	3,000
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,985	2,971	2,983
SolarWinds Inc	High Tech Industries	4.5% (LIBOR +3.5%)	02/21/2017	02/03/2023	4,950	4,965	4,967
SourceHOV LLC	Services: Business	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,682	3,367	3,667
Sterling Midco Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	06/27/2017	06/09/2024	1,000	1,000	1,001
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	978	978	986
TKC Holdings Inc	Consumer goods: Durable	5.25% (LIBOR +4.25%)	06/08/2017	02/01/2023	299	298	299
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,955	1,870	1,092
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	998	993	1,005
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,970	1,954	1,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	202	197
Utility One Source L.P.	Construction & Building	6.5% (LIBOR +5.5%)	04/07/2017	04/18/2023	1,000	990	1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	833	833	702
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,995	1,990	2,017

Total United States of America						$187,759	$186,558

Total Senior Secured First Lien Term Loans						$194,131	$192,968

Second Lien Term Loans Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	$1,000	$992	$995

Total Luxembourg						$992	$995

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,828	$2,768	$2,863
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	968	1,023
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	1,000	990	1,016
BJ’s Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,986	2,915
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,028
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/10/2023	1,000	989	1,007
Constellis Holdings, LLC	Aerospace & Defense	10% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	985	989
DiversiTech Holdings Inc	Capital Equipment	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,980	2,043
EagleView Technology Corporation	Services: Business	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,890	2,880
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	427	423	424
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	481	459
Infoblox Inc.	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,963	2,000
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,472
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	938	963
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	551
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	990	1,002
TKC Holdings Inc	Consumer goods: Durable	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,835	1,858
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	985	992
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75

Total United States of America						$25,705	$25,985

Total Second Lien Term Loans						$26,697	$26,980

Logan JV Loan Portfolio as of June 30, 2017

(dollar amounts in thousands)

Total Investments	$220,828	$219,948

Cash and cash equivalents
Dreyfus Government Cash Management Fund	9,625	9,625
Other cash accounts	395	395

Total Cash and cash equivalents	$10,020	$10,020

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of June 30, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of June 30, 2017.
(5)	On January 19, 2017, the company filed for bankruptcy protection. The first lien lenders continue to receive payments under the court order in an aggregate amount equal to the stated coupon rate and are being recorded by the Logan JV as income. The timing and amounts of such payments will vary pending the exit from bankruptcy.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans Canada
Mood Media Corporation	Media	7% (LIBOR + 6%)	12/05/2014	05/01/2019	$2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985

Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	$338	$339	$339

Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	$2,898	$2,911	$2,932

Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	$1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981

Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	$1,000	$991	$1,000

Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	$2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425

Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784

Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016:

Selected Balance Sheet Information

	As of June 30,	As of December 31,
	2017	2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $220,828 and $199,366, respectively)	$219,948	$200,190
Cash	10,020	9,848
Other assets	9,202	677

Total assets	$239,170	$210,715

Liabilities:
Loans payable reported net of unamortized debt issuance costs	$135,845	$127,502
Payable for investments purchased	15,569	2,981
Distribution payable	2,780	4,195
Other liabilities	1,466	1,366

Total liabilities	$155,660	$136,044

Members’ capital	$83,510	$74,671

Total liabilities and members’ capital	$239,170	$210,715

Selected Statement of Operations Information

	For the three months ended June, 30 2017	For the three months ended June, 30 2016	For the six months ended June, 30 2017	For the six months ended June, 30 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,067	$3,470	$8,159	$6,660
Fee income	97	47	224	78

Total revenues	4,164	3,517	8,383	6,738
Credit facility expenses (1)	1,479	1,183	2,854	2,281
Other fees and expenses	115	147	191	238

Total expenses	1,594	1,330	3,045	2,519

Net investment income	2,570	2,187	5,338	4,219
Net realized gains	204	—	431	14
Net change in unrealized appreciation (depreciation) on investments	(1,851)	1,833	(1,704)	1,634

Net increase in members’ capital from operations	$923	$4,020	$4,065	$5,867

(1)

As of June 30, 2017, Logan JV had $137,551 of outstanding debt under its credit facility with an effective interest rate of 3.71% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under its credit facility with an effective interest rate of 3.42% per annum.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.02 million. As of June 30, 2017, all commitments have been called. Our nominal investment in Greenway is reflected in the June 30, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of June 30, 2017, distributions representing 125.0% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through June 30, 2017 totaled $187.5 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three and six months ended June 30, 2017, we recorded a net reduction of fees of $0.0 million and $0.0 million, respectively, related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, we earned $0.04 million and $0.2 million, respectively, in fees related to Greenway which was included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $0.04 million and $0.2 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of June 30, 2017, all commitments have been called. Our nominal investment in Greenway II is reflected in the June 30, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of June 30, 2017, distributions representing 56.6% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through June 30, 2017 totaled $105.8 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended June 30, 2017 and 2016, we earned $0.3 million and $0.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, we earned $0.6 million and $0.7 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $0.3 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended June 30, 2017 and 2016, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2017 and 2016, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, $0.1 million and $0.2 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

CLO Residual Interests

As of June 30, 2017 and December 31, 2016, we had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $0 and $8.7 million, respectively. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the three months ended June 30, 2017 and 2016, we recognized interest income totaling $0.0 million and $0.6 million, respectively, related to CLO residual interests. For the six months ended June 30, 2017 and 2016, we recognized interest income totaling $0.0 million and $1.2 million, respectively, related to CLO residual interests.

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

For the three months ended June 30, 2017 and 2016, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the six months ended June 30, 2017 and 2016, we recognized interest income totaling $1.0 million and $1.0 million, respectively, related to the TRA.

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

2 – The portfolio investment is performing as expected at the time of the underwriting. All new investments are initially scored a 2.

3 – The portfolio investment is operating below our underwriting expectations and requires closer monitoring. The company may be out of compliance with financial covenants, however, principal or interest payments are generally not past due.

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

For purposes of clarity, underwriting as referenced herein may be redetermined after the initial investment as a result of a transformative credit event or other material event whereby such initial underwriting is deemed by the Advisor to be no longer appropriate for the purpose of assessing investment performance relative to plan. For any investment receiving a score of a 3 or lower THL Credit Advisors will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.22 and 2.36 at June 30, 2017 and December 31, 2016, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017			December 31, 2016
Investment Score	Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$83.9	$96.8	14.4%	$48.5	$62.9	9.4%
2(b)	468.9	475.7	70.5%	358.1	364.6	54.5%
3(c)	69.2	61.5	9.1%	237.0	219.6	32.8%
4(d)	21.5	15.5	2.3%	—	—	0.0%
5(e)	35.1	24.8	3.7%	27.0	22.1	3.3%

Total	$678.6	$674.3	100.0%	$670.6	$669.2	100.0%

(a)	As of June 30, 2017 and December 31, 2016, Investment Score “1” included $19.0 million and $20.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2017 and December 31, 2016, Investment Score “2” included $179.0 million and $110.7 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2017 and December 31, 2016, Investment Score “3” included $24.5 million and $95.6 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2017 and December 31, 2016, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of June 30, 2017 and December 31, 2016, Investment Score “5” included $12.6 million and $12.4, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2017, we had loans on non-accrual status with an amortized cost basis of $46.3 million and fair value of $27.4 million. As of December 31, 2016, we had loans on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million. During the six months ended June 30, 2017, two additional loans were put on non-accrual status with an existing loan coming off non-accrual status as part of a realization of the investment. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2017 and December 31, 2016. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

The decrease in Investment Score “3” from December 31, 2016 is due largely to improved performance of certain investments, including a controlled equity position, certain energy-related investments and a consumer products investment that completed a refinancing this quarter where we now hold a first lien loan instead of a previously held second lien loan. Additionally, contributing to the decrease were two investments previously with a Score “3” that were put on non-accrual status this quarter and therefore moved to Investment Scores of “4” and “5”.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Interest income on debt securities
Cash interest	$13.0	$13.4	$25.5	$29.4
PIK interest	0.4	0.5	1.2	1.0
Prepayment premiums	—	0.3	0.1	0.3
Net accretion of discounts and other fees	1.1	0.8	2.2	1.8

Total interest on debt securities	14.5	15.0	29.0	32.5
Dividend income	3.3	2.6	6.4	5.0
Interest income on other income-producing securities	1.1	1.7	2.4	3.6
Fees related to Greenway and Greenway II	0.3	0.4	0.5	0.9
Other income (1)	1.1	0.8	1.8	1.1

Total investment income	$20.3	$20.5	$40.1	$43.1

(1)

For the three months ended June 30, 2017 and 2016, we recognized $0.4 million and $0, respectively, of non-recurring fees from portfolio companies. For the six months ended June 30, 2017 and 2016, we recognized $0.5 million and $0, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and six month periods was primarily due to the contraction in overall investment portfolio since June 30, 2016, which led to lower interest income. This decrease was offset primarily by an increase in dividend income related to the Logan JV and an increase in other income and fees.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Accumulated PIK balance, beginning of period	$4.0	$9.5	$3.1	$9.3
PIK income capitalized/receivable	0.4	0.5	1.3	1.1
PIK received in cash from repayments	—	—	—	(0.3)
PIK reduced through restructuring	—	—	—	(0.1)

Accumulated PIK balance, end of period	$4.4	$10.0	$4.4	$10.0

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2017 and 2016.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expenses
Interest and fees on Borrowings (a)	$4.3	$3.9	$8.6	$7.8
Base management fees	2.7	2.8	5.2	5.7
Incentive fees (b)	1.2	—	2.5	—
Other expenses	1.1	1.1	2.1	2.5
Administrator expenses	0.7	0.9	1.5	1.8

Total expenses before taxes	10.0	8.7	19.9	17.8
Income tax provision, excise and other taxes (c)	0.1	0.1	0.3	0.2

Total expenses after taxes	$10.1	$8.8	$20.2	$18.0

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)	For the three months ended June 30, 2017 and 2016, the ordinary income incentive fee expense of $2.3 million was reduced to $1.2 million and $2.3 million was reduced to $0, respectively, as a result of net realized and unrealized losses in the portfolio. For the six months ended June 30, 2017 and 2016, the ordinary income incentive fee expense of $4.5 million was reduced to $2.5 million and $5.0 million was reduced to $0.03 million, respectively, as a result of net realized and unrealized losses in the portfolio.
(c)	Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The increase in operating expenses during the three and six month periods was due primarily to higher costs related to borrowings and higher incentive fees. This increase was offset by lower base management fees as a result of portfolio contraction and lower administrator expenses.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $10.2 million, or $0.31 per common share based on a weighted average of 32,873,016 common shares outstanding for the three months ended June 30, 2017, as compared to $11.7 million, or $0.35 per common share based on a weighted average of 33,233,915 common shares outstanding for the three months ended June 30, 2016.

Net investment income was $19.8 million, or $0.60 per common share based on a weighted average of 32,899,048 common shares outstanding for the six months ended June 30, 2017, as compared to $25.1 million, or $0.75 per common share based on a weighted average of 33,289,811 common shares outstanding for the six months ended June 30, 2016.

The decrease in net investment income between the three month periods is primarily attributable to a decrease in interest on debt and other income-producing investments, higher interest and fees on borrowings and higher accrued incentive fees. This was offset by higher dividend income related to the Logan JV and other income.

The decrease in net investment income between the six month periods is primarily attributable to a decrease in interest on debt and other income-producing investments and a higher incentive fee. This was offset by higher dividend income related to the Logan JV.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2017 and 2016 (in millions):

	For the three months ended June 30,		For the six month ended June 30,
	2017	2016	2017	2016
AIM Media Texas Operating, LLC	$—	$—	$—	$(0.1)
Airborne Tactical Advantage Company, LLC	—	—	—	0.7
Flagship VII, Ltd.	—	—	(0.8)	—
Flagship VIII, Ltd.	—	—	(0.6)	—
Dimont & Associates, Inc. (1)	—	—	—	(10.9)
Gryphon Partners 3.5, L.P.	—	—	0.6	—
Hostway	(1.0)	—	(1.0)	—
OEM Group, LLC (2)	—	—	—	(6.2)
Surgery Center Holdings, Inc.	—	3.7	—	3.6
Washington Inventory Service (3)	(10.4)	—	(10.4)	—
YP Equity Investors, LLC	1.3	—	1.3	—
Other	0.1	—	—	—

Net realized (losses)/gains	$(10.0)	$3.7	$(10.9)	$(12.9)

(1)	On March 14, 2016, as part of a further restructuring of the business, the cost basis of our equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, we recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.
(2)	On March 17, 2016, as part of a restructuring of the business, the cost basis of our first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million. In connection with the restructuring, we recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.
(3)	On June 8, 2017, as part of restructuring the business, we agreed to sell our second lien term loan to the first lien lenders for $0.6 million. In connection with the sale, during the three months ended June 30, 2017, we recognized a loss of $10.4 million and reversed $10.1 million of unrealized depreciation.

In connection with the proceeds received from the exit of our equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, we recorded an income tax provision on realized gains of $0.8 million and $0.8 million, respectively, for the three and six months ended June 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gross unrealized appreciation on investments	$7.3	$6.2	$11.1	$7.3
Gross unrealized depreciation on investments	(15.1)	(18.6)	(20.5)	(29.6)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	8.6	(3.5)	6.5	9.8

Total	$0.8	$(15.9)	$(2.9)	$(12.5)

The net change in unrealized appreciation (depreciation) on our investments for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was the result of changes in the capital market conditions, the reversal of prior period net unrealized depreciation on certain assets, including Washington Inventory Service and Hostway Corporation, and the change in unrealized depreciation of CRS Reprocessing, LLC and Specialty Brands Holdings, LLC.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2017 and 2016, we recognized a benefit (provision) for tax on unrealized gains on investments of $1.7 million and ($0.1) million for consolidated subsidiaries, respectively. For the six months ended June 30, 2017 and 2016, we recognized a benefit (provision) for tax on unrealized gains on investments of $1.9 million and ($0.2) million for consolidated subsidiaries, respectively. As of June 30, 2017 and December 31, 2016, $3.9 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries including the exit of our equity investments in YP Equity Investors, LLC, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012 and expired on May 10, 2017. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended June 30, 2017 and 2016, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.01 million and $0.01 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the six months ended June 30, 2017 and 2016, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.05 million and ($0.04) million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended June 30, 2017 and 2016, we realized a loss of $0.0 million and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the six months ended June 30, 2017 and 2016, we realized a loss of $0.0 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. These changes were due to capital market changes impacting swap rates.

Net Increase in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $1.3 million, or $0.04 per common share based on a weighted average of 32,873,016 common shares for the three months ended June 30, 2017, as compared to ($0.7) million, or ($0.02) per common share based on a weighted average of 33,233,915 common shares for the three months ended June 30, 2016, respectively.

Net increase (decrease) in net assets resulting from operations totaled $6.5 million, or $0.20 per common share based on a weighted average of 32,899,048 common shares for the six months ended June 30, 2017, as compared to ($0.7) million, or ($0.02) per common share based on a weighted average of 33,289,811 common shares for the six months ended June 30, 2016.

The increase in net assets from operations between the three months ended June 30, 2017 and 2016 and the six months ended June 30, 2017 and 2016 is due primarily to the decrease in the realized and unrealized losses in the portfolio.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2017 Annual Stockholder Meeting held on June 6, 2017, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. There can be no assurance that these capital resources will be available.

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

We borrowed $57.9 million (includes CAD $29.4 million converted to USD $22.6 million) under our Revolving Facility for the six months ended June 30, 2017 and repaid $40.5 million our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $65.0 million under our Revolving Facility for the six months ended June 30, 2016 and repaid $100.3 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities (used) provided cash of $(0.5) million and $59.6 million for the six months ended June 30, 2017 and 2016, respectively, primarily in connection with the purchase and sales of portfolio investments. For the six months ended June 30, 2017, our financing activities borrowed $17.4 million on our facility and used $17.8 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs. For the six months ended June 30, 2016, our financing activities used $35.3 million to repay borrowings on our facility, $22.6 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs.

As of June 30, 2017 and December 31, 2016, we had cash of $3.9 million and $6.4 million, respectively. We had no cash equivalents as of June 30, 2017 and December 31, 2016.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2017 and December 31, 2016 (in millions):

	As of
	June 30, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (2)	Weighted Average Borrowings Outstanding	Weighted Average Interest Rate
Revolving Facility	$303.5	$125.2	$115.1	3.58%	$303.5	$107.9	$116.5	3.13%
Term Loan Facility	75.0	75.0	75.0	3.88%	75.0	75.0	102.5	3.38%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	37.8	6.75%

Total	$488.5	$310.2	$300.1	4.77%	$488.5	$292.9	$306.8	4.55%

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Revolving Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2017. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of June 30, 2017.

As of June 30, 2017, we had United States dollar borrowings of $102.6 million outstanding under the Revolving Facility with a weighted average interest rate of 3.63% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29.4 million ($22.6 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.36%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

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

For the six months ended June 30, 2017, we borrowed $57.9 million (includes CAD $29.4 million converted to USD $22.6 million) and repaid $40.5 million under the Facilities. For the six months ended June 30, 2016, we borrowed $65.0 million and repaid $100.3 million under the Facilities.

As of June 30, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.1 million and $2.1 million were incurred in connection with the Facilities during the three months ended June 30, 2017 and 2016, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $4.1 million and $4.1 million were incurred in connection with the Facilities during the six months ended June 30, 2017 and 2016, respectively.

Amortization of deferred financing costs of $0.2 million and $0.3 million, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2017 and 2016. Amortization of deferred financing costs of $0.5 million and $0.5 million, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2017 and 2016. As of June 30, 2017, we had $2.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.1 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.2 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of June 30, 2017 was in excess of 200%.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2017, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2017, the carrying amount and fair value of our Notes was $110.0 million and $114 million, respectively. As of December 31, 2016, the carrying value and fair value of our 2021 Notes was $110.0 million and $111.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three and six months ended June 30, 2017, we amortized approximately $0.2 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, we amortized approximately $0.1 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2017 and December 31, 2016, we had $3.3 million and $3.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three and six months ended June 30, 2017, we incurred interest expense on the Notes of approximately $1.9 and $3.7 million, respectively. For the three and six months ended June 30, 2016, we incurred interest expense on the Notes of approximately $1.4 and $2.9 million, respectively.

Interest Rate Derivative

On May 10, 2012, we entered into a five-year interest rate swap agreement, or swap agreement, with ING Capital Markets, LLC that expired on May 10, 2017. Under the swap agreement, with a notional value of $50 million, we paid a fixed rate of 1.1425% and received a floating rate based upon the current three month LIBOR rate. We entered into the swap agreement to manage interest rate risk and not for speculative purposes.

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

For the three and six months ended June 30, 2017, we recognized $0.0 million and $0.0 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, we recognized $0.1 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three and six months ended June 30, 2017, we recognized $0.01 million and $0.05 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the three and six months ended June 30, 2016, we recognized $0.01 million and ($0.04) million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2016, the fair value of our swap agreement was ($0.05) million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2017 and December 31, 2016, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2.5
LAI International, Inc.	3.7	—

	3.7	$2.5
Unfunded revolving commitments
HealthDrive Corporation	$0.6	$1.5
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.	0.8	0.8
OEM Group, LLC	0.1	1.0
Togetherwork Holdings, LLC	0.1	—
Tri Starr Management Services, Inc.	0.4	0.5
Sciens Building Solutions, LLC	1.5	—

	$6.5	$6.8
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3

	$1.0	$1.0

Total unfunded commitments	$11.2	$10.3

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0.003 million of dividends reinvested for the three and six months ended June 30, 2017. There were no dividends reinvested for the three and six months ended June 30, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2017 distributions as of June 30, 2017,

100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2017 and 2016 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Dollar amount repurchased	$1.5	$1.0	$1.5	$1.5
Shares repurchased	0.2	0.1	0.2	0.1
Average price per share (including commission)	$10.01	$10.99	$10.01	$10.86
Weighted average discount to net asset value	14.68%	10.34%	14.68%	12.22%

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

For the three months ended June 30, 2017 and 2016, we incurred base management fees payable to the Advisor of $2.7 million and $2.8 million, respectively. For the six months ended June 30, 2017 and 2016, we incurred base management fees payable to the Advisor of $5.2 million and $5.7 million, respectively. As of June 30, 2017 and December 31, 2016, $2.7 million and $2.6 million, respectively, was payable to the Advisor.

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

For the three months ended June 30, 2017 and 2016, we incurred $1.2 million and $0, respectively, of incentive fees related to ordinary income. For the six months ended June 30, 2017 and 2016, we incurred $2.5 million and $0.03 million, respectively, of incentive fees related to ordinary income. The higher incentive fees compared to the prior three and six months were the result of realized and unrealized losses in the portfolio. As of June 30, 2017 and December 31, 2016, $1.1 million and $2.2 million, respectively, of such incentive fees are currently payable to the Advisor. As of June 30, 2017 and December 31, 2016, $1.2 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of June 30, 2017 and December 31, 2016.

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2017 and 2016, we incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2017 and 2016, we incurred administrator expenses of $0.7 million and $0.9 million, respectively. For the six months ended June 30, 2017 and 2016, we incurred administrator expenses of $1.5 million and $1.8 million, respectively. As of June 30, 2017 and December 31, 2016, $0.14 million of administrator expenses were due from the Advisor and $0.07 million was payable to the Advisor, respectively.

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

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2017 and December 31, 2016, there was $0.03 million and $0.07 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2017, the Advisor owed $0.17 million of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we owed $0.07 million, of administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of June 30, 2017 and December 31, 2016, $0.4 million and $0.5 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of June 30, 2017, we had $3.3 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.5 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.2 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.6 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.4 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

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

Debt Investments

For debt investments, we generally determine the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investments. Our estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where we also hold a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA. The collateral valuation analysis is utilized when repayment is based on the sale of the underlying collateral. This is a new technique we implemented during the quarter ended June 30, 2017.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2017, we had loans on non-accrual status with an amortized cost basis of $46.3 million and fair value of $27.4 million. As of June 30, 2016, we had loans on non-accrual status with an amortized cost basis of $54.5 million and fair value of $30.1 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the three months ended June 30, 2017 and 2016 we incurred U.S. federal excise tax and other tax expenses of $0.2 million and $0.1 million, respectively. For the six months ended June 30, 2017 and 2016 we incurred U.S. federal excise tax and other tax expenses of $0.3 million and $0.2 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and six months ended June 30, 2017 and 2016 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
Current income tax provision:
Current income tax provision	$(0.1)	$(0.1)	$(0.2)	$(0.2)
Current tax provision on realized gain on investments	(0.8)	—	(0.8)	—

Deferred income tax benefit:
Deferred income tax benefit	0.1	0.1	0.2	0.2
Benefit (provision) for taxes on unrealized gain on investments	1.7	(0.1)	1.9	(0.2)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2017 and December 31, 2016, $0.0 million and $0.1 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2017 and December 31, 2016, $0.9 million and $0, respectively, of income taxes payable were included in income taxes payable on the Consolidated Statements of Assets and Liabilities relating to a current tax provision for taxable ordinary income and realized gains for a consolidated blocker corporation. As of June 30, 2017 and December 31, 2016, $3.9 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of June 30, 2017 and December 31, 2016, $3.9 million (net of $1.4 million allowance) and $2.4 million (net of $2.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. The Company believes that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

From July 1, 2017 through August 4, 2017, we closed one new first lien senior secured debt investment totaling $17.6 million in the IT Services industry and two follow-on first lien senior secured debt investments totaling $4.5 million. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of investment of 8.6%.

On July 17, 2017, we received proceeds of $19.0 million from the repayment of our senior secured term loan in Food Processing Holdings, LLC, at par, and $1.2 million of proceeds from the realization of our common equity interest.

On August 1, 2017, our board of directors declared a dividend of $0.27 per share payable on September 29, 2017 to stockholders of record at the close of business on September 15, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2017, 90.1% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2017 and December 31, 2016, the weighted average interest rate floor on our floating rate loans was 0.94% and 0.91%, respectively. Our Revolving Facility and Term Loan Facility are also subject to floating interest rates.

Based on our June 30, 2017, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$13.3	$6.0	$7.3
Up 200 basis points	$8.9	$4.0	$4.9
Up 100 basis points	$4.4	$2.0	$2.4
Down 300 basis points	$(1.3)	$(1.8)	$0.5
Down 200 basis points	$(1.3)	$(1.8)	$0.5
Down 100 basis points	$(1.3)	$(1.6)	$0.3

1)	Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2017 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments, including borrowings under our Revolving Facility and Term Loan Facility, that could affect net increase in net assets resulting from operations, or net income.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017 other than as described in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the Securities and Exchange Commission on May 4, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

During the six months ended June 30, 2017, we purchased 150,000 shares at a weighted average price per share of $10.01. The following table presents information with respect to the Company’s purchases of its common stock during the six months ended June 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2016 through January 31, 2017	—	$—	—	$20,962,548
February 1, 2017 through February 28, 2017	—	$—	—	$20,962,548
March 1, 2017 through March 31, 2017	—	$—	—	$20,000,000
April 1, 2017 through April 30, 2017	—	$—	—	$20,000,000
May 1, 2017 through May 31, 2017	88,800	$9.97	88,800	$19,911,200
June 1, 2017 through June 30, 2017	61,200	$10.07	61,200	$19,850,000

	150,000	$10.01	150,000

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: August 3, 2017	By:	/S/ SAM W. TILLINGHAST

Sam W. Tillinghast
Co-Chief Executive Officer

Date: August 3, 2017	By:	/S/ CHRISTOPHER J. FLYNN

Christopher J. Flynn
Co-Chief Executive Officer

Date: August 3, 2017	By:	/S/ TERRENCE W. OLSON

Terrence W. Olson
Chief Financial Officer