Form 10-Q
period 2017-09-30
THL Credit, Inc.
filed 2017-11-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 9, 2017 was 32,673,590.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	September 30, 2017	December 31, 2016
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $485,847 and $519,837, respectively)	$473,443	$501,992
Controlled investments (cost of $167,062 and $150,765, respectively)	179,972	167,207
Non-controlled, affiliated investments (cost of $4 and $4, respectively)	4	4
Cash	3,545	6,376
Interest, dividends, and fees receivable	10,562	9,041
Deferred financing costs	2,007	2,527
Deferred tax assets	5,327	2,442
Prepaid expenses and other assets	1,629	1,225
Due from affiliate	475	590
Total assets	$676,964	$691,404
Liabilities:
Loans payable ($187,360 and $182,862 face amounts, respectively, reported net of deferred financing costs of $1,012 and $1,207, respectively. See Note 7)	$186,348	$181,655
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $3,153 and $3,653, respectively. See Note 7)	106,847	106,347
Deferred tax liability	4,944	4,518
Accrued incentive fees	1,156	3,243
Base management fees payable	2,621	2,608
Accrued expenses and other payables	2,054	1,701
Income taxes payable	728	-
Accrued interest and fees	729	961
Other deferred liabilities	141	501
Interest rate derivative	—	50
Total liabilities	305,568	301,584
Commitments and contingencies (Note 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,674 and 32,925 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	33	33
Paid-in capital in excess of par	435,111	437,623
Net unrealized depreciation on investments, net of provision for taxes of $1,395 and $3,656, respectively	(2,695)	(5,197)
Net unrealized depreciation on interest rate derivative	—	(50)
Accumulated net realized losses	(75,074)	(51,732)
Accumulated undistributed net investment income	13,029	8,428
Total net assets attributable to THL Credit, Inc.	370,404	389,105
Net assets attributable to non-controlling interest	992	715
Total net assets	$371,396	$389,820
Total liabilities and net assets	$676,964	$691,404
Net asset value per share attributable to THL Credit, Inc.	$11.34	$11.82

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$13,510	$16,790	$41,245	$51,642
Dividend income	—	73	139	147
Other income	418	443	1,913	1,499
From non-controlled, affiliated investments:
Other income	279	373	820	1,238
From controlled investments:
Interest income	2,080	1,164	5,727	2,336
Dividend income	3,683	2,685	9,924	7,641
Other income	141	38	423	113
Total investment income	20,111	21,566	60,191	64,616
Expenses:
Interest and fees on borrowings	4,023	3,484	11,836	10,488
Base management fees	2,621	2,678	7,834	8,390
Incentive fees	811	2,624	3,276	2,654
Administrator expenses	670	888	2,207	2,708
Other general and administrative expenses	462	542	1,508	1,720
Amortization of deferred financing costs	409	389	1,214	1,157
Professional fees	818	350	1,522	1,180
Directors' fees	169	168	518	578
Total expenses before incentive fee waivers	9,983	11,123	29,915	28,875
Incentive fee waiver (Note 4)	(811)	—	(811)	—
Total expenses, net of incentive fee waivers	9,172	11,123	29,104	28,875
Income tax provision (benefit), excise and other taxes	(215)	(52)	90	184
Net investment income	11,154	10,495	30,997	35,557
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(11,324)	(25,100)	(22,230)	(27,064)
Controlled investments	—	120	—	(10,767)
Foreign currency transactions	6	—	(68)	—
Net realized loss on investments	(11,318)	(24,980)	(22,298)	(37,831)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	10,421	20,021	5,165	(6,765)
Controlled investments	(5,795)	4,654	(3,533)	18,983
Translation of assets and liabilities in foreign currencies	(869)	—	(1,389)	—
Net change in unrealized appreciation on investments	3,757	24,675	243	12,218
Net change in unrealized appreciation attributable to non-controlling interests	162	—	276	—
Net realized and unrealized loss from investments	(7,399)	(305)	(21,779)	(25,613)
Provision for taxes on realized gain on investments	(7)	—	(842)	—
Benefit (provision) for taxes on unrealized gain on investments	365	(381)	2,261	(588)
Benefit (provision) for taxes on realized and unrealized gain on investments	358	(381)	1,419	(588)
Interest rate derivative periodic interest payments, net	—	(66)	(46)	(232)
Net change in unrealized appreciation on interest rate derivative	—	144	50	104
Net increase in net assets resulting from operations	$4,113	$9,887	$10,641	$9,228
Net investment income per common share:
Basic and diluted	$0.34	$0.32	$0.94	$1.07
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.13	$0.30	$0.33	$0.28
Dividends declared and paid	$0.27	$0.34	$0.81	$1.02
Weighted average shares of common stock outstanding:
Basic and diluted	32,722	33,169	32,839	33,235

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2017	2016
Increase in net assets from operations:
Net investment income	$30,997	$35,557
Net realized loss on investments	(22,298)	(37,831)
Net change in unrealized appreciation on investments	243	12,218
Provision for taxes on realized gain on investments	(842)	—
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	276	—
Benefit (provision) for taxes on unrealized gain on investments	2,261	(588)
Interest rate derivative periodic interest payments, net	(46)	(232)
Net change in unrealized appreciation on interest rate derivative	50	104
Net increase in net assets resulting from operations	10,641	9,228
Distributions to stockholders:
Distributions to stockholders from net investment income	(26,575)	(33,880)
Total distributions to stockholders	(26,575)	(33,880)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	3	—
Repurchase of common stock	(2,493)	(1,537)
Net decrease in net assets from capital share transactions	(2,490)	(1,537)
Total decrease in net assets	(18,424)	(26,189)
Net assets at beginning of period	389,820	418,899
Net assets at end of period	$371,396	$392,710
Common shares outstanding at end of period	32,674	33,169
Capital share activity:
Shares issued from reinvestment of dividend	—	—
Shares repurchased	252	142

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,641	$9,228
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized appreciation on investments	(519)	(12,218)
Net change in unrealized appreciation on interest rate derivative	(50)	(104)
Net realized loss on investments	22,819	37,977
Net realized gain on foreign exchange currency transactions	(5)	—
Increase in investments due to PIK	(2,082)	(1,501)
Amortization of deferred financing costs	1,214	1,157
Accretion of discounts on investments and other fees	(3,643)	(3,393)
Changes in operating assets and liabilities:
Purchases of investments	(90,421)	(96,142)
Proceeds from sale and paydown of investments	90,457	156,804
Increase in interest, dividends and fees receivable	(1,521)	(1,274)
Decrease in due from affiliate	115	197
Increase (decrease) in prepaid expenses and other assets	310	372
Increase in income taxes payable	728	—
Increase in deferred tax asset	(2,885)	(285)
Increase (decrease) in accrued expenses and other payables	338	(145)
(Decrease) increase in accrued credit facility fees and interest	(232)	480
Increase in deferred tax liability	426	503
Increase (decrease) in base management fees payable	13	(266)
Decrease in other deferred liabilities	(360)	(125)
Decrease in accrued incentive fees payable, net	(2,087)	(325)
Net cash provided by operating activities	23,256	90,940
Cash flows from financing activities:
Repurchase of common stock	(2,493)	(1,537)
Borrowings under credit facility	85,860	98,250
Repayments under credit facility	(82,750)	(153,250)
Issuance of shares of common stock from dividend reinvestment	3	—
Distributions paid to stockholders	(26,575)	(33,880)
Financing and offering costs paid	(132)	(110)
Net cash used in financing activities	(26,087)	(90,527)
Net (decrease) increase in cash	(2,831)	413
Cash, beginning of period	6,376	3,850
Cash, end of period	$3,545	$4,263
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	10,530	9,340
Income taxes paid	24	1
PIK income earned	1,786	1,733

Non-cash Operating Activities:

For the nine months ended September 30, 2017 and 2016, 0.3 shares and 0 shares of common stock were issued in connection with dividend reinvestments of $3 and $0, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
— 127.48% of net asset value
First lien senior secured debt
—100.24% of net asset value
Canada
—6.27% of net asset value
Fairstone Financial Inc. (7)(17)(27)	Financial services	12% (CDOR + 11%)	3/31/2017	3/31/2023	$23,527	$22,082	$23,292
			Subtotal Canada		$23,527	$22,082	$23,292
Midwest
—10.07% of net asset value
BeneSys Inc.	Business services	11.6% (LIBOR + 10.3%)	3/31/2014	3/31/2019	$10,854	$10,793	$10,854
BeneSys Inc. (9)	Business services	11.6% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	433	436
Home Partners of America, Inc. (17)	Consumer services	8.2% (LIBOR + 7%)	10/13/2016	10/13/2022	13,669	13,439	13,737
Matilda Jane Holdings, Inc.	Consumer products	9.7% (LIBOR + 8.5%)	5/1/2017	5/1/2022	12,548	12,289	12,360
			Subtotal midwest		$37,507	$36,954	$37,387
Northeast
—33.46% of net asset value
Aerogroup International Inc.	Consumer products	9.8% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,102	$12,993	$12,447
Alex Toys, LLC	Consumer products	11.8% (LIBOR + 10.5%)	6/30/2014	8/15/2019	30,201	29,924	30,201
Anexinet Corp.	IT services	7.7% (LIBOR + 6.5%)	7/28/2017	7/28/2022	17,611	17,271	17,271
Constructive Media, LLC	Media, entertainment and leisure	11.3% (LIBOR + 10%)	11/23/2015	11/23/2020	12,173	12,018	11,564
Dodge Data & Analytics LLC	IT services	10.1% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,684	10,591	10,631
Duff & Phelps Corporation (8)	Financial services	5.1% (LIBOR + 3.8%)	5/15/2013	4/23/2020	239	241	241
HealthDrive Corporation	Healthcare	9.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,925	9,780	9,826
HealthDrive Corporation (9)	Healthcare	9.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	900	878	900
The John Gore Organization, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	6/28/2021	14,015	13,818	14,155
The John Gore Organization, Inc. (9) (10)	Media, entertainment and leisure	8.8% (LIBOR + 7.5%)	8/8/2013	6/28/2021	—	(12)	—
Wheels Up Partners, LLC	Transportation	9.9% (LIBOR + 8.6%)	1/31/2014	10/15/2021	7,338	7,288	7,338
Wheels Up Partners, LLC	Transportation	9.9% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,308	8,308	8,308
Women's Health USA	Healthcare	7.8% (LIBOR + 6.6%)	8/8/2017	8/8/2022	1,406	1,382	1,382
				Subtotal northeast	$125,902	$124,480	$124,264
Southeast
—10.41% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Sciens Building Solutions, LLC	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	$9,748	$9,572	$9,651
Sciens Building Solutions, LLC (9)	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	245	200	245
Togetherwork Holdings, LLC (9)	Business services	8.3% (LIBOR + 7%)	4/18/2017	12/2/2020	232	226	232
Togetherwork Holdings, LLC	Business services	8.3% (LIBOR + 7%)	4/18/2017	12/2/2020	4,731	4,653	4,779
Virtus Pharmaceuticals, LLC	Healthcare	10.8% (8)	7/17/2014	7/17/2019	24,013	23,765	23,773
				Subtotal southeast	$38,969	$38,416	$38,680
Southwest
—34.36% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	$10,645	$10,645	$10,432
Charming Charlie, LLC.	Retail & grocery	9.3% (LIBOR + 11.0%) (8.0% Cash + 1.0% PIK)	12/18/2013	12/24/2019	23,543	22,501	19,656
Hart InterCivic, Inc.	IT services	11.8% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,341	25,984
Holland Intermediate Acquisition Corp.	Energy / utilities	10.3% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,810	20,567
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	10.3% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.8% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,377	24,144
LAI International, Inc.	Industrials and manufacturing	10.7% (8)	10/22/2014	10/22/2019	21,848	21,591	21,848
LAI International, Inc. (9)	Industrials and manufacturing	8.5% (8)	10/22/2014	10/22/2019	4,492	4,492	4,492
LAI International, Inc. (9)	Industrials and manufacturing	10.7% (8)	4/24/2017	10/22/2019	488	481	488
				Subtotal southwest	$133,132	$131,238	$127,611
West
—5.67% of net asset value
It's Just Lunch International LLC	Media, entertainment and leisure	9.7% (LIBOR + 8.5%)	7/28/2016	7/28/2021	$5,500	$5,415	$5,500
MeriCal, LLC	Consumer products	10.2% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,700	15,375	15,543
				Subtotal west	$21,200	$20,790	$21,043

			Subtotal first lien senior secured debt		$380,237	$373,960	$372,277

Second lien debt
—11.16% of net asset value
Northeast
—7.37% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Merchants Capital Access, LLC (17)	Financial services	11.8% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,500	$12,350	$11,875
Specialty Brands Holdings, LLC (23)	Restaurants	10.7% PIK (11)	7/16/2013	12/1/2017	22,131	21,462	15,491
				Subtotal northeast	$34,631	$33,812	$27,366
Southeast
—2.47% of net asset value
MB Medical Operations LLC	Healthcare	10.2% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,131	$8,976	$9,177
				Subtotal southeast	$9,131	$8,976	$9,177
West
—1.32% of net asset value
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2022	$5,165	$5,165	$4,907
				Subtotal west	$5,165	$5,165	$4,907

			Subtotal second lien debt		$48,927	$47,953	$41,450

Subordinated debt
—5.41% of net asset value
Northeast
—2.06% of net asset value
Aerogroup International Inc. (23)	Consumer products	12.0% PIK	8/5/2015	3/9/2020	332	328	—
Aerogroup International Inc. (23)	Consumer products	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	—
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash and 4.5% PIK) (11)	4/30/2012	12/31/2017	8,806	8,806	7,661
			Subtotal northeast		$9,977	$9,973	$7,661
Northwest
—3.35% of net asset value
A10 Capital, LLC (9)(17)	Financial services	12.5%	8/25/2014	2/25/2021	$12,302	$12,225	$12,425
				Subtotal northwest	$12,302	$12,225	$12,425

			Subtotal subordinated debt		$22,279	$22,198	$20,086

Equity investments
—6.11% of net asset value
Midwest
—0.18% of net asset value
Hostway Corporation (22)	IT services		12/27/2013	12/13/2020	20,000	$1,800	$—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Hostway Corporation (21)	IT services		12/27/2013		1,800	200	196
Matilda Jane Holdings, Inc. (13)(21)	Consumer products		5/1/2017		488,896	489	488
			Subtotal midwest			$2,489	$684
Northeast
—0.93% of net asset value
Aerogroup International Inc. (22)	Consumer products		6/9/2014		253,616	$11	—
Aerogroup International Inc. (21)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products		5/22/2015		153.85	1,000	—
Alex Toys, LLC (12)(13)(15)(21)	Consumer products		6/22/2016	6/12/2021	121.18	888	256
Constructive Media, LLC (12)(22)	Media, entertainment and leisure		11/23/2015		750,000	750	79
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,757	$3,459
Northwest
—4.13% of net asset value
A10 Capital, LLC (12)(14)(17)(21)	Financial services		8/25/2014	2/25/2021	4,433.47	$15,251	$15,324
			Subtotal northwest			$15,251	$15,324
Southeast
—0.29% of net asset value
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	$191	$410
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	354
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	295
			Subtotal southeast			$1,152	$1,059
Southwest
—0.43% of net asset value
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	$619	$36
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	65
Igloo Products Corp. (22)	Consumer products		4/30/2014		1,902.04	1,716	1,280
Sciens Building Solutions, LLC (21)	Business services		7/12/2017		170.39	170	199
			Subtotal southwest			$2,634	$1,580
West
—0.16% of net asset value
MeriCal, LLC (12)(13)(22)	Consumer products		9/30/2016	9/30/2021	5,124.30	$10	$61
MeriCal, LLC (12)(13)(21)	Consumer products		9/30/2016		500.29	505	537
			Subtotal west			$515	$598

				Subtotal equity		$26,798	$22,704

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Warrants
—0.01% of net asset value
Southwest
—0.01% of net asset value
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$29
				Subtotal southwest		$175	$29

				Subtotal warrants		$175	$29

Investment in payment rights
—3.57% of net asset value
Northeast
—3.57% of net asset value
Duff & Phelps Corporation (8) (16)(17)	Financial services	18.3%	6/1/2012			$10,979	$13,242
				Subtotal northeast		$10,979	$13,242

			Subtotal investment in payment rights			$10,979	$13,242

Investments in funds (17)
—0.98% of net asset value
Midwest
—0.75% of net asset value
Freeport Financial SBIC Fund LP (17)(28)	Financial services		6/14/2013			$2,957	$2,768
				Subtotal midwest		$2,957	$2,768
West
—0.24% of net asset value
Gryphon Partners 3.5, L.P. (17)(28)	Financial services		11/20/2012			$827	$887
				Subtotal west		$827	$887

			Subtotal investments in funds			$3,784	$3,655

Total non-controlled/non-affiliated investments
—127.48% of net asset value						$485,847	$473,443
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Controlled investments
—48.46% of net asset value

First lien senior secured debt
—12.53% of net asset value
Northeast
—3.20% of net asset value
Thibaut, Inc (18)	Consumer products	14.0%	6/20/2014	6/19/2019	$6,343	$6,314	$6,343
Tri Starr Management Services, Inc. (18)(24)	Business services	8% (ABR + 3.8%)	7/22/2016	9/30/2018	87	87	87
Tri Starr Management Services, Inc. (18)(25)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	584	669
Tri Starr Management Services, Inc. (18)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	246	291
Tri Starr Management Services, Inc. (18)	Business services	6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,154	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,535	1,198	1,535
Tri Starr Management Services, Inc. (18)(23)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,023	320	409
Tri Starr Management Services, Inc. (18)(23)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,201	1,062	—
				Subtotal northeast	$15,694	$11,965	$11,879
Southeast
—1.90% of net asset value
Loadmaster Derrick & Equipment, Inc. (18)(23)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,513	$7,307	$3,756
Loadmaster Derrick & Equipment, Inc. (18)(23)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,550	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.6% (LIBOR+ 10.3%)	1/17/2017	12/31/2020	3,300	3,300	3,300
				Subtotal southeast	$12,363	$11,660	$7,056
Southwest
—7.43% of net asset value
OEM Group, LLC (18)	Industrials and manufacturing	10.7% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.7% (LIBOR + 9.5%)	3/16/2016	2/15/2019	8,910	8,892	8,910
				Subtotal southwest	$27,613	$27,595	$27,613

			Subtotal first lien senior secured debt		$55,670	$51,220	$46,548

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Second lien debt
—1.46% of net asset value
Southeast
—1.46% of net asset value
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—16.65% of net asset value
Northeast
—3.75% of net asset value
Thibaut, Inc (13) (18) (19) (21)	Consumer products		6/20/2014		4,747	$4,726	$5,978
Thibaut, Inc (13)(18)(22)	Consumer products		6/20/2014		20,639	—	1,818
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		0.720	3,136	6,135
				Subtotal northeast		$7,862	$13,931
Northwest
—5.20% of net asset value
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,270	$9,340
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal northwest		$13,226	$19,302
Southeast
—3.58% of net asset value
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	$3,385	$3,805
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	9,490
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		2,955.600	—	—
				Subtotal southeast		$13,449	$13,295
Southwest
—4.12% of net asset value
OEM Group, LLC (12)(13)(18)(21)(26)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$15,299

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal southwest		$8,890	$15,299

				Subtotal equity		$43,427	$61,827
Investments in funds
—17.82% of net asset value
Northeast
—17.82% of net asset value
THL Credit Logan JV LLC (12)(17)(18)(20)(22)(28)	Investment funds and vehicles		12/3/2014		—	$67,000	$66,182
				Subtotal northeast		67,000	66,182

			Subtotal investments in funds			$67,000	$66,182
Total controlled investments
—48.46% of net asset value						$167,062	$179,972

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3
				Subtotal northeast		$4	$4

			Subtotal investments in funds			$4	$4

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Total non-controlled/affiliated investments
—0.00% of net asset value						$4	$4

Total investments—175.94% of net asset value						$652,913	$653,419

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)

As of September 30, 2017, 24.1% and 24.5% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2017. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of September 30, 2017, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.23%, 1.27%, 1.33% and 1.50%, respectively. As of September 30, 2017, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.31%, 1.36%, 1.42% and 1.64%, respectively.

(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 13.0% cash and 2% PIK due on a monthly basis.
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of September 30, 2017.
(17)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(18)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended September 30, 2017 in which the issuer was a portfolio company that the Company is deemed to control.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2017

(dollar amounts in thousands)

(unaudited)

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

(21)	Preferred stock
(22)	Common stock and member interest.
(23)	Loan was on non-accrual as of September 30, 2017.
(24)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(25)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(26)	Includes $577 of cost and $992 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2017.
(27)	Canadian denominated investment with a par and fair market value of CAD $30,000 and CAD $29,130, respectively.
(28)	Investment is measured at fair value using net asset value.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value
Non-controlled/non-affiliated investments
— 128.78% of net asset value

First lien senior secured debt
Aerogroup International Inc.	Consumer products and services	9.5% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,308	$13,159	$12,773
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	10,214	10,213	9,191
BeneSys Inc.	Business services	11.3% (LIBOR + 10.3%)	3/31/2014	3/31/2019	11,023	10,931	10,831
BeneSys Inc. (8)	Business services	11.3% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	431	429
Charming Charlie, LLC.	Retail & grocery	9.0% (LIBOR + 8.0%)	12/18/2013	12/24/2019	23,541	22,186	17,950
Constructive Media, LLC	Media, entertainment and leisure	11.0% (LIBOR+10.0%)	11/23/2015	11/23/2020	13,954	13,735	13,779
CRS Reprocessing, LLC	Industrials and manufacturing	8.0%	6/16/2011	6/30/2017	15,185	15,185	12,831
Dodge Data & Analytics LLC	IT services	9.8% (LIBOR + 8.8%)	11/20/2014	10/31/2019	11,171	11,040	11,116
Duff & Phelps Corporation (10)	Financial services	4.8% (LIBOR + 3.8%)	5/15/2013	4/23/2020	241	243	244
Food Processing Holdings, LLC	Food & beverage	10.5% (LIBOR + 9.5%)	10/31/2013	10/31/2018	20,179	20,019	20,179
Hart InterCivic, Inc.	IT services	11.3% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,215	25,664
HEALTHCAREfirst, Inc.	Healthcare	13.6% (7)	8/31/2012	8/30/2017	8,460	8,417	8,334
HealthDrive Corporation	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	10,000	9,828	9,828
HealthDrive Corporation (8) (9)	Healthcare	9.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	—	(26)	—
Holland Intermediate Acquisition Corp.	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	21,880	21,732	19,145
Holland Intermediate Acquisition Corp. (8)	Energy / utilities	10.0% (LIBOR + 9.0%)	5/29/2013	5/29/2018	—	—	—
Home Partners of America, Inc.	Consumer products and services	8.0% (LIBOR + 7.0%)	10/13/2016	10/13/2022	13,668	13,405	13,531
Igloo Products Corp.	Consumer products and services	11.5% (ABR+ 7.8%)	3/28/2014	3/28/2020	24,636	24,301	24,144
It's Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,399	5,445
The John Gore Organization, Inc. (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	14,734	14,486	14,734
The John Gore Organization, Inc. (8) (9) (23)	Media, entertainment and leisure	9.0% (LIBOR + 8.0%)	8/8/2013	6/28/2021	—	(14)	—
LAI International, Inc.	Industrials and manufacturing	10.4% (7)	10/22/2014	10/22/2019	21,976	21,680	21,976
LAI International, Inc. (8)	Industrials and manufacturing	8.2% (7)	10/22/2014	10/22/2019	4,526	4,526	4,526
MeriCal, LLC	Consumer products and services	10.0% (LIBOR + 9.0%)	9/30/2016	9/30/2021	14,950	14,582	14,614
RealD Inc.	Media, entertainment and leisure	8.5% (LIBOR + 7.5%)	3/22/2016	3/22/2021	14,888	14,762	14,888

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value
Virtus Pharmaceuticals, LLC	Healthcare	10.8% (7)	7/17/2014	7/17/2019	24,013	23,663	24,013
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	1/31/2014	10/15/2021	8,069	8,000	8,149
Wheels Up Partners, LLC	Transportation	9.6% (LIBOR + 8.6%)	8/27/2014	7/15/2022	8,934	8,934	9,023

			Subtotal first lien senior secured debt		$341,086	$336,032	$327,337
Second lien debt
Alex Toys, LLC	Consumer products and services	11.5% (LIBOR + 10.5%)	6/30/2014	12/30/2019	$30,202	$29,834	$29,068
Hostway Corporation	IT services	10.0% (LIBOR + 8.8%)	12/27/2013	12/13/2020	17,500	17,317	13,825
Merchants Capital Access, LLC	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	12,500	12,319	12,438
MB Medical Operations LLC	Healthcare	10.0% (LIBOR + 9.0%)	12/7/2016	6/7/2022	9,131	8,951	8,951
Specialty Brands Holdings, LLC	Restaurants	10.5% (LIBOR + 8.8%) (9.5% Cash and 1.0% PIK)	7/16/2013	12/1/2017	21,153	21,048	20,307
Washington Inventory Service (25)	Business services	13.8% (ABR + 10.0%)	12/27/2012	6/20/2019	11,000	10,928	5,280

			Subtotal second lien debt		$101,486	$100,397	$89,869

Subordinated debt
A10 Capital, LLC (8)	Financial services	12.0%	8/25/2014	2/25/2021	$10,636	$10,556	$10,635
Aerogroup International Inc.	Consumer products and services	12.0% PIK	8/5/2015	3/9/2020	296	296	—
Aerogroup International Inc.	Consumer products and services	10.0% PIK (11)	1/27/2016	3/9/2020	839	839	579
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2019	9,666	9,666	8,700
Martex Fiber Southern Corp.	Industrials and manufacturing	15.5% (12.0% Cash and 3.5% PIK) (11)	4/30/2012	9/30/2017	8,345	8,294	8,178

			Subtotal subordinated debt		$29,782	$29,651	$28,092

Equity investments
A10 Capital, LLC (12)(14)(21)	Financial services		8/25/2014		5,109.53	$18,395	$18,519
Aerogroup International Inc. (22)	Consumer products and services		6/9/2014		253,616	11	—
Aerogroup International Inc. (21)	Consumer products and services		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(22)	Consumer products and services		5/22/2015		153.85	1,000	634

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value
Alex Toys, LLC (12)(13)(15)(21)(24)	Consumer products and services		6/22/2016		121.18	788	838
Allied Wireline Services, LLC (12)(15)(22)	Energy / utilities		2/28/2014		618,867.92	619	—
Constructive Media, LLC (12)	Media, entertainment and leisure		11/23/2015		750,000	750	436
Dimont & Associates, Inc. (22)	Financial services		3/14/2016		312.51	129	90
Firebirds International, LLC (12)(22)	Restaurants		5/17/2011		1,906	191	344
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		162.44	163	264
Food Processing Holdings, LLC (12)(22)	Food & beverage		4/20/2010		406.09	408	772
Hostway Corporation (22)	IT services		12/27/2013		20,000	200	—
Hostway Corporation (21)	IT services		12/27/2013		1,800	1,800	—
Igloo Products Corp. (22)	Consumer products and services		4/30/2014		1,902.04	1,716	1,670
MeriCal, LLC (12)(13)(22)	Consumer products and services		9/30/2016		5,000	5	5
MeriCal, LLC (12)(13)(21)	Consumer products and services		9/30/2016		495	495	505
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		231.82	244	306
Virtus Pharmaceuticals, LLC (12)(15)(22)	Healthcare		3/31/2015		589.76	590	411
Wheels Up Partners, LLC (12)(15)(22)	Transportation		1/31/2014		1,000,000	1,000	2,840

				Subtotal equity		$29,739	$27,634

Warrants
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$—
YP Equity Investors, LLC (15)	Media, entertainment and leisure		5/8/2012		—	—	4,151

				Subtotal warrants		$175	$4,151

CLO residual interests
Flagship VII, Ltd.(6)(16)	Structured products	12.8%	12/18/2013			$2,961	$2,154
Flagship VIII, Ltd.(6)(16)	Structured products	14.8%	10/3/2014			5,720	5,071

			Subtotal CLO residual interests			$8,681	$7,225

Investment in payment rights

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value
Duff & Phelps Corporation (10) (16)	Financial services	18.3%	6/1/2012			$10,979	$13,289

			Subtotal investment in payment rights			$10,979	$13,289

Investments in funds (17)
Freeport Financial SBIC Fund LP	Financial services		6/14/2013			$2,957	$2,837
Gryphon Partners 3.5, L.P.	Financial services		11/20/2012			1,226	1,558

			Subtotal investments in funds			$4,183	$4,395

Total non-controlled/non-affiliated investments
—128.78% of net asset value						$519,837	$501,992

Controlled investments
—42.89% of net asset value

First lien senior secured debt
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,208	$7,103	$7,208
Loadmaster Derrick & Equipment, Inc. (25)(18)	Energy / utilities	13% PIK	7/1/2016	12/31/2020	1,550	1,054	249
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	2/15/2019	18,703	18,703	18,703
OEM Group, LLC (18)	Industrials and manufacturing	10.3% (LIBOR + 9.5%)	3/16/2016	6/30/2017	6,010	6,010	6,010
Thibaut, Inc (18)	Consumer products and services	14.0%	6/20/2014	6/19/2019	6,391	6,349	6,391
Tri Starr Management Services, Inc. (18)(26)	Business services	7.5% (ABR + 3.8%)	7/22/2016	9/30/2017	98	98	98
Tri Starr Management Services, Inc. (18)(27)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	667	372	667
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	291	142	291
Tri Starr Management Services, Inc. (18)	Business services	5.8% (LIBOR + 4.8%)	7/22/2016	9/30/2017	2,545	1,238	2,545
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	1,364	480	1,364
Tri Starr Management Services, Inc. (18)(25)	Business services	10.0% PIK	7/22/2016	9/30/2017	909	320	—
Tri Starr Management Services, Inc. (18)(25)	Business services	5.0% PIK	7/22/2016	9/30/2017	3,016	1,062	—

			Subtotal first lien senior secured debt		$48,752	$42,931	$43,526

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value

Second lien debt
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
C&K Market, Inc. (18)(22)	Retail & grocery		11/3/2010		1,992,365	$2,271	$12,480
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	10,956	9,962
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016		676.93	3,385	3,385
Copperweld Bimetallics LLC (18)(22)	Industrials and manufacturing		10/5/2016		609,230	8,950	10,104
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		7/1/2016		2,702.434	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities		12/21/2016		10,930.508	—	—
OEM Group, LLC (12)(13)(18)(21)(28)	Industrials and manufacturing		3/16/2016		10,000	8,890	11,046
Thibaut, Inc (13) (18) (19) (21)	Consumer products and services		6/20/2014		4,747	4,717	5,644
Thibaut, Inc (13)(18)(22)	Consumer products and services		6/20/2014		20,639	—	1,472
Tri Starr Management Services, Inc. (18)(22)	Business services		7/22/2016		716.772	3,136	4,436

				Subtotal equity		$43,419	$58,529
Investments in funds
THL Credit Logan JV LLC (12)(17)(18)(20)(22)	Investment funds and vehicles		12/3/2014		—	$59,000	$59,737

			Subtotal investments in funds			$59,000	$59,737
Total controlled investments
—42.89% of net asset value						$150,765	$167,207

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
THL Credit Greenway Fund LLC (12)(17)(22)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(22)	Financial services		3/1/2013			3	3

			Subtotal investments in funds			$4	$4

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2016

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value
Total non-controlled/affiliated investments
—0.00% of net asset value						$4	$4

Total investments—171.67% of						$670,606	$669,203
net asset value

Derivative Instruments
ING Capital Markets, LLC	Interest Rate Swap – Pay Fixed/Receive Floating	1.1425%/LIBOR	05/10/17	1	$50,000	$—	$(50)
Total derivative instruments - -0.01 % of net asset value					$50,000	$—	$(50)

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)	As of December 31, 2016, 12.4% and 12.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets.
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

September 30, 2017

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

In November 2016, the Company completed a public debt offering selling $25,000 of 6.75% Notes due 2022, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $24,250.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2017 and December 31, 2016.

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

Deferred Revenue

Deferred revenues consist of proceeds received for interest and other fees for which the earnings process is not yet complete. Such amounts will be recognized into income over such time that the income is earned. These amounts are included within other deferred liabilities on the Company’s Consolidated Statements of Assets and Liabilities.

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

Valuation of Investments

The Company accounts for its Investment Portfolio at fair value. As a result, the Company follows the provisions of ASC 820, Fair Value Measurements and Disclosures ("ASC 820"). ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. ASC 820 requires the Company to assume that the portfolio investment is to be sold in the principal market to independent market participants, which may be a hypothetical market. Market participants are defined as buyers and sellers in the principal market that are independent, knowledgeable and willing and able to transact.

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

Debt Investments

For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA. The collateral valuation analysis is utilized when repayment is based on the sale of the underlying collateral. This new technique was initially implemented by the Company during the quarter ended June 30, 2017.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2017, the Company had loans on non-accrual status with an amortized cost basis of $32,371 and fair value of $19,656. As of September 30, 2016, the Company had loans on non-accrual status with an amortized cost basis of $21,127 and fair value of $18,746.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2017 and 2016:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Accumulated PIK balance, beginning of period	$4,412	$9,997	$3,086	$9,302
PIK income capitalized/receivable	427	641	1,785	1,733
PIK received in cash from repayments	—	—	(32)	(256)
PIK reduced through restructurings/sales	(44)	(6,332)	(44)	(6,473)
Accumulated PIK balance, end of period	$4,795	$4,306	$4,795	$4,306

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2017 and 2016.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the dividends paid. For the three months ended September 30, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax expenses of $19 and $85, respectively. For the nine months ended September 30, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax expenses of $310 and $310, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Current income tax provision:
Current income tax benefit (provision)	$170	$(9)	$6	$(245)
Current tax provision on realized gain on investments	(7)	—	(842)	—

Deferred income tax benefit:
Deferred income tax benefit	64	146	214	371
Benefit (provision) for taxes on unrealized gain on investments	365	(381)	2,261	(588)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2017 and December 31, 2016, $39 and $112, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017 and December 31, 2016, $728 and $0, respectively, of income taxes payable were included in income taxes payable on the Consolidated Statements of Assets and Liabilities relating to a current tax provision for taxable ordinary income and realized gains for a consolidated blocker corporation. As of September 30, 2017 and December 31, 2016, $4,944 and $4,518, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2017 and December 31, 2016, $5,327 (net of $381 allowance) and $2,442 (net of $2,115 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2013 remain subject to examination by taxing authorities.

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

In December 2016, the FASB issued ASU 2016-19, “Technical Corrections and Improvements (Topic 820)”, which includes minor corrections and clarifications that affect a wide variety of topics in the Accounting Standards Codification, including an amendment to Topic 820, “Fair Value Measurement”, which clarifies the difference between a valuation approach and a valuation technique when applying the guidance of that Topic. The amendment also requires an entity to disclose when there has been a change in either or both a valuation approach and/or a valuation technique.  The transition guidance for the Topic 820 amendment must be applied prospectively because it could potentially involve the use of hindsight that includes fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, for all entities beginning after December 15, 2016.  The Company adopted this standard effective January 1, 2017, and any further required disclosures surrounding changes to valuation approach and/or a valuation technique are disclosed in the Company’s consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$418,825	$—	$—	$418,825
Second lien debt	46,865	—	—	46,865
Subordinated debt	20,086	—	—	20,086
Equity investments	84,531	—	—	84,531
Warrants	29	—	—	29
Investment in Logan JV (1)	66,182	—	—	—
Investment in payment rights	13,242	—	—	13,242
Investments in funds (1)	3,659	—	—	—
Total investments	$653,419	$—	$—	$583,578

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$370,863	$—	$—	$370,863
Second lien debt	95,284	—	—	95,284
Subordinated debt	28,092	—	—	28,092
Equity investments	86,163	—	—	86,163
Warrants	4,151	—	—	4,151
CLO residual interests	7,225	—	—	7,225
Investment in Logan JV (1)	59,737	—	—	—
Investment in payment rights	13,289	—	—	13,289
Investments in funds (1)	4,399	—	—	—
Total investments	$669,203	$—	$—	$605,067
Interest rate derivative	(50)	—	(50)	—
Total liability at fair value	$(50)	$—	$(50)	$—

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of September 30, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products	$118,057	$116,363	17.82%	31.34%
Industrials and manufacturing	89,605	96,111	14.71%	25.88%
Financial services	77,045	80,123	12.26%	21.57%
Investment funds and vehicles	67,000	66,182	10.13%	17.82%
IT Services	55,203	54,082	8.28%	14.56%
Healthcare	45,742	45,707	6.99%	12.31%
Retail & grocery	35,727	38,958	5.96%	10.49%
Energy / utilities	46,023	38,120	5.83%	10.26%
Business services	34,834	38,067	5.83%	10.25%
Media, entertainment and leisure	31,989	31,298	4.79%	8.43%
Transportation	16,596	18,770	2.87%	5.05%
Restaurants	21,653	15,901	2.43%	4.28%
Consumer services	13,439	13,737	2.10%	3.70%
Total Investments	$652,913	$653,419	100.00%	175.94%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016(1):

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products	$108,866	$107,037	15.99%
Industrials and manufacturing	101,038	102,174	15.26%
Investment funds and vehicles	59,000	59,737	8.93%
Financial services	56,808	59,614	8.91%
Media, entertainment and leisure	49,118	53,433	7.98%
Healthcare	51,794	51,843	7.75%
IT services	55,572	50,605	7.56%
Retail & grocery	35,413	40,392	6.04%
Energy / utilities	42,010	35,793	5.35%
Business services	29,138	25,941	3.88%
Food & beverage	20,590	21,215	3.17%
Restaurants	21,239	20,651	3.09%
Transportation	17,934	20,012	2.99%
Consumer services	13,405	13,531	2.02%
Structured products	8,681	7,225	1.08%
Total Investments	$670,606	$669,203	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$270,831	$267,989	41.02%	72.16%
Southwest	180,305	182,029	27.86%	49.01%
Southeast	69,296	64,785	9.91%	17.44%
Northwest	40,703	47,049	7.20%	12.67%
Midwest	42,399	40,839	6.25%	11.00%
West	27,297	27,436	4.20%	7.39%
Canada	22,082	23,292	3.56%	6.27%
Total Investments	$652,913	$653,419	100.00%	175.94%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2016:

Region	Amortized Cost	Fair Value	% of Total Portfolio
Northeast	$253,249	$258,128	38.57%
Southwest	180,857	175,003	26.15%
Southeast	81,377	85,752	12.81%
Midwest	70,643	62,618	9.36%
Northwest	42,178	51,596	7.71%
West	42,302	36,106	5.40%
Total Investments	$670,606	$669,203	100.00%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be two to six years.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$359,830	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	46,548	Market comparable companies (market approach)	EBITDA Multiple	5.6	x	-	6.5	x	(6.1	x)
	12,447	Collateral Analysis	Recovery Rate	95%
Second lien debt	25,959	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		(13%)
	20,906	Market comparable companies (market approach)	EBITDA Multiple	1.6	x	-	1.8	x	(1.7	x)
Subordinated debt	20,086	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	21%		-	23%		(22%)
Equity investments	69,207	Market comparable companies (market approach)	EBITDA Multiple	5.1	x	-	5.9	x	(5.5	x)
	15,324	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%		-	17%		(17%)
Warrants	29	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Investment in payment rights	13,242	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	15%		15%
			Federal Tax Rates	35%		-	40%		(38%)

Total Level 3 Investments	$583,578

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$301,101	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	14%		(13%)
	69,762	Market comparable companies (market approach)	EBITDA Multiple	5.5	x	-	6.7	x	(6.1	x)
Second lien debt	89,869	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Subordinated debt	28,092	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%		-	17%		(16%)
Equity investments	67,644	Market comparable companies (market approach)	EBITDA Multiple	4.9	x	-	5.8	x	(5.4	x)
	18,519	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	15%		(15%)
Warrants	4,151	Market comparable companies (market approach)	EBITDA Multiple	3.8	x	-	4.3	x	(4.0	x)
Investment in payment rights	13,289	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	15%		15%
			Federal Tax Rates	35%		-	40%		(38%)
CLO residual interests	7,225	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18%		-	23%		20%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%
Total Level 3 Investments	$605,067

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases	78,934	—	1,651	1,859	—	—	—	82,444
Sales and repayments	(54,827)	(21,434)	—	(7,155)	—	—	(7,225)	(90,641)
Unrealized appreciation (depreciation)(1)	2,511	4,227	(1,520)	(2,851)	29	(47)	1,457	3,806
Realized (loss) gain	(11,969)	(11,329)	—	1,934	—	—	(1,457)	(22,821)
Net amortization of premiums, discounts and fees	3,439	100	70	31	—	—	—	3,640
PIK	805	386	493	399	—	—	—	2,083
Transfers between categories (2)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—
Ending balance, September 30, 2017	$418,825	$46,865	$20,086	$84,531	$29	$13,242	$—	$583,578
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$356	$(4,914)	$(1,519)	$1,765	$29	$(47)	$—	$(4,330)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)

Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments, and transfer of Alex Toys, LLC from second lien debt to first lien debt.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2016 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases (2)	107,398	—	2,418	14,955	—	—	—	124,771
Sales and repayments (2)	(93,114)	(78,338)	(11,439)	(1,632)	—	—	(6,768)	(191,291)
Unrealized appreciation (depreciation)(1)	800	(7,295)	10,899	6,535	1,209	252	215	12,615
Realized loss	(12,801)	—	(21,896)	(5,983)	—	—	(1,104)	(41,784)
Net amortization of premiums, discounts and fees	2,114	1,165	84	30	—	—	—	3,393
PIK	607	123	501	270	—	—	—	1,501
Ending balance, September 30, 2016	$371,491	$92,741	$44,348	$73,489	$6,209	$13,559	$7,345	$609,182
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(6,070)	$(7,069)	$(277)	$792	$1,209	$251	$(425)	$(11,589)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the nine months ended September 30, 2017 and 2016 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2017 and C&K Market, Inc., OEM Group, LLC, THL Credit Logan JV, LLC, Thibaut, Inc. and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2016.

	For the nine months ended September 30,
Income Statement	2017	2016
Net Sales	$456,993	$455,093
Gross Profit	119,688	109,937
Net income (loss)	(9,926)	(13,322)

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

As of September 30, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2017
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

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $175,000. The amended revolving loan period ends on February 18, 2018 and the final maturity date is February 18, 2021. As of September 30, 2017 and December 31, 2016, Logan JV had $149,193 and $129,257 outstanding debt under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of September 30, 2017, the effective interest rate on the Logan JV Credit Facility was 3.86% per annum.

As of September 30, 2017 and December 31, 2016, Logan JV had total investments at fair value of $233,153 and $200,190, respectively. As of September 30, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 124 and 91 different borrowers, respectively. As of September 30, 2017 and December 31, 2016, there were no loans on non-accrual status. As of September 30, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $943 and $392, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2017 and December 31, 2016:

	As of	As of
	September 30, 2017	December 31, 2016
First lien secured debt, at par	$212,999	$180,385
Second lien debt, at par	25,412	23,564
Total debt investments, at par	$238,411	$203,949
Weighted average yield on first lien secured loans (1)	6.0%	6.4%
Weighted average yield on second lien loans (1)	8.8%	9.4%
Weighted average yield on all loans (1)	6.3%	6.7%
Number of borrowers in Logan JV	124	91
Largest loan to a single borrower (2)	$5,000	$4,975
Total of five largest loans to borrowers (2)	$23,405	$23,918

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2017 and December 31, 2016, respectively, including accretion of original issue discount and loan origination fees. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended September 30, 2017 and 2016, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,480 and $2,000, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. For nine months ended September 30, 2017 and 2016, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $6,660 and $5,360, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of September 30, 2017 and December 31, 2016, $2,480 and $3,356, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the dividend declared and earned of $2,480 for the quarter ended September 30, 2017, represented a dividend yield to the Company of 14.8% based upon average capital invested. As of December 31, 2016, dividend income declared and earned of $2,080 for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested.

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	6.5% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,197	$1,162	$1,201
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	991	999
PNI Canada Acquireco Corp	High Tech Industries	6.75% (LIBOR +5.75%)	08/23/2017	08/23/2022	1,825	1,716	1,751
Total Canada						$3,869	$3,951

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	335	$337	$338
Total Cayman Islands						$337	$338

Denmark
Rhodia Acetow	Construction & Building	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	998	$983	$1,003
Total Denmark						$983	$1,003

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	2.75% (LIBOR +2.75%)	09/04/2015	09/02/2021	2,812	$2,826	$2,812
Total Luxembourg						$2,826	$2,812

United States of America
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	995	$991	$990
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,456	2,440	2,456
A Place for Mom Inc	Services: Consumer	5% (LIBOR +4%)	07/28/2017	08/10/2024	4,000	3,980	4,012
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,459	1,467	1,470
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,980	1,962	1,975
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,965	1,955	1,962
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	2,233	2,252
Air Methods Corporation	Healthcare & Pharmaceuticals	4.5% (LIBOR +3.5%)	09/22/2017	04/22/2024	1,786	1,752	1,765
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,820	1,753	1,733
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,248	3,217	3,068
AMS FinCo SARL	Services: Business	6.5% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,494	2,470	2,516
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	139	139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,737	1,722	1,724
AP Gaming I LLC	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,494	2,488	2,547
APC Aftermarket	Automotive	6% (LIBOR +5%)	05/09/2017	05/10/2024	499	489	488
Aptean, Inc.	Services: Business	5.25% (LIBOR +4.25%)	12/15/2016	12/20/2022	1,990	1,971	2,004
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,438	2,345	2,474
Avaya Inc (6)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	988	834
Avaya Inc (6)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	974	832
Avaya Inc (6)	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	437	443
BBB Industries US Holdings, Inc.	Automotive	5.5% (LIBOR +4.5%)	02/16/2017	11/03/2021	975	973	987
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,589	1,562	1,612
Big River Steel LLC	Metals & Mining	6% (LIBOR +5%)	08/15/2017	08/23/2023	2,000	1,980	2,030

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,307	1,297	1,115
Blount International, Inc.	Capital Equipment	6% (LIBOR +5%)	04/05/2016	04/12/2023	1,683	1,643	1,702
Blucora, Inc.	Services: Business	4.75% (LIBOR +3.75%)	04/21/2017	05/22/2024	933	929	942
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,993	2,964	3,011
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	01/15/2015	10/11/2020	898	860	901
Casablanca US Holdings Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	03/29/2024	1,990	1,944	1,991
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,509	4,502	4,509
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,388	1,344	1,107
Constellis Holdings, LLC	Aerospace & Defense	6% (LIBOR +5%)	04/18/2017	04/21/2024	1,995	1,976	1,999
ConvergeOne Holdings Corp.	Telecommunications	5.75% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,996	1,977	1,998
Conyers Park Parent Merger Sub Inc	Retail	5% (LIBOR +4%)	06/21/2017	07/07/2024	2,000	1,990	2,018
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,882	1,953
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6% (LIBOR +5%)	07/14/2017	03/31/2023	4,937	4,889	4,887
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	5% (LIBOR +5%)	09/29/2017	09/28/2024	692	(2)	(2)
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	5% (LIBOR +5%)	09/29/2017	09/28/2024	2,308	2,302	2,302
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,851	2,803
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,945	1,952	1,950
Cvent, Inc.	Hotel, Gaming & Leisure	5% (LIBOR +4%)	06/16/2016	11/29/2023	1,990	1,972	2,015
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	993	988	999
DigiCert, Inc.	Services: Business	5.75% (LIBOR +4.75%)	09/20/2017	09/20/2024	1,000	995	1,011
DXP Enterprises, Inc.	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	08/16/2017	08/15/2023	1,500	1,485	1,494
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,920	2,914	2,791
EnergySolutions, LLC	Environmental Industries	5.75% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	3,779	3,797
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,194	1,183	1,188
Everi Payments Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	05/01/2017	05/09/2024	1,496	1,489	1,512
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,627	2,603	2,664
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,975	2,966	3,031
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,940	3,728	2,950
Gold Standard Baking, Inc.	Wholesale	5.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,933	2,924	2,903
Green Plains Inc	Chemicals, Plastics & Rubber	6.5% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,429	1,414	1,435
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,995	1,947	1,973
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,951	1,901	1,852
Heartland Dental LLC	Services: Consumer	5.75% (LIBOR +4.75%)	07/28/2017	07/31/2023	2,000	1,990	2,014
Idera Inc	High Tech Industries	6% (LIBOR +5%)	06/27/2017	06/28/2024	2,361	2,339	2,379
Infoblox Inc.	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,210	2,172	2,229
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,450	3,419	3,441
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	-
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	931	920	900
Kemet Corporation	High Tech Industries	7% (LIBOR +6%)	04/21/2017	04/26/2024	988	960	994
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,950	3,903	3,930
KMG Chemicals Inc	Chemicals, Plastics & Rubber	5.25% (LIBOR +4.25%)	06/13/2017	06/15/2024	1,223	1,217	1,242
Kraton Polymers LLC	Chemicals, Plastics & Rubber	4% (LIBOR +3%)	02/18/2016	01/06/2022	782	707	793
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,369	1,267	1,364
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,597	2,608	2,617
Logix Holding Co LLC	Telecommunications	6.5% (LIBOR +5.5%)	08/11/2017	08/09/2024	1,000	990	1,009

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,412	4,386	4,412
MCS Group Holdings LLC	Services: Business	5.75% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,995	1,985	2,022
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,959	1,950	1,976
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,975	2,948	3,034
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	2,925	2,885	2,888
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,547	4,533	4,525
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,933	2,928	2,932
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +5.75%)	09/13/2017	09/08/2023	3,000	2,963	2,962
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	2,388	2,418
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	980	963	990
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	836	834	844
Project Leopard Holdings Inc	High Tech Industries	6.5% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,750	1,746	1,772
Quincy Newspapers Inc	Media: Broadcasting & Subscription	4.25% (LIBOR +3.25%)	11/23/2015	11/02/2022	2,685	2,704	2,699
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,400	1,366	1,414
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	962	946
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,852	1,841	1,870
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,729	2,707	2,773
Silverback Merger Sub Inc	High Tech Industries	4% (LIBOR +4%)	08/11/2017	08/21/2024	1,200	1,197	1,205
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,978	2,913	3,007
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,978	2,964	2,910
Starfish- V Merger Sub Inc	High Tech Industries	6% (LIBOR +5%)	08/11/2017	08/16/2024	1,250	1,238	1,228
Sterling Midco Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	06/27/2017	06/19/2024	998	998	1,003
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.25% (LIBOR +4.25%)	10/11/2016	06/27/2022	970	970	992
TKC Holdings Inc	Consumer goods: Durable	5.25% (LIBOR +4.25%)	06/08/2017	02/01/2023	299	297	302
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,950	1,872	932
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	995	990	1,002
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,965	1,950	1,908
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	202	184
Utility One Source L.P.	Construction & Building	6.5% (LIBOR +5.5%)	04/07/2017	04/18/2023	998	988	1,025
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	833	833	650
Viewpoint Inc	High Tech Industries	5.25% (LIBOR +4.25%)	07/18/2017	07/19/2024	1,000	995	1,004
Weight Watchers International, Inc.	Beverage, Food & Tobacco	4% (LIBOR +3.25%)	08/04/2017	04/02/2020	1,995	1,976	1,974
Wirepath Home Systems LLC	Services: Business	6.25% (LIBOR +5.25%)	07/31/2017	08/05/2024	3,000	2,985	3,024
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	08/19/2024	5,000	4,975	4,994
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,990	1,985	2,025
Total United States of America						$201,784	$199,872

Total Senior Secured First Lien Term Loans						$209,799	$207,976

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$992	$960
Total Luxembourg						$992	$960

United States of America

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	7.75% (LIBOR +7.75%)	09/26/2017	09/26/2025	2,333	$2,316	$2,357
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	1,000	991	1,002
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,986	2,875
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,025
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/10/2023	1,000	989	1,002
Constellis Holdings, LLC	Aerospace & Defense	10% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	993
DigiCert, Inc.	Services: Business	9.5% (LIBOR +8.5%)	09/20/2017	09/21/2024	750	746	758
DiversiTech Holdings Inc	Capital Equipment	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	427	424	424
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	476
Infoblox Inc.	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,964	2,000
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,003
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,393
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	941	969
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	551
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	998
TKC Holdings Inc	Consumer goods: Durable	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,875
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	986	993
Viewpoint Inc	High Tech Industries	9.25% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	990	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75

Total United States of America						$24,133	$24,217

Total Second Lien Term Loans						$25,125	$25,177

Total Investments						$234,924	$233,153

Cash and cash equivalents
Dreyfus Government Cash Management Fund						17,262	17,262
Other cash accounts						1,310	310
Total Cash and cash equivalents						$17,572	$17,572

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of September 30, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of September 30, 2017.
(5)	Represents a delayed draw commitment of $692, which was unfunded as of September 30, 2017.
(6)

On January 19, 2017, the company filed for bankruptcy protection. The first lien lenders continue to receive payments under the court order in an aggregate amount equal to the stated coupon rate and are being recorded by the Logan JV as income. The timing and amounts of such payments will vary pending the exit from bankruptcy.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985
Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	338	$339	$339
Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932
Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981
Total United States						$169,389	$169,847
Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000
Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Total United States of America						$21,890	$22,229
Total Second Lien Term Loans						$22,881	$23,229
Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784
Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

Selected Balance Sheet Information:

	As of	As of
	September 30, 2017	December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $234,923 and $199,366, respectively)	$233,153	$200,190
Cash	17,572	9,848
Other assets	856	677
Total assets	$251,581	$210,715
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$147,549	$127,502
Payable for investments purchased	16,541	2,981
Distribution payable	3,100	4,195
Other liabilities	1,664	1,366
Total liabilities	$168,854	$136,044
Members' capital	$82,727	$74,671
Total liabilities and members' capital	$251,581	$210,715

Selected Statement of Operations Information:

	For the three months ended September, 30 2017	For the three months ended September, 30 2016	For the nine months ended September, 30 2017	For the nine months ended September, 30 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,559	$3,798	$12,717	$10,459
Fee income	39	89	263	167
Total revenues	4,598	3,887	12,980	10,626
Credit facility expenses (1)	1,637	1,298	4,491	3,579
Other fees and expenses	89	105	280	343
Total expenses	1,726	1,403	4,771	3,922
Net investment income	2,872	2,484	8,209	6,704
Net realized gains	336	166	767	179
Net change in unrealized appreciation (depreciation) on investments	(891)	3,640	(2,595)	5,274
Net increase in members' capital from operations	$2,317	$6,290	$6,381	$12,157

(1)

As of September 30, 2017, Logan JV had $149,193 of outstanding debt under the credit facility with an effective interest rate of 3.86% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.42% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended September 30, 2017 and 2016, the Company recognized interest income totaling $505 and $509 respectively, related to the TRA. For the nine months ended September 30, 2017 and 2016, the Company recognized interest income totaling $1,499 and $1,509, respectively, related to the TRA.

CLO Residual Interests

As of September 30, 2017, the Company had sold its last remaining investment in CLO residual interests or subordinated notes. As of December 31, 2016, the Company had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $8,681. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the three and nine months ended September 30, 2017, the Company recognized interest income totaling $0 and $33, respectively, related to CLO residual interests. For the three and nine months ended September 30, 2016, the Company recognized interest income totaling $485 and $1,676, respectively, related to CLO residual interests.

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

Incentive Fee on Net Investment Income

On November 7, 2017, the Company announced that it had accepted the Advisor’s proposal to irrevocably waive the receipt of incentive fees related to net investment income, that it would otherwise be entitled to receive under the investment management agreement, for the period commencing on July 1, 2017 and ending on December 31, 2017. Such waived incentive fees will not be subject to recoupment.

In addition, the Company accepted the Advisor’s proposal to waive the receipt of up to 25% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 to the extent necessary to support the Company paying a minimum quarterly distribution to the holders of its shares of common stock equal to $0.27 per share for each quarter of the Company’s fiscal year ended December 31, 2018 (such waiver, “Dividend Waiver”). Such waived incentive fees shall not be subject to recoupment.

Further, commencing January 1, 2018, the Company accepted the Advisor’s proposal to calculate the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waive such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to the Advisor based on the formula in place prior to January 1, 2018 effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See the section Incentive Fee on Net Investment Income Calculated Prior to the Fee Waiver Agreement for the details of the calculation under the investment management agreement.

On January 1, 2018, the Reduced Incentive Fee on Net Investment Income will be calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the investment management agreement.  Specifically, the net investment income component will be calculated, and payable, quarterly in arrears at the end of each calendar quarter by reference to the Company’s aggregate preincentive fee net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2018).  Preincentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters. The hurdle amount for incentive fee based on preincentive fee net investment income will continue to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but shall be multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of the Company’s common stock, including issuances pursuant to the Company’s dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarters.

The calculation of preincentive fee net investment income shall continue to mean interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Furthermore, preincentive fee net investment income will continue to include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

The incentive fee based on preincentive net investment income for each quarter will be determined as follows:

•	The Investment Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level.

•

Subject to the Incentive Fee Cap described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	20.0% of the Company’s preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarters.

The amount of the incentive fee on preincentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on preincentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the appropriate number of quarters that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee will be subject to an Incentive Fee Cap (as defined below). The “Incentive Fee Cap” for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. “Cumulative Net Return” means (x) preincentive net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company will pay no incentive fee based on income to its Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to its Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee based on preincentive net investment income to its Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on preincentive net investment income that is payable to its Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company will pay an incentive fee based on income to its Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap. “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by the Company, effective as of January 1, 2018. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Dividend Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of shareholders approve such amended incentive fee calculation.

Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement

The incentive fee on net investment income prior to the Fee Waiver Agreement was calculated and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which was expressed as a rate of return on the value of the Company’s net assets attributable to the Company’s common stock, for the immediately preceding calendar quarter, had a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). The Advisor received no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeded the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee was subject to a total return requirement, which provided that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that was payable in a calendar quarter was limited to the lesser of (i) 20% of the amount by which the Company’s preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” was the amount, if positive, of the sum of the Company’s preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that was attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent the Advisor actually received such interest in cash, and any accrual thereof was be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three and nine months ended September 30, 2017, the Company incurred $0 and $2,465, respectively, of incentive fees related to ordinary income, net of incentive fees waived of $811 and $811, respectively. For the three and nine months ended September 30, 2016, the Company incurred $2,624 and $2,654, respectively, of incentive fees related to ordinary income. As of September 30, 2017 and December 31, 2016, $0 and $2,249, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2017 and December 31, 2016, $1,156 and $994, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2017 and December 31, 2016.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2017 and 2016, the Company incurred no incentive fees related to the GAAP incentive fee.

Base Management Fee

The base management fee calculation remains the same and is calculated at an annual rate of 1.5% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

For the three and nine months ended September 30, 2017, the Company incurred base management fees of $2,621 and $7,834, respectively. For the three and nine months ended September 30, 2016, the Company incurred base management fees of $2,678 and $8,390, respectively. As of September 30, 2017 and December 31, 2016, $2,621 and $2,608, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2017, the Company incurred administrator expenses of $670 and $2,207, respectively. For the three and nine months ended September 30, 2016, the Company incurred administrator expenses of $888 and $2,708, respectively. As of September 30, 2017, $155 of administrator expenses was due from the Advisor, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, $67 of administrator expenses was payable to the Advisor, which was included in Accrued expenses and other payables on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of September 30, 2017, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the September 30, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended September 30, 2017, the Company earned $16 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the nine months ended September 30, 2017, the Company recorded a net reduction of fees of $23 related primarily to unrealized incentive fees related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, the Company earned $70 and $226, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $17 and $154 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of September 30, 2017, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the September 30, 2017 and December 31, 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2017, the Company earned $264 and $843, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, the Company earned $303 and $1,012, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $305 and $366, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three and nine months ended September 30, 2017, the Company recognized $50 and $150, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, the Company recognized $56 and $169, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $0 and $150, respectively, was included in other deferred costs on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2017 and December 31, 2016, there were $72 and $67, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2017, the Advisor owed $155 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company owed $67 of administrator expenses to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2017 and December 31, 2016, $321 and $520 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2017, it had $3,683 of dividends receivable from Logan JV and C&K Market, Inc. and $274 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $375 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $100 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company had $4,473 of dividends receivable from Logan JV and C&K Market, Inc. and $640 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $400 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
AIM Media Texas Operating, LLC	$—	$—	$—	$(78)
Airborne Tactical Advantage Company, LLC	—	—	—	685
CRS Reprocessing, LLC (1)	(11,924)	—	(11,924)	—
Food Processing Holdings, LLC	645	—	645	—
Flagship VII, Ltd.	—	—	(808)	—
Flagship VIII, Ltd.	—	—	(649)	—
Dimont & Associates, Inc. (2)	—	—	—	(10,914)
Dryden CLO, Ltd.	—	(1,104)	—	(1,104)
Gryphon Partners 3.5, L.P.	—	—	589	—
Hostway Corporation	—	—	(951)	—
OEM Group, LLC (3)	—	—	—	(6,226)
Loadmaster Derrick & Equipment, Inc. (4)	—	(6,574)	—	(6,574)
Surgery Center Holdings, Inc.	—	—	—	3,655
Tri Starr Management Services, Inc. (5)	—	(17,422)	—	(17,422)
Washington Inventory Service (6)	—	—	(10,378)	—
YP Equity Investors, LLC	—	—	1,263	—
Other	(45)	120	(17)	147
Net realized (losses)/gains	$(11,324)	$(24,980)	$(22,230)	$(37,831)

(1)

On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3,160. In connection with the sale, during the three months ended September 30, 2017, the Company recognized a loss of $11,924 and reversed $8,062 of unrealized depreciation.

(2)

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

(3)

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

(4)

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

(5)

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

(6)

On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550. In connection with the sale, the Company recognized a loss of $10,378 and reversed $10,104 of unrealized depreciation.

In connection with the proceeds received from the exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $7 and $842, respectively, for the three and nine months ended September 30, 2017.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Numerator—net increase in net assets resulting from operations:	$4,113	$9,887	$10,641	$9,228
Denominator—basic and diluted weighted average common shares:	32,722	33,169	32,839	33,235
Basic and diluted net increase in net assets per common share resulting from operations:	$0.13	$0.30	$0.32	$0.28

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$303,500	$112,360	$117,020	3.77%	$303,500	$107,861	$116,544	3.13%
Term Loan Facility	75,000	75,000	75,000	4.00%	75,000	75,000	102,489	3.38%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	37,761	6.75%
Total	$488,500	$297,360	$302,020	4.93%	$488,500	$292,861	$306,794	4.55%

(1)

As of September 30, 2017, excludes deferred financing costs of $1,012 for the Term Loan Facility, $1,253 for the 2021 Notes and $1,900 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2017.
(3)

As of December 31, 2016, excludes deferred financing costs of $1,207 for the Term Loan Facility, $1,480 for the 2021 Notes and $2,173 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2016.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of September 30, 2017. The Company had no foreign borrowings as of December 31, 2016.

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of Canadian Dollar Offered Rate, or CDOR, plus 2.5% (with no floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2017. The CDOR rate on the Canadian dollar borrowings outstanding on its Revolving Facility had a one month CDOR period as of September 30, 2017.

As of September 30, 2017, the Company had United States dollar borrowings of $88,861 outstanding under the Revolving Facility with a weighted average interest rate of 3.75% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29,389 ($23,499 in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.86%. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

The Term Loan Amendment revised the Term Loan Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2019 to August 2021. The Term Loan Amendment also changes the interest rate of the Term Loan Facility to LIBOR plus 2.75% (with no LIBOR Floor) and has substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). The Company elects the LIBOR rate on its Term Loan, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on its Term Loan had a one month LIBOR period as of September 30, 2017.

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

For the nine months ended September 30, 2017, the Company borrowed $85,860 (includes CAD $29,389 converted to USD $22,110) and repaid $82,750 under the Facilities. For the nine months ended September 30, 2016, the Company borrowed $98,250 and repaid $153,250 under the Facilities.

As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,152 and $2,050, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2017 and 2016. Interest expense and related fees, excluding amortization of deferred financing costs, of $6,257 and $6,198, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2017 and 2016. Amortization of deferred financing costs of $241 and $260, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2017 and 2016. Amortization of deferred financing costs of $715 and $775, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, the Company had $2,007 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,012 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, the Company had $2,527 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,207 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2017 was in excess of 200%.

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

As of September 30, 2017, the carrying amount and fair value of our Notes was $110,000 and $113,420, respectively. As of December 31, 2016, the carrying amount and fair value of our Notes was $110,000 and $111,596, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2017 and 2016, the Company amortized approximately $168 and $129 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, the Company amortized approximately $499 and $382 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, the Company had $3,153 and $3,653 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2017, the Company incurred interest expense on the Notes of $1,856 and $5,569, respectively. For the three and nine months ended September 30, 2016, the Company incurred interest expense on the Notes of $1,434 and $4,290, respectively.

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

The Company recognized a realized loss for the three and nine months ended September 30, 2017 of $0 and $46, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. The Company recognized a realized loss for the three and nine months ended September 30, 2016 of $66 and $232, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2017, the Company recognized $0 and $50, respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, the Company recognized $144 and $104, respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As December 31, 2016, the Company’s fair value of its swap agreement was $(50), which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2017 and December 31, 2016, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2,500
LAI International, Inc.	3,700	—
	$3,700	$2,500
Unfunded revolving commitments
HealthDrive Corporation	$600	$1,500
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.	800	800
OEM Group, LLC	90	990
Togetherwork Holdings, LLC	116	—
Tri Starr Management Services, Inc.	508	499
Sciens Building Solutions, LLC	2,310	—
	$7,424	$6,789
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	341	341
	$1,021	$1,021
Total unfunded commitments	$12,145	$10,310

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $0 and $3 of dividends reinvested for the three and nine months ended September 30, 2017. There were no dividends reinvested for the three and nine months ended September 30, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2017 distributions as of September 30, 2017, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders.

The Company may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2017, the percentage of 2017 income estimated as qualified interest income for tax purposes was 80.80%.

11. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$11.48	$11.88	$11.82	$12.58
Net investment income, after taxes(2)	0.34	0.32	0.94	1.07
Net realized loss on investments(2)	(0.35)	(0.75)	(0.68)	(1.14)
Income tax provision, realized gain(2)	—	—	(0.03)	—
Net change in unrealized appreciation (depreciation) on investments, net of taxes(2)(7)	0.14	0.73	0.10	0.35
Net increase in net assets resulting from operations	0.13	0.30	0.33	0.28
Distributions to stockholders from net investment income	(0.27)	(0.34)	(0.81)	(1.02)
Net asset value attributable to THL Credit, Inc., end of period	$11.34	$11.84	$11.34	$11.84

Per share market value at end of period	$9.33	$9.53	$9.33	$9.53
Total return(3)(5)	(3.52%)	(11.32%)	1.25%	(1.95%)
Shares outstanding at end of period	32,674	33,169	32,674	33,169
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$370,404	$392,710	$370,404	$392,710
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)(8)	9.61%	11.29%	9.82%	9.77%
Ratio of net investment income to average net assets, attributable to THL Credit Inc. (9)	11.66%	10.55%	10.80%	11.78%
Portfolio turnover, attributable to THL Credit, Inc.	4.33%	5.48%	13.46%	13.49%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company’s dividend reinvestment plan.

(4)

For the three months ended September 30, 2017 and 2016, the ratio components included 2.79% and 2.70% of base management fee, 0.00% and 2.62% of incentive fee, 4.71% and 3.91% of the cost of borrowing, 2.25% and 1.96% of other operating expenses, and (0.14%) and 0.1% of the impact of all taxes, respectively. For the nine months ended September 30, 2017 and 2016, the ratio components included 2.73% and 2.78% of base management fee, 0.87% and 0.88% of incentive fee, 4.55% and 3.86% of the cost of borrowing, 2.01% and 2.05% of other operating expenses, and (0.34%) and 0.20% of the impact of all taxes, respectively.

(5)	Not annualized
(6)	Annualized, except for incentive fee expense related to non-recurring income or expenses, and taxes.
(7)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.

(8)	Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. is 10.51% and 10.10% for the three and nine months ended September 30, 2017, respectively.
(9)

Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. is 10.76% and 10.51% for the three and nine months ended September 30, 2017, respectively.

12. Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20,000 stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Dollar amount repurchased	$992	$—	$2,493	$1,537
Shares repurchased	102	—	252	142
Average price per share (including commission)	$9.73	$—	$9.89	$10.86
Weighted average discount to net asset value	15.55%	—	15.02%	12.22%

13. Subsequent Events

From October 1, 2017 through November 9, 2017, the Company closed three new first lien senior secured debt investments totaling $11,710 in the IT services, Consumer services and Business services industries, one new equity investment totaling $216 in the Consumer services industry and two follow-on first lien senior secured debt investments totaling $799. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 8.8%.

On October 30, 2017, the Company sold its first lien senior secured term loans in Wheels Up Partners, LLC for $15,065.

On October 30, 2017, the Company received proceeds of $5,466 from the partial repayment of its first lien term loan in Alex Toys, LLC, which included an $81 prepayment premium.

On November 7, 2017, in consultation with its board of directors, the Company accepted the Advisor’s proposal to waive its incentive fee on net investment income for each of the three month periods ending September 30, 2017 and December 31, 2017 and entered into a fee waiver agreement whereby incentive fees on net investment income would be calculated under a new formula that would result in a lower incentive fee if such result was lesser than such calculation in effect prior to January 1, 2018. Further, the Advisor will also waive the receipt of up to 25% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 to the extent necessary to support the Company paying a minimum quarterly distribution to the holders of its shares of common stock equal to $0.27 per share for each quarter of the Company’s fiscal year ended December 31, 2018. Such incentive fees waived shall not be subject to recoupment. Refer to Note 4 – Related Party Transactions for more information.

On November 7, 2017, the Company’s board of directors declared a dividend of $0.27 per share payable on December 29, 2017 to stockholders of record at the close of business on December 15, 2017.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/Interest Income/Other Income	Fair Value at September 30, 2017
Control Investments
—48.46% of net asset value
Control Investments - Majority Owned
—39.45% of net asset value
First lien senior secured debt
—10.83% of net asset value
Northeast
—1.49% of net asset value
Tri Starr Management Services, Inc. – LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2018	$87	$693	$(705)	$—	$—	$17	$87
Tri Starr Management Services, Inc. – Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2018	669	2	—	—	(209)	240	669
Tri Starr Management Services, Inc. – Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2018	291	—	—	—	(104)	118	291
Tri Starr Management Services, Inc. – Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2018	2,545	—	—	—	(915)	1,029	2,545
Tri Starr Management Services, Inc. – Tranche 2 term loan 10% PIK due 9/30/2018	1,535	—	—	—	(546)	718	1,535
Tri Starr Management Services, Inc. – Tranche 3 term loan 10% PIK due 9/30/2018 (3)	1,023	—	—	—	409	—	409
Tri Starr Management Services, Inc. – Tranche 4 term loan 5% PIK due 9/30/2018 (3)	3,201	—	—	—	—	—	—
Subtotal Northeast	$9,351	$695	$(705)	$—	$(1,365)	$2,122	$5,536

Southeast
—1.9% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan 11.6% (LIBOR+ 10.3%)	$3,300	$3,300	$—	$—	$—	$191	$3,300
Loadmaster Derrick & Equipment, Inc. –Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK) (3)	7,513	—	—	—	(3,655)	207	3,756
Loadmaster Derrick & Equipment, Inc. –Senior secured term loan 13% PIK (LIBOR + 12% PIK) (3)	1,550	—	—	—	(250)	—	—
Subtotal Southeast	$12,363	$3,300	$—	$—	$(3,905)	$398	$7,056

Southwest
—7.43% of net asset value
OEM Group, LLC - Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	$18,703	$—	$—	$—	$—	$1,474	$18,703
OEM Group, LLC - Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	8,910	2,880	—	—	18	549	8,910
Subtotal Southwest	$27,613	$2,880	$—	$—	$18	$2,023	$27,613

Subtotal first lien senior secured debt	$49,327	$6,875	$(705)	$—	$(5,252)	$4,543	$40,205

Second lien debt
—1.46% of net asset value
Southeast
—1.46% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$493	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$493	$5,415

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/Interest Income/Other Income	Fair Value at September 30, 2017
Subtotal second lien debt	$5,415	$—	$—	$—	$—	$493	$5,415

Equity Investments
—9.35% of net asset value
Northeast
—1.65% of net asset value
Tri Starr Management Services, Inc.	0.72	$—	$—	$—	$1,699	$300	$6,135
Subtotal Northeast		$—	$—	$—	$1,699	$300	$6,135

Southeast
—3.58% of net asset value
Copperweld Bimetallics, LLC	677	$—	$—	$—	$420	$—	$3,805
Copperweld Bimetallics, LLC	609,230	—	—	—	(614)	—	9,490
Loadmaster Derrick & Equipment, Inc.	12,131	—	—	—	(0)	—	—
Loadmaster Derrick & Equipment, Inc.	2,956	—	—	—	0	—	—
Subtotal Southeast		$—	$—	$—	$(194)	$—	$13,295

Southwest
—4.12% of net asset value
OEM Group, LLC	10,000	$—	$—	$—	$4,253	$—	$15,299
Subtotal Southwest		$—	$—	$—	$4,253	$—	$15,299

Subtotal equity investments		$—	$—	$—	$5,758	$300	$34,729

Investments in funds
—17.82% of net asset value
Northeast
—17.82% of net asset value
THL Credit Logan JV LLC (4)		$8,000		$—	$(1,555)	$6,660	$66,182
Subtotal investments in funds		$8,000		$—	$(1,555)	$6,660	$66,182

Total Control Investments - Majority Owned		$14,875	$(705)	$—	$(1,049)	$11,996	$146,531

Control Investments - Less Than Majority Owned
—9% of net asset value
First lien senior secured debt
—1.71% of net asset value
Northeast
—1.71% of net asset value
Thibaut, Inc - 14.0% cash due 6/19/19	$6,343	$—	$(48)	$—	$(13)	$682	$6,343
Subtotal Northeast	$6,343	$—	$(48)	$—	$(13)	$682	$6,343

Subtotal first lien senior secured debt	$6,343	$—	$(48)	$—	$(13)	$682	$6,343

Equity Investments
—7.3% of net asset value
Northeast
—2.1% of net asset value
Thibaut, Inc (5)	4,747	$—	$—	$—	$326	$20	$5,978
Thibaut, Inc	20,639	—	—	—	345	—	1,818
Subtotal Northeast		$—		$—	$671	$20	$7,796

Northwest
—5.2% of net asset value
C&K Market, Inc.	1,992,365	$—	$—	$—	$(3,142)	$3,376	$9,340
C&K Market, Inc. due 7/1/2024	1,992,365	—	—	—	—	—	9,962
Subtotal Northwest		$—	$—	$—	$(3,142)	$3,376	$19,302

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/Interest Income/Other Income	Fair Value at September 30, 2017
Subtotal equity investments		$—	$—	$—	$(2,471)	$3,396	$27,098

Total Control Investments - Less Than Majority Owned		$—	$(48)	$—	$(2,484)	$4,078	$33,441

Total Control Investments		$14,875	$(753)	$—	$(3,533)	$16,074	$179,972

Affiliate Investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4)		$—	$(0)	$—	$—	$—	$1
THL Credit Greenway Fund II LLC (4)		—	(0)	—	—	—	$3
Subtotal Northeast		$—	$(0)	$—	$—	$—	$4

Subtotal investments in funds		$—	$(0)	$—	$—	$—	$4

Total Affiliate Investments		$—	$(0)	$—	$—	$—	$4

Total Control and Affiliate Investments —48.46% of net asset value		$14,875	$(753)	$—	$(3,533)	$16,074	$179,976
(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2017. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2017. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of September 30, 2017, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.23%, 1.27%, 1.33% and 1.50%, respectively. As of September 30, 2017, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.31%, 1.36%, 1.42% and 1.64%, respectively.

(3)	Loan was on non-accrual as of September 30, 2017.
(4)	Investment is measured at fair value using net asset value.
(5)	Part of the Company’s preferred stock is income-producing with a stated rate of 3% due on a quarterly basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2017, we, together with our credit-focused affiliates, collectively had $10.8 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2017, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $1,930 million in aggregate commitments into 97 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2017, we, along with our managed funds and separately managed account, have received $1,258 million of gross proceeds from the realization of investments. The Company alone has received $1,036 million of gross proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2017, we had $653.4 million of portfolio investments (at fair value), which represents a $15.8 million, or 2.4% decrease from the $669.2 million (at fair value) as of December 31, 2016. Our portfolio consisted of 45 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2017, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2016. As of September 30, 2017, we had $180.0 million of controlled portfolio investments (at fair value) in 7 portfolio companies, which represents a $12.8 million, or 7.7% increase from $167.2 million (at fair value) as of December 31, 2016. The increase in controlled portfolio companies was the result of follow-on investments and changes in performance of certain investments. Our average controlling equity position at September 30, 2017 was approximately $23.9 and $25.7 at cost and fair value, respectively.

At September 30, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.9 million and $14.7 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV and investments where we hold equity only positions or investments where we converted debt to a controlling equity position, by cost was approximately $31.8 million and by fair value was $30.5 million. Including such investments, our largest portfolio company investment at September 30, 2017 was our investment in the Logan JV, which totaled $67.0 and $66.2 at cost and fair value, respectively. At December 31, 2016, our average portfolio company investment at both amortized cost and fair value was approximately $16.0 million and $15.4 million, respectively, and our largest portfolio company investment by both amortized cost and fair value was approximately $31.6 million and $30.5 million, respectively.

At September 30, 2017, based upon fair value, 92.0% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 8.0% bore interest at fixed rates. At December 31, 2016, 89.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 10.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2017	December 31, 2016
First lien senior secured debt (1)	10.6%	10.6%
Second lien debt	6.8%	10.2%
Subordinated debt (1)	13.5%	12.4%
Investments in payment rights (2)	18.3%	18.3%
CLO residual interests (2)	-	14.1%
Income-producing equity securities	11.5%	12.0%
Debt and income-producing investments (3)	10.6%	10.9%
Logan JV (4)	14.8%	14.1%
All investments including Logan JV (1)(4)	11.2%	11.2%

(1)	Includes all loans on non-accrual status.
(2)

Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows. Our two remaining investments in CLO residual interests as of December 31, 2016 were sold in January 2017.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of September 30, 2017 and December 31, 2016, the dividends declared and earned of $2.5 million and $2.1 million for the three months ended September 30, 2017 and December 31, 2016, respectively, represented a yield to us of 14.8% and 14.1%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2017, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

As of September 30, 2017 and December 31, 2016, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $10 million and $12 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2017 and December 31, 2016, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.2 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2017, our portfolio of unsponsored investments included seven investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments have Investment Scores of 3 and 5.

As of September 30, 2017, we have closed portfolio investments with 62 different sponsors since inception. As of December 31, 2016, we had closed portfolio investments with 56 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2017				As of December 31, 2016
	Amortized Cost	Amortized Cost as % of Total	Fair Value	Fair Value as % of Total	Amortized Cost	Amortized Cost as % of Total	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$474.1	80.9%	$456.8	77.8%	$498.1	81.4%	$479.5	79.0%
Unsponsored Investments (1)	111.8	19.1%	130.4	22.2%	113.5	18.6%	130.0	21.0%
Total	$585.9	100.0%	$587.2	100.0%	$611.6	100.0%	$609.5	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2017 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$425.1	65.0%	$418.8	64.1%
Equity investments (2)	70.2	10.8%	84.5	12.9%
Investment in Logan JV	67.0	10.3%	66.2	10.1%
Second lien debt	53.4	8.2%	46.9	7.2%
Subordinated debt	22.2	3.4%	20.1	3.1%
Investment in payment rights	11.0	1.7%	13.2	2.0%
Investments in funds	3.8	0.6%	3.7	0.6%
Warrants	0.2	0.0%	-	0.0%
Total investments	$652.9	100.0%	$653.4	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

(2)

Includes our holdings in C&K Market, Inc., which declared a quarterly dividend of $1.2 million and $3.3 million for the three and nine months ended September 30, 2017. This investment has paid a quarterly dividend since the quarter ended December 31, 2015.

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

The following is a summary of the industry classification in which the Company invests as of September 30, 2017 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products	$118.2	$116.3	17.82%	31.34%
Industrials and manufacturing	89.6	96.1	14.71%	25.88%
Financial services	77.0	80.1	12.26%	21.57%
Investment funds and vehicles	67.0	66.2	10.13%	17.82%
IT Services	55.2	54.1	8.28%	14.56%
Healthcare	45.7	45.7	6.99%	12.31%
Retail & grocery	35.7	39.0	5.96%	10.49%
Energy / utilities	46.0	38.1	5.83%	10.26%
Business services	34.8	38.1	5.83%	10.25%
Media, entertainment and leisure	32.0	31.3	4.79%	8.43%
Transportation	16.6	18.8	2.87%	5.05%
Restaurants	21.7	15.9	2.43%	4.28%
Consumer services	13.4	13.7	2.10%	3.70%
Total Investments	$652.9	$653.4	100.00%	175.94%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016 (in millions) (1).

Industry	Amortized Cost	Fair Value	% of Total Portfolio
Consumer products and services	$122.4	$120.7	18.01%
Industrials and manufacturing	101.0	102.2	15.26%
Investment funds and vehicles	59.0	59.7	8.93%
Financial services	56.8	59.6	8.91%
Media, entertainment and leisure	49.1	53.4	7.98%
Healthcare	51.8	51.8	7.75%
IT services	55.6	50.6	7.56%
Retail & grocery	35.4	40.4	6.04%
Energy / utilities	42.0	35.8	5.35%
Business services	29.1	25.9	3.88%
Food & beverage	20.6	21.2	3.17%
Restaurants	21.2	20.7	3.09%
Transportation	17.9	20.0	2.99%
Structured products	8.7	7.2	1.08%
Total Investments	$670.6	$669.2	100.00%

(1)	Certain portfolio companies were reclassified to conform to current year presentation.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2017 and 2016 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
New portfolio investments	$18.6	$20.5	$64.0	$60.4
Existing portfolio investments:
Follow-on investments (1)	7.1	5.4	16.8	29.1
Delayed draw and revolver investments (1)	3.0	0.2	9.6	6.7
Total existing portfolio investments	10.1	5.6	26.4	35.8
Total portfolio investment activity	$28.7	$26.1	$90.4	$96.2
Number of new portfolio investments	2	2	6	4
Number of follow-on investments	5	4	10	12
First lien senior secured debt	$28.5	$25.5	$78.8	$81.7
Investment in Logan JV	—	—	8.0	9.6
Subordinated debt	—	—	1.7	2.4
Equity investments	0.2	0.5	1.9	2.3
Investments in funds	—	0.1	—	0.2
Total portfolio investments	$28.7	$26.1	$90.4	$96.2
Weighted average yield of new debt investments	8.8%	11.6%	10.2%	10.9%
Weighted average yield, including all new income-producing investments	8.8%	11.6%	10.3%	10.9%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three and nine months ended September 30, 2017, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $44.5 million and $91.2 million, respectively. For the three and nine months ended September 30, 2016, we received proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $47.3 million and $157.8 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2017

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
•

Repayment of a senior secured term loan in Food Processing Holdings, LLC at par which resulted in proceeds of $19.0 million; and sale of our equity holdings, which resulted in proceeds of $1.2 million and resulted in a realized gain of $0.6 million;

•	Sale of a senior secured term loan in CRS Reprocessing, LLC, which resulted in proceeds of $3.2 million; and
•	Sale of a senior secured term loan in RealD Inc., which resulted in proceeds of $14.6 million.

For the nine months ended September 30, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;
•	Repayment of a second lien term loan in Connecture, Inc., which resulted in proceeds of $22.3 million, including a prepayment premium and other fees of $0.4 million;
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2017, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.0% (based on cash invested of $913.8 million and total proceeds from these exited investments of $1,135.9 million). 85.1% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of September 30, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of September 30, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.7	35.3
Total Investments	$250.0	$73.7	$176.3

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $175.0 million. The amended revolving loan period ends on February 15, 2018 and the final maturity date is February 15, 2021. As of September 30, 2017 and December 31, 2016, Logan JV had $149.2 million and $129.3 million of outstanding borrowings under the credit facility, respectively. The Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At September 30, 2017, the effective interest rate on the Logan JV Credit Facility was 3.86% per annum.

As of September 30, 2017 and December 31, 2016, Logan JV had total investments at fair value of $233.2 million and $200.2 million, respectively. As of September 30, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 124 and 91 different borrowers, respectively. As of September 30, 2017 and December 31, 2016, there were no loans on non-accrual status. As of September 30, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $0.9 million and $0.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2017 and December 31, 2016 (dollar amounts in thousands):

	As of	As of
	September 30, 2017	December 31, 2016
First lien secured debt, at par	$212,999	$180,385
Second lien debt, at par	25,412	23,564
Total debt investments, at par	$238,411	$203,949
Weighted average yield on first lien secured loans (1)	6.0%	6.4%
Weighted average yield on second lien loans (1)	8.8%	9.4%
Weighted average yield on all loans (1)	6.3%	6.7%
Number of borrowers in Logan JV	124	91
Largest loan to a single borrower (2)	$5,000	$4,975
Total of five largest loans to borrowers (2)	$23,405	$23,918

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2017 and December 31, 2016, respectively, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.5 million and $6.7 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. For the three and nine months ended September 30, 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.0 million and $5.4 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. As of September 30, 2017 and December 31, 2016, $2.5 million and $3.4 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the dividends declared and earned of $2.5 million for the quarter ended September 30, 2017, represented a dividend yield to the Company of 14.8% based upon average capital invested. As of December 31, 2016, dividends declared and earned of $2.1 million for the quarter ended December 31, 2016, represented a dividend yield to the Company of 14.1% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	6.5% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,197	$1,162	$1,201
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	991	999
PNI Canada Acquireco Corp	High Tech Industries	6.75% (LIBOR +5.75%)	08/23/2017	08/23/2022	1,825	1,716	1,751
Total Canada						$3,869	$3,951

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	335	$337	$338
Total Cayman Islands						$337	$338

Denmark
Rhodia Acetow	Construction & Building	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	998	$983	$1,003
Total Denmark						$983	$1,003

Luxembourg
Travelport Finance (Luxembourg) S.à r.l.	Services: Business	2.75% (LIBOR +2.75%)	09/04/2015	09/02/2021	2,812	$2,826	$2,812
Total Luxembourg						$2,826	$2,812

United States of America
1A Smart Start LLC	Services: Consumer	5.5% (LIBOR +4.5%)	03/20/2017	02/21/2022	995	$991	$990
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,456	2,440	2,456
A Place for Mom Inc	Services: Consumer	5% (LIBOR +4%)	07/28/2017	08/10/2024	4,000	3,980	4,012
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,459	1,467	1,470
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,980	1,962	1,975
AgroFresh Inc.	Services: Business	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,965	1,955	1,962
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	2,233	2,252
Air Methods Corporation	Healthcare & Pharmaceuticals	4.5% (LIBOR +3.5%)	09/22/2017	04/22/2024	1,786	1,752	1,765
Alpha Media LLC	Media: Broadcasting & Subscription	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,820	1,753	1,733
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/15/2023	3,248	3,217	3,068
AMS FinCo SARL	Services: Business	6.5% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,494	2,470	2,516
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	139	139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,737	1,722	1,724
AP Gaming I LLC	Hotel, Gaming & Leisure	6.5% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,494	2,488	2,547
APC Aftermarket	Automotive	6% (LIBOR +5%)	05/09/2017	05/10/2024	499	489	488
Aptean, Inc.	Services: Business	5.25% (LIBOR +4.25%)	12/15/2016	12/20/2022	1,990	1,971	2,004
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	07/05/2023	2,438	2,345	2,474
Avaya Inc (6)	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	988	834
Avaya Inc (6)	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	974	832
Avaya Inc (6)	Telecommunications	8.5% (LIBOR +7.5%)	01/23/2017	01/24/2018	439	437	443
BBB Industries US Holdings, Inc.	Automotive	5.5% (LIBOR +4.5%)	02/16/2017	11/03/2021	975	973	987
Beasley Broadcast Group Inc.	Media: Broadcasting & Subscription	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,589	1,562	1,612
Big River Steel LLC	Metals & Mining	6% (LIBOR +5%)	08/15/2017	08/23/2023	2,000	1,980	2,030

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,307	1,297	1,115
Blount International, Inc.	Capital Equipment	6% (LIBOR +5%)	04/05/2016	04/12/2023	1,683	1,643	1,702
Blucora, Inc.	Services: Business	4.75% (LIBOR +3.75%)	04/21/2017	05/22/2024	933	929	942
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,993	2,964	3,011
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	01/15/2015	10/11/2020	898	860	901
Casablanca US Holdings Inc.	Hotel, Gaming & Leisure	5.75% (LIBOR +4.75%)	02/21/2017	03/29/2024	1,990	1,944	1,991
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,509	4,502	4,509
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,388	1,344	1,107
Constellis Holdings, LLC	Aerospace & Defense	6% (LIBOR +5%)	04/18/2017	04/21/2024	1,995	1,976	1,999
ConvergeOne Holdings Corp.	Telecommunications	5.75% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,996	1,977	1,998
Conyers Park Parent Merger Sub Inc	Retail	5% (LIBOR +4%)	06/21/2017	07/07/2024	2,000	1,990	2,018
Cortes NP Acquisition Corp	Capital Equipment	5% (LIBOR +4%)	09/30/2016	11/30/2023	1,935	1,882	1,953
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6% (LIBOR +5%)	07/14/2017	03/31/2023	4,937	4,889	4,887
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	5% (LIBOR +5%)	09/29/2017	09/28/2024	692	(2)	(2)
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	5% (LIBOR +5%)	09/29/2017	09/28/2024	2,308	2,302	2,302
CPI Acquisition, Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,851	2,803
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,945	1,952	1,950
Cvent, Inc.	Hotel, Gaming & Leisure	5% (LIBOR +4%)	06/16/2016	11/29/2023	1,990	1,972	2,015
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	993	988	999
DigiCert, Inc.	Services: Business	5.75% (LIBOR +4.75%)	09/20/2017	09/20/2024	1,000	995	1,011
DXP Enterprises, Inc.	Energy: Oil & Gas	6.5% (LIBOR +5.5%)	08/16/2017	08/15/2023	1,500	1,485	1,494
EmployBridge Holding Co.	Services: Business	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,920	2,914	2,791
EnergySolutions, LLC	Environmental Industries	5.75% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	3,779	3,797
Epic Health Services	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	03/13/2017	03/16/2024	1,194	1,183	1,188
Everi Payments Inc.	Services: Consumer	5.5% (LIBOR +4.5%)	05/01/2017	05/09/2024	1,496	1,489	1,512
Evo Payments International, LLC	Services: Business	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,627	2,603	2,664
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,975	2,966	3,031
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,940	3,728	2,950
Gold Standard Baking, Inc.	Wholesale	5.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,933	2,924	2,903
Green Plains Inc	Chemicals, Plastics & Rubber	6.5% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,429	1,414	1,435
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,995	1,947	1,973
Gulf Finance, LLC	Energy: Oil & Gas	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,951	1,901	1,852
Heartland Dental LLC	Services: Consumer	5.75% (LIBOR +4.75%)	07/28/2017	07/31/2023	2,000	1,990	2,014
Idera Inc	High Tech Industries	6% (LIBOR +5%)	06/27/2017	06/28/2024	2,361	2,339	2,379
Infoblox Inc.	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,210	2,172	2,229
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,450	3,419	3,441
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	-
Jackson Hewitt Tax Service Inc	Services: Consumer	8% (LIBOR +7%)	07/24/2015	07/30/2020	931	920	900
Kemet Corporation	High Tech Industries	7% (LIBOR +6%)	04/21/2017	04/26/2024	988	960	994
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,950	3,903	3,930
KMG Chemicals Inc	Chemicals, Plastics & Rubber	5.25% (LIBOR +4.25%)	06/13/2017	06/15/2024	1,223	1,217	1,242
Kraton Polymers LLC	Chemicals, Plastics & Rubber	4% (LIBOR +3%)	02/18/2016	01/06/2022	782	707	793
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,369	1,267	1,364
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,597	2,608	2,617
Logix Holding Co LLC	Telecommunications	6.5% (LIBOR +5.5%)	08/11/2017	08/09/2024	1,000	990	1,009

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7% (LIBOR +6%)	03/12/2015	03/12/2021	4,412	4,386	4,412
MCS Group Holdings LLC	Services: Business	5.75% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,995	1,985	2,022
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,959	1,950	1,976
Meter Readings Holding, LLC	Utilities: Electric	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,975	2,948	3,034
Morphe, LLC	Retail	7% (LIBOR +6%)	02/21/2017	02/10/2023	2,925	2,885	2,888
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,547	4,533	4,525
NextCare, Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	08/21/2015	07/31/2018	2,933	2,928	2,932
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +5.75%)	09/13/2017	09/08/2023	3,000	2,963	2,962
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	2,388	2,418
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	980	963	990
Pre-Paid Legal Services, Inc	Services: Business	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	836	834	844
Project Leopard Holdings Inc	High Tech Industries	6.5% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,750	1,746	1,772
Quincy Newspapers Inc	Media: Broadcasting & Subscription	4.25% (LIBOR +3.25%)	11/23/2015	11/02/2022	2,685	2,704	2,699
Redbox Automated Retail LLC	Services: Consumer	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,400	1,366	1,414
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	962	946
SCS Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,852	1,841	1,870
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,729	2,707	2,773
Silverback Merger Sub Inc	High Tech Industries	4% (LIBOR +4%)	08/11/2017	08/21/2024	1,200	1,197	1,205
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,978	2,913	3,007
SMS Systems Maintenance Services Inc	Services: Business	6% (LIBOR +5%)	02/09/2017	10/30/2023	2,978	2,964	2,910
Starfish- V Merger Sub Inc	High Tech Industries	6% (LIBOR +5%)	08/11/2017	08/16/2024	1,250	1,238	1,228
Sterling Midco Holdings Inc	Services: Business	5.25% (LIBOR +4.25%)	06/27/2017	06/19/2024	998	998	1,003
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.25% (LIBOR +4.25%)	10/11/2016	06/27/2022	970	970	992
TKC Holdings Inc	Consumer goods: Durable	5.25% (LIBOR +4.25%)	06/08/2017	02/01/2023	299	297	302
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,950	1,872	932
TV Borrower US LLC	High Tech Industries	5.75% (LIBOR +4.75%)	02/16/2017	02/22/2024	995	990	1,002
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,965	1,950	1,908
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	202	184
Utility One Source L.P.	Construction & Building	6.5% (LIBOR +5.5%)	04/07/2017	04/18/2023	998	988	1,025
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	833	833	650
Viewpoint Inc	High Tech Industries	5.25% (LIBOR +4.25%)	07/18/2017	07/19/2024	1,000	995	1,004
Weight Watchers International, Inc.	Beverage, Food & Tobacco	4% (LIBOR +3.25%)	08/04/2017	04/02/2020	1,995	1,976	1,974
Wirepath Home Systems LLC	Services: Business	6.25% (LIBOR +5.25%)	07/31/2017	08/05/2024	3,000	2,985	3,024
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	08/19/2024	5,000	4,975	4,994
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,990	1,985	2,025
Total United States of America						$201,784	$199,872

Total Senior Secured First Lien Term Loans						$209,799	$207,976

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$992	$960
Total Luxembourg						$992	$960

United States of America

Logan JV Loan Portfolio as of September 30, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	7.75% (LIBOR +7.75%)	09/26/2017	09/26/2025	2,333	$2,316	$2,357
Avantor Performance Materials Holdings, Inc.	Chemicals, Plastics & Rubber	9.25% (LIBOR +8.25%)	03/09/2017	03/10/2025	1,000	991	1,002
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.5% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,986	2,875
CH Hold Corp	Automotive	8.25% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	995	1,025
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/10/2023	1,000	989	1,002
Constellis Holdings, LLC	Aerospace & Defense	10% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	993
DigiCert, Inc.	Services: Business	9.5% (LIBOR +8.5%)	09/20/2017	09/21/2024	750	746	758
DiversiTech Holdings Inc	Capital Equipment	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
GENEX Services, Inc.	Services: Business	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	427	424	424
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	476
Infoblox Inc.	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,964	2,000
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,003
Optiv Security Inc	Services: Business	8.25% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,393
RentPath, Inc.	Media: Diversified & Production	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	941	969
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	552	549	551
SESAC Holdco II LLC	Media: Diversified & Production	8.25% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	998
TKC Holdings Inc	Consumer goods: Durable	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,875
TV Borrower US LLC	High Tech Industries	9.25% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	986	993
Viewpoint Inc	High Tech Industries	9.25% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	990	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	75

Total United States of America						$24,133	$24,217

Total Second Lien Term Loans						$25,125	$25,177

Total Investments						$234,924	$233,153

Cash and cash equivalents
Dreyfus Government Cash Management Fund						17,262	17,262
Other cash accounts						1,310	310
Total Cash and cash equivalents						$17,572	$17,572

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates may be subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of September 30, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of September 30, 2017.
(5)	Represents a delayed draw commitment of $692, which was unfunded as of September 30, 2017.
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

Below is certain summarized financial information for Logan JV as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016:

Selected Balance Sheet Information

	As of	As of
	September 30, 2017	December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $234,923 and $199,366, respectively)	$233,153	$200,190
Cash	17,572	9,848
Other assets	856	677
Total assets	$251,581	$210,715
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$147,549	$127,502
Payable for investments purchased	16,541	2,981
Distribution payable	3,100	4,195
Other liabilities	1,664	1,366
Total liabilities	$168,854	$136,044
Members' capital	$82,727	$74,671
Total liabilities and members' capital	$251,581	$210,715

Selected Statement of Operations Information

	For the three months ended September, 30 2017	For the three months ended September, 30 2016	For the nine months ended September, 30 2017	For the nine months ended September, 30 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,559	$3,798	$12,717	$10,459
Fee income	39	89	263	167
Total revenues	4,598	3,887	12,980	10,626
Credit facility expenses (1)	1,637	1,298	4,491	3,579
Other fees and expenses	89	105	280	343
Total expenses	1,726	1,403	4,771	3,922
Net investment income	2,872	2,484	8,209	6,704
Net realized gains	336	166	767	179
Net change in unrealized appreciation (depreciation) on investments	(891)	3,640	(2,595)	5,274
Net increase in members' capital from operations	$2,317	$6,290	$6,381	$12,157

(1)

As of September 30, 2017, Logan JV had $149,193 of outstanding debt under its credit facility with an effective interest rate of 3.86% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under its credit facility with an effective interest rate of 3.42% per annum.

CLO Residual Interests

As of September 30, 2017, we had sold our last remaining investment in CLO residual interests or subordinated notes. As of December 31, 2016, we had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $8.7 million. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the three months ended September 30, 2017 and 2016, we recognized interest income totaling $0.0 and $0.5 million, respectively, related to CLO residual interests. For the nine months ended September 30, 2017 and 2016, we recognized interest income totaling $0.0 million and $1.7 million, respectively, related to CLO residual interests.

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

For the three months ended September 30, 2017 and 2016, we recognized interest income totaling $0.5 million and $0.5 million, respectively, related to the TRA. For the nine months ended September 30, 2017 and 2016, we recognized interest income totaling $1.5 million and $1.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.18 and 2.36 at September 30, 2017 and December 31, 2016, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017			December 31, 2016
Investment Score	Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$74.8	$87.5	13.4%	$48.5	$62.9	9.4%
2(b)	439.6	445.2	68.1%	358.1	364.6	54.5%
3(c)	95.4	86.5	13.2%	237.0	219.6	32.8%
4(d)	21.5	15.5	2.4%	—	—	0.0%
5(e)	21.6	18.7	2.9%	27.0	22.1	3.3%
Total	$652.9	$653.4	100.0%	$670.6	$669.2	100.0%

(a)	As of September 30, 2017 and December 31, 2016, Investment Score “1” included $6.3 million and $20.2 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2017 and December 31, 2016, Investment Score “2” included $157.2 million and $110.7 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2017 and December 31, 2016, Investment Score “3” included $54.2 million and $95.6 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2017 and December 31, 2016, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of September 30, 2017 and December 31, 2016, Investment Score “5” included $12.6 million and $12.4, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2017, we had loans on non-accrual status with an amortized cost basis of $32.4 million and fair value of $19.7 million. As of December 31, 2016, we had loans on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million. During the nine months ended September 30, 2017, three additional loans were put on non-accrual status with two existing loan coming off non-accrual status as part of a realization of the investment. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2017 and December 31, 2016. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

The decrease in Score “3” from December 31, 2016 is due largely to the sale of underperforming investments and improved performance of certain investments including certain energy-related investments and a consumer products investment that completed a refinancing during the nine months ended September 30, 2017 where we now hold a first lien loan instead of a previously held second lien loan. Additionally, contributing to the decrease was one investment previously with a Score “3” that was put on non-accrual status in the second quarter and therefore moved to Investment Score of “4”.

Results of Operations

Comparison of the three and nine months ended September 30, 2017 and 2016

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds and an investment in payment rights. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Interest income on debt securities
Cash interest	$12.7	$13.5	$38.3	$42.9
PIK interest	0.4	0.5	1.5	1.5
Prepayment premiums	-	0.6	0.1	0.9
Net accretion of discounts and other fees	1.4	1.6	3.6	3.4
Total interest on debt securities	14.5	16.2	43.5	48.7
Dividend income	3.7	2.8	10.1	7.8
Interest income on other income-producing securities	1.1	1.7	3.5	5.3
Fees related to Greenway and Greenway II	0.3	0.4	0.8	1.2
Other income (1)	0.5	0.5	2.3	1.6
Total investment income	$20.1	$21.6	$60.2	$64.6

(1)

For the three months ended September 30, 2017 and 2016, we recognized $0.1 million and $0, respectively, of non-recurring fees from portfolio companies. For the nine months ended September 30, 2017 and 2016, we recognized $0.6 million and $0, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and nine month periods was primarily due to the contraction in overall investment portfolio since September 30, 2016, which led to lower interest income. This decrease was offset primarily by an increase in dividend income related to the Logan JV.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Accumulated PIK balance, beginning of period	$4.4	$10.0	$3.1	$9.3
PIK income capitalized/receivable	0.4	0.6	1.7	1.7
PIK received in cash from repayments	—	—	—	(0.3)
PIK reduced through restructurings/sales	—	(6.3)	—	(6.4)
Accumulated PIK balance, end of period	$4.8	$4.3	$4.8	$4.3

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2017 and 2016.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expenses
Interest and fees on Borrowings (a)	$4.4	$3.9	$13.1	$11.6
Base management fees	2.6	2.7	7.8	8.4
Incentive fees (b)	0.8	2.6	3.3	2.7
Other expenses	1.5	1.1	3.5	3.5
Administrator expenses	0.7	0.9	2.2	2.7
Total expenses before incentive fee waiver	10.0	11.2	29.9	28.9
Incentive fee waiver	(0.8)	-	(0.8)	-
Total expenses, net of incentive fee waiver	9.2	11.2	29.1	28.9
Income tax provision, excise and other taxes (c)	(0.2)	(0.1)	0.1	0.2
Total expenses after taxes	$9.0	$11.1	$29.2	$29.1

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)

For the three months ended September 30, 2017, the ordinary income incentive fee expense was $0, after giving effect to a fee waiver of $0.8 million. For the nine months ended September 30, 2017, the ordinary income incentive fee expense was $2.5 million, which included a fee waiver of $0.8 million.

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three month periods was due primarily to lower net incentive fees due to portfolio performance and the Advisor waiving all of the incentive fee accrued for the current quarter, lower base management fees as a result of portfolio contraction, and lower administrator expenses. This decrease was partially offset by higher costs related to borrowings and one-time legal expenses of $0.4 million associated with the exit of a portfolio investment in other expenses.

The increase in operating expenses between the nine month periods was due primarily to higher costs related to borrowings and higher net incentive fees accrued. This was offset by lower base management fees as a result of portfolio contraction, and lower administrator expenses.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $11.2 million, or $0.34 per common share based on a weighted average of 32,721,686 common shares outstanding for the three months ended September 30, 2017, as compared to $10.5 million, or $0.32 per common share based on a weighted average of 33,169,376 common shares outstanding for the three months ended September 30, 2016.

Net investment income was $31.0 million, or $0.94 per common share based on a weighted average of 32,838,903 common shares outstanding for the nine months ended September 30, 2017, as compared to $35.6 million, or $1.07 per common share based on a weighted average of 33,234,994 common shares outstanding for the nine months ended September 30, 2016.

The increase in net investment income between the three month periods is primarily attributable to a decrease in incentive fee expense and higher dividend income related to the Logan JV. This was offset by lower interest income on debt and other income-producing investments.

The decrease in net investment income between the nine month periods is primarily attributable to a decrease in interest income on debt and other income-producing investments. This was offset by higher dividend income related to the Logan JV.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2017 and 2016 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
AIM Media Texas Operating, LLC	$—	$—	$—	$(0.1)
Airborne Tactical Advantage Company, LLC	—	—	—	0.7
CRS Reprocessing, LLC (1)	(11.9)	—	(11.9)	—
Food Processing Holdings, LLC	0.6	—	0.6	—
Flagship VII, Ltd.	—	—	(0.8)	—
Flagship VIII, Ltd.	—	—	(0.6)	—
Dimont & Associates, Inc. (2)	—	—	—	(10.9)
Dryden CLO, Ltd.	—	(1.1)	—	(1.1)
Gryphon Partners 3.5, L.P.	—	—	0.6	—
Hostway	—	—	(1.0)	—
OEM Group, LLC (3)	—	—	—	(6.2)
Loadmaster Derrick & Equipment, Inc. (4)	—	(6.6)	—	(6.6)
Surgery Center Holdings, Inc.	—	—	—	3.7
Tri Starr Management Services, Inc. (5)	—	(17.4)	—	(17.4)
Washington Inventory Service (6)	—	—	(10.4)	—
YP Equity Investors, LLC	—	—	1.3	—
Other	—	0.1	—	0.1
Net realized (losses)/gains	$(11.3)	$(25.0)	$(22.2)	$(37.8)

(1)       On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3.2 million. In connection with the sale, during the three months ended September 30, 2017, the Company recognized a loss of $11.9 million and reversed $8.1 million of unrealized depreciation.

 (2)       On March 14, 2016, as part of a further restructuring of the business, the cost basis of the Company’s equity interest totaling $6.6 million and subordinated term loan totaling $4.5 million was converted to an equity interest in an affiliated entity valued at $0.1 million. In connection with the restructuring, the Company recognized a realized loss in the amount of $10.9 million, which was offset by a $10.8 million change in unrealized appreciation.

(3)       On March 17, 2016, as part of a restructuring of the business, the cost basis of the Company’s first lien loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and a controlled equity interest in an affiliated entity valued at $8.3 million. In connection with the restructuring, the Company recognized a realized loss of $6.2 million, which was offset by a $5.6 million change in unrealized appreciation.

(4)       On July 1, 2016, as part of the restructuring, the Company exchanged the cost basis of its senior secured loans totaling $14.7 million for a new senior secured term loan of $7.0 million, a debt-like preferred equity position, valued at $1.1 million, and 10% warrants. As result of the restructuring, the Company recognized a $6.6 million loss on conversion to preferred equity, which was offset by a $5.1 million change in unrealized appreciation. Additionally, the Company made a $1.5 million investment in a first lien senior secured term loan.

(5)       On July 22, 2016, as part of the restructuring, the Company exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3.1 million. As result of the restructuring, the Company recognized a $17.4 million loss on conversion of its subordinated debt investment to common equity, which was offset by a $17.4 million change in unrealized appreciation. Additionally, the Company made a $8.8 million investment in first lien senior secured term loans.

(6)       On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $0.5 million. In connection with the sale, the Company recognized a loss of $10.4 million and reversed $10.1 million of unrealized depreciation.

In connection with the proceeds received from the exit of our equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, we recorded an income tax provision on realized gains of $0.0 million and $0.8 million, respectively, for the three and nine months ended September 30, 2017.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Gross unrealized appreciation on investments	$5.9	$10.6	$16.2	$15.3
Gross unrealized depreciation on investments	(8.3)	(8.1)	(22.4)	(21.9)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	7.2	22.2	8.1	18.8
Total	$4.8	$24.7	$1.9	$12.2

The net change in unrealized appreciation (depreciation) on our investments for the three months ended September 30, 2017 and 2016 was primarily the result of the reversal of prior period net unrealized depreciation related to certain restructured investments and the performance of certain portfolio investments.

The net change in unrealized appreciation (depreciation) on our investments for the nine months ended September 30, 2017 and 2016 was the result of the reversal of prior period net unrealized depreciation related to certain restructured investments and the performance of certain portfolio investments.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2017 and 2016, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.4 million and ($0.4) million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2017 and 2016, we recognized a benefit (provision) for tax on unrealized gains on investments of $2.3 million and ($0.6) million for consolidated subsidiaries, respectively. As of September 30, 2017 and December 31, 2016, $4.9 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, including the exit of our equity investments in YP Equity Investors, LLC in June 2017, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012 and expired on May 10, 2017. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended September 30, 2017 and 2016, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.00 million and $0.1 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. For the nine months ended September 30, 2017 and 2016, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.05 million and $0.1 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended September 30, 2017 and 2016, we realized a loss of $0.0 and $0.1 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. For the nine months ended September 30, 2017 and 2016, we realized a loss of $0.0 million and $0.2 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations. These changes were due to capital market changes impacting swap rates.

Net Increase in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $4.1 million, or $0.13 per common share based on a weighted average of 32,721,686 common shares for the three months ended September 30, 2017, as compared to $9.9 million, or $0.30 per common share based on a weighted average of 33,169,376 common shares for the three months ended September 30, 2016, respectively.

Net increase (decrease) in net assets resulting from operations totaled $10.6 million, or $0.33 per common share based on a weighted average of 32,838,903 common shares for the nine months ended September 30, 2017, as compared to $9.2 million, or $0.28 per common share based on a weighted average of 33,234,994 common shares for the nine months ended September 30, 2016.

The changes in net assets from operations between the three months ended September 30, 2017 and 2016 and the nine months ended September 30, 2017 and 2016 is due primarily to the fluctuation of the realized and unrealized gains and losses in the portfolio.

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

We borrowed $85.9 million (includes CAD $29.4 million converted to USD $22.1 million) under our Revolving Facility for the nine months ended September 30, 2017 and repaid $82.8 million our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $98.3 million under our Revolving Facility for the nine months ended September 30, 2016 and repaid $153.3 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided cash of $23.3 million and $90.9 million for the nine months ended September 30, 2017 and 2016, respectively, primarily in connection with the purchase and sales of portfolio investments. For the nine months ended September 30, 2017, our financing activities included net borrowings of $3.1 million on our Revolving Facility and used $26.6 million for distributions to stockholders, $2.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs. For the nine months ended September 30, 2016, our financing activities used $55.0 million to repay borrowings on our facility, $33.9 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs.

As of September 30, 2017 and December 31, 2016, we had cash of $3.5 million and $6.4 million, respectively. We had no cash equivalents as of September 30, 2017 and December 31, 2016.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2017 and December 31, 2016 (in millions):

	As of
	September 30, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$303.5	$112.4	$117.0	3.77%	$303.5	$107.9	$116.5	3.13%
Term Loan Facility	75.0	75.0	75.0	4.00%	75.0	75.0	102.5	3.38%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	37.8	6.75%
Total	$488.5	$297.4	$302.0	4.93%	$488.5	$292.9	$306.8	4.55%

(1)

As of September 30, 2017, excludes deferred financing costs of $1.3 million for the Term Loan Facility, $1.3 million for the 2021 Notes and $1.9 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2017.
(3)

As of December 31, 2016, excludes deferred financing costs of $1.2 million for the Term Loan Facility, $1.5 million for the 2021 Notes and $2.2 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2016.
(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of September 30, 2017. We had no foreign borrowings as of December 31, 2016.

Credit Facility

On August 19, 2015, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility, and entered into an amendment, or the Term Loan Amendment, to its Term Loan Facility. The Revolving Facility and Term Loan Facility are collectively referred to as the Facilities.

The Revolving Amendment revised the Revolving Facility dated April 30, 2014 to, among other things, extend the maturity date from April 2018 to August 2020 (with a one year term out period beginning in August 2019). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2017. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of September 30, 2017.

As of September 30, 2017, we had United States dollar borrowings of $88.9 million outstanding under the Revolving Facility with a weighted average interest rate of 3.75% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29.4 million ($23.5 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.86%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

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

For the nine months ended September 30, 2017, we borrowed $85.9 million (includes CAD $29.4 million converted to USD $22.1 million) and repaid $82.8 million under the Facilities. For the nine months ended September 30, 2016, we borrowed $98.3 million and repaid $153.3 million under the Facilities.

As of September 30, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Facilities approximated fair value. The fair values of the Company’s Facilities are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Facilities is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2017 and December 31, 2016, the Facilities would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.2 million and $2.1 million were incurred in connection with the Facilities during the three months ended September 30, 2017 and 2016, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $6.3 million and $6.2 million were incurred in connection with the Facilities during the nine months ended September 30, 2017 and 2016, respectively.

Amortization of deferred financing costs of $0.2 million and $0.3 million, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2017 and 2016. Amortization of deferred financing costs of $0.7 million and $0.8 million, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2017 and 2016. As of September 30, 2017, we had $2.0 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.0 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.2 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of September 30, 2017 was in excess of 200%.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2017, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2017, the carrying amount and fair value of our Notes was $110.0 million and $113.4 million, respectively. As of December 31, 2016, the carrying value and fair value of our 2021 Notes was $110.0 million and $111.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three and nine months ended September 30, 2017, we amortized approximately $0.2 million and $0.5 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, we amortized approximately $0.1 million and $0.4 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, we had $3.2 million and $3.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three and nine months ended September 30, 2017, we incurred interest expense on the Notes of approximately $1.9 and $5.6 million, respectively. For the three and nine months ended September 30, 2016, we incurred interest expense on the Notes of approximately $1.4 and $4.3 million, respectively.

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

For the three and nine months ended September 30, 2017, we recognized $0.0 million and $0.0 million of realized loss from the swap agreement, respectively, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, we recognized $0.1 million and $0.2 million, respectively, of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three and nine months ended September 30, 2017, we recognized $0.0 million and $0.1 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, we recognized $0.1 million and $0.1 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2016, the fair value of our swap agreement was ($0.05) million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of September 30, 2017 and December 31, 2016, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2.5
LAI International, Inc.	3.7	—
	3.7	$2.5
Unfunded revolving commitments
HealthDrive Corporation	$0.6	$1.5
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.	0.8	0.8
OEM Group, LLC	0.1	1.0
Togetherwork Holdings, LLC	0.1	—
Tri Starr Management Services, Inc.	0.5	0.5
Sciens Building Solutions, LLC	2.3	—
	$7.4	$6.8

Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	$1.0	$1.0
Total unfunded commitments	$12.1	$10.3

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0 and $0.003 million of dividends reinvested for the three and nine months ended September 30, 2017, respectively. There were no dividends reinvested for the three and nine months ended September 30, 2016 under the dividend reinvestment plan.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2017 distributions as of September 30, 2017, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2017, the percentage of 2017 income estimated as qualified interest income for tax purposes was 80.80%.

Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2017 and 2016 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Dollar amount repurchased	$1.0	$—	$2.5	$1.5
Shares repurchased	0.1	—	0.3	0.1
Average price per share (including commission)	$9.73	$—	$9.89	$10.86
Weighted average discount to net asset value	15.55%	—	15.02%	12.22%

Related Party Transactions

Investment Management Agreement

On March 7, 2017, our investment management agreement with the Advisor was re-approved by the Board of Directors, including a majority of our directors who are not interested persons of us. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

Incentive Fee on Net Investment Income

On November 7, 2017, we announced that we had accepted the Advisor’s proposal to irrevocably waive the receipt of incentive fees related to net investment income, that it would otherwise be entitled to receive under the investment management agreement, for the period commencing on July 1, 2017 and ending on December 31, 2017. Such waived incentive fees will not be subject to recoupment.

In addition, we accepted the Advisor’s proposal to waive the receipt of up to 25% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 to the extent necessary to support paying a minimum quarterly distribution to the holders of its shares of common stock equal to $0.27 per share for each quarter of our fiscal year ended December 31, 2018 (such waiver, “Dividend Waiver”). Such waived incentive fees shall not be subject to recoupment.

Further, commencing January 1, 2018, we accepted the Advisor’s proposal to calculate the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waive such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we will, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to the Advisor based on the formula in place prior to January 1, 2018 effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See the section Incentive Fee on Net Investment Income Calculated Prior to the Fee Waiver Agreement for the details of the calculation under the investment management agreement.

On January 1, 2018, the Reduced Incentive Fee on Net Investment Income will be calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the investment management agreement.  Specifically, the net investment income component will be calculated, and payable, quarterly in arrears at the end of each calendar quarter by reference to our aggregate preincentive fee net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2018).  Preincentive fee net investment income is expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters. The hurdle amount for incentive fee based on preincentive fee net investment income will continue to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but shall be multiplied by the net asset value attributable to our common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to our dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarters.

The calculation of preincentive fee net investment income shall continue to mean interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Furthermore, preincentive fee net investment income will continue to include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

The incentive fee based on preincentive net investment income for each quarter will be determined as follows:

•The Investment Advisor receives no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level.

•Subject to the Incentive Fee Cap below, the Advisor receives 100% of our preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•20.0% of our preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarters.

The amount of the incentive fee on preincentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on preincentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the appropriate number of quarters that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee will be subject to an Incentive Fee Cap (as defined below). The “Incentive Fee Cap” for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. “Cumulative Net Return” means (x) preincentive net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no incentive fee based on income to our Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an incentive fee based on preincentive net investment income to our Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on preincentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an incentive fee based on income to our Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.

“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by us, effective as of January 1, 2018. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we will, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Dividend Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of shareholders approve such amended incentive fee calculation

Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement

The incentive fee on net investment income prior to the Fee Waiver Agreement was calculated and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which was expressed as a rate of return on the value of our net assets attributable to the our common stock, for the immediately preceding calendar quarter, had a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). The Advisor received no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeded the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee was subject to a total return requirement, which provided that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that was payable in a calendar quarter was limited to the lesser of (i) 20% of the amount by which our  preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” was the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that was attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent the Advisor actually received such interest in cash, and any accrual thereof was be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

For the three months ended September 30, 2017 and 2016, we incurred $0 and $2.6 million, net of incentive fees waived of $0.8 million and $0, respectively, of incentive fees related to ordinary income. For the nine months ended September 30, 2017 and 2016, we incurred $2.5 million and $2.7 million, net of incentive fees waived of $0.8 million and $0, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior three and nine months were the result of realized and unrealized losses in the portfolio and the current quarter incentive fee waiver. As of September 30, 2017 and December 31, 2016, $0 and $2.2 million, respectively, of such incentive fees are currently payable to the Advisor. As of September 30, 2017 and December 31, 2016, $1.2 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement of September 30, 2017 and December 31, 2016.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2017 and 2016, we incurred no incentive fees related to the GAAP incentive fee.

Base Management Fee

The base management fee calculation remains the same and is calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of our assets without deduction for any liabilities. The base management fee is calculated based on the value of our gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

For the three months ended September 30, 2017 and 2016, we incurred base management fees payable to the Advisor of $2.6 million and $2.7 million, respectively. For the nine months ended September 30, 2017 and 2016, we incurred base management fees payable to the Advisor of $7.8 million and $8.4 million, respectively. As of September 30, 2017 and December 31, 2016, $2.6 million and $2.6 million, respectively, was payable to the Advisor.

Administration Agreement

We have also entered into an administration agreement with the Advisor under which the Advisor will provide administrative services to us. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for our operation, which include, among other things, being responsible for the financial records which we are required to maintain and preparing reports to our stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing our net asset value, oversees the preparation and filing of our tax returns and the printing and dissemination of reports to our stockholders, and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. We will reimburse the Advisor for our allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and our allocable portion of cost of compensation and related expenses of our chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided to us by the Advisor. Our board of directors reviews the allocation methodologies with respect to such expenses. Such costs are reflected as Administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on our behalf, managerial assistance to those portfolio companies to which we are required to provide such assistance. To the extent that our Advisor outsources any of its functions, we pay the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended September 30, 2017 and 2016, we incurred administrator expenses of $0.7 million and $0.9 million, respectively. For the nine months ended September 30, 2017 and 2016, we incurred administrator expenses of $2.2 million and $2.7 million, respectively. As of September 30, 2017 and December 31, 2016, $0.2 million of administrator expenses were due from the Advisor and $0.1 million was payable to the Advisor, respectively.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.0 million. As of September 30, 2017, all commitments have been called. Our nominal investment in Greenway is reflected in the September 30, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of September 30, 2017, distributions representing 125.2% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through September 30, 2017 totaled $187.7 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended September 30, 2017, we earned $0.0 million in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the nine months ended September 30, 2017, we recorded a net reduction of fees of $0.0 million related primarily to unrealized incentive fees related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2016, we earned $0.1 million and $0.2 million, respectively, in fees related to Greenway which was included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $0.0 million and $0.2 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of September 30, 2017, all commitments have been called. Our nominal investment in Greenway II is reflected in the September 30, 2017 and December 31, 2016 Consolidated Schedules of Investments. As of September 30, 2017, distributions representing 64.5% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through September 30, 2017 totaled $120.6 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended September 30, 2017 and 2016, we earned $0.3 million and $0.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, we earned $0.8 million and $1.0 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $0.3 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended September 30, 2017 and 2016, we recognized $0.1 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2017 and 2016, we recognized $0.2 million and $0.2 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2017 and December 31, 2016, $0 and $0.2 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of September 30, 2017 and December 31, 2016, there was $0.07 million and $0.07 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2017, the Advisor owed $0.2 million of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we owed $0.1 million, of administrator expense to the Advisor, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of September 30, 2017 and December 31, 2016, $0.3 million and $0.5 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of September 30, 2017, we had $3.7 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.3 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.4 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.1 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.6 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.4 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

Critical accounting policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ. In addition to the discussion below, our significant accounting policies are further described in the notes to the consolidated financial statements.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2017, we had loans on non-accrual status with an amortized cost basis of $32.4 million and fair value of $19.7 million. As of September 30, 2016, we had loans on non-accrual status with an amortized cost basis of $21.1 million and fair value of $18.7 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the three months ended September 30, 2017 and 2016 we incurred U.S. federal excise tax and other tax expenses of $0.0 million and $0.1 million, respectively. For the nine months ended September 30, 2017 and 2016 we incurred U.S. federal excise tax and other tax expenses of $0.3 million and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and nine months ended September 30, 2017 and 2016 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
Current income tax provision:
Current income tax benefit (provision)	$0.2	$(0.0)	$0.0	$(0.2)
Current tax provision on realized gain on investments	(0.0)	—	(0.8)	—

Deferred income tax benefit:
Deferred income tax benefit	0.1	0.1	0.2	0.4
Benefit (provision) for taxes on unrealized gain on investments	0.4	(0.4)	2.3	(0.6)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2017 and December 31, 2016, $0.0 million and $0.1 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2017 and December 31, 2016, $0.7 million and $0, respectively, of income taxes payable were included in income taxes payable on the Consolidated Statements of Assets and Liabilities relating to a current tax provision for taxable ordinary income and realized gains for a consolidated blocker corporation. As of September 30, 2017 and December 31, 2016, $4.9 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of September 30, 2017 and December 31, 2016, $5.3 million (net of $0.4 million allowance) and $2.4 million (net of $2.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. We believe that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

From October 1, 2017 through November 9, 2017, we closed three new first lien senior secured debt investments totaling $11.7 million in the IT services, Consumer services and Business services industries, one new equity investment totaling $0.2 million in the Consumer services industry and two follow-on first lien senior secured debt investments totaling $0.8 million. The new and follow-on floating rate investments have a combined weighted average yield based upon cost at the time of the investment of 8.8%.

On October 30, 2017, we sold our first lien senior secured term loans in Wheels Up Partners, LLC for $15.1 million.

On October 30, 2017, we received proceeds of $5.5 million from the partial repayment of our first lien term loan in Alex Toys, LLC, which included a $0.08 million prepayment premium.

On November 7, 2017, in consultation with our board of directors, we accepted the Advisor’s proposal to waive its incentive fee on net investment income for each of the three month periods ending September 30, 2017 and December 31, 2017 and entered into a fee waiver agreement whereby incentive fees on net investment income would be calculated under a new formula that would result in a lower incentive fee if such result was lesser than such calculation in effect prior to January 1, 2018. Further, the Advisor will also waive the receipt of up to 25% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 to the extent necessary to support us paying a minimum quarterly distribution to the holders of our shares of common stock equal to $0.27 per share for each quarter of our fiscal year ended December 31, 2018. Such incentive fees waived shall not be subject to recoupment. Refer to Related Party Transactions in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

On November 7, 2017, our board of directors declared a dividend of $0.27 per share payable on December 29, 2017 to stockholders of record at the close of business on December 15, 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2017, 92.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2017 and December 31, 2016, the weighted average interest rate floor on our floating rate loans was 0.93% and 0.91%, respectively. Our Revolving Facility and Term Loan Facility are also subject to floating interest rates.

Based on our September 30, 2017, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$13.1	$5.6	$7.5
Up 200 basis points	$8.7	$3.7	$5.0
Up 100 basis points	$4.4	$1.9	$2.5
Down 300 basis points	$(1.4)	$(2.4)	$1.0
Down 200 basis points	$(1.4)	$(2.4)	$1.0
Down 100 basis points	$(1.4)	$(1.9)	$0.5

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2017 for more information on the incentive fee.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on March 9, 2017 other than as described in Part II, Item 1A. “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the Securities and Exchange Commission on August 3, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program. Unless extended by our board of directors, the stock repurchase program will terminate on March 7, 2018 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

During the nine months ended September 30, 2017, we purchased 252,081 shares at a weighted average price per share of $9.89. The following table presents information with respect to the Company’s purchases of its common stock during the nine months ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2017 through January 31, 2017	—	$—	—	$20,962,548
February 1, 2017 through February 28, 2017	—	$—	—	$20,962,548
March 1, 2017 through March 31, 2017	—	$—	—	$20,000,000
April 1, 2017 through April 30, 2017	—	$—	—	$20,000,000
May 1, 2017 through May 31, 2017	88,800	$9.97	88,800	$19,911,200
June 1, 2017 through June 30, 2017	61,200	$10.07	61,200	$19,850,000
July 1, 2017 through July 31, 2017	—	$—	—	$19,850,000
August 1, 2017 through August 31, 2017	102,081	$9.71	102,081	$19,747,919
September 1, 2017 through September 30, 2017	—	$—	—	$19,747,919
	252,081	$9.89	252,081

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: November 9, 2017	By:	/s/ Sam W. Tillinghast
Sam W. Tillinghast
Co-Chief Executive Officer

Date: November 9, 2017	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Co-Chief Executive Officer

Date: November 9, 2017	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer