Form 10-K
period 2017-12-31
THL Credit, Inc.
filed 2018-03-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $326.1 million based on the closing price on that date of $9.95 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 5, 2018, there were 32,673,590 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED December 31, 2017

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2017, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over approximately an aggregate $1,979 million in commitments to 100 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2017, we, along with our managed funds and separately managed accounts, have received $1,296 million of proceeds from the realization of investments. The Company alone has received $1,067 million of proceeds from the realization of its investments.

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

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. The Company has formed substantially owned subsidiaries which serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed substantially owned subsidiaries which serve as the administrative agents on certain investment transactions, including THL Corporate Finance, Inc.

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

(6)

THL Credit Strategic Funding LLC is a wholly owned subsidiary of THL Credit Advisors that focuses principally on investing in directly originated lower middle market loans that may require seasoning for other managed funds or accounts.

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

THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. THL Credit Advisors and its credit-focused affiliates managed assets of $11.6 billion as of December 31, 2017 across its two primary investment strategies: Direct Lending and Tradable Credit.

THL Credit Advisors benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

THL Credit Advisors’ Direct Lending strategy invests primarily in secured loans consisting of first lien senior secured, including unitranche investments, and, to a lesser extent, second lien facilities. In certain instances, THL Credit Advisors’ Direct Lending strategy also makes subordinated debt investments and equity investments such as warrants, preferred stock or other similar securities.

THL Credit Advisors’ Tradable Credit strategy manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including private funds, certain CLOs and as sub-advisor to THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a nondiversified, closed-end management investment company. The Advisor may serve as investment advisor to additional private funds, registered closed-end funds and CLOs in the future.

THL Credit Advisors is headquartered in Boston, with additional origination teams in Chicago, Dallas, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, THL Credit Advisors has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its strategies.

THL Credit Advisor’s Direct Lending investment committee, which serves as our investment committee, is comprised of Christopher J. Flynn, Terrence W. Olson, W. Montgomery Cook, James R. Fellows and Howard H. Wu (the “Investment Committee Members”).

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

The Advisor is owned in part by a partnership consisting of certain of the partners of THL Partners. THL Partners is one of the world’s oldest and most experienced private equity firms. Since its founding in 1974, the firm has raised over $22 billion of equity capital and invested in more than 140 portfolio companies with an aggregate value of over $200 billion. THL Partners invests in growth-oriented businesses, headquartered primarily in North America, across three sectors: Business & Financial Services, Consumer & Healthcare, and Media, Information Services and Technology. The firm partners with portfolio company management to identify and implement operational and strategic improvements to accelerate sustainable revenue and profit growth. THL Partners strives to build companies of lasting value and generate superior investment returns. We believe we benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the industry knowledge of THL Partners’ investment team to consult with the THL Partners team on specific industry issues, trends and other complementary matters.

Investment Approach

Our investment approach consists of the following four separate and distinct phases: (1) sourcing; (2) selecting; (3) structuring; and (4) supervising investments. Sourcing involves our efforts to generate as vast a universe of relevant and actionable investment opportunities as possible. Selecting represents our decision-making process regarding which of those investments to pursue. Structuring summarizes our creative approach to deploying capital on a case-by-case basis in a way that maximizes value. Supervising is a reference to our ongoing rigorous credit monitoring.

Sourcing

The elements of our sourcing efforts will include: (i) determining the market in which we intend to participate; (ii) identifying the opportunities within that market; (iii) having a clear strategy; (iv) knowing the competition; and (v) distinguishing our competitive advantages.

Determining the Market

We invest primarily in debt securities of sponsored issuers based in the lower middle market mainly in the United States. Our debt investments are composed of directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also may make second lien loans and subordinated or mezzanine debt investments, which may include an associated equity component such as warrants, preferred stock and other similar securities, and direct equity co-investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. We also may provide advisory services to managed funds.

Market opportunity

We believe the environment for investing in lower middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. We believe that lower middle market companies are experiencing improved fundamentals driven by a stabilized economy and an increase in confidence. Lower middle market companies have recently displayed improvements in operating performance, resulting in stronger credit quality. Default levels remain relatively low, and volatility in the broader capital markets has eased, resulting in more lower middle market companies seeking growth capital at attractive lender credit metrics.

Meaningful availability of investable capital at private equity firms. Recent private equity data show over $1 trillion of cash reserves that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.1  Private equity funds will often prefer to support these transactions with debt securities, including first lien and second lien loans from sources such as us.

Consolidation among commercial banks has reduced their focus on middle market business. We believe that many bank lenders have de-emphasized their service and product offerings to lower middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing issuers to reduce leverage. As a result, it allows us a greater opportunity to originate proprietary investment opportunities; a situation that we believe the Investment Professionals are equipped to capitalize upon as a result of their extensive experience.

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

Middle market companies are increasingly seeking lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. Lower middle market companies continue to seek lenders with long-term capital to provide flexible solutions for their debt and equity financing needs. We believe that many middle market companies prefer to execute transactions with private capital providers such as us, rather than execute high-yield bond or equity transactions in the public markets, which may necessitate increased financial and regulatory compliance and reporting obligations. Further, we believe many middle market companies are inclined to seek capital from a small number of skilled, reliable and predictable providers with access to permanent capital that can satisfy their specific needs and serve as value-added financial partners with an understanding of, and longer-term view oriented towards the growth of their businesses. We aim to develop a constructive partnership with its portfolio companies to help them navigate economic cycles and operational issues which will arise.

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

[1]	Source: 2018 Preqin Global Private Equity & Venture Capital Report.

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

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2017, our portfolio investments spanned several industries and the largest industries represented and the percentage of our investment portfolio at fair value were as follows: (i) consumer products 19.25%; (ii) industrials and manufacturing at 15.32%; (iii) financial services at 12.76%; (iv) IT services at 9.23%; and (v) healthcare at 7.51%.

Competition

Our primary competitors to providing financing to middle market companies will include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us.

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

Significant institutional expertise and brand recognition gained from investing over $2 billion in over 100 companies between June 2009 and December 31, 2017, across our direct lending credit strategy. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over eight years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

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

Investments teams with a regional focus set up in Industry Verticals. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Dallas, New York and Los Angeles, we have a deep and diverse relationship network. Given our five-office footprint, we are closer to smaller, regional sponsors and have cultivated deep relationships with these private equity firms. In many cases, regional sponsors prefer to partner with local lenders. Once an investment opportunity is sourced by one of our fives offices, the opportunity is transitioned to a lead underwriter while the individual who originated the opportunity remains closely involved in a relationship management capacity. We cover three primary industry verticals: Business & Financial Services (New York), Consumer & Healthcare (Boston, Dallas, Chicago and Los Angeles) and Information Services & Media (Los Angeles). Given our emphasis on three primary industry verticals, we have a strong preference for industry or sector-focused funds and/or sponsors who specialize in only several sectors as opposed to generalist private equity firms. Many middle market sponsors do not staff an internal capital markets resource (i.e., one who maintains a database and network of debt financing partners/arrangers); as such, a sponsor’s deal team leader without this resource is directly responsible for arranging debt financing as part of his/her deal process on a case-by-case basis. Middle market sponsors with this profile appreciate the value proposition of partnering with a trusted, local relationship and respected lender with deep domain expertise.

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

Management: including the quality, breadth and depth of the portfolio company’s management; track record and prior experience; background checks; reputation; compensation and equity incentives; corporate overhead; motivation; and interviews with management, employees, customers and vendors;

Financial Analysis: an understanding of relevant financial ratios and statistics, including various leverage, liquidity, free cash flow and fixed charge coverage ratios; impact on ratios in various future performance scenarios and comparison of applicable ratios to industry competitors; satisfaction with the auditor of the financial statements; and quality of earnings analysis;

Capital Structure: diverse considerations regarding leverage (including understanding seniority and leverage multiples); ability to service debt; collateral and security protections; covenants and guarantees; equity investment amounts and participants (where applicable); and review of other significant structural terms and pertinent legal documentation; and,

Collateral and Enterprise Value: analysis of relevant collateral coverage, including assets on a liquidation basis and enterprise value on a going concern basis; matrix analysis of cash flow and valuation multiples under different scenarios along with recovery estimates; and comparison to recent transaction multiples and valuations.

Underwriting Process

We employ an extensive due diligence approach tailored to each particular investment opportunity. To begin, we review the information memorandum that the company presenting the investment opportunity or its intermediary has prepared, and discuss the opportunity at a high level with the company’s management team, the sponsor or the intermediary, as applicable. Based on that initial high-level review, the investment team submits a customized due diligence questionnaires request to the company or intermediary. Sometimes the company or intermediary responds directly with materials, and other times there is an online data room that the investment team is invited to review. If the investment opportunity involves a sponsor that has performed a diligence review of the company, the investment team reviews the sponsor’s due diligence reports and analyses. The investment team supplements the document review with phone calls and meetings with the intermediary, sponsor and company’s management team, as applicable. Members of the investment team may also speak with business contacts who are industry experts who provide color on industry and market trends, without discussing the specific investment opportunity. Such industry experts may include employees of THL Partners or their portfolio companies, and persons in THL Credit Advisors’ and THL Partners’ vast network of business contacts. Members of the investment team build a preliminary financial model and review financial statements as part of the analysis on whether the opportunity is attractive.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of Christopher J. Flynn, Terrence W. Olson, W. Montgomery Cook, James R. Fellows and Howard H. Wu. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the members of the committee is required.

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

Logan JV We have invested in Logan JV, which as of December 31, 2017 consisted of a portfolio of loans to 110 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in lower yielding broadly syndicated and directly originated debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See Management’s Discussion and Analysis of Financial Condition and Results of Operation—THL Credit Logan JV LLC and the financial statements attached as an exhibit hereto.

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

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.24 and 2.36 at December 31, 2017 and December 31, 2016, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2017 and 2016 (in millions):

	December 31, 2017				December 31, 2016
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$63.1	9.9%	$69.4	11.4%	$48.5	7.3%	$62.9	9.4%
2(b)	436.1	68.1%	437.9	71.9%	358.1	53.4%	364.6	54.5%
3(c)	69.4	10.8%	60.7	10.0%	237.0	35.3%	219.6	32.8%
4(d)	28.4	4.4%	20.0	3.3%	—	0.0%	—	0.0%
5(e)	43.4	6.8%	20.7	3.4%	27.0	4.0%	22.1	3.3%
Total	$640.4	100.0%	$608.7	100.0%	$670.6	100.0%	$669.2	100.0%

(a)

As of December 31, 2017 and December 31, 2016 Investment Score “1”, based upon fair value, included $0.0 million and $20.2 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2017 and December 31, 2016, Investment Score “2”, based upon fair value, included $147.3 million and $110.7 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2017 and December 31, 2016, Investment Score “3”, based upon fair value, included $48.9 million and $95.6 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2017 and December 31, 2016, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2017 and December 31, 2016, Investment Score “5”, based upon fair value, included $12.6 million and $12.4 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and a fair value of $21.0 million. For the year ended December 31, 2017, loans from two additional issuers were put on non-accrual status with one existing loan coming off non-accrual status as part of a realization of the investment. As of December 31, 2016, we had loans on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million. Once a loan is place on non-accrual, our Advisor takes steps to maximize recovery on our investment, including through restricting or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

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

Management Fee

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

For the years ended December 31, 2017, 2016 and 2015, THL Credit Advisors earned base management fees of $10.4 million, $11.0 million and $11.8 million, respectively, from us.

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

Subsequently, we accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment.

Further, commencing January 1, 2018, we accepted the Advisor’s proposal to calculate the incentive fee on net investment income in a manner intended to reduce the future amount of any incentive fees and more closely align our incentive fee arrangement with the performance of the Company. Below is a description of how we will calculate the Advisor’s incentive fee on net investment income under this new arrangement as well as a description of the calculation under the original arrangement.

New Incentive Fee on Net Investment Income

Commencing January 1, 2018, we will calculate the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waive such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we will, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to the Advisor based on the formula in place prior to January 1, 2018 effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See the section Incentive Fee on Net Investment Income Calculated Prior to the Fee Waiver Agreement for the details of the calculation under the investment management agreement.

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
•

Subject to the Incentive Fee Cap below, the Advisor receives 100% of our preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	20.0% of our preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarters.

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

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by us, effective as of January 1, 2018. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we will, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of shareholders approve such amended incentive fee calculation.

The following is a graphical representation of the calculation of the Incentive Fee based on income:

Incentive Fee based on Income

Percentage of Ordinary Income comprising the Incentive Fee based on Income

(expressed as an annualized rate(1) of return on the value of net assets as of the beginning of each of the quarters included in the Trailing Twelve Quarters)

(1)	The Incentive Fee is determined on a quarterly basis but has been annualized for purposes of the above diagram. The diagram also does not reflect the Incentive Fee Cap.

Example of Calculation of the Incentive Fee based on Income Assumptions

Assumptions(1)

•	Quarter 1
•	Net Asset Value at the start of Quarter 1 = $100.0 million
•	Quarter 1 Ordinary Income = $6.0 million
•	Quarter 1 Net Capital Gain = $1.0 million

•	Quarter 1 Hurdle Amount = $2.0 million (calculated based on an annualized 8.0% hurdle rate)
•	Quarter 1 Catch-up Amount = $2.5 million (calculated based on an annualized 10.0% rate)
•	Quarter 2
•	Net Asset Value at the start of Quarter 2 = $100.0 million
•	Quarter 2 Ordinary Income = $1.5 million
•	Quarter 2 Net Capital Gain = $1.0 million
•	Quarter 2 Hurdle Amount = $2.0 million (calculated based on an annualized 8.0% hurdle rate)
•	Quarter 2 Catch-up Amount = $2.5 million (calculated based on an annualized 10.0% rate)
•	Quarter 3
•	Net Asset Value at the start of Quarter 3 = $100.0 million
•	Quarter 3 Ordinary Income = $2.0 million
•	Quarter 3 Net Capital Loss = ($6.0) million
•	Quarter 3 Hurdle Amount = $2.0 million (calculated based on an annualized 8.0% hurdle rate)
•	Quarter 3 Catch-up Amount = $2.5 million (calculated based on an annualized 10.0% rate)
•	Quarter 4
•	Net Asset Value at the start of Quarter 4 = $100.0 million
•	Quarter 4 Ordinary Income = $3.5 million
•	Quarter 4 Net Capital Gain = $3.0 million
•	Quarter 3 Hurdle Amount = $2.0 million (calculated based on an annualized 8.0% hurdle rate)
•	Quarter 3 Catch-up Amount = $2.5 million (calculated based on an annualized 10.0% rate)

(1)	For illustrative purposes, Net Asset Value is assumed to be $100.0 million as of the beginning of all four quarters and does not give effect to gains or losses in the preceding quarters.

Determination of Incentive Fee based on income

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $2.0 million and the Catch-up Amount of $2.5 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $1.2 million ((100% of $0.5 million) + (20% of $3.5 million)) is payable to our Investment Adviser for Quarter 1.

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $2.0 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $4.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $5.0 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $300,000 ($1.5 million ((100% of $1.0 million) + (20% of 2.5 million)) minus $1.2 million paid in Quarter 1) is payable to our Investment Adviser for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $6.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $7.5 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(0.4 million), calculated as follows:

(20% x ($9.5 million minus $4.0 million)) minus $1.5 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Investment Adviser for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $8.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $10.0 million. The calculation of the Incentive Fee based on income would be $1.1 million ($2.6 million (100% of $2.0 million) + (20% of $3.0 million) minus $1.5 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $900,000 calculated as follows:

(20% x ($13.0 million minus $1.0 million)) minus $1.5 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of $1.1 million calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of $900,000 is payable to our Investment Adviser for Quarter 4.

Prior Incentive Fee on Net Investment Income

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income allocated to first component of incentive fee

For the years ended December 31, 2017, 2016 and 2015, we incurred $3.2 million, $4.5 million and $11.9 million, net of incentive fees waived of $0.8 million, $0 and $0, respectively, of incentive fees related to ordinary income. As of December 31, 2017 and December 31, 2016, $0.1 million and $2.2 million, respectively, of such incentive fees were currently payable to the Advisor. As of December 31, 2017 and December 31, 2016, $1.0 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Pre-incentive fee capital gains allocated to second component of incentive fee

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2017 and December 31, 2016.

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

We reimburse THL Credit Advisors for a portion of the costs and expenses incurred by THL Credit Advisors for office space rental, office equipment and utilities deemed allocable to the performance by THL Credit Advisors of its duties under the investment management agreement, as well as any costs and expenses incurred by THL Credit Advisors relating to any non-investment advisory, administrative or operating services provided by THL Credit Advisors to us or in the form of managerial assistance to portfolio companies that request it.

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

Duration and termination

The investment management agreement was approved by our board of directors on March 2, 2018, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 2, 2018, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

License agreement

We and THL Credit Advisors have entered into a license agreement with THL Partners under which THL Partners has granted to us and THL Credit Advisors a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or THL Credit Advisors by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or THL Credit Advisors by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or THL Credit Advisors at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and THL Credit Advisors must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and THL Credit Advisors have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners

Staffing

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor or its wholly owned subsidiary, THL Credit Senior Loan Strategies LLC (“SLS”). Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by either the Advisor or SLS. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse the Advisor, in its capacity as our Administrator, for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 6, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 6, 2018 or the date of our 2018 Annual Meeting of Stockholders, which is expected to be held in June 2018. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our investment adviser’s code of ethics under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. You may read and copy our code of ethics and our code of ethics and business conduct at the SEC’s Public Reference Room located at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, our code of ethics and our code of ethics and business conduct are available on the EDGAR Database on the SEC’s Internet site at http://www.sec.gov and are available on our corporate governance webpage at http://investor.thlcreditbdc.com/corporate-governance.

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

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities, and, accordingly, may have a material adverse effect on our investment objective and rate of return on investment capital. A portion of our income will depend upon the difference between the rate at which we borrow funds and the interest rate on the debt securities in which we invest. Because we will borrow money to make investments and may issue debt securities, preferred stock or other securities, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities, preferred stock or other securities and the rate at which we invest these funds. Typically, we anticipate that our interest earning investments will accrue and pay interest at both variable and fixed rates, and that our interest-bearing liabilities will accrue interest at variable and fixed rates. The benchmarks used to determine the floating rates earned on our interest earning investments are London Interbank Offered Rate, or LIBOR, and Canadian Dollar Offer Rate, or CDOR, with maturities that range between one and twelve months and alternate base rate, or ABR, (commonly based on the Prime Rate or the Federal Funds Rate), with no fixed maturity date. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. We use a combination of equity and long-term and short-term borrowings to finance our investment activities.

A significant increase in market interest rates could harm our ability to attract new portfolio companies and originate new loans and investments. We expect that a majority of our investments in debt will continue to be at floating rates with a floor. However, in the event that we make investments in debt at variable rates, a significant increase in market interest rates could also result in an increase in our non-performing assets and a decrease in the value of our portfolio because our floating-rate loan portfolio companies may be unable to meet higher payment obligations. In periods of rising interest rates, our cost of funds would increase, resulting in a decrease in our net investment income. In addition, a decrease in interest rates may reduce net income, because new investments may be made at lower rates despite the increased demand for our capital that the decrease in interest rates may produce. We may, but will not be required to, hedge against the risk of adverse movement in interest rates in our short-term and long-term borrowings relative to our portfolio of assets. If we engage in hedging activities, it may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition, and results of operations.

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

As of December 31, 2017, there was $275.0 million of commitments under our revolving credit agreement, or Revolving Facility, of which $167.3 million was funded.

The Revolving Facility has a maturity date of December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year period between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility includes an accordion feature permitting us to expand the commitments, if certain conditions are satisfied; provided, however, that the aggregate amount is capped at $500.0 million. ING serves as administrative agent, lead arranger and bookrunner under the Revolving Facility.

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

As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2017, there was $167.3 million of borrowings outstanding under the Revolving Facility and $110.0 million outstanding on the Notes at a weighted average interest rate of per 5.11% annum. As of December 31, 2017, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2017 of $277.3 million at an average interest rate of 5.11%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(15.45)%	(9.78)%	(4.12)%	1.55%	7.21%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of our assets at the beginning of the period ($389.8 million as of December 31, 2016) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($14.2 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($344.0 million) to determine the “corresponding return to common stockholders.”

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

We may default under the Revolving Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2017, all of our assets were pledged as collateral under the Revolving Facility. In the event we default under the Revolving Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as currently provided in the 1940 Act, is not at least 200%, and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

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

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We are also subject to asset coverage requirements for total borrowings under our Revolving Facility. The Financial CHOICE Act of 2017, which was passed by the U.S. House of Representatives in June 2017, would modify this section of the 1940 Act and increase the amount of debt that BDCs may incur by modifying the asset coverage percentage from 200% to 150%. A bipartisan companion bill was introduced in the Senate in January of 2018. As a result, subject to the passage of such legislation and the terms thereof, we may be able to incur additional indebtedness in the future and therefore your risk of an investment in us may increase.

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

That part of the incentive fee payable by us that relates to our net investment income is computed on income that may include interest and other fee income that has been accrued but not yet received in cash. If a portfolio company defaults on a loan, it is possible that accrued interest previously used in the calculation of the incentive fee will become uncollectible. Consequently, while we may make incentive fee payments on income accruals that we may not collect in the future and with respect to which we do not have a formal clawback right against our investment adviser per se, the amount of accrued income written off in any period will reduce the income in the period in which such write-off was taken and thereby reduce such period’s incentive fee payment, but only to the extent that such an incentive fee is payable for that period because the write-off will not be carried forward to reduce any incentive fee payable in subsequent quarters.

The portion of incentive fee that are attributable to deferred interest (sometimes referred to as payment in-kind interest, or PIK) will be paid to our Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending transactions between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We typically use LIBOR as a reference rate in floating-rate loans we extend to portfolio companies such that the interest due to us pursuant to a term loan extended to a portfolio company is calculated using LIBOR. The terms of our debt investments generally include minimum interest rate floors which are calculated based on LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities. The future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made or received through restructuring direct equity investments or received warrants in connection with loans representing approximately 10.1% of the aggregate amortized cost basis of our portfolio as of December 31, 2017. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

The U.S. and global capital markets experienced extreme volatility and disruption during the economic downturn that began in mid-2007, and the U.S. economy was in a recession for several consecutive calendar quarters during the same period. In 2010, a financial crisis emerged in Europe, triggered by high budget deficits and rising direct and contingent sovereign debt, which created concerns about the ability of certain nations to continue to service their sovereign debt obligations. Risks resulting from such debt crisis and any future debt crisis in Europe or any similar crisis elsewhere could have a detrimental impact on the global economic recovery, sovereign and non-sovereign debt in certain countries and the financial condition of financial institutions generally. In July and August 2015, Greece reached agreements with its creditors for bailouts that provide aid in exchange for certain austerity measures. These and similar austerity measures may adversely affect world economic conditions and have an adverse impact on our business and that of our portfolio companies. In the second quarter of 2015, stock prices in China experienced a significant drop, resulting primarily from continued sell-off of shares trading in Chinese markets. In August 2015, Chinese authorities sharply devalued China's currency. In June 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, and the implications of the United Kingdom’s pending withdrawal from the European Union are unclear at present. In November 2016, voters in the United States elected a new president and the implications of a new presidential administration are unclear at present. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business and that of our portfolio companies and the broader financial and credit markets and have reduced the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time again or materially worsen in the future, including as a result of U.S. government shutdowns or further downgrades to the U.S. government’s sovereign credit rating or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a result of the 2016 U.S. election, the Republican Party currently controls both the executive and legislative branches of government, which increases the likelihood that legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Areas subject to potential change, amendment or repeal include the Dodd-Frank Act, the Consumer Protection Act, the Volcker Rule, and the authority of the Federal Reserve and the Financial Stability Oversight Council. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The recent decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

In particular, currency volatility may mean that our returns and the returns of our portfolio companies will be adversely affected by market movements and may make it more difficult, or more expensive, for us to implement appropriate currency hedging. Potential declines in the value of the British Pound and/or the euro against other currencies, along with the potential downgrading of the United Kingdom’s sovereign credit rating, may also have an impact on the performance of any of our portfolio companies located in the United Kingdom or Europe.

Legislative tax reform may have a negative effect.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which was signed by the President. Such legislation will make many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 6, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Except in connection with the exercise of warrants or the conversion of convertible securities, in any such case the price at which our securities are to be issued and sold may not be less than a price, that in the determination of our board of directors, closely approximates the market value of such securities at the relevant time. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2017, our net asset value per share was $10.51. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 5, 2018 was $8.46. At our Annual Meeting of Stockholders on June 6, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 6, 2018 and the date of our 2017 Annual Meeting of Stockholders. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2017, we had $167.3 million outstanding under the Revolving Facility. The indebtedness under the Revolving Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 6, 2017, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Although any such sale must be approved by our board of directors, there is no limit on the amount of dilution that may occur as a result of such sale. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2017 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value.

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

Any default under the agreements governing our indebtedness, including a default under the Revolving Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Revolving Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Revolving Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Revolving Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Revolving Facility, could proceed against the collateral securing the debt. Because the Revolving Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Revolving Facility under any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 100 Federal Street, 31st Floor, Boston, MA 02110. THL Credit Advisors furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal proceedings

As of December 31, 2017, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

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

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.” The following table sets forth, for the periods indicated, the range of high and low sales prices for our common stock, as reported on The NASDAQ Global Select Market:

	High	Low
Fiscal year ended December 31, 2017
First quarter	$10.56	$9.49
Second quarter	$10.10	$9.52
Third Quarter	$10.23	$9.08
Fourth Quarter	$9.61	$8.93
Fiscal year ended December 31, 2016
First quarter	$10.89	$8.67
Second quarter	$11.34	$10.12
Third Quarter	$11.80	$9.51
Fourth Quarter	$10.41	$8.99

The last reported price for our common stock on March 5, 2018 was $8.46 per share. As of March 5, 2018, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the Standard & Poor’s 500 Stock Index and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2017. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P 500 Index and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Sales of unregistered securities

There was $0.003 million of dividends reinvested during the year ended December 31, 2017 under the dividend reinvestment plan. There was $0.003 million of dividends reinvested for the year ended December 31, 2016 and there were no dividends reinvested for the year ended 2015, respectively.

Issuer purchases of equity securities

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program, which was extended on March 2, 2018. Unless extended by our board of directors, the stock repurchase program will expire on March 2, 2019 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our intention to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

During the year ended December 31, 2017, we purchased 252,081 shares at a weighted average price per share of $9.89, inclusive of commissions. This represents a discount of approximately 15.02% to average net asset value per share for the year ended December 31, 2017. The following table presents information with respect to our purchases of our common stock during the year ended December 31, 2017 (in millions, except for per price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2017 through January 31, 2017	—	$—	—	$20,962,548
February 1, 2017 through February 28, 2017	—	$—	—	$20,962,548
March 1, 2017 through March 31, 2017	—	$—	—	$20,000,000
April 1, 2017 through April 30, 2017	—	$—	—	$20,000,000
May 1, 2017 through May 31, 2017	88,800	$9.97	88,800	$19,911,200
June 1, 2017 through June 30, 2017	61,200	$10.07	61,200	$19,850,000
July 1, 2017 through July 31, 2017	—	$—	—	$19,850,000
August 1, 2017 through August 31, 2017	102,081	$9.71	102,081	$19,747,919
September 1, 2017 through September 30, 2017	—	$—	—	$19,747,919
October 1, 2017 through October 31, 2017	—	$—	—	$19,747,919
November 1, 2017 through November 30, 2017	—	$—	—	$19,747,919
December 1, 2017 through December 31, 2017	—	$—	—	$19,747,919
	252,081	$9.89	252,081

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

The following table summarizes our distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27

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

The tax character of distributions declared and paid in 2017 represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2017 and 2016 were ($0.9) million and ($0.1) million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2017, the percentage of 2017 income estimated as qualified interest income for tax purposes was 80.4%.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2017, 2016, 2015, 2014 and 2013 in thousands, except for per share data. The Consolidated Statements of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2017, 2016, 2015, 2014 and 2013 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended
	2017	2016	2015	2014	2013
Statement of Operations data:
Total investment income	$78,773	$84,585	$94,195	$91,928	$74,650
Incentive fees	3,185	4,461	11,894	11,184	10,682
Base management fees	10,389	10,998	11,825	11,142	7,521
All other expenses	26,128	24,271	23,147	20,372	14,547
Incentive fee waiver	(811)	—	—	—	—
Income tax (benefit) provision and excise tax	168	155	(243)	1,040	511
Net investment income	39,714	44,700	47,572	48,190	41,389
Net realized (loss) gain on investments	(17,307)	(38,849)	190	(12,855)	2,604
Net change in unrealized appreciation (depreciation) on investments	(31,606)	11,141	(17,875)	2,243	309
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(13)	140	—	—	—
Provision for taxes on realized gain on investments	(842)	—	(8)	(249)	—
Benefit (provision) for taxes on unrealized gain on investments	2,146	137	(1,226)	(151)	(1,960)
Interest rate derivative periodic interest payments, net	(46)	(276)	(443)	(458)	(433)
Net change in unrealized appreciation (depreciation) on interest rate derivative	50	156	7	71	769
Net increase in net assets resulting from operations	(7,904)	17,149	28,217	36,791	42,678

Per share data:
Net asset value per common share attributable to THL Credit, Inc. at year end	$10.51	$11.82	$12.58	$13.08	$13.36
Market price at year end	9.05	10.01	10.70	11.76	16.49
Net investment income	1.21	1.35	1.41	1.42	1.37
Net realized (loss) gain on investments	(0.53)	(1.17)	0.01	(0.38)	0.09
Provision for taxes on realized gain on investments	(0.03)	0.00	0.00	(0.01)	0.00
Net change in unrealized appreciation (depreciation) on investments	(0.96)	0.33	(0.53)	0.06	0.01
Net change in unrealized appreciation (depreciation) on interest rate derivative	0.00	—	—	—	0.01
Provision for taxes on unrealized gain on investments	0.07	0.01	(0.04)	—	(0.07)
Interest rate derivative periodic interest payments, net	0.00	(0.01)	(0.01)	(0.01)	(0.01)
Net increase in net assets resulting from operations	(0.24)	0.51	0.84	1.08	1.41
Distributions declared	1.08	1.29	1.36	1.36	1.43

	For the years ended
	2017	2016	2015	2014	2013

Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$608,691	$669,203	$754,163	$784,220	$648,867
Cash	3,617	6,376	3,850	2,656	7,829
Other assets	15,376	15,825	13,278	25,609	16,195
Total assets	627,684	691,404	771,291	808,589	671,061
Loans payable, net	167,317	181,655	256,749	293,028	202,470
Notes payable, net	107,015	106,347	85,000	50,000	—
Other liabilities	9,323	13,582	13,834	24,013	15,649
Total liabilities	283,655	301,584	352,392	368,864	219,949
Total net assets attributable to THL Credit, Inc.	343,327	389,105	418,899	443,621	452,942
Net assets attributable to non-controlling interest	702	715	—	—	—
Total net assets	344,029	389,820	418,899	443,621	452,942
Other data:
Weighted average annual yield on debt and income-producing investments (1) (3)	10.1%	10.9%	11.2%	11.7%	11.7%
Weighted average annual yield on debt and income-producing investments including Logan JV (2) (3)	10.7%	11.2%	11.3%	11.7%	11.7%
Number of portfolio investments at year end	47	47	55	60	54

(1)	Excludes yield on the Logan JV.
(2)	Not relevant to the years ending December 31, 2014 or 2013 as Logan JV commenced operations on December 3, 2014.
(3)

Weighted-average annual effective yield is higher than what an investor in shares of our common stock will realize on its investment because it does not reflect our expenses or any sales load paid by an investor. For information on our investments on non-accrual status, see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset Quality” and the Schedule of Investments included in our financial statements.

Selected Quarterly Financial Data (Unaudited):

The tables below present selected financial data for the quarters within the last two fiscal years. The quarterly financial data presented has been derived from unaudited financial data which, in the opinion of management, presents fairly, in all material respects, the financial positions and results of operations of the Company.

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
		Per		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2017	$18,583	$0.57	$8,720	$0.27	$(32,139)	$(0.98)	$4,991	$0.15	$—	$—	$(116)	$—	$(18,544)	$(0.56)
September 30, 2017	20,111	0.62	11,154	0.34	3,919	0.12	(11,325)	(0.35)	—	—	365	0.02	4,113	0.13
June 30, 2017	20,275	0.62	10,154	0.31	251	0.01	(10,876)	(0.33)	—	—	1,744	0.05	1,273	0.04
March 31, 2017	19,804	0.61	9,686	0.29	(3,650)	(0.11)	(939)	(0.03)	4	—	153	—	5,254	0.15

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Net Realized/Unrealized Gain (Loss) on Interest Rate Derivative		Provision for taxes (benefit) on unrealized gain on investments		Net Increase In Net Assets From Operations
		Per		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2016	$19,970	$0.61	$9,139	$0.28	$(939)	$(0.04)	$(1,018)	(0.02)	$10	$—	$724	$0.02	$7,916	$0.24
September 30, 2016	21,565	0.65	10,495	0.32	24,674	0.75	(24,980)	(0.76)	78	—	(381)	(0.01)	9,886	0.30
June 30, 2016	20,478	0.62	11,663	0.35	(15,852)	(0.48)	3,681	0.11	(53)	—	(99)	—	(660)	(0.02)
March 31, 2016	22,572	0.69	13,402	0.40	3,398	0.10	(16,532)	(0.50)	(155)	—	(107)	—	6	0.00

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment adviser;
•	the impact of increased competition;
•	the impact of future acquisitions and divestitures;
•	the unfavorable resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, the Advisor;
•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position;
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

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

As of December 31, 2017, we, together with our credit-focused affiliates, collectively had $11.6 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor and/or its consolidated subsidiary.

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
Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2017, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $1,979 million in aggregate commitments into 100 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2017, we, along with our managed funds and separately managed account, have received $1,296 million of gross proceeds from the realization of investments. The Company alone has received $1,067 million of gross proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2017, we had $608.7 million of portfolio investments (at fair value), which represents a $60.5 million, or 9.0% decrease from the $669.2 million (at fair value) as of December 31, 2016. Our portfolio consisted of 47 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of December 31, 2017, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2016. As of December 31, 2017, we had $158.7 million of controlled portfolio investments (at fair value) in 6 portfolio companies, which represents an $8.5 million, or 5.1% decrease from $167.2 million (at fair value) as of December 31, 2016. The decrease in controlled portfolio companies was the result of exiting one controlled investment and changes in performance of certain investments. Our average controlling equity position at December 31, 2017 was approximately $25.9 million and $26.5 million at cost and fair value, respectively. Our average controlling equity position at December 31, 2016 was approximately $26.5 million and $23.9 million at cost and fair value, respectively.

At December 31, 2017 and 2016, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.5 million and $13.4 million and $16.0 million and $15.4 million, respectively. Including investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment as of December 31, 2017 and 2016, excluding the Logan JV and investments where we hold equity only positions or investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $30.2 million and $30.5 million and $31.6 million and $30.5 million, respectively. Including such investments, our largest portfolio company investment as of December 31, 2017 and 2016 was our investment in the Logan JV, which totaled $67.0 million and $65.4 million and $59.0 million and $59.7 million at cost and fair value, respectively.

At December 31, 2017, based upon fair value, 93.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 6.9% bore interest at fixed rates. At December 31, 2016, 89.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 10.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2017	December 31, 2016
First lien senior secured debt (1)	10.0%	10.6%
Second lien debt (1)	6.9%	10.2%
Subordinated debt (1)	13.5%	12.4%
Investments in payment rights (2)	16.6%	18.3%
CLO residual interests (2)	—	14.1%
Income-producing equity securities	14.0%	12.0%
Debt and income-producing investments (1)(3)	10.1%	10.9%
Logan JV (4)	14.2%	14.1%
All investments including Logan JV (1)(4)	10.7%	11.2%

(1)	Includes all loans on non-accrual status.
(2)

Yields from investments in payment rights and CLO residual interests represent an effective yield expected from anticipated cash flows. Our two remaining investments in CLO residual interests as of December 31, 2016 were sold in January 2017.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of December 31, 2017 and December 31, 2016, the distributions declared and earned of $9.3 million and $7.4 million for the years ended December 31, 2017 and December 31, 2016, respectively, represented a yield to us of 14.2% and 14.1%, respectively, based on average capital invested. We expect the yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2017 and 2016, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

As of December 31, 2017 and December 31, 2016, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $11 million and $12 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2017 and December 31, 2016, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.3 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2017, our portfolio of unsponsored investments included seven investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Of the two other unsponsored investments, one has an Investment Score of 3 and the other an Investment Score of 5 and is on non-accrual. As of December 31, 2016, our portfolio of unsponsored investments included seven investments. Four were performing at or above our expectations and had an Investment Score of 1 or 2. Three others had Investment Scores ranging from 3 to 5.

As of December 31, 2017, we have closed portfolio investments with 62 different sponsors since inception. As of December 31, 2016, we had closed portfolio investments with 56 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of December 31, 2017			As of December 31, 2016
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$477.7	$435.0	80.1%	$498.1	$479.5	79.0%
Unsponsored Investments (1)	95.6	108.3	19.9%	113.5	130.0	21.0%
Total	$573.3	$543.3	100.0%	$611.6	$609.5	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2017 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$419.0	65.4%	$407.0	66.9%
Equity investments (2)	64.4	10.1%	69.2	11.4%
Investment in Logan JV	67.0	10.5%	65.4	10.7%
Second lien debt	53.4	8.3%	32.8	5.4%
Subordinated debt	22.3	3.5%	19.1	3.1%
Investment in payment rights	10.3	1.6%	11.3	1.9%
Investments in funds	3.8	0.6%	3.8	0.6%
Warrants	0.2	0.0%	0.1	0.0%
Total investments	$640.4	100.0%	$608.7	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

(2)

Includes our holdings in C&K Market, Inc., which declared quarterly dividends of $4.1 million for the year ended December 31, 2017. This investment has paid a quarterly dividend since the quarter ended December 31, 2015.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2016 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$378.9	56.6%	$370.8	55.4%
Second lien debt	105.7	15.8%	95.3	14.2%
Equity investments (2)	73.2	10.9%	86.2	12.9%
Investment in Logan JV	59.0	8.8%	59.7	8.9%
Subordinated debt	29.7	4.4%	28.1	4.2%
Investment in payment rights	11.0	1.6%	13.3	2.0%
CLO residual interests	8.7	1.3%	7.2	1.1%
Investments in funds	4.2	0.6%	4.4	0.7%
Warrants	0.2	0.0%	4.2	0.6%
Total investments	$670.6	100.0%	$669.2	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

(2)

Includes our holdings in C&K Market, Inc., which declared quarterly dividends of $3.5 million for the year ended December 31, 2016. This investment has paid a quarterly dividend since the quarter ended December 31, 2015.

We expect the percent of our core assets, which we define as first lien senior secured loans and the Logan JV, to continue to increase as a percent of total investments as we exit non-qualifying BDC assets as defined under the 1940 Act and our controlled equity investments, through sales or repayments, and redeploy these proceeds. We intend to continue our efforts to reposition the portfolio towards these core assets, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates.

The following is a summary of the industry classification in which the Company invests as of December 31, 2017 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$122.0	$117.1	19.25%	34.05%
Industrials and manufacturing	92.5	93.3	15.32%	27.11%
Financial services	75.1	77.7	12.76%	22.57%
Investment funds and vehicles	67.0	65.4	10.75%	19.01%
IT services	57.4	56.2	9.23%	16.32%
Healthcare	46.0	45.7	7.51%	13.29%
Business services	38.6	42.3	6.94%	12.29%
Energy / utilities	46.1	38.4	6.31%	11.17%
Retail & grocery	41.6	37.6	6.18%	10.93%
Media, entertainment and leisure	31.4	30.4	4.99%	8.83%
Transportation	1.0	3.1	0.51%	0.91%
Restaurants	21.7	1.5	0.25%	0.45%
Total Investments	$640.4	$608.7	100.00%	176.93%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$122.4	$120.7	18.01%	30.94%
Industrials and manufacturing	101.0	102.2	15.26%	26.22%
Investment funds and vehicles	59.0	59.7	8.93%	15.32%
Financial services	56.8	59.6	8.91%	15.29%
Media, entertainment and leisure	49.1	53.4	7.98%	13.71%
Healthcare	51.8	51.8	7.75%	13.30%
IT services	55.6	50.6	7.56%	12.98%
Retail & grocery	35.4	40.4	6.04%	10.36%
Energy / utilities	42.0	35.8	5.35%	9.18%
Business services	29.1	25.9	3.88%	6.65%
Food & beverage	20.6	21.2	3.17%	5.44%
Restaurants	21.2	20.7	3.09%	5.30%
Transportation	17.9	20.0	2.99%	5.13%
Structured products	8.7	7.2	1.08%	1.85%
Total Investments	$670.6	$669.2	100.00%	171.67%

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2017 and December 31, 2016 (in millions):

	Year Ended December 31, 2017
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2017	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$7.6	$4.3	$(4.9)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	5.4	0.7	—	—	—
676.93 shares of preferred stock	3.9	—	0.5	—	—
609,230 shares of common stock	9.2	—	(0.9)	—	—
Loadmaster Derrick & Equipment, Inc. (4)
First lien senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	3.8	0.2	(3.7)	—	—
First lien senior secured term loan 13% PIK (LIBOR + 12% PIK) due 12/31/2020	—	—	(0.2)	—	—
First lien senior secured revolving term loan 11.9% (LIBOR+ 10.3%) due 12/31/2020	3.2	0.3	—
2,702.434 shares of preferred stock	—	—	—	—	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC (5)
First lien senior secured term loan 11.1% (LIBOR+9.5%) cash due 2/15/2019	18.7	1.9	—	—	—
First lien senior secured revolving term loan 11.1% (LIBOR+ 9.5%) cash due 6/30/2017	8.1	0.8	—	—	—
100.00 shares of common stock	10.8	—	(0.2)	—	—
Thibaut, Inc
First lien senior secured term loan 14.0% cash	—	0.9	—	—	—
4,747 shares of series A preferred stock	—	—	—	(0.9)	1.4
20,639 shares of common stock	—	—	—	(1.5)	3.2
THL Credit Logan JV LLC (6)
80% economic interest	65.4	9.3	(2.3)	—	—
Tri Starr Management Services, Inc. (7)
LIFO first lien senior secured revolving loan 8.3% (ABR+3.8%) due 9/30/2018	—	—	—	—	—
Non LIFO first lien senior secured revolving loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	0.7	0.3	(0.3)	—	—
Tranche 1-A first lien senior secured term loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	0.3	0.1	(0.1)	—	—
Tranche 1-B first lien senior secured term loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	2.5	1.3	(1.1)	—	—
Tranche 2 first lien senior secured term loan 10% PIK due 9/30/2018	1.6	0.9	(0.7)	—	—
Tranche 3 first lien senior secured term loan 10% PIK due 9/30/2018	0.5	—	0.5	—	—
Tranche 4 first lien senior secured term loan 5% PIK due 9/30/2018	—	—	—	—	—
716.772 shares of common stock	7.0	0.4	2.5	—	—
Total Control Investments	$158.7	$21.4	$(10.9)	$(2.4)	$4.6
Affiliate Investments
THL Credit Greenway Fund LLC (8)
Investment in fund	—	—	—	—	—
THL Credit Greenway Fund II LLC (8)
Investment in fund	—	1.1	—	—	—
Total Affiliate Investments	$—	$1.1	$—	$—	$—
Total Control and Affiliate Investments	$158.7	$22.5	$(10.9)	$(2.4)	$4.6

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2017 and 2016. Common stock and preferred stock, in some cases, are generally non-income producing.

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

(5)

On March 17, 2016, as part of a restructuring of OEM Group, the cost basis of our first lien senior loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and controlled equity interest, valued at $8.3 million.

(6)

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

	Year Ended December 31, 2016
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2016	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$12.5	$3.8	$(1.7)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	5.4	0.2	—	—	—
676.93 shares of preferred stock	3.4	—	—	—	—
609,230 shares of common stock	10.1	—	1.2	—	—
Dimont & Associates, Inc. (4)
Subordinated term loan 11.0% PIK due 4/16/2018	—	—	—	4.2	(4.5)
50,004 shares of common stock	—	—	—	6.5	(6.4)
Loadmaster Derrick & Equipment, Inc. (5)
Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% cash and 5.65% PIK) due 12/31/2020	7.2	—	0.1	—	—
Senior secured last-out term loan 13% PIK due 12/31/2020	0.2	—	(0.8)	—	—
2,702.434 shares of preferred stock		—	(1.1)	—	—
10,930.508 shares of common stock	—	—	—	—	—
OEM Group, LLC (6)
Senior secured term loan 10.3% (LIBOR+9.5%) cash due 2/15/2019	18.8	1.5	—	—	—
Senior secured revolving term loan 10.3% (LIBOR+9.5%) cash due 6/30/2017	6.0	0.5	—	—	—
100.00 shares of common stock	11.0	—	2.2	—	—
Thibaut, Inc
Senior secured term loan 14.0% cash due 6/19/19	6.4	0.9	—	—	—
4,747 shares of series A preferred stock	5.6	—	0.4	—	—
20,639 shares of common stock	1.5	—	0.5	—	—
THL Credit Logan JV LLC (7)
80% economic interest	59.7	7.4	5.4	—	—
Tri Starr Management Services, Inc. (8)
LIFO revolving loan 7.5% (ABR+3.8%) due 9/30/2017	0.1	0.1	—	—	—
Non LIFO revolving loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	0.7	0.1	0.3	—	—
Tranche 1-A term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	0.3	—	0.1	—	—
Tranche 1-B term loan 5.8% (LIBOR + 4.8%) cash due 9/30/2017	2.5	0.4	1.3	—	—
Tranche 2 term loan 10% PIK due 9/30/2017	1.4	—	0.9	—	—
Tranche 3 term loan 10% PIK due 9/30/2017	—	—	(0.3)	—	—
Tranche 4 term loan 5% PIK due 9/30/2017	—	—	(1.1)	—	—
716.772 shares of common stock	4.4	—	1.3	—	—

Total Control Investments	$167.2	$14.9	$8.7	$10.7	$(10.9)
Affiliate Investments
THL Credit Greenway Fund LLC (9)
Investment in fund	—	0.3	—	—	—
THL Credit Greenway Fund II LLC (9)
Investment in fund	—	1.3	—	—	—
Total Affiliate Investments	$—	$1.6	$—	$—	$—
Total Control and Affiliate Investments	$167.2	$16.5	$8.7	$10.7	$(10.9)

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

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2017 and 2016 (in millions).

	Year Ended December 31,
	2017	2016
New portfolio investments	$74.3	$92.5
Existing portfolio investments:
Follow-on investments (1)	19.7	34.1
Delayed draw and revolver investments (1)	19.1	6.7
Total existing portfolio investments	38.8	40.8
Total portfolio investment activity	$113.1	$133.3
Number of new portfolio investments	9	7
Number of follow-on investments	11	15
First lien senior secured debt (2)	$101.3	$109.9
Second lien debt	—	8.9
Investment in Logan JV	8.0	9.6
Subordinated debt	1.7	2.4
Equity investments	2.1	2.3
Investments in funds	—	0.2
Total portfolio investments	$113.1	$133.3
Weighted average yield of new debt investments	9.8%	10.3%
Weighted average yield, including all new income-producing investments	9.9%	10.3%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.
(2)

Includes a $28.2 million first lien senior secured term loan to Charming Charlie, LLC opportunistically purchased at a price of $1.4 million from sellers actively looking to exit their investment prior to Charming Charlie, LLC’s chapter eleven bankruptcy filing. This transaction allowed us to take a majority position in the first lien tranche of debt and allow for the roll up of more of our debt investment as part of funding a debtor-in-possession, or DIP, facility.

For the years ended December 31, 2017 and 2016, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $132.2 million and $197.5 million, respectively. Please refer to “Results of Operations - Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions). For more information on the financial impact of each transaction, see Note 5 to our financial statements:

For the year ended December 31, 2017

•	Partial sale of a preferred holdings in A10 Capital, LLC at par, which resulted in proceeds of $4.3 million;
•	Partial repayment of a first lien senior secured term loan in Alex Toys, LLC at par, which resulted in proceeds of $5.5 million;
•	Sale of a senior secured term loan in CRS Reprocessing, LLC, which resulted in proceeds of $3.2 million;
•	Sale of a CLO residual interest in Flagship VIII, Ltd., which resulted in proceeds of $5.1 million;
•	Sale of a CLO residual interest in Flagship VII, Ltd., which resulted in proceeds of $2.2 million;
•

Repayment of a senior secured term loan in Food Processing Holdings, LLC at par which resulted in proceeds of $19.0 million; and sale of our equity holdings, which resulted in proceeds of $1.2 million;

•	Repayment of a senior secured term loan in Healthcarefirst, Inc. at par which resulted in proceeds of $8.3 million;
•	Sale of a second lien term loan in Hostway Corporation, which resulted in proceeds of $16.4 million;
•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million;
•	Sale of a senior secured term loan in RealD Inc., which resulted in proceeds of $14.6 million;
•

Repayment of a senior secured term loan in Thibaut, Inc. at par which resulted in proceeds of $6.3 million and sale of our equity holdings, which resulted in proceeds of $9.2 million and the recognition of a realized gain of $4.5 million;

•	Sale of a second lien term loan in Washington Inventory Service as part of restructuring the business, which resulted in proceeds of $0.6 million. The investment was previously on non-accrual status;
•	Sale of a senior secured term loan Wheels Up Partners LLC which resulted in proceeds of $15.1 million; and
•	Sale of our equity interests in YP Equity Investors, LLC which resulted in proceeds of $1.7 million.

For the year ended December 31, 2016

•	Repayment of a first lien senior secured debt investment in 20-20 Technologies Inc. at par, which resulted in proceeds of $29.0 million;
•	Sale of an equity position in AIM Media Texas Operating, LLC, which resulted in proceeds of $0.7 million;
•	Repayment of a second lien term loan in Allen Edmonds Corporation at par, which resulted in proceeds of $7.3 million;

•	Sale of a first lien senior secured term loan in American Achievement Corporation, Inc. at amount nominally below our cost, which resulted in proceeds of $9.6 million;
•	Repayment of a second lien debt investment in American Covers, Inc., which resulted in proceeds of $10.2 million, including a prepayment premium of $0.2 million;
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

•	Repayment of a second lien term loan in Oasis Legal Finance Holding Company LLC, which resulted in proceeds of $12.7 million, including a prepayment premium of $0.1 million;
•	Sale of a common equity position in Surgery Center Holdings, Inc., which resulted in proceeds of $3.7 million, all of which was recognized as a realized gain;
•	Repayment of a second lien debt investment in Synarc-Biocore Holdings, LLC at par, which resulted in proceeds of $11.0 million; and
•	Repayment of a second lien term loan Vision Solutions, Inc. at par, which resulted in proceeds of $9.6 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2017, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.0% (based on cash invested of $945.0 million and total proceeds from these exited investments of $1,180.9 million). 85.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of December 31, 2017 and December 31, 2016, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

	As of December 31, 2016
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$59.0	$141.0
Perspecta Trident LLC	50.0	14.7	35.3
Total Investments	$250.0	$73.7	$176.3

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50.0 million subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $175.0 million. On January 12, 2018, the Logan JV Credit Facility was amended to extend the final maturity date to January 12, 2023 with the revolving loan period ending on January 12, 2021 and decrease pricing to three month LIBOR (with no LIBOR floor) plus 2.40%. On January 26, 2018 the Logan JV Credit Facility was amended to increase commitments to $200.0 million. As of December 31, 2017 and December 31, 2016, Logan JV had $169.6 million and $129.3 million of outstanding borrowings under the credit facility, respectively. As of December 31, 2017, the Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. At December 31, 2017, the effective interest rate on the Logan JV Credit Facility was 3.92% per annum.

As of December 31, 2017 and December 31, 2016, Logan JV had total investments at fair value of $250.4 million and $200.2 million, respectively. As of December 31, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 110 and 91 different borrowers, respectively. As of December 31, 2017 and December 31, 2016, there were no loans on non-accrual status. As of December 31, 2017 and December 31, 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $1.4 million and $0.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2017 and 2016 (dollar amounts in thousands):

	As of	As of
	December 31, 2017	December 31, 2016
First lien secured debt, at par	$233,904	$180,385
Second lien debt, at par	22,847	23,564
Total debt investments, at par	$256,751	$203,949
Weighted average yield on first lien secured loans (1)	5.9%	6.4%
Weighted average yield on second lien loans (1)	8.7%	9.4%
Weighted average yield on all loans (1)	6.1%	6.7%
Number of borrowers in Logan JV	112	91
Largest loan to a single borrower (2)	$5,000	$4,975
Total of five largest loans to borrowers (2)	$24,397	$23,918

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2017 and December 31, 2016, respectively, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the years ended December 31, 2017, 2016 and 2015, our share of income from distributions declared related to our Logan JV LLC equity interest was $9.3 million, $7.4 million and $3.8 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2017 and December 31, 2016, $2.6 million and $3.4 million, respectively, of income related to the Logan JV was included in Interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. The distributions declared and earned for the year ended December 31, 2017 represented a dividend yield to the Company of 14.2% based upon average capital invested. Distributions declared and earned for the three months ended December 31, 2016 represented a dividend yield to the Company of 14.1% based upon average capital invested. As of December 31, 2015, distributions declared and earned for the three months ended December 31, 2015 represented a dividend yield to the Company of 12.8% based upon average capital invested for the year.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985
Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	338	$339	$339
Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932
Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981
Total United States						$169,389	$169,847

Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000
Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Total United States of America						$21,890	$22,229

Total Second Lien Term Loans						$22,881	$23,229

Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784
Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015:

Selected Balance Sheet Information

	As of	As of
	December 31, 2017	December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $252,710 and $199,366, respectively)	$250,400	$200,190
Cash and cash equivalents	10,637	9,848
Other assets	9,605	677
Total assets	$270,642	$210,715
Liabilities:
Loans payable reported net of unamortized debt issuance costs (1)	$168,110	$127,502
Payable for investments purchased	15,616	2,981
Distribution payable	3,300	4,195
Other liabilities	1,854	1,366
Total liabilities	$188,880	$136,044
Members' capital	$81,762	$74,671
Total liabilities and members' capital	$270,642	$210,715

(1)

As of December 31, 2017, Logan JV had $169,632 of outstanding debt under its credit facility with an effective interest rate of 3.92% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under its credit facility with an effective interest rate of 3.42% per annum.

Selected Statement of Operations Information

	For the year ended December, 31 2017	For the year ended December, 31 2016	For the year ended December 31, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$16,996	$14,184	$7,310
Fee income	417	254	88
Total revenues	17,413	14,438	7,398
Credit facility expenses	6,330	4,929	2,358
Other fees and expenses	364	464	208
Total expenses	6,694	5,393	2,566
Net investment income	10,719	9,045	4,832
Net realized gains	1,133	306	45
Net change in unrealized appreciation (depreciation) on investments	(3,135)	6,642	(5,798)
Net increase in members' capital from operations	$8,717	$15,993	$(921)

CLO Residual Interests

As of December 31, 2017, we had no investments in CLO residual interests or subordinated notes. As of December 31, 2016, we had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $8.7 million. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the years ended December 31, 2017, 2016 and 2015, we recognized interest income totaling $0.0 million, $2.0 million and $3.7 million respectively, related to CLO residual interests.

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

For the years ended December 31, 2017, 2016 and 2015, we recognized interest income totaling $2.0 million, $2.0 million and $2.0 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.24 and 2.36 at December 31, 2017 and December 31, 2016, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2017 and 2016 (in millions):

	December 31, 2017				December 31, 2016
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$63.1	9.9%	$69.4	11.4%	$48.5	7.3%	$62.9	9.4%
2(b)	436.1	68.1%	437.9	71.9%	358.1	53.4%	364.6	54.5%
3(c)	69.4	10.8%	60.7	10.0%	237.0	35.3%	219.6	32.8%
4(d)	28.4	4.4%	20.0	3.3%	—	0.0%	—	0.0%
5(e)	43.4	6.8%	20.7	3.4%	27.0	4.0%	22.1	3.3%
Total	$640.4	100.0%	$608.7	100.0%	$670.6	100.0%	$669.2	100.0%

(a)

As of December 31, 2017 and December 31, 2016, Investment Score “1”, based upon fair value, included $0.0 million and $20.2 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2017 and December 31, 2016, Investment Score “2”, based upon fair value, included $147.3 million and $110.7 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2017 and December 31, 2016, Investment Score “3”, based upon fair value, included $48.9 million and $95.6 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2017 and December 31, 2016, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2017 and December 31, 2016, Investment Score “5”, based upon fair value, included $12.6 million and $12.4, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. For the year ended December 31, 2017, loans from two additional issuers were put on non-accrual status with one existing loan coming off non-accrual status as part of a realization of the investment. As of December 31, 2016, we had loans on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2017 and 2016. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investments, including restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

The decrease in Score “3” from December 31, 2016 is due largely to the sale of underperforming investments and improved performance of certain investments, including certain energy-related investments. Additionally, contributing to the decrease in Score “3” were two investments that were put on non-accrual status during the year and moved to Investment Scores of “4” and “5”.

Results of Operations

Comparison of the years ended December 31, 2017, 2016 and 2015

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds and an investment in payment rights. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II (see “Related Party Transactions”), prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years ended December 31,
	2017	2016	2015
Interest income on debt securities
Cash interest	$50.4	$55.9	$68.3
PIK interest	1.7	1.8	3.9
Prepayment premiums	0.1	1.0	0.3
Net accretion of discounts and other fees	4.6	4.3	3.2
Total interest on debt securities	56.8	63.0	75.7
Dividend income	13.5	11.2	4.9
Interest income on other income-producing securities	4.6	6.7	7.8
Fees related to Greenway and Greenway II	1.1	1.6	2.2
Other income (1)	2.8	2.1	3.6
Total investment income	$78.8	$84.6	$94.2

(1)	For the years ended December 31, 2017, 2016 and 2015, we recognized $0.7 million, $0.1 million and $1.3 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income from 2016 to 2017 was primarily due to the contraction in overall investment portfolio since December 31, 2016, which led to lower interest income. This decrease was partially offset primarily by an increase in dividend income related to the Logan JV.

This decrease in interest income on debt securities from 2015 to 2016 was partially offset by an increase in dividend income, related to the growth of Logan JV and a full year of dividend income on our investment in C&K Market, Inc., as well as higher amounts of prepayment premiums and accelerated amortization due to a high level of loan repayments during 2016.

The following shows a rollforward of PIK income activity for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years ended December 31,
	2017	2016	2015
Accumulated PIK balance, beginning of period	$3.1	$9.3	$7.0
PIK income capitalized/receivable	2.2	2.3	4.6
PIK received in cash from repayments	—	(1.8)	(2.3)
PIK reduced through restructurings/sales	(0.1)	(6.7)	—
PIK deemed uncollectible	(1.3)	—	—
Accumulated PIK balance, end of period	$3.9	$3.1	$9.3

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2017, 2016 and 2015.

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

The following shows the breakdown of expenses for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years ended December 31,
	2017	2016	2015
Expenses
Interest and fees on Borrowings (a)	$18.8	$16.2	$14.5
Base management fees	10.4	11.0	11.8
Incentive fees (b)	3.2	4.5	11.9
Other expenses	4.5	4.4	4.9
Administrator expenses	2.9	3.6	3.7
Total expenses before incentive fee waiver	39.8	39.7	46.8
Incentive fee waiver	(0.8)	—	—
Total expenses, net of incentive fee waiver	39.0	39.7	46.8
Income tax provision, excise and other taxes (c)	0.1	0.2	(0.2)
Total expenses after taxes	$39.1	$39.9	$46.6

(a)

Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes. For the year ended December 31, 2017, we accelerated the amortization of $1.2 million of deferred financing costs in connection with the paydown of our Term Loan Facility and amendment to our Revolving Facility. For the year ended December 31, 2016, we accelerated the amortization of $0.4 million of deferred financing costs in connection with the partial paydown of our Term Loan Facility. For the year ended December 31, 2015, we accelerated the amortization of $0.3 million of deferred financing costs in connection with the August 19, 2015 amendment.

(b)

For the years ended December 31, 2017, 2016, and 2015, the ordinary income incentive fee expense was $2.4 million, $4.5 million and $11.9 million, which included fee waivers of $0.8 million, $0 and $0, respectively. See "Related Party Transactions".

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses from 2016 to 2017 was due primarily to lower incentive fees due to portfolio performance, lower base management fees as a result of portfolio contraction, and lower administrator expenses. This decrease was partially offset by higher costs related to borrowings, including higher accelerated deferred financing costs as noted in the table above.

The decrease in expenses from 2015 to 2016 was due primarily to lower incentive fees as a result of realized and unrealized losses in the portfolio and lower management fees as a result of portfolio contraction. This decrease was offset by an increase in interest and fees on borrowings as a result of increased outstanding amounts of our Notes and an increased tax provision from our blocker corporation investments.

We expect certain of our expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines. Additionally, as a result of our new incentive fee structure, expenses for incentives fees may decrease in the 2018 fiscal year.

Net Investment Income

Net investment income was $39.7 million, or $1.21 per common share based on a weighted average of 32,797,233 common shares outstanding for the year ended December 31, 2017, as compared to $44.7 million, or $1.35 per common share based on a weighted average of 33,197,100 common shares outstanding for the year ended December 31, 2016, as compared to $47.6 million, or $1.41 per common share based on a weighted average of 33,636,806 common shares outstanding for the year ending December 31, 2015.

The decrease in net investment income from 2016 to 2017 is primarily attributable a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans put on non-accrual status. This was partially offset by higher dividend income related to the Logan JV.

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

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2017, 2016 and 2015 (in millions):

	For the years ended December 31,
	2017	2016	2015
Airborne Tactical Advantage Company, LLC	—	0.7	—
Copperweld Bimetallics, LLC (1)	—	(1.5)	—
CRS Reprocessing, LLC (2)	(11.9)	—	—
Food Processing Holdings, LLC	0.7	—	—
Flagship VII, Ltd.	(0.8)	—	—
Flagship VIII, Ltd.	(0.6)	—	—
Dimont & Associates, Inc. (3)	—	(10.9)	—
Dryden CLO, Ltd.	—	(1.1)	—
Gryphon Partners 3.5, L.P.	0.6	0.7	—
Hostway	(1.0)	—	—
OEM Group, LLC (4)	—	(6.2)	—
Loadmaster Derrick & Equipment, Inc. (5)	—	(6.6)	—
Surgery Center Holdings, Inc.	—	3.7	0.2
Thibaut, Inc. (6)	4.5	—	—
Tri Starr Management Services, Inc. (7)	—	(17.5)	—
Washington Inventory Service (8)	(10.4)	—	—
YP Equity Investors, LLC	1.3	—	—
Other	0.4	(0.1)	—

Net realized (losses)/gains	$(17.2)	$(38.8)	$0.2

(1)

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

(4)

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

(6)

On December 29, 2017, the Company sold its preferred and common equity investments with a cost basis of $4.7 millions for $9.2 million resulting in a realized gain of $4.5 million, which includes an escrow receivable of $0.1 million.

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

(8)

On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $0.5 million. In connection with the sale, the Company recognized a loss of $10.4 million and reversed $10.1 million of unrealized depreciation.

In connection with the proceeds received from the exit of our equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, we recorded an income tax provision on realized gains of $0.8 million, respectively, for the year ended December 31, 2017.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2017, 2016 and 2015 (in millions):

	Years ended December 31,
	2017	2016	2015
Gross unrealized appreciation on investments	$12.3	$17.3	$15.6
Gross unrealized depreciation on investments	(48.0)	(26.2)	(33.1)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	5.5	20.2	(0.4)
Total	$(30.2)	$11.3	$(17.9)

During 2017, the largest reductions in value were in our investments in Specialty Brands Holdings, LLC, Charming Charlie, LLC and C&K Market, Inc, an investment where we hold a controlling equity interest.  Specialty Brands Holdings, LLC and the Charming Charlie, LLC term loan were on non-accrual status with investment scores of “5” and “4”, respectively, as of December 31, 2017. Charming Charlie, LLC declared chapter eleven bankruptcy in 2017. These reductions were partially offset by an increase in the value of our investments in Tri-Starr Management Services, where we hold a controlling equity interest, and Holland Intermediate Acquisition Corp.

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

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2017, 2016 and 2015, we recognized a benefit (provision) for tax on unrealized gains on investments of $2.1 million, $0.1 million and ($1.2) million for consolidated subsidiaries, respectively. As of December 31, 2017 and December 31, 2016, $2.3 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, the change in U.S. federal tax rates expected in future years and the exit of our equity investments in YP Equity Investors, LLC in June 2017.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012 and expired on May 10, 2017. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the years ended December 31, 2017, 2016 and 2015, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.1 million, $0.2 million and $0.0 million, respectively, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statements of Operations. The changes were due to capital market changes impacting swap rates.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the years ended December 31, 2017, 2016 and 2015, we realized a loss of $0.0 million, $0.3 million and $0.4 million, respectively, as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations. These changes were due to capital market changes impacting swap rates.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled ($7.9) million, or ($0.24) per common share based on a weighted average of 32,797,233 common shares for the year ended December 31, 2017, as compared to $17.1 million, or $0.51 per common share based on a weighted average of 33,197,100 common shares for the year ended December 31, 2016, as compared to $28.2 million, or $0.84 per common share based on a weighted average of 33,636,806 common shares for the year ended December 31, 2015.

The changes in net assets from operations between the years ended December 31, 2017, 2016 and 2015 is due primarily to the fluctuation of the realized and unrealized gains and losses in the portfolio.

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

We borrowed $103.4 million (includes CAD $29.4 million converted to USD $23.5 million) under our Revolving Facility for the  year ended December 31, 2017 and repaid $120.3 million on our Revolving Facility from proceeds received from prepayments and sales and investment income and $75.0 million on our Term Loan Facility from proceeds from our Revolving Facility. We borrowed $140.3 million under our Revolving Facility for the year ended December 31, 2016 and repaid $31.5 million on our Term Loan Facility and $184.5 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided cash of $53.4 million, $101.3 million and $58.5 million for the years ended December 31, 2017, 2016, and 2015, respectively, primarily in connection with the purchase and sales of portfolio investments. For the year ended December 31, 2017, our financing activities included net repayments on our borrowings of $16.9 million, used $35.4 million for distributions to stockholders, $2.5 million to repurchase common stock and $1.4 million for the payment of financing and offering costs. For the year ended December 31, 2016, our financing activities used $75.8 million to repay borrowings on our facility, primarily from the net proceeds of $25.0 million from the 2022 Notes, $42.8 million for distributions to stockholders, $4.0 million to repurchase common stock and $1.1 million for payment of financing and offering costs. For the year ended December 31, 2015, our financing activities used $36.2 million to repay borrowings on our facility, primarily from the net proceeds of the $35.0 million from the 2022 Notes, $45.6 million for distributions to stockholders, $7.3 million to repurchase common stock and $3.2 million for payment of financing and offering costs.

As of December 31, 2017 and 2016, we had cash of $3.6 million and $6.4 million, respectively. We had no cash equivalents as of December 31, 2017 and 2016.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2017 and 2016 (in millions):

	As of
	December 31, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275.0	$167.3	$118.0	4.03%	$303.5	$107.9	$116.5	3.13%
Term Loan Facility	-	-	-	-	75.0	75.0	102.5	3.38%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	37.7	6.75%
Total	$385.0	$277.3	$228.0	5.11%	$488.5	$292.9	$306.7	4.55%

(1)

As of December 31, 2017, excludes deferred financing costs of $1.2 million for the 2021 Notes and $1.8 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(3)

As of December 31, 2016, excludes deferred financing costs of $1.2 million for the Term Loan Facility, $1.5 million for the 2021 Notes and $2.2 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2016.
(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017. We had no foreign borrowings as of December 31, 2016.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303.5 million to $275.0 million. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2017. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of December 31, 2017.

As of December 31, 2017, we had United States dollar borrowings of $143.9 million outstanding under the Revolving Facility with a weighted average interest rate of 4.06% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29.4 million ($23.5 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.84%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75.0 million Term Loan Facility was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR Floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). We had elected the LIBOR rate on our Term Loan, which can have a LIBOR period that is one, two, three or nine months. As of December 31, 2016, the LIBOR rate on our Term Loan currently had a one month LIBOR period.

Each of the Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Second Revolving Amendment revised the cap from $600.0 million to $500.0 million.

The Revolving Facility generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also requires a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 2.00: 1.0, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

For the year ended December 31, 2017, we borrowed $103.4 million (includes CAD $29.4 million converted to USD $23.5 million) and repaid $120.3 million under the Revolving Facility. For the year ended December 31, 2016, we borrowed $140.3 million and repaid $216.0 million under the Revolving Facility.

As of December 31, 2017 and 2016, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2017 and 2016, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $8.6 million, $8.2 million and $9.0 million were incurred in connection with the Revolving Facility and Term Loan Facility during the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of deferred financing costs of $2.1 million, $1.4 million and $1.1 million, respectively, were incurred in connection with the Revolving Facility for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, we had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2016, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1.2 million of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of December 31, 2017 was in excess of 200%.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2017, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2017, the carrying amount and fair value of our Notes was $110.0 million and $112.7 million, respectively. As of December 31, 2016, the carrying value and fair value of our 2021 Notes was $110.0 million and $111.6 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2017, 2016 and 2015, we amortized approximately $0.7 million, $0.7 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2017 and 2016, we had $3.0 million and $3.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2017, 2016 and 2015, we incurred interest expense on the Notes of approximately $7.4 million, $5.9 million and $3.4 million, respectively.

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

We record the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly swap amounts are paid or received under the swap agreement, the amounts are recorded as a realized gain (loss) as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2017, 2016 and 2015, we recognized $0.0 million, $0.3 million and $0.4 million of realized loss from the swap agreement, respectively, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the years ended December 31, 2017, 2016 and 2015, we recognized $0.1 million, $0.2 million and $0.0 million of net change in unrealized appreciation (depreciation) from the swap agreement, respectively, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations. As of December 31, 2016, the fair value of our swap agreement was ($0.05) million, which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2017 and 2016, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2.5
Charming Charlie, LLC	4.5	—
	4.5	$2.5
Unfunded revolving commitments
Hansons Window & Construction, Inc.	$0.2	$—
HealthDrive Corporation	0.9	1.5
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.	0.8	0.8
Loadmaster Derrick & Equipment, Inc.	0.1	—
OEM Group, LLC	0.9	1.0
Togetherwork Holdings, LLC	0.1	—
Tri Starr Management Services, Inc.	0.5	0.5
Sciens Building Solutions, LLC	2.1	—
SPST Holdings, LLC	0.8	—
Whitney, Bradley & Brown, Inc.	0.1	—
	$9.5	$6.8

Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$0.7	$0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	$1.0	$1.0
Total unfunded commitments	$15.0	$10.3

The changes in fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding. We expect to fund our unfunded commitments from the same sources we use to fund our investment commitments at the time they are made (which are typically through existing cash and cash equivalents or borrowings under the Revolving Facility).

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0.0 million of dividends reinvested for the year ended December 31, 2017. There was $0.0 million of dividends reinvested for the year ended December 31, 2016. There were no dividends reinvested for the years ended December 31, 2015 under the dividend reinvestment plan.

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

The tax character of distributions declared and paid in represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2015 represented $45.6 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2017 and 2016 were $0.9 million and $0.1 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2017, the percentage of income estimated as qualified interest income for tax purposes was 80.4%.

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

The following table shows our contractual obligations as of December 31, 2017 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$167.3	—	—	$167.3	—
Notes Payable	$110.0	—	—	$110.0	—

(1)	Excludes $15.0 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2016 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Term Loan Facility	$75.0	—	—	$75.0	—
Revolving Facility	$107.9	—	—	$107.9	—
Notes Payable	$110.0	—	—	$50.0	$60.0

(1)	Excludes $10.3 million in commitments to extend credit to our portfolio companies.

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

Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20.0 million stock repurchase program, which was extended on March 2, 2018. Unless extended by our board of directors, the stock repurchase program will expire on March 2, 2019 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2017, 2016 and 2015 (in millions):

	For the years ended December 31,
	2017	2016	2015
Dollar amount repurchased	$2.5	$4.0	$7.3
Shares repurchased	0.3	0.4	0.6
Average price per share (including commission)	$9.89	$10.46	$12.27
Weighted average discount to net asset value	15.02%	13.14%	7.38%

Related Party Transactions

Investment Management Agreement

On March 2, 2018, our investment management agreement with the Advisor was re-approved by the Board of Directors, including a majority of our directors who are not interested persons of us. Under the investment management agreement, the Advisor, subject to the overall supervision of our board of directors, manages the day-to-day operations of, and provides investment advisory services to us.

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

Subsequently, we accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment.

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
•

Subject to the Incentive Fee Cap below, the Advisor receives 100% of our preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	20.0% of our preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarters.

The amount of the incentive fee on preincentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on preincentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

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

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by us, effective as of January 1, 2018. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we will, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of shareholders approve such amended incentive fee calculation

Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement

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

For the years ended December 31, 2017, 2016 and 2015 we incurred $0.0 million, $4.5 million and $11.9 million, net of incentive fees waived of $0.8 million, $0 million and $0 million, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior periods were the result of realized and unrealized losses in the portfolio and the current quarter incentive fee waiver. As of December 31, 2017, $0.1 million of such incentive fees related to previously deferred interest now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payable in the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, $2.2 million of such incentive fees were currently payable to the Advisor and reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and 2016, $1.0 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement of December 31, 2017 and 2016.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2017, 2016 and 2015 we incurred no incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2017, 2016 and 2015, we incurred base management fees payable to the Advisor of $10.4 million, $11.0 million and $11.8 million, respectively. As of December 31, 2017 and 2016, $2.6 million and $2.6 million, respectively, was payable to the Advisor.

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

For the years ended December 31, 2017, 2016 and 2015 we incurred administrator expenses of $2.9 million, $3.6 million and $3.7 million, respectively. As of December 31, 2017 and 2016, $0.0 million and $0.1 million of administrator expenses were payable to the Advisor, respectively.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.0 million. As of December 31, 2017, all commitments have been called. Our nominal investment in Greenway is reflected in the December 31, 2017 and 2016 Consolidated Schedules of Investments. As of December 31, 2017, distributions representing 125.4% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through December 31, 2017 totaled $188.2 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the years ended December 31, 2017, 2016 and 2015, we earned $0.0 million, $0.3 million and $0.6 million in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2017 and December 31, 2016, $0.1 million and $0.2 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and us. However, we have the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware, limited liability company and is a portfolio company of ours. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue in existence for eight years from the final closing date, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of December 31, 2017, all commitments have been called. Our nominal investment in Greenway II is reflected in the December 31, 2017 and 2016 Consolidated Schedules of Investments. As of December 31, 2017, distributions representing 66.1% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through December 31, 2017 totaled $123.6 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2017, 2016 and 2015, we earned $1.1 million, $1.3 million and $1.6 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, $0.3 million and $0.4 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2017, 2016 and 2015, we recognized $0.2 million, $0.2 million and $0.2 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, $0 million and $0.2 million, respectively, were included in other deferred assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of December 31, 2017 and 2016, there was $0.15 million and $0.07 million due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2017, the Advisor owed $0.0 million of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we owed $0.07 million, of administrator expense to the Advisor, which was included in the accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of December 31, 2017 and 2016, $0.4 million and $0.5 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of December 31, 2017, we had $3.5 million of dividends receivable from Logan JV and C&K Market, Inc., $0.5 million of interest and fees from OEM Group, LLC included in interest, dividends, and fees receivable, $0.2 million of interest from Copperweld Bimetallics LLC, $0.1 million of interest from Loadmaster Derrick & Equipment, Inc., and $0.3 million of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.1 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, we had $4.5 million of dividends receivable from Logan JV and C&K Market, Inc. and $0.6 million of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $0.5 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.4 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

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

Valuation of Portfolio Investments

As a BDC, we generally invest in illiquid securities including debt and equity investments of lower middle market companies. Investments for which market quotations are readily available are valued using market quotations, which are generally obtained from an independent pricing service or one or more broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by our board of directors. Because we expect that there will not be a readily available market value for many of the investments in our portfolio, it is expected that many of our portfolio investments’ values will be determined in good faith by our board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

The level of an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by management. For more information about our fair value measurements, see Note 3 to our consolidated financial statements.

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in our investments in funds. The remaining term of our investments in funds is expected to be two to six years.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. As of December 31, 2016, we had loans on non-accrual status with an amortized cost basis of $13.8 million and fair value of $6.9 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-

deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the years ended December 31, 2017, 2016 and 2015, we incurred U.S. federal excise tax and other tax expenses of $0.4 million, $0.4 million and $0.7 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the years ended December 31, 2017, 2016 and 2015 (in millions):

	For the years ended December 31,
	2017	2016	2015
Current income tax provision:
Current income tax benefit (provision)	$—	$(0.3)	$0.2
Current tax provision on realized gain on investments	(0.8)	—	—

Deferred income tax benefit:
Deferred income tax benefit	0.3	0.5	0.8
Benefit (provision) for taxes on unrealized gain on investments	2.1	0.1	(1.2)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2017 and 2016, $0.0 million and $0.1 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and 2016, $2.3 million and $4.5 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of December 31, 2017 and 2016, $2.7 million (net of $1.1 million allowance) and $2.4 million (net of $2.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Developments

From January 1, 2018 through March 6, 2018, we made follow-on investments totaling $7.5 million, including a $3.2 million investment in Logan JV, at a combined weighted average yield based upon cost at the time of the investment of 9.9%.

On March 2, 2018, in consultation with our board of directors, we accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018. Such incentive fees waived shall not be subject to recoupment. Refer to Related Party Transactions in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

On March 2, 2018, our board of directors declared a dividend of $0.27 per share payable on March 30, 2018 to stockholders of record at the close of business on March 20, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2017, 93.1% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of December 31, 2017, the weighted average interest rate floor on our floating rate loans was 0.94%. Our Revolving Facility is also subject to floating interest rates.

Based on our December 31, 2017, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$13.8	$5.0	$8.8
Up 200 basis points	$9.2	$3.3	$5.9
Up 100 basis points	$4.6	$1.7	$2.9
Down 300 basis points	$(2.4)	$(2.6)	$0.2
Down 200 basis points	$(2.4)	$(2.6)	$0.2
Down 100 basis points	$(2.2)	$(1.7)	$(0.5)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the year ended December 31, 2017 for more information on the incentive fee.

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

From time to time, we may make investments that are denominated in a foreign currency. These investments are translated into U.S. dollars at each balance sheet date, exposing us to movements in foreign exchange rates. We have the ability to borrow in certain foreign currencies under our Revolving Facility. Instead of entering into a foreign exchange forward contract in connection with loans or other investments we have made that are denominated in a foreign currency, we may borrow in that currency to establish a natural hedge against our loan or investment.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of THL Credit, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of THL Credit, Inc. and its subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2017, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations, changes in their net assets and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2017 and 2016 by correspondence with the custodian, portfolio company investees and agent banks; when replies were not received, we performed other auditing procedures.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 6, 2018

We have served as the Company’s auditor since 2010.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2017	December 31, 2016
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $484,816 and $519,837, respectively)	$449,951	$501,992
Controlled investments (cost of $155,547 and $150,765, respectively)	158,736	167,207
Non-controlled, affiliated investments (cost of $4 and $4, respectively)	4	4
Cash	3,617	6,376
Interest, dividends, and fees receivable	7,835	9,041
Deferred financing costs	2,890	2,527
Deferred tax assets	2,661	2,442
Prepaid expenses and other assets	1,583	1,225
Due from affiliate	407	590
Total assets	$627,684	$691,404
Liabilities:
Loans payable ($167,317 and $182,862 face amounts, respectively, reported net of deferred financing costs of $0 and $1,207, respectively. See Note 7)	$167,317	$181,655
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $2,985 and $3,653, respectively. See Note 7)	107,015	106,347
Deferred tax liability	2,336	4,518
Accrued incentive fees	972	3,243
Base management fees payable	2,556	2,608
Accrued expenses and other payables	2,829	1,701
Accrued interest and fees	551	961
Other deferred liabilities	79	501
Interest rate derivative	—	50
Total liabilities	283,655	301,584
Commitments and contingencies (Note 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,674 and 32,925 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	33	33
Paid-in capital in excess of par	434,197	437,623
Net unrealized depreciation on investments, net of provision for taxes of $1,511 and $3,656, respectively	(34,660)	(5,197)
Net unrealized depreciation on interest rate derivative	—	(50)
Accumulated net realized losses	(67,393)	(51,732)
Accumulated undistributed net investment income	11,150	8,428
Total net assets attributable to THL Credit, Inc.	343,327	389,105
Net assets attributable to non-controlling interest	702	715
Total net assets	$344,029	$389,820
Total liabilities and net assets	$627,684	$691,404
Net asset value per share attributable to THL Credit, Inc.	$10.51	$11.82

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2017	2016	2015
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$53,842	$66,077	$82,489
Dividend income	139	186	408
Other income	2,302	1,867	3,482
From non-controlled, affiliated investments:
Other income	1,089	1,588	2,228
From controlled investments:
Interest income	7,511	3,645	949
Dividend income	13,376	10,972	4,489
Other income	514	250	150
Total investment income	78,773	84,585	94,195
Expenses:
Interest and fees on borrowings	16,007	14,146	12,566
Base management fees	10,389	10,998	11,825
Incentive fees	3,185	4,461	11,894
Administrator expenses	2,869	3,625	3,677
Other general and administrative expenses	1,953	2,171	2,604
Amortization of deferred financing costs	2,748	2,071	1,894
Professional fees	1,858	1,531	1,518
Directors' fees	693	727	888
Total expenses before incentive fee waivers	39,702	39,730	46,866
Incentive fee waiver	(811)	—	—
Total expenses, net of incentive fee waivers	38,891	39,730	46,866
Income tax provision (benefit), excise and other taxes	168	155	(243)
Net investment income	39,714	44,700	47,572
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(21,820)	(27,935)	170
Controlled investments	4,582	(10,914)	20
Foreign currency transactions	(69)	—	—
Net realized (loss) gain on investments	(17,307)	(38,849)	190
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(17,007)	(8,250)	(15,784)
Controlled investments	(13,253)	19,391	(2,091)
Translation of assets and liabilities in foreign currencies	(1,346)	—	—
Net change in unrealized (depreciation) appreciation on investments	(31,606)	11,141	(17,875)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(13)	140	—
Net realized and unrealized loss from investments	(48,926)	(27,568)	(17,685)
Provision for taxes on realized gain on investments	(842)	—	—
Benefit (provision) for taxes on unrealized gain on investments	2,146	137	(1,234)
Benefit (provision) for taxes on realized and unrealized gain on investments	1,304	137	(1,234)
Interest rate derivative periodic interest payments, net	(46)	(276)	(443)
Net change in unrealized appreciation on interest rate derivative	50	156	7
Net (decrease) increase in net assets resulting from operations	$(7,904)	$17,149	$28,217
Net investment income per common share:
Basic and diluted	$1.21	$1.35	$1.41
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.24)	$0.51	$0.84
Dividends declared and paid	$1.08	$1.29	$1.36
Weighted average shares of common stock outstanding:
Basic and diluted	32,797	33,197	33,637

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the years ended December 31,
	2017	2016	2015
Increase in net assets from operations:
Net investment income	$39,714	$44,700	$47,572
Net realized loss on investments	(17,307)	(38,849)	190
Net change in unrealized appreciation on investments	(31,606)	11,141	(17,875)
Provision for taxes on realized gain on investments	(842)	—	(8)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(13)	140	—
Benefit (provision) for taxes on unrealized gain (loss) on investments	2,146	137	(1,226)
Interest rate derivative periodic interest payments, net	(46)	(276)	(443)
Net change in unrealized appreciation on interest rate derivative	50	156	7
Net (decrease) increase in net assets resulting from operations	(7,904)	17,149	28,217
Distributions to stockholders:
Distributions to stockholders from net investment income	(35,397)	(42,770)	(45,649)
Total distributions to stockholders	(35,397)	(42,770)	(45,649)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	3	3	—
Repurchase of common stock	(2,493)	(4,037)	(7,290)
Net decrease in net assets from capital share transactions	(2,490)	(4,034)	(7,290)
Total decrease in net assets, before non-controlling interest	(45,791)	(29,655)	(24,722)
Increase in non-controlling interest	—	576	—
Total decrease in net assets	(45,791)	(29,079)	(24,722)
Net assets at beginning of period	389,820	418,899	443,621
Net assets at end of period	$344,029	$389,820	$418,899
Common shares outstanding at end of period	32,674	32,925	33,311
Capital share activity:
Shares issued from reinvestment of dividend	—	—	—
Shares repurchased	252	386	594

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(7,904)	$17,149	$28,217
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	31,620	(11,281)	17,875
Net change in unrealized appreciation on interest rate derivative	(50)	(156)	(7)
Net realized loss on investments	18,337	39,073	26
Net realized gain on foreign exchange currency transactions	(5)	—	—
Increase in investments due to PIK	(2,502)	(2,084)	(4,543)
Amortization of deferred financing costs	2,748	2,071	1,894
Accretion of discounts on investments and other fees	(4,620)	(4,321)	(3,279)
Changes in operating assets and liabilities:
Purchases of investments	(112,881)	(133,328)	(184,137)
Proceeds from sale and paydown of investments	132,043	197,454	203,250
Decrease (increase) in interest, dividends and fees receivable	1,206	(1,981)	(839)
Decrease in due from affiliate	183	96	530
(Increase) decrease in prepaid expenses and other assets	(125)	(12)	139
Increase in deferred tax asset	(219)	(1,324)	(833)
Increase (decrease) in accrued expenses and other payables	923	36	(261)
(Decrease) increase in accrued credit facility fees and interest	(410)	476	(91)
(Decrease) increase in deferred tax liability	(2,182)	637	1,316
(Decrease) increase in base management fees payable	(52)	(336)	134
(Decrease) increase in other deferred liabilities	(422)	91	(1,008)
(Decrease) increase in accrued incentive fees payable, net	(2,271)	(1,000)	68
Net cash provided by operating activities	53,417	101,260	58,451
Cash flows from financing activities:
Repurchase of common stock	(2,493)	(4,037)	(7,290)
Borrowings under credit facility	103,360	140,249	166,250
Repayments under credit facility	(120,250)	(216,039)	(202,450)
Issuance of notes	—	25,000	35,000
Issuance of shares of common stock from dividend reinvestment	3	3	—
Distributions paid to stockholders	(35,397)	(42,770)	(45,649)
Financing and offering costs paid	(1,399)	(1,140)	(3,118)
Net cash used in financing activities	(56,176)	(98,734)	(57,257)
Net (decrease) increase in cash	(2,759)	2,526	1,194
Cash, beginning of year	6,376	3,850	2,656
Cash, end of year	$3,617	$6,376	$3,850
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	14,864	12,656	11,906
Income taxes paid	24	3	66
PIK income earned	2,166	2,253	4,579

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
— 130.79% of net asset value
First lien senior secured debt
—106.88% of net asset value
Canada
—6.92% of net asset value
Fairstone Financial Inc. (7)(17)(26)	Financial services	12.3% (CDOR + 11.0%)	3/31/2017	3/31/2023	$23,943	$22,101	$23,824
				Subtotal Canada	$23,943	$22,101	$23,824
Midwest
—11.55% of net asset value
BeneSys Inc.	Business services	11.9% (LIBOR + 10.3%)	3/31/2014	3/31/2019	$10,798	$10,747	$10,798
BeneSys Inc. (9)	Business services	11.9% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	433	436
Hansons Window & Construction, Inc.	IT services	8.2% (LIBOR + 6.5%)	10/19/2017	10/19/2022	2,494	2,452	2,452
Hansons Window & Construction, Inc. (9)	IT services	8.2% (LIBOR + 6.5%)	10/19/2017	10/19/2022	56	51	56
Home Partners of America, Inc. (17)	Consumer products and services	8.5% (LIBOR + 7%)	10/13/2016	10/13/2022	13,669	13,450	13,806
Matilda Jane Holdings, Inc.	Consumer products and services	10.1% (LIBOR + 8.5%)	5/1/2017	5/1/2022	12,548	12,303	12,172
				Subtotal midwest	$40,001	$39,436	$39,720
Northeast
—31.81% of net asset value
Aerogroup International Inc.	Consumer products and services	10.2% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,170	$13,071	$13,169
Alex Toys, LLC	Consumer products and services	11.7% (LIBOR + 10%)	6/30/2014	8/15/2019	24,815	24,610	24,815
Anexinet Corp.	IT services	8.1% (LIBOR + 6.5%)	7/28/2017	7/28/2022	17,391	17,072	17,130
Constructive Media, LLC	Media, entertainment and leisure	11.6% (LIBOR + 10%)	11/23/2015	11/23/2020	11,708	11,570	10,888
Dodge Data & Analytics LLC	IT services	10.1% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,521	10,441	10,469
Duff & Phelps Corporation	Financial services	4.9% (LIBOR + 3.3%) (8)	5/15/2013	10/12/2024	250	253	251
HealthDrive Corporation	Healthcare	9.6% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,900	9,764	9,801
HealthDrive Corporation (9)	Healthcare	9.6% (LIBOR + 8.1%)	11/21/2016	11/21/2021	1,150	1,123	1,150
smarTours, LLC	Consumer products and services	8.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	6,529	6,403	6,402
smarTours, LLC (9)(10)	Consumer products and services	8.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(15)	—
The John Gore Organization, Inc.	Media, entertainment and leisure	8.7% (LIBOR + 7%)	8/8/2013	6/28/2021	13,831	13,649	13,969

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
The John Gore Organization, Inc. (9) (10)	Media, entertainment and leisure	8.7% (LIBOR + 7%)	8/8/2013	6/28/2021	—	(10)	—
Women's Health USA	Healthcare	8.1% (LIBOR + 6.6%)	8/8/2017	8/8/2022	1,403	1,380	1,389
				Subtotal northeast	$110,668	$109,311	$109,433
Southeast
—12.23% of net asset value
Sciens Building Solutions, LLC	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	$9,687	$9,522	$9,590
Sciens Building Solutions, LLC (9)	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	501	458	501
Togetherwork Holdings, LLC (9)	Business services	8.6% (LIBOR + 7.3%)	4/18/2017	12/2/2020	232	226	232
Togetherwork Holdings, LLC	Business services	8.6% (LIBOR + 7.3%)	4/18/2017	12/2/2020	5,418	5,333	5,472
Virtus Pharmaceuticals, LLC	Healthcare	11.5% (8)	7/17/2014	7/17/2019	24,013	23,799	23,773
Whitney, Bradley & Brown, Inc.	Business services	10.6% (LIBOR + 9%)	10/18/2017	10/18/2022	2,494	2,446	2,446
Whitney, Bradley & Brown, Inc. (9)	Business services	10.6% (LIBOR + 9%)	10/18/2017	10/18/2022	50	47	50
				Subtotal southeast	$42,395	$41,831	$42,064
Southwest
—38.21% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.2% (LIBOR + 9.5%) (5.6% Cash + 5.6% PIK) (11)	2/28/2014	2/28/2019	$10,793	$10,793	$10,631
Charming Charlie LLC (22)	Retail & grocery	9.5% (LIBOR + 8.0%) (8.5% Cash + 1.0% PIK)	12/18/2013	12/24/2019	51,868	23,929	15,560
Charming Charlie LLC	Retail & grocery	8.0% (ABR+3.5%)	12/14/2017	6/8/2018	4,474	4,474	4,474
Hart InterCivic, Inc.	IT services	12.2% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,385	25,856
Holland Intermediate Acquisition Corp.	Energy / utilities	10.7% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,837	20,567
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	10.7% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products and services	11.8% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,403	23,897
LAI International, Inc.	Industrials and manufacturing	10.4% (8)	10/22/2014	10/22/2019	21,812	21,621	21,812
LAI International, Inc. (9)	Industrials and manufacturing	8.5% (8)	10/22/2014	10/22/2019	4,483	4,483	4,483
LAI International, Inc. (9)	Industrials and manufacturing	10.3% (8)	4/24/2017	10/22/2019	4,166	4,108	4,166
				Subtotal southwest	$169,712	$141,033	$131,446
West
—6.16% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
It's Just Lunch International LLC	Media, entertainment and leisure	10.1% (LIBOR + 8.5%)	7/28/2016	7/28/2021	$5,500	$5,421	$5,500
MeriCal, LLC	Consumer products and services	10.4% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,700	15,395	15,700
				Subtotal west	$21,200	$20,816	$21,200

			Subtotal first lien senior secured debt		$407,919	$374,528	$367,687

Second lien debt
—7.95% of net asset value
Northeast
—3.85% of net asset value
Merchants Capital Access, LLC (17)	Financial services	12.2% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,500	$12,360	$12,125
Specialty Brands Holdings, LLC (22)	Restaurants	10.3% (LIBOR + 8.8%)(9.3% Cash + 1.0% PIK)(11)	7/16/2013	12/1/2017	22,244	21,462	1,112
				Subtotal northeast	$34,744	$33,822	$13,237
Southeast
—2.66% of net asset value
MB Medical Operations LLC	Healthcare	10.6% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,131	$8,984	$9,154
				Subtotal southeast	$9,131	$8,984	$9,154
West
—1.44% of net asset value
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2022	$5,165	$5,165	$4,959
				Subtotal west	$5,165	$5,165	$4,959

			Subtotal second lien debt		$49,040	$47,971	$27,350

Subordinated debt
—5.55% of net asset value
Northeast
—1.94% of net asset value
Aerogroup International Inc. (22)	Consumer products and services	12.0% PIK	8/5/2015	3/9/2020	348	328	—
Aerogroup International Inc. (22)	Consumer products and services	10.0% PIK (11)	1/27/2016	3/9/2020	925	881	—
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	6/30/2018	8,906	8,906	6,680
			Subtotal northeast		$10,179	$10,115	$6,680
Northwest
—3.61% of net asset value
A10 Capital, LLC (9)(17)	Financial services	12.5%	8/25/2014	2/25/2021	$12,302	$12,231	$12,425
				Subtotal northwest	$12,302	$12,231	$12,425

			Subtotal subordinated debt		$22,481	$22,346	$19,105

Equity investments
—6.01% of net asset value
Midwest
—0.17% of net asset value
Hostway Corporation (21)	IT services		12/27/2013	12/13/2020	20,000	$1,800	$—
Hostway Corporation (20)	IT services		12/27/2013		1,800	200	196
Matilda Jane Holdings, Inc. (13)(20)	Consumer products and services		5/1/2017		488,896	489	376
			Subtotal midwest			$2,489	$572
Northeast
—0.98% of net asset value
Aerogroup International Inc. (21)	Consumer products and services		6/9/2014		253,616	$11	—
Aerogroup International Inc. (20)	Consumer products and services		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(21)	Consumer products and services		5/22/2015		153.85	1,000	—
Alex Toys, LLC (12)(13)(15)(20)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Constructive Media, LLC (12)(21)	Media, entertainment and leisure		11/23/2015		750,000	750	5
SPST Holdings, LLC (12)(21)	Consumer products and services		10/31/2017		215,827	216	231
Wheels Up Partners, LLC (12)(15)(21)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,973	$3,360
Northwest
—4.06% of net asset value
A10 Capital, LLC (12)(14)(17)(20)	Financial services		8/25/2014	2/25/2021	4,019.61	$13,901	$13,973
			Subtotal northwest			$13,901	$13,973

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southeast
—0.25% of net asset value
Firebirds International, LLC (12)(21)	Restaurants		5/17/2011		1,906	$191	$431
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		231.82	244	372
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		589.76	590	72
			Subtotal southeast			$1,152	$875
Southwest
—0.31% of net asset value
Allied Wireline Services, LLC (12)(15)(21)	Energy / utilities		2/28/2014		618,867.92	$619	$93
Dimont & Associates, Inc. (21)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (21)	Consumer products and services		4/30/2014		1,902.04	1,716	795
Sciens Building Solutions, LLC (20)	Business services		7/12/2017		170.39	170	178
			Subtotal southwest			$2,634	$1,066
West
—0.24% of net asset value
MeriCal, LLC (12)(13)(21)	Consumer products and services		9/30/2016	9/30/2021	5,124.30	$10	$275
MeriCal, LLC (12)(13)(20)	Consumer products and services		9/30/2016		500.29	505	552
			Subtotal west			$515	$827

				Subtotal equity		$25,664	$20,673

Warrants
—0.02% of net asset value
Southwest
—0.02% of net asset value
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$75
				Subtotal southwest		$175	$75

				Subtotal warrants		$175	$75

Investment in payment rights
—3.27% of net asset value
Northeast
—3.27% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Duff & Phelps Corporation (8) (16)(17)	Financial services	16.6%	6/1/2012			$10,348	$11,259
				Subtotal northeast		$10,348	$11,259

			Subtotal investment in payment rights			$10,348	$11,259

Investments in funds
—1.11% of net asset value
Midwest
—0.83% of net asset value
Freeport Financial SBIC Fund LP (17)(27)	Financial services		6/14/2013			$2,957	$2,826
				Subtotal midwest		$2,957	$2,826
West
—0.28% of net asset value
Gryphon Partners 3.5, L.P. (17)(27)	Financial services		11/20/2012			$827	$976
				Subtotal west		$827	$976

			Subtotal investments in funds			$3,784	$3,802

Total non-controlled/non-affiliated investments
—130.79% of net asset value						$484,816	$449,951

Controlled investments
—46.14% of net asset value

First lien senior secured debt
—11.46% of net asset value
Northeast
—1.63% of net asset value
Tri Starr Management Services, Inc. (18)(23)	Business services	8.3% (ABR + 3.8%)	7/22/2016	9/30/2018	46	46	46
Tri Starr Management Services, Inc. (18)(24)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	627	669
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	269	291
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,352	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,573	1,407	1,573

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Tri Starr Management Services, Inc. (18)(22)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,049	320	472
Tri Starr Management Services, Inc. (18)(22)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,241	1,062	—
				Subtotal northeast	$9,414	$6,083	$5,596
Southeast
—2.05% of net asset value
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash + 5.65% PIK)	7/1/2016	12/31/2020	$7,844	$7,307	$3,811
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,764	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.9% (LIBOR+ 10.3%)	1/17/2017	12/31/2020	3,240	3,240	3,240
				Subtotal southeast	$12,848	$11,600	$7,051
Southwest
—7.78% of net asset value
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	8,060	8,045	8,060
				Subtotal southwest	$26,763	$26,748	$26,763

			Subtotal first lien senior secured debt		$49,025	$44,431	$39,410

Second lien debt
—1.57% of net asset value
Southeast
—1.57% of net asset value
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—14.1% of net asset value
Northeast
—2.03% of net asset value
Tri Starr Management Services, Inc. (18)(21)	Business services		7/22/2016		0.720	3,136	6,967
				Subtotal northeast		$3,136	$6,967
Northwest
—5.11% of net asset value
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	$2,270	$7,619
C&K Market, Inc. (18)(20)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal northwest		$13,226	$17,581
Southeast
—3.81% of net asset value
Copperweld Bimetallics LLC (18)(20)	Industrials and manufacturing		10/5/2016		676.93	$3,385	$3,920
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	9,192
Loadmaster Derrick & Equipment, Inc. (18)(20)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		12/21/2016		2,955.600	—	—
				Subtotal southeast		$13,449	$13,112
Southwest
—3.15% of net asset value
OEM Group, LLC (12)(13)(18)(20)(25)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$10,841
				Subtotal southwest		$8,890	$10,841

				Subtotal equity		$38,701	$48,501
Investments in funds
—19.01% of net asset value
Northeast
—19.01% of net asset value
THL Credit Logan JV LLC (12)(17)(18)(19)(21)(27)	Investment funds and vehicles		12/3/2014		—	$67,000	$65,410

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal northeast		67,000	65,410

			Subtotal investments in funds			$67,000	$65,410
Total controlled investments
—46.14% of net asset value						$155,547	$158,736

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(17)(21)(27)	Financial services		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(21)(27)	Financial services		3/1/2013			3	3
				Subtotal northeast		$4	$4

			Subtotal investments in funds			$4	$4

Total non-controlled/affiliated investments
—0.00% of net asset value						$4	$4

Total investments—176.93% of net asset value						$640,367	$608,691

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility.
(3)

As of December 31, 2017, 24.3% and 25.8% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2017. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of December 31, 2017, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively. As of December 31, 2017, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.41%, 1.46%, 1.52% and 1.72%, respectively.

(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 13.0% cash and 2.0% PIK due on a monthly basis.
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2017.
(17)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(18)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended December 31, 2017 in which the issuer was a portfolio company that the Company is deemed to control.

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

(20)	Preferred stock.
(21)	Common stock and member interest.
(22)	Loan was on non-accrual as of December 31, 2017.
(23)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(24)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(25)	Includes $577 of cost and $703 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2017.
(26)	Canadian denominated investment with a par and fair market value of CAD $30,000 and CAD $29,850, respectively.
(27)	Investment is measured at fair value using net asset value.

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

(21)	Preferred stock.
(22)	Common stock and member interest.
(23)	Investment formerly known as Key Brand Entertainment, Inc. The name change was effective May 16, 2016.
(24)	Preferred stock investment return is income-producing with a stated rate of 12.5% PIK capitalized annually.
(25)	Loan was on non-accrual as of December 31, 2016.

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

December 31, 2017

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2017 and 2016.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Revolving Facility and Term Loan Facility (as defined in Note 7 hereto) and public debt offering of Notes (as defined in Note 7 hereto). These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Revolving Facility and Notes, respectively. Under the Term Loan Facility and Notes Payable, if there is a substantial modification of the terms of the existing agreement for each underlying lender in the lending syndicate (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment for that lender and any unamortized deferred financing costs would be expensed during that period. Any remaining unamortized deferred financing costs relating to the old arrangement along with third parties costs under the new arrangement would be amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the old arrangement is lower than the borrowing capacity of the new arrangement for each underlying lender in the lending syndicate, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement. Capitalized deferred financing costs related to the Term Loan Facility (as defined in Note 7 hereto) and Notes are presented net against the respective balances outstanding on the Consolidated Statements of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility are presented separately on the Company’s Consolidated Statements of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by our board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

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

Interest Rate Derivative

The Company valued its interest rate derivative agreement using an income approach that analyzes the discounted cash flows associated with the interest rate derivative agreement. Significant inputs to the discounted cash flows methodology included the forward interest rate yield curves in effect as of the end of the measurement period and an evaluation of the counterparty’s credit risk.

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

Although net assets and fair values are presented based on the applicable foreign exchange rates described above, the Company does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in fair values of investments held. Such fluctuations are included with the net realized and unrealized gain or loss from investments on Consolidated Statements of Operations. Fluctuations arising from the translation of foreign currency borrowings are included with the net change in unrealized gains (losses) on translation of assets and liabilities in foreign currencies on the Consolidated Statements of Operations.

Investments denominated in foreign currencies and foreign currency transactions may involve certain considerations and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.

The Company’s current approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under the Company’s Revolving Facility (as defined in Note 7) to fund these investments.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. As of December 31, 2017, the Company had loans on non-accrual status with an amortized cost basis of $56,342 and fair value of $20,955. As of December 31, 2016, the Company had loans on non-accrual status with an amortized cost basis of $13,843 and fair value of $6,893.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Accumulated PIK balance, beginning of period	$3,086	$9,302	$7,041
PIK income capitalized/receivable	2,166	$2,253	$4,579
PIK received in cash from repayments	(32)	$(1,799)	$(2,318)
PIK reduced through restructurings/sales	(44)	$(6,670)	$—
PIK deemed uncollectible	(1,254)	—	—
Accumulated PIK balance, end of period	$3,922	$3,086	$9,302

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2017, 2016 and 2015.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II (as defined in Note 4), prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Distributions, for a summary of the dividends paid. For the years ended December 31, 2017, 2016 and 2015, the Company incurred U.S. federal excise tax and other tax expenses of $441, $419 and $678, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2017, 2016 and 2015 :

	For the years ended December 31,
	2017	2016	2015
Current income tax provision:
Current income tax benefit (provision)	$1	$(285)	$169
Current tax provision on realized gain on investments	(842)	–	(8)
Deferred income tax benefit:
Deferred income tax benefit	272	549	752
Benefit (provision) for taxes on unrealized gain on investments	2,146	137	(1,226)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2017 and 2016, $42 and $112, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and 2016, $2,336 and $4,518, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of December 31, 2017 and 2016, $2,661 (net of $1,149 allowance) and $2,442 (net of $2,115 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2014 remain subject to examination by taxing authorities.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption is permitted specifically for the amendments pertaining to the presentation of certain fair value changes for financial liabilities measured at fair value. Early adoption of all other amendments is not permitted. The Company determined that the adoption of this standard will not have an impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company determined that the adoption of this standard will not have an impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company determined that the adoption of this standard will not have an impact on its consolidated financial statements.

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

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$407,097	$—	$—	$407,097
Second lien debt	32,765	—	—	32,765
Subordinated debt	19,105	—	—	19,105
Equity investments	69,174	—	—	69,174
Warrants	75	—	—	75
Investment in Logan JV (1)	65,410	—	—	—
Investment in payment rights	11,259	—	—	11,259
Investments in funds (1)	3,806	—	—	—
Total investments	$608,691	$—	$—	$539,475

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2016:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$370,863	$—	$—	$370,863
Second lien debt	95,284	—	—	95,284
Subordinated debt	28,092	—	—	28,092
Equity investments	86,163	—	—	86,163
Warrants	4,151	—	—	4,151
CLO residual interests	7,225	—	—	7,225
Investment in Logan JV (1)	59,737	—	—	—
Investment in payment rights	13,289	—	—	13,289
Investments in funds (1)	4,399	—	—	—
Total investments	$669,203	$—	$—	$605,067
Interest rate derivative	(50)	—	(50)	—
Total liability at fair value	$(50)	$—	$(50)	$—

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of December 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$121,937	$117,149	19.25%	34.05%
Industrials and manufacturing	92,506	93,272	15.32%	27.11%
Financial services	75,111	77,663	12.76%	22.57%
Investment funds and vehicles	67,000	65,410	10.75%	19.01%
IT services	57,401	56,159	9.23%	16.32%
Healthcare	46,011	45,711	7.51%	13.29%
Business services	38,601	42,266	6.94%	12.29%
Energy / utilities	46,138	38,417	6.31%	11.17%
Retail & grocery	41,629	37,615	6.18%	10.93%
Media, entertainment and leisure	31,380	30,362	4.99%	8.83%
Transportation	1,000	3,124	0.51%	0.91%
Restaurants	21,653	1,543	0.25%	0.45%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the industry classification in which the Company invests as of December 31, 2016:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$122,271	$120,568	18.01%	30.94%
Industrials and manufacturing	101,038	102,174	15.26%	26.22%
Investment funds and vehicles	59,000	59,737	8.93%	15.32%
Financial services	56,808	59,614	8.91%	15.29%
Media, entertainment and leisure	49,118	53,433	7.98%	13.71%
Healthcare	51,794	51,843	7.75%	13.30%
IT services	55,572	50,605	7.56%	12.98%
Retail & grocery	35,413	40,392	6.04%	10.36%
Energy / utilities	42,010	35,793	5.35%	9.18%
Business services	29,138	25,941	3.88%	6.65%
Food & beverage	20,590	21,215	3.17%	5.44%
Restaurants	21,239	20,651	3.09%	5.30%
Transportation	17,934	20,012	2.99%	5.13%
Structured products	8,681	7,225	1.08%	1.85%
Total Investments	$670,606	$669,203	100.00%	171.67%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$244,792	$221,948	36.48%	64.53%
Southwest	189,459	180,283	29.62%	52.40%
Southeast	72,451	67,579	11.10%	19.64%
Northwest	39,359	43,977	7.22%	12.78%
Midwest	44,882	43,117	7.08%	12.53%
West	27,323	27,963	4.59%	8.13%
Canada	22,101	23,824	3.91%	6.92%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2016:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Northeast	$253,249	$258,128	38.57%	66.22%
Southwest	180,857	175,003	26.15%	44.89%
Southeast	81,377	85,752	12.81%	22.00%
Midwest	70,643	62,618	9.36%	16.06%
Northwest	42,178	51,596	7.71%	13.24%
West	42,302	36,106	5.40%	9.26%
Total Investments	$670,606	$669,203	100.00%	171.67%

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

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$334,483	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	72,614	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.2	x	(4.8	x)
Second lien debt	26,237	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(13%)
	6,528	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Subordinated debt	12,425	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(14%)
	6,680	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	55,201	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.0	x	(5.7	x)
	13,973	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%		-	17%		(16%)
Warrants	75	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Investment in payment rights	11,259	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%

Total Level 3 Investments	$539,475

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2016:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$301,101	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	14%		(13%)
	69,762	Market comparable companies (market approach)	EBITDA Multiple	5.5	x	-	6.7	x	(6.1	x)
Second lien debt	89,869	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Subordinated debt	28,092	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%		-	17%		(16%)
Equity investments	67,644	Market comparable companies (market approach)	EBITDA Multiple	4.9	x	-	5.8	x	(5.4	x)
	18,519	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	15%		(15%)
Warrants	4,151	Market comparable companies (market approach)	EBITDA Multiple	3.8	x	-	4.3	x	(4.0	x)
Investment in payment rights	13,289	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	14%		-	15%		15%
			Federal Tax Rates	35%		-	40%		(38%)
CLO residual interests	7,225	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	18%		-	23%		20%
			Weighted average prepayment rate	25%
			Weighted average default rate	2%
Total Level 3 Investments	$605,067

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The following table rolls forward the changes in fair value during the year ended December 31, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases	101,383	—	1,651	2,075	—	—	—	105,109
Sales and repayments	(84,593)	(21,434)	—	(17,846)	—	(631)	(7,225)	(131,729)
Unrealized appreciation (depreciation)(1)	(2,997)	(9,892)	(2,649)	(12,348)	75	(1,399)	1,457	(27,753)
Realized (loss) gain	(12,018)	(11,329)	—	6,465	—	—	(1,457)	(18,339)
Net amortization of premiums, discounts and fees	4,383	119	76	40	—	—	—	4,618
PIK	1,007	386	635	474	—	—	—	2,502
Transfers between categories (2)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—
Ending balance, December 31, 2017	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$—	$539,475
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(4,872)	$(19,033)	$(2,648)	$(5,333)	$75	$(1,399)	$—	$(33,209)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)

Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments, and transfer of Alex Toys, LLC from second lien debt to first lien debt.

The following table rolls forward the changes in fair value during the year ended December 31, 2016 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2016	$366,487	$177,086	$63,781	$59,314	$5,000	$13,307	$15,002	$699,977
Purchases (2)	135,604	14,364	2,418	27,866	—	—	—	180,252
Sales and repayments (2)	(123,700)	(89,338)	(26,867)	(1,632)	—	(503)	(7,320)	(249,360)
Unrealized appreciation (depreciation)(1)	3,158	(8,363)	9,847	6,195	(849)	485	647	11,120
Realized loss	(14,343)	—	(21,896)	(5,983)	—	—	(1,104)	(43,326)
Net amortization of premiums, discounts and fees	2,758	1,359	164	40	—	—	—	4,321
PIK	899	176	645	363	—	—	—	2,083
Ending balance, December 31, 2016	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date(1)	$(4,385)	$(8,816)	$(1,365)	$451	$(849)	$484	$6	$(14,474)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructurings of investments.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of and for the years ended December 31, 2017 and 2016 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. as of December 31, 2017 and for the year ended December 31, 2017 and C&K Market, Inc., Copperweld Bimetallic, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc., as of December 31, 2016 and for the year ended December 31, 2016 and C&K Market, Inc., Dimont Associates, Inc., and THL Credit Logan JV, LLC for the year ended December 31, 2015.

	As of December 31,			For the years ended
Balance Sheet	2017	2016	Income Statement	2017	2016	2015
Current Assets	$119,790	$145,785	Net Sales	$594,343	$665,657	$808,182
Noncurrent assets	398,150	436,922	Gross Profit	144,614	159,405	189,133
Current liabilities	107,720	111,001	Net income (loss)	(16,766)	7,140	(32,321)
Noncurrent liabilities	326,641	370,482

In addition, the Company’s investment in THL Credit Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2017 and 2016 and for the years ended December 31, 2017 and 2016. Accordingly, the financial statements for THL Credit Logan JV LLC have been attached as an exhibit to this Form 10-K. There are no companies that met the significance conditions under SEC Regulation S-X, Rule 3-09 as of December 31, 2015 and for the year ended December 31, 2015.

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

As of December 31, 2017 and 2016, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of December 31, 2017
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

On December 17, 2014, Logan JV entered into a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG which allows Logan JV to borrow up to $50,000 subject to leverage and borrowing base restrictions. Throughout the course of 2016 and 2017, in accordance with the terms of the Logan JV Credit Facility, Deutsche Bank AG and other banks increased the commitment amount to $175,000. On January 12, 2018, the Logan JV Credit Facility was amended to extend the final maturity date to January 12, 2023 with the revolving loan period ending on January 12, 2021 and decrease pricing to three month LIBOR (with no LIBOR floor) plus 2.40%. On January 26, 2018 the Logan JV Credit Facility was amended to increase commitments to $200,000. As of December 31, 2017 and 2016, Logan JV had $169,632 and $129,257 outstanding debt under the credit facility, respectively. As of December 31, 2017, the Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.50%. As of December 31, 2017, the effective interest rate on the Logan JV Credit Facility was 3.92% per annum.

As of December 31, 2017 and 2016, Logan JV had total investments at fair value of $250,400 and $200,190, respectively. As of December 31, 2017 and December 31, 2016, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 110 and 91 different borrowers, respectively. As of December 31, 2017 and 2016, there were no loans on non-accrual status. As of December 31, 2017 and 2016, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $1,426 and $392, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2017 and December 31, 2016:

	As of	As of
	December 31, 2017	December 31, 2016
First lien secured debt, at par	$233,904	$180,385
Second lien debt, at par	22,847	23,564
Total debt investments, at par	$256,751	$203,949
Weighted average yield on first lien secured loans (1)	5.9%	6.4%
Weighted average yield on second lien loans (1)	8.7%	9.4%
Weighted average yield on all loans (1)	6.1%	6.7%
Number of borrowers in Logan JV	112	91
Largest loan to a single borrower (2)	$5,000	$4,975
Total of five largest loans to borrowers (2)	$24,397	$23,918

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2017 and December 31, 2016, respectively, including accretion of original issue discount and loan origination fees. There can be no assurance that the weighted average yield will remain at its current level.

For years ended December 31, 2017, 2016 and 2015, our share of income from distributions declared related to our Logan JV LLC equity interest was $9,254, $7,440 and $3,804, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2017 and December 31, 2016, $2,640 and $3,356, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. The distributions declared and earned for the year ended December 31, 2017 represented a dividend yield to the Company of 14.2% based upon average capital invested for the year. Distributions declared and earned for the three months ended December 31, 2016 represented a dividend yield to the Company of 14.1% based upon average capital invested for the year. Distributions declared and earned for the three months ended December 31, 2015 represented a dividend yield to the Company of 12.8% based upon average capital invested for the year.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Logan JV Loan Portfolio as of December 31, 2016

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Mood Media Corporation	Media	7% (LIBOR +6%)	12/05/2014	05/01/2019	2,957	$2,857	$2,858
Parq Holdings LP	Hotel, Gaming & Leisure	8.5% (LIBOR +7.5%)	12/05/2014	12/17/2020	1,000	989	985
Total Canada						$3,846	$3,843

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.8% (LIBOR +4.5%)	06/23/2015	05/08/2021	338	$339	$339
Total Cayman Islands						$339	$339

Luxembourg
Travelport Finance Luxembourg Sarl	Services	5% (LIBOR +4%)	09/04/2015	09/02/2021	2,898	$2,911	$2,932
Total Luxembourg						$2,911	$2,932

United States
Ability Networks Inc.	High Tech Industries	6% (LIBOR +5%)	03/17/2015	05/14/2021	1,470	$1,480	$1,477
Advanced Integration Technology LP	Aerospace & Defense	6.5% (LIBOR +5.5%)	07/15/2016	07/22/2021	1,995	1,977	2,005
AgroFresh Inc.	Services	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,975	1,963	1,832
Alpha Media LLC	Media	7% (LIBOR +6%)	02/24/2016	02/25/2022	1,925	1,842	1,848
American Sportsman Holdings Co	Retail	5.75% (LIBOR +5%)	11/22/2016	12/18/2023	3,000	2,981	2,976
AP Gaming I LLC	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	05/27/2015	12/21/2020	4,942	4,845	4,931
Aptean, Inc.	Services	6% (LIBOR +5%)	12/15/2016	12/20/2022	2,000	1,980	2,020
Arbor Pharmaceuticals, LLC	Healthcare & Pharmaceuticals	6% (LIBOR +5%)	07/12/2016	02/01/2023	2,484	2,378	2,519
Arctic Glacier U.S.A., Inc	Beverage, Food & Tobacco	6% (LIBOR +5%)	02/12/2015	05/10/2019	2,015	1,984	2,012
Aristotle Corporation	Healthcare & Pharmaceuticals	5.50% (LIBOR +4.5%) 7.25% (Prime + 3.5%)	07/13/2015	6/30/2021	4,582	4,565	4,559
Avaya Inc	Telecommunications	6.25% (LIBOR +5.25%)	04/30/2015	05/29/2020	979	972	854
Avaya Inc	Telecommunications	6.5% (LIBOR +5.5%)	12/18/2014	03/31/2018	986	991	864
Beasley Broadcast Group Inc.	Media	7% (LIBOR +6%)	10/06/2016	11/01/2023	1,950	1,912	1,955
Bioplan USA	Services	5.75% (LIBOR +4.75%)	05/13/2015	09/23/2021	983	873	951
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	885	844	845
BioScrip, Inc.	Healthcare & Pharmaceuticals	6.5% (LIBOR +5.25%)	12/22/2014	07/31/2020	1,474	1,407	1,408
Birch Communications, Inc.	Telecommunications	8.25% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,363	1,349	1,227
Blount International, Inc.	Capital Equipment	7.25% (LIBOR +6.25%) 9.00% (Prime + 5.25%)	04/05/2016	04/12/2023	1,696	1,650	1,719
Blue Star Acquisition, Inc.(3)	Media	1.00%	12/20/2016	12/20/2022	255	(3)	(2)
Blue Star Acquisition, Inc.	Media	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,745	1,728	1,732
Cabi	Retail	5.75% (LIBOR +4.75%)	06/19/2015	06/12/2019	1,156	1,149	1,156
Caesars Entertainment Resort Properties, LLC	Hotel, Gaming & Leisure	7% (LIBOR +6%)	01/15/2015	10/11/2020	2,915	2,781	2,947
Cengage Learning Acquisitions, Inc.	Media	5.25% (LIBOR +4.25%)	12/15/2014	06/07/2023	2,648	2,624	2,583
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,692	4,679	4,692
Commercial Barge Line Co	Transportation: Cargo	9.75% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,444	1,388	1,367
Cortes NP Acquisition Corp	Capital Equipment	6% (LIBOR +5%)	09/30/2016	11/30/2023	2,000	1,941	2,030
CPI Acquisition, Inc.	Services	5.5% (LIBOR +4.5%)	08/14/2015	08/17/2022	3,875	3,847	3,545

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Creative Artists	Media	5% (LIBOR +4%)	03/16/2015	12/17/2021	2,450	2,477	2,486
CT Technologies Intermediate Holdings	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,960	1,968	1,879
Cvent Inc	Hotel, Gaming & Leisure	6% (LIBOR +5%)	06/16/2016	11/29/2023	2,000	1,980	2,025
CWGS Group, LLC	Automotive	4.5% (LIBOR +3.75%)	11/03/2016	11/08/2023	1,000	995	1,017
Cypress Semiconductor Corporation	High Tech Industries	6.5% (LIBOR +5.5%)	06/03/2016	07/05/2021	2,469	2,434	2,530
Eastman Kodak Company	High Tech Industries	7.25% (LIBOR +6.25%)	09/09/2015	09/03/2019	1,953	1,913	1,965
EmployBridge Holding Co.	Services	7.5% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,942	2,935	2,667
EnergySolutions, LLC	Environmental Industries	6.75% (LIBOR +5.75%)	03/16/2015	05/29/2020	4,543	4,457	4,588
EVO Payments International LLC	Services	6% (LIBOR +5%)	12/08/2016	12/22/2023	2,640	2,614	2,660
FullBeauty Brands LP	Retail	5.75% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,970	3,726	3,573
Global Healthcare Exchange LLC	Services	5.25% (LIBOR +4.25%)	08/12/2015	08/15/2022	988	984	997
Gold Standard Baking Inc	Wholesale	5.25% (LIBOR +4.25%) 7.00% (Prime + 3.25%)	05/19/2015	04/23/2021	2,955	2,944	2,925
Green Plains Renewable Energy Inc	Energy	6.5% (LIBOR +5.5%)	06/09/2015	06/30/2020	3,783	3,637	3,769
GTCR Valor Companies, Inc.	Services	7% (LIBOR +6%)	05/17/2016	06/16/2023	3,980	3,836	3,953
Gulf Finance, LLC	Energy	6.25% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,995	1,938	2,010
IMG LLC	Media	5.25% (LIBOR +4.25%)	12/31/2014	05/06/2021	1,466	1,442	1,484
Infoblox Inc	High Tech Industries	6% (LIBOR +5%)	11/03/2016	11/07/2023	2,216	2,172	2,209
Insurance Technologies	High Tech Industries	7.5% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,538	3,503	3,485
Insurance Technologies(4)	High Tech Industries	0.50%	03/26/2015	12/15/2021	137	(1)	(2)
J Jill	Retail	6% (LIBOR +5%)	05/08/2015	05/09/2022	1,037	1,033	1,038
Jackson Hewitt Tax Service Inc	Services	8% (LIBOR +7%)	07/24/2015	07/30/2020	980	966	947
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,980	3,925	3,940
Kraton Polymers LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	02/18/2016	01/06/2022	2,000	1,828	2,027
Lannett Company Inc	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	11/20/2015	11/25/2020	1,425	1,341	1,386
Lannett Company Inc	Healthcare & Pharmaceuticals	6.375% (LIBOR +5.375%)	11/20/2015	11/25/2022	1,425	1,304	1,398
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.81767% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,617	2,630	2,630
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.26% (LIBOR +6%)	03/12/2015	03/12/2021	4,727	4,694	4,562
Match Group Inc	Media	4.20083% (LIBOR +3.25%)	11/06/2015	11/16/2022	656	664	667
Mediware Information Systems Inc	High Tech Industries	5.75% (LIBOR +4.75%)	09/26/2016	09/28/2023	1,995	1,976	2,013
Merrill Communications LLC	Media	6.25% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,974	1,964	1,969
Meter Readings Holding, LLC	Utilities	6.75% (LIBOR +5.75%)	08/17/2016	08/29/2023	1,995	1,966	2,037
Moran Foods LLC	Retail	7% (LIBOR +6%)	12/02/2016	12/05/2023	3,000	2,911	3,000
NextCare, Inc.	Healthcare & Pharmaceuticals	8.5% (LIBOR +7.5%)	08/21/2015	07/31/2018	2,959	2,951	2,959
Petrochoice Holdings Inc	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	09/02/2015	08/19/2022	988	967	997
Pre-Paid Legal Services, Inc	Services	6.5% (LIBOR +5.25%)	05/21/2015	07/01/2019	897	894	901
Quincy Newspapers Inc	Media	5% (LIBOR +4%) 6.75% (Prime +3%)	11/23/2015	11/02/2022	2,809	2,832	2,832
Redbox Automated Retail LLC	Services	8.5% (LIBOR +7.5%)	09/26/2016	09/27/2021	1,913	1,858	1,865
RentPath, Inc.	Media	6.25% (LIBOR +5.25%)	12/11/2014	12/17/2021	2,450	2,430	2,413
Riverbed Technology, Inc.	High Tech Industries	4.25% (LIBOR +3.25%)	02/25/2015	4/25/2022	975	971	984
SCS Holdings Inc.	Services	5.25% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,973	1,958	2,004
Seahawk Holding Cayman Ltd	High Tech Industries	7% (LIBOR +6%)	09/27/2016	10/31/2022	2,750	2,724	2,791
Sirva Worldwide, Inc.	Transportation: Cargo	7.5% (LIBOR +6.5%)	11/18/2016	11/22/2022	3,000	2,926	2,948
Smart Start, Inc.	Services	5.75% (LIBOR +4.75%)	08/28/2015	02/20/2022	2,475	2,455	2,469
SolarWinds Inc	High Tech Industries	5.5% (LIBOR +4.5%)	02/01/2016	02/05/2023	4,975	4,852	5,045
SourceHOV LLC	Services	7.75% (LIBOR +6.75%)	03/17/2015	10/31/2019	3,785	3,393	3,433
TerraForm AP Acquisition Holdings LLC	Energy	5.5% (LIBOR +4.5%)	10/11/2016	06/27/2022	997	997	1,003

Logan JV Loan Portfolio as of December 31, 2016—(Continued)

(dollar amounts in thousands)

Type of Investment/Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
TOMS Shoes LLC	Retail	6.5% (LIBOR +5.5%)	12/18/2014	10/31/2020	1,965	1,867	1,454
US Renal Care Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,980	1,963	1,864
US Shipping Corp	Utilities	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	232	221	225
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6% (LIBOR +5%)	12/09/2014	07/01/2020	886	885	793
Zep Inc	Chemicals, Plastics & Rubber	5% (LIBOR +4%)	09/14/2015	06/27/2022	2,955	2,962	2,981
Total United States						$169,389	$169,847
Total Senior Secured First Lien Term Loans						$176,485	$176,961

Second Lien Term Loans
France
Linxens France SA	Telecommunications	9.5% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$991	$1,000
Total France						$991	$1,000

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods	9.5% (LIBOR +8.5%)	06/19/2015	05/27/2022	2,855	$2,789	$2,883
AssuredPartners Inc	Banking, Finance, Insurance & Real Estate	10% (LIBOR +9%)	10/16/2015	10/20/2023	1,000	966	1,008
Cirque Du Soleil	Hotel, Gaming & Leisure	9.25% (LIBOR +8.25%)	06/25/2015	07/08/2023	1,000	988	982
Confie Seguros Holding II Co.	Banking, Finance, Insurance & Real Estate	10.25% (LIBOR +9%)	06/29/2015	05/09/2019	500	497	497
Duke Finance LLC	Chemicals, Plastics & Rubber	10.75% (LIBOR +9.75%)	05/17/2016	10/28/2022	2,000	1,726	1,910
EagleView Technology Corporation	Services	9.25% (LIBOR +8.25%)	07/29/2015	07/14/2023	2,885	2,891	2,880
GENEX Services, Inc.	Services	8.75% (LIBOR +7.75%)	06/26/2015	05/30/2022	1,000	990	965
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	479	396
Hyland Software, Inc.	High Tech Industries	8.25% (LIBOR +7.25%)	06/12/2015	07/03/2023	2,825	2,729	2,881
Infoblox Inc	High Tech Industries	9.75% (LIBOR +8.75%)	11/03/2016	11/07/2024	2,000	1,961	1,968
MRI Software LLC	Services	9% (LIBOR +8%)	06/19/2015	06/23/2022	1,000	988	970
ProAmpac LLC	Containers, Packaging & Glass	9.5% (LIBOR +8.5%)	11/18/2016	11/18/2024	2,500	2,463	2,513
RentPath, Inc.	Media	10% (LIBOR +9%)	12/11/2014	12/17/2022	1,000	932	882
Royal Adhesives and Sealants LLC	Chemicals, Plastics & Rubber	8.5% (LIBOR +7.5%)	06/12/2015	06/19/2023	1,000	994	995
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74
Wash Multifamily Laundry Systems, LLC.	Services	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	425
Total United States of America						$21,890	$22,229
Total Second Lien Term Loans						$22,881	$23,229
Total Investments						$199,366	$200,190

Cash and cash equivalents
Dreyfus Government Cash Management Fund						$9,064	$9,064
Other cash accounts						784	784
Total Cash and cash equivalents						$9,848	$9,848

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820. The determination of such fair value is not included in our board of director’s valuation process described elsewhere herein.
(3)	Represents a delayed draw commitment of $255, which was unfunded as of December 31, 2016.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2016.

Below is certain summarized financial information for Logan JV as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015:

Selected Balance Sheet Information:

	As of	As of
	December 31, 2017	December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $252,710 and $199,366, respectively)	$250,400	$200,190
Cash and cash equivalents	10,637	9,848
Other assets	9,605	677
Total assets	$270,642	$210,715
Liabilities:
Loans payable reported net of unamortized debt issuance costs (1)	$168,110	$127,502
Payable for investments purchased	15,616	2,981
Distribution payable	3,300	4,195
Other liabilities	1,854	1,366
Total liabilities	$188,880	$136,044
Members' capital	$81,762	$74,671
Total liabilities and members' capital	$270,642	$210,715

(1)

As of December 31, 2017, Logan JV had 169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.42% per annum.

Selected Statement of Operations Information:

	For the year ended December, 31 2017	For the year ended December, 31 2016	For the year ended December 31, 2015
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$16,996	$14,184	$7,310
Fee income	417	254	88
Total revenues	17,413	14,438	7,398
Credit facility expenses	6,330	4,929	2,358
Other fees and expenses	364	464	208
Total expenses	6,694	5,393	2,566
Net investment income	10,719	9,045	4,832
Net realized gains	1,133	306	45
Net change in unrealized appreciation (depreciation) on investments	(3,135)	6,642	(5,798)
Net increase in members' capital from operations	$8,717	$15,993	$(921)

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest income totaling $2,027, $2,037 and $2,017, respectively, related to the TRA.

CLO Residual Interests

As of December 31, 2017, the Company had no investments in CLO residual interests or subordinated notes. As of December 31, 2016, the Company had investments in CLO residual interests, or subordinated notes, based upon fair market value, totaling $8,681. The subordinated notes are subordinated to the secured notes issued in connection with each CLO. The secured notes in each structure are collateralized by portfolios consisting primarily of broadly syndicated senior secured bank loans.

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

For the years ended December 31, 2017, 2016 and 2015, the Company recognized interest income totaling $33, $1,972 and $3,690, respectively, related to CLO residual interests.

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

4. Related Party Transactions

Investment Management Agreement

On March 2, 2018, the Company’s investment management agreement was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

Subsequently, the Company accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment.

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

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by the Company, effective as of January 1, 2018. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of shareholders approve such amended incentive fee calculation.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred $2,374, $4,461 and $11,894, respectively, of incentive fees related to ordinary income, net of incentive fees waived of $811, $0 and $0, respectively. As of December 31, 2017, $94 of such incentive fees related to previously deferred interest now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, $2,249 of such incentive fees were currently payable to the Advisor, and reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017 and December 31, 2016, $970 and $994, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of December 31, 2017 and 2016.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2017, 2016 and 2015, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred base management fees of $10,389, $10,998 and $11,825, respectively. As of December 31, 2017 and 2016, $2,556 and $2,608, respectively, was payable to the Advisor.

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

For the years ended December 31, 2017, 2016 and 2015, the Company incurred administrator expenses of $2,869, $3,625 and $3,677, respectively. As of December 31, 2017, $13 of administrator expenses was due from the Advisor, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities. As of December 31, 2016, $67 of administrator expenses was payable to the Advisor, which was included in Accrued expenses and other payables on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2017, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the December 31, 2017 and 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2017, 2016 and 2015, we earned $0, $286 and $587 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, $76 and $154 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of December 31, 2017, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the December 31, 2017 and 2016 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2017, 2016 and 2015, the Company earned $1,101, $1,303 and $1,641, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, $301 and $366, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the years ended December 31, 2017, 2016 and 2015, the Company recognized $150, $225 and $225, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2017 and 2016, $0 and $150, respectively, was included in other deferred liabilities on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2017 and 2016, there were $151 and $67, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2017, the Advisor owed $13 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company owed $67 of administrator expenses to the Advisor, which were included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2017 and 2016, $377 and $520 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2017, it had $3,499 of dividends receivable from Logan JV and C&K Market, Inc., $460 of interest and fees from OEM Group, LLC, $169 of interest from Copperweld Bimetallics, LLC, $95 of interest from Loadmaster Derrick & Equipment, Inc.,   included in interest, dividends, and fees receivable, and $316 of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $50 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities. As of December 31, 2016, the Company had $4,473 of dividends receivable from Logan JV and C&K Market, Inc. and $640 of fees from OEM Group, LLC included in interest, dividends, and fees receivable and $500 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $400 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Airborne Tactical Advantage Company, LLC	—	685	—
Copperweld Bimetallics, LLC (1)	—	(1,515)	—
CRS Reprocessing, LLC (2)	(11,924)	—	—
Food Processing Holdings, LLC	693	—	—
Flagship VII, Ltd.	(808)	—	—
Flagship VIII, Ltd.	(649)	—	—
Dimont & Associates, Inc. (3)	—	(10,914)	—
Dryden CLO, Ltd.	—	(1,104)	—
Gryphon Partners 3.5, L.P.	589	670	—
Hostway Corporation	(951)	—	—
OEM Group, LLC (4)	—	(6,226)	—
Loadmaster Derrick & Equipment, Inc. (5)	—	(6,574)	—
Surgery Center Holdings, Inc.	—	3,655	237
Thibaut, Inc. (6)	4,535	—
Tri Starr Management Services, Inc. (7)	—	(17,421)	—
Washington Inventory Service (8)	(10,378)	—	—
YP Equity Investors, LLC	1,263	—	—
Other	392	(105)	(47)
Net realized (losses)/gains	$(17,238)	$(38,849)	$190

(1)

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

(4)

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

(6)

On December 29, 2017, the Company sold its preferred and common equity investments with a cost basis of $4,729 for $9,264 resulting in a realized gain of 4,535, which includes an escrow receivable of $60.

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

(8)

On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550. In connection with the sale, the Company recognized a loss of $10,378 and reversed $10,104 of unrealized depreciation.

In connection with the proceeds received from the exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $842, $0 and $0 respectively, for the years ended December 31, 2017, 2016 and 2015.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2017	2016	2015
Numerator—net (decrease) increase in net assets resulting from operations:	$(7,904)	$17,149	$28,217
Denominator—basic and diluted weighted average common shares:	32,797	33,197	33,637
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.24)	$0.51	$0.84

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2017 and December 31, 2016:

	As of
	December 31, 2017				December 31, 2016
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275,000	$167,317	$118,021	4.03%	$303,500	$107,861	$116,544	3.13%
Term Loan Facility	-	-	-	-	75,000	75,000	102,489	3.38%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	37,671	6.75%
Total	$385,000	$277,317	$228,021	5.11%	$488,500	$292,861	$306,704	4.55%

(1)

As of December 31, 2017, excludes deferred financing costs of $1,177 for the 2021 Notes and $1,808 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the years months ended December 31, 2017.
(3)

As of December 31, 2016, excludes deferred financing costs of $1,207 for the Term Loan Facility, $1,480 for the 2021 Notes and $2,173 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2016.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017. The Company had no foreign borrowings as of December 31, 2016.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303,500 to $275,000. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2017. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of December 31, 2017.

As of December 31, 2017, the Company had United States dollar borrowings of $143,861 outstanding under the Revolving Facility with a weighted average interest rate of 4.06% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29,389 ($23,456 in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 3.84%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our

Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75.0 million senior secured term loan facility, Term Loan Facility, was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR Floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). As of December 31, 2016, the LIBOR rate on our Senior Secured Term Loan had a one month LIBOR period.

Each of the Revolving Facility included an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Second Revolving Amendment revised the cap from $600,000 to $500,000.

The Revolving Facility generally require payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also require a mandatory prepayment of interest and principal upon certain triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility have certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 2.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

The credit agreements governing the Revolving Facility also include default provisions such as the failure to make timely payments under the Revolving Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Facility, which, if not complied with, could, at the option of the lenders under the Revolver Facility, accelerate repayment under the Revolving Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company cannot be assured that it will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Facilities.

For the year ended December 31, 2017, the Company borrowed $103,360 (includes CAD $29,389 converted to USD $23,456) and repaid $120,250 under the Revolving Facility. For the year ended December 31, 2016, the Company borrowed $140,250 and repaid $216,039 under Revolving Facility. For the year ended December 31, 2015, the Company borrowed $166,250 and repaid 202,450 under the Revolving Facility.

As of December 31, 2017 and December 31, 2016, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2017 and December 31, 2016, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $8,583, $8,239 and $9,037, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of deferred financing costs of $2,080, $1,393 and $1,580, ,which included $1.2 million, $0.4 million and $0.3 million of accelerated unamortized deferred financing costs, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had $2,890 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2016, the Company had $2,527 of deferred financing costs related to the Revolving Facility, which is presented as an asset and $1,207 of deferred financing costs related to the Term Loan Facility presented as a reduction to loans payable on the Consolidated Statement of Assets and Liabilities.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2017 was in excess of 200%.

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

As of December 31, 2017, the carrying amount and fair value of our Notes was $110,000 and $112,652, respectively. As of December 31, 2016, the carrying amount and fair value of our Notes was $110,000 and $111,596, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31,

2017, 2016 and 2015, the Company amortized approximately $667, $678 and $314 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2017 and 2016, the Company had $2,985 and $3,653 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2017, 2016 and 2015, the Company incurred interest expense on the Notes of $7,425, $5,907 and $3,493, respectively.

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

The Company recorded the change in valuation of the swap agreement in unrealized appreciation (depreciation) as of each measurement period. When the quarterly interest rate swap amounts were paid or received under the swap agreement, the amounts were recorded as a realized gain (loss) through interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

The Company recognized a realized loss for the years ended December 31, 2017, 2016 and 2015 of $46, $276 and $443, respectively, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the years ended December 31, 2017, 2016 and 2015, the Company recognized $50, $156 and $7, respectively, of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations. As December 31, 2016, the Company’s fair value of its swap agreement was $(50), which is listed as an interest rate derivative liability on the Consolidated Statements of Assets and Liabilities.

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

As of December 31, 2017 and 2016, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2017	December 31, 2016
Unfunded delayed draw facilities
A10 Capital, LLC	$—	$2,500
Charming Charlie, LLC	4,474	—
	$4,474	$2,500
Unfunded revolving commitments
Hansons Window & Construction, Inc.	$256	$—
HealthDrive Corporation	850	1,500
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.	800	800
Loadmaster Derrick & Equipment, Inc.	60	—
OEM Group, LLC	940	990
Togetherwork Holdings, LLC	116	—
Tri Starr Management Services, Inc.	549	499
Sciens Building Solutions, LLC	2,055	—
SPST Holdings, LLC	755	—
Whitney, Bradley & Brown, Inc.	117	—
	$9,498	$6,789
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	$680	$680
Gryphon Partners 3.5, L.P.	380	341
	$1,060	$1,021
Total unfunded commitments	$15,032	$10,310

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

10. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2017	2016
Net increase in net assets resulting from operations	$(7,904)	$17,149
Net change in unrealized (appreciation) depreciation on investments	31,606	(11,281)
(Benefit) provision for taxes on unrealized gain on investments	(2,146)	(137)
Net change in unrealized appreciation on interest rate derivative	(50)	(156)
Expenses not currently deductible and income and realized losses not currently includable	1,916	23,419
Non-deductible expenses and income not includable	936	84
Taxable income before deductions for distributions paid	$24,358	$29,078

The above amount of 2017 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return for 2017 by September 2018.

For the years ended December 31, 2017 and 2016, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2017	2016
Accumulated undistributed net realized gains	$2,488	$1,465
Accumulated undistributed net investment income	(1,598)	(1,657)
Interest rate derivative periodic interest payments, net	46	276
Paid-in capital in excess of par	(936)	(84)

As of December 31, 2017 and 2016, the cost of investments for tax purposes was $684,063 and $717,289, respectively, resulting in net unrealized (depreciation) appreciation of ($75,372) and ($48,085), respectively. As of December 31, 2017 and 2016, the Company had estimated net operating losses of $5,991 and $4,844, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2017 and 2016, the Company had estimated capital loss carryforwards of $7,651 and $7,664, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2017 and 2016, the Company recorded an allowance of $5,790 and $5,329, respectively, against these federal and state capital loss carryforwards. As of December 31, 2017 and 2016, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $22,698 and $5,936, respectively. Under current tax regulations, capital gains or losses on transactions realized after October 31st for a given fiscal year may be deferred and treated as occurring on the first business day of the following fiscal year.

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

11. Distributions

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a regulated investment company, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year (ii) 98.2% of its net capital gains for the one-year period ending October 31 of that calendar year (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax.

The Company’s quarterly distributions, if any, will be determined by its board of directors. The Company intends to make distributions to stockholders on a quarterly basis of substantially all of its net investment income. Although the Company intends to make distributions of net realized capital gains, if any, at least annually, out of assets legally available for such distributions, the Company may in the future decide to retain such capital gains for investment. In addition, the extent and timing of special dividends, if any, will be determined by its board of directors and will largely be driven by portfolio specific events and tax considerations at the time.

In addition, the Company may be limited in its ability to make distributions due to the BDC asset coverage test for borrowings applicable to the Company as a BDC under the 1940 Act.

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $3 and $3 of dividends reinvested for the years ended December 31, 2017 and 2016. There were no dividends reinvested for the year ended December 31, 2015 under the dividend reinvestment plan.

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

Distributions in excess of its current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of its distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to its U.S. stockholders of record. The Company’s board of directors presently intends to declare and pay quarterly distributions. The Company’s ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2017 represented $35,397 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42,770 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2015 represented $45,649 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2017 and 2016 were $936 and $84, respectively.

12. Financial Highlights

	For the years ended December 31,
	2017	2016	2015	2014	2013
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$11.82	$12.58	$13.08	$13.36	$13.20
Net investment income, after taxes(2)	1.21	1.35	1.41	1.42	1.37
Net realized (loss) gain on investments(2)	(0.53)	(1.17)	0.01	(0.38)	0.09
Income tax provision, realized gain(2)	(0.03)	-	—	(0.01)	-
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.96)	0.33	(0.53)	0.06	0.01
Benefit (provision) for taxes on unrealized gain on investments(2)	0.07	0.01	(0.04)	-	(0.07)
Net change in unrealized appreciation (depreciation) of interest rate derivative(2)	-	-	-	-	0.02
Interest rate derivative periodic interest payments, net (2)	-	(0.01)	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations	(0.24)	0.51	0.84	1.08	1.41
Accretive effect of repurchase of common stock	0.01	0.02	0.02	-	-
Accretive effect of share issuance	-	-	-	-	0.18
Distributions to stockholders from net investment income	(1.08)	(1.29)	(1.36)	(1.30)	(1.42)
Distributions to stockholders from net realized gains	-	-	-	(0.06)	(0.01)
Total distributions	(1.08)	(1.29)	(1.36)	(1.36)	(1.43)
Net asset value attributable to THL Credit, Inc., end of period	$10.51	$11.82	$12.58	$13.08	$13.36

Per share market value at end of period	$9.05	$10.01	$10.70	$11.76	$16.49
Total return(3)(5)	1.14%	5.76%	2.41%	(20.96%)	22.10%
Shares outstanding at end of period	32,674	32,925	33,311	33,905	33,905
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$343,327	$389,820	$418,899	$443,621	$452,942
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)	9.90%	9.96%	10.87%	9.79%	8.73%
Ratio of net investment income to average net assets, attributable to THL Credit Inc. (7)	10.43%	11.19%	10.81%	10.70%	10.25%
Portfolio turnover, attributable to THL Credit, Inc.	17.13%	18.94%	22.85%	28.98%	33.09%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the years ended December 31, 2017, 2016, 2016, 2014, and 2013, the ratio components included 2.73%, 2.75%, 2.69%, 2.47% and 1.86% of base management fee, 0.62%, 1.12%, 2.70%, 2.48% and 2.64% of net incentive fee, 4.92%, 4.06%, 3.29%, 2.47% and 1.76% of the cost of  borrowing, 1.93%, 2.02%, 1.95%, 2.05% and 1.85% of other operating expenses, and (0.30%), 0.01%, 0.22%, 0.09% and 0.49% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)

Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. is 10.12% for the year ended December 31, 2017. Incentive fee waiver was not applicable to prior years presented.

(7)

Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. is 10.21% for the year ended December 31, 2017. Incentive fee waiver was not applicable to prior years presented.

13. Stock Repurchase Program

On March 7, 2017 our board of directors authorized a $20,000 stock repurchase program, which was extended on March 2, 2018. Unless extended by its board of directors, the stock repurchase program will expire on March 2, 2019 and may be modified or terminated at any time for any reason without prior notice. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the years ended December 31, 2017, 2016 and 2015:

	For the years ended December 31,
	2017	2016	2015
Dollar amount repurchased	$2,493	$4,037	$7,290
Shares repurchased	252	386	594
Average price per share (including commission)	$9.89	$10.46	$12.27
Weighted average discount to net asset value	15.02%	13.14%	7.38%

14. Subsequent Events

From January 1, 2018 through March 6, 2018, the Company made follow-on investments of $7,453, including a $3,200 investment in Logan JV, at a combined weighted average yield based upon cost at the time of the investment of 9.9%.

On March 2, 2018, in consultation with its board of directors, the Company accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018. Such incentive fees waived shall not be subject to recoupment. Refer to Note 4 – Related Party Transactions for more information.

On March 2, 2018, the Company's board of directors declared a dividend of $0.27 per share payable on March 30, 2018 to stockholders of record at the close of business on March 20, 2018.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2017
Control Investments
—46.14% of net asset value
Control Investments - Majority Owned
—41.03% of net asset value
First lien senior secured debt
—11.46% of net asset value
Northeast
—1.63% of net asset value
Tri Starr Management Services, Inc. - LIFO revolving loan 8.3% (ABR+3.8%) due 9/30/2018	$46	$693	$(745)	$—	$—	$20	$46
Tri Starr Management Services, Inc. - Non LIFO revolving loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	669	2	—	—	(253)	292	669
Tri Starr Management Services, Inc. - Tranche 1-A term loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	291	—	—	—	(127)	145	291
Tri Starr Management Services, Inc. - Tranche 1-B term loan 6.3% (LIBOR + 4.8%) cash due 9/30/2018	2,545	—	—	—	(1,114)	1,266	2,545
Tri Starr Management Services, Inc. - Tranche 2 term loan 10% PIK due 9/30/2018	1,573	—	—	—	(717)	928	1,573
Tri Starr Management Services, Inc. - Tranche 3 term loan 10% PIK due 9/30/2018 (3)	1,049	—	—	—	472	—	472
Tri Starr Management Services, Inc. - Tranche 4 term loan 5% PIK due 9/30/2018 (3)	3,241	—	—	—	—	—	—
Subtotal Northeast	$9,414	$695	$(745)	$—	$(1,739)	$2,651	$5,596

Southeast
—2.05% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan 11.9% (LIBOR+ 10.3%) due 12/31/2020	$3,240	$3,300	$(60)	$—	$—	$287	$3,240
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK) (3) due 12/31/2020	7,622	—	—	—	(3,601)	207	3,811
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13% PIK (LIBOR + 12% PIK) (3) due 12/31/2020	1,761	—	—	—	(250)	—	—
Subtotal Southeast	$12,623	$3,300	$(60)	$—	$(3,850)	$494	$7,051

Southwest
—7.78% of net asset value
OEM Group, LLC - Senior secured term loan 11.1% (LIBOR+9.5%) cash due 2/15/2019	$18,703	$—	$—	$—	$—	$1,977	$18,703
OEM Group, LLC - Senior secured revolving term loan 11.1% (LIBOR+9.5%) cash due 2/15/2019	8,060	2,880	(850)	—	15	788	8,060
Subtotal Southwest	$26,763	$2,880	$(850)	$—	$15	$2,765	$26,763

Subtotal first lien senior secured debt	$48,800	$6,875	$(1,655)	$—	$(5,574)	$5,910	$39,410

Second lien debt
—1.57% of net asset value
Southeast

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2017
—1.57% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$659	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$659	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$659	$5,415

Equity Investments
—8.99% of net asset value
Northeast
—2.03% of net asset value
Tri Starr Management Services, Inc. (7)	0.72	$—	$—	$—	$2,532	$350	$6,967
Subtotal Northeast		$—	$—	$—	$2,532	$350	$6,967

Southeast
—3.81% of net asset value
Copperweld Bimetallics, LLC (6)	677	$—	$—	$—	$535	$—	$3,920
Copperweld Bimetallics, LLC (7)	609,230	—	—	—	(911)	—	9,192
Loadmaster Derrick & Equipment, Inc. (6)	12,131	—	—	—	(0)	—	—
Loadmaster Derrick & Equipment, Inc. (7)	2,956	—	—	—	0	—	—
Subtotal Southeast		$—	$—	$—	$(376)	$—	$13,112

Southwest
—3.15% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(205)	$—	$10,841
Subtotal Southwest		$—	$—	$—	$(205)	$—	$10,841

Subtotal equity investments		$—	$—	$—	$1,951	$350	$30,920

Investments in funds
—19.01% of net asset value
Northeast
—19.01% of net asset value
THL Credit Logan JV LLC (4) (8)		$8,000		$46	$(2,327)	$9,254	$65,410
Subtotal investments in funds		$8,000		$46	$(2,327)	$9,254	$65,410

Total Control Investments - Majority Owned		$14,875	$(1,655)	$46	$(5,950)	$16,173	$141,155

Control Investments - Less Than Majority Owned
—5.11% of net asset value
First lien senior secured debt
—0.00% of net asset value
Northeast
—0.00% of net asset value
Thibaut, Inc - 14.0% cash	$—	$—	$(6,391)	$—	$(42)	$928	$—
Subtotal Northeast	$—	$—	$(6,391)	$—	$(42)	$928	$—

Subtotal first lien senior secured debt	$—	$—	$(6,391)	$—	$(42)	$928	$—

Equity Investments
—5.11% of net asset value
Northeast
—0.00% of net asset value
Thibaut, Inc (5) (6)	—	$—	$(6,092)	$1,363	$(927)	$26	$—
Thibaut, Inc (7)	—	—	(3,113)	3,173	(1,472)	—	—
Subtotal Northeast		$—	$(9,205)	$4,536	$(2,399)	$26	$—

Northwest

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2017
—5.11% of net asset value
C&K Market, Inc. (7)	1,992,365	$—	$—	$—	$(4,863)	$4,274	$7,619
C&K Market, Inc. due 7/1/2024 (6)	1,992,365	—	—	—	—	—	9,962
Subtotal Northwest		$—	$—	$—	$(4,863)	$4,274	$17,581

Subtotal equity investments		$—	$(9,205)	$4,536	$(7,262)	$4,300	$17,581

Total Control Investments - Less Than Majority Owned		$—	$(15,596)	$4,536	$(7,304)	$5,228	$17,581

Total Control Investments		$14,875	$(17,251)	$4,582	$(13,253)	$21,401	$158,736

Non-controlled, affiliated Investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (9)		$—	$—	$—	$—	$(12)	$1
THL Credit Greenway Fund II LLC (4) (9)		—	—	—	—	1,101	$3
Subtotal Northeast		$—	$—	$—	$—	$1,089	$4

Subtotal investments in funds		$—	$—	$—	$—	$1,089	$4

Total Affiliate Investments		$—	$—	$—	$—	$1,089	$4

Total Control and Affiliate Investments— 46.14% of net asset value		$14,875	$(17,251)	$4,582	$(13,253)	$22,490	$158,740

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2017. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2017. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of December 31, 2017, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.57%, 1.62%, 1.69% and 1.84%, respectively. As of December 31, 2017, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.41%, 1.46%, 1.52% and 1.72%, respectively.

(3)	Loan was on non-accrual as of December 31, 2017.
(4)	Investment is measured at fair value using net asset value.
(5)	Part of the Company’s preferred stock was income-producing with a stated rate of 3% due on a quarterly basis.
(6)	Preferred Stock.
(7)	Common stock and member interest.
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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our assessment, management determined that our internal control over financial reporting was effective as of December 31, 2017.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2018 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2018 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 197

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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference from Appendix A to the Registrant’s Proxy Statement, filed on April 24, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

3.4	Amendment to Bylaws (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on June 15, 2015).

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

10.3	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4

Administration Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.5	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.6

License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.7

Amended and Restated Senior Secured Term Loan Credit Agreement dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.9

Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 15, 2017, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Borrower. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.10

THL Credit Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between THL Credit, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014)

11	Computation of Per Share Earnings (included in the notes to the financial statements contained in this report)

14

Code of Ethics (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P. —Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit AIM Media Holdings, Inc.—Delaware

THL Credit YP Holdings, Inc.—Delaware

THL Credit OEMG Investor, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Financial Statements of THL Credit Logan JV LLC as of and for the year ended December 31, 2017 (audited)*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2018	By:	/s/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2018	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Director and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2018	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 6, 2018	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: March 6, 2018	By:	/S/ DAVID K. DOWNES
David K. Downes Director
Date: March 6, 2018	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: March 6, 2018	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: March 6, 2018	By:	/S/ JAMES D. KERN
James D. Kern Director