Form 10-Q
period 2018-03-31
THL Credit, Inc.
filed 2018-05-02
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at May 2, 2018 was 32,673,590.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2018

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2018	December 31, 2017
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $458,539 and $484,816, respectively)	$433,995	$449,951
Controlled investments (cost of $163,016 and $155,547, respectively)	165,885	158,736
Non-controlled, affiliated investments (cost of $4 and $4, respectively)	4	4
Cash	3,250	3,617
Escrow receivable	8,042	—
Interest, dividends, and fees receivable	6,573	7,835
Deferred financing costs	2,746	2,890
Deferred tax assets	2,120	2,661
Prepaid expenses and other assets	1,397	1,583
Due from affiliate	346	407
Total assets	$624,358	$627,684
Liabilities:
Loans payable ($168,757 and $167,317 face amounts, respectively, reported net of deferred financing costs of $0 and $0, respectively. See Note 7)	$168,757	$167,317
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $2,820 and $2,985, respectively. See Note 7)	107,179	107,015
Accrued expenses and other payables	1,379	2,829
Base management fees payable	2,319	2,556
Deferred tax liability	1,809	2,336
Accrued incentive fees	972	972
Accrued interest and fees	364	551
Other deferred liabilities	31	79
Total liabilities	282,810	283,655
Commitments and contingencies (Note 9)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,674 and 32,674 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	33	33
Paid-in capital in excess of par	434,095	434,197
Net unrealized depreciation on investments, net of provision for taxes of $1,809 and $1,511, respectively	(23,782)	(34,660)
Net unrealized depreciation on interest rate derivative	—	—
Accumulated net realized losses	(80,355)	(67,393)
Accumulated undistributed net investment income	11,101	11,150
Total net assets attributable to THL Credit, Inc.	341,092	343,327
Net assets attributable to non-controlling interest	456	702
Total net assets	$341,548	$344,029
Total liabilities and net assets	$624,358	$627,684
Net asset value per share attributable to THL Credit, Inc.	$10.44	$10.51

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2018	2017
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$12,206	$13,932
Other income	119	466
From non-controlled, affiliated investments:
Other income	255	255
From controlled investments:
Interest income	1,404	1,879
Dividend income	2,613	3,131
Other income	91	141
Total investment income	16,688	19,804
Expenses:
Interest and fees on borrowings	3,566	3,872
Base management fees	2,319	2,555
Incentive fees	—	1,314
Administrator expenses	591	827
Other general and administrative expenses	422	506
Amortization of deferred financing costs	308	400
Professional fees	337	275
Directors' fees	194	181
Total expenses	7,737	9,930
Income tax provision, excise and other taxes	124	188
Net investment income	8,827	9,686
Realized Gain (Loss) and Change in Unrealized Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(13,212)	(865)
Controlled investments	96	—
Foreign currency transactions	(1)	(74)
Net realized loss on investments	(13,117)	(939)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	10,571	(3,307)
Controlled investments	(321)	(477)
Translation of assets and liabilities in foreign currencies	660	74
Net change in unrealized appreciation (depreciation) on investments	10,910	(3,710)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(247)	60
Net realized and unrealized loss from investments	(2,454)	(4,589)
(Provision) benefit for taxes on unrealized gain on investments	(32)	153
(Provision) benefit for taxes on realized and unrealized gain on investments	(32)	153
Interest rate derivative periodic interest payments, net	—	(33)
Net change in unrealized appreciation on interest rate derivative	—	36
Net (decrease) increase in net assets resulting from operations	$6,341	$5,253
Net investment income per common share:
Basic and diluted	$0.27	$0.29
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.19	$0.16
Dividends declared and paid	$0.27	$0.27
Weighted average shares of common stock outstanding:
Basic and diluted	32,674	32,925

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2018	2017
Increase in net assets from operations:
Net investment income	$8,827	$9,686
Net realized loss on investments	(13,117)	(939)
Net change in unrealized appreciation (depreciation) on investments	10,910	(3,710)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(247)	60
(Provision) benefit for taxes on unrealized gain (loss) on investments	(32)	153
Interest rate derivative periodic interest payments, net	—	(33)
Net change in unrealized appreciation on interest rate derivative	—	36
Net increase in net assets resulting from operations	6,341	5,253
Distributions to stockholders:
Distributions to stockholders from net investment income	(8,822)	(8,904)
Total distributions to stockholders	(8,822)	(8,904)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	—	3
Net increase in net assets from capital share transactions	—	3
Total decrease in net assets	(2,481)	(3,648)
Net assets at beginning of period	344,029	389,820
Net assets at end of period	$341,548	$386,172
Common shares outstanding at end of period	32,674	32,926
Capital share activity:
Shares issued from reinvestment of dividend	—	0.3

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,341	$5,253
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(10,662)	3,724
Net change in unrealized appreciation on interest rate derivative	—	(37)
Net realized loss on investments	13,235	1,454
Net realized loss (gain) on foreign exchange currency transactions	1	(74)
Increase in investments due to PIK	(211)	(868)
Amortization of deferred financing costs	308	400
Accretion of discounts on investments and other fees	(674)	(1,154)
Changes in operating assets and liabilities:
Purchases of investments	(11,992)	(38,688)
Proceeds from sale and paydown of investments	10,411	11,752
Decrease (increase) in interest, dividends and fees receivable	1,262	(436)
Decrease in due from affiliate	61	89
Increase in prepaid expenses and other assets	(18)	(22)
Decrease (increase) in deferred tax asset	541	(413)
Increase in accrued expenses and other payables	(1,214)	21
(Decrease) increase in accrued credit facility fees and interest	(187)	24
(Decrease) increase in deferred tax liability	(527)	214
Decrease in base management fees payable	(237)	(53)
Decrease in other deferred liabilities	(48)	(92)
Decrease in accrued incentive fees payable, net	—	(935)
Net cash provided by (used in) operating activities	6,390	(19,841)
Cash flows from financing activities:
Borrowings under credit facility	13,500	39,360
Repayments under credit facility	(11,400)	(14,500)
Issuance of shares of common stock from dividend reinvestment	—	3
Distributions paid to stockholders	(8,822)	(8,904)
Financing and offering costs paid	(35)	—
Net cash (used in) provided by financing activities	(6,757)	15,959
Net decrease in cash	(367)	(3,882)
Cash, beginning of period	3,617	6,376
Cash, end of period	$3,250	$2,494
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	3,486	3,403
Income taxes paid	—	2
PIK income earned	209	918

Non-cash Operating Activities:

For the three months ended March 31, 2018 and 2017, 0 shares and 0.3 shares of common stock were issued in connection with dividend reinvestments of $0 and $3, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
— 127.07% of net asset value
First lien senior secured debt
—102.93% of net asset value
Canada
—6.86% of net asset value
Fairstone Financial Inc. (7)(17)(26)	Financial services	12.6% (CDOR + 11%)	3/31/2017	3/31/2023	$23,269	$22,120	$23,386
				Subtotal Canada	$23,269	$22,120	$23,386
Midwest
—11.70% of net asset value
BeneSys Inc.	Business services	12.2% (LIBOR + 10.3%)	3/31/2014	3/31/2019	$10,741	$10,701	$10,741
BeneSys Inc. (9)	Business services	12.2% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	434	436
Hansons Window & Construction, Inc.	IT services	8.8% (LIBOR + 6.5%)	10/19/2017	10/19/2022	2,628	2,586	2,601
Hansons Window & Construction, Inc. (9)	IT services	8.8% (LIBOR + 6.5%)	10/19/2017	10/19/2022	72	67	72
Home Partners of America, Inc. (17)	Consumer products and services	8.9% (LIBOR + 7%)	10/13/2016	10/13/2022	13,669	13,462	13,805
Matilda Jane Holdings, Inc.	Consumer products and services	10.4% (LIBOR + 8.5%)	5/1/2017	5/1/2022	12,548	12,317	12,297
				Subtotal midwest	$40,094	$39,567	$39,952
Northeast
—28.04% of net asset value
Alex Toys, LLC	Consumer products and services	13.1% (LIBOR + 10.8%)	6/30/2014	8/15/2019	24,505	24,326	24,504
Anexinet Corp.	IT services	8.4% (LIBOR + 6.5%)	7/28/2017	7/28/2022	17,191	16,892	17,019
Constructive Media, LLC	Media, entertainment and leisure	12% (LIBOR + 10%)	11/23/2015	11/23/2020	11,243	11,121	10,681
Dodge Data & Analytics LLC	IT services	10.5% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,521	10,452	10,521
HealthDrive Corporation	Healthcare	9.9% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,875	9,748	9,776
HealthDrive Corporation (9)	Healthcare	9.9% (LIBOR + 8.1%)	11/21/2016	11/21/2021	1,750	1,725	1,750
smarTours, LLC	Consumer products and services	8.5% (LIBOR + 6.8%)	10/31/2017	10/31/2022	6,447	6,329	6,399
smarTours, LLC (9)(10)	Consumer products and services	8.5% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(14)	—
The John Gore Organization, Inc.	Media, entertainment and leisure	8.8% (LIBOR + 6.5%)	8/8/2013	6/28/2021	13,646	13,480	13,783
The John Gore Organization, Inc. (9) (10)	Media, entertainment and leisure	8.8% (LIBOR + 6.5%)	8/8/2013	6/28/2021	—	(10)	—
Women's Health USA	Healthcare	8.4% (LIBOR + 6.6%) (8)	8/8/2017	8/8/2022	1,399	1,378	1,385
				Subtotal northeast	$96,577	$95,427	$95,818

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southeast
—10.62% of net asset value
Sciens Building Solutions, LLC	Business services	9.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	$9,625	$9,471	$9,529
Sciens Building Solutions, LLC (9)	Business services	9.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	416	375	416
Virtus Pharmaceuticals, LLC	Healthcare	11.1% (8)	7/17/2014	7/17/2019	24,013	23,833	23,773
Whitney, Bradley & Brown, Inc.	Business services	10.9% (LIBOR + 9%)	10/18/2017	10/18/2022	2,488	2,442	2,488
Whitney, Bradley & Brown, Inc. (9)	Business services	10.9% (LIBOR + 9%)	10/18/2017	10/18/2022	63	59	63
				Subtotal southeast	$36,605	$36,180	$36,269
Southwest
—39.51% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.4% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$10,793	$10,793	$10,658
Charming Charlie LLC (29)	Retail & grocery	2.9% (LIBOR + 1%)	12/18/2013	12/24/2019	17,893	5,382	15,566
Charming Charlie LLC (22) (29)	Retail & grocery	2.9% (LIBOR + 1%)	12/18/2013	12/24/2019	33,834	10,178	-
Charming Charlie LLC (29)	Retail & grocery	6.4% (LIBOR + 4.5%)	12/14/2017	6/8/2018	4,474	4,474	4,474
Charming Charlie LLC (29)	Retail & grocery	6.4% (LIBOR + 4.5%)	12/14/2017	6/8/2018	3,578	3,578	3,578
Hart InterCivic, Inc.	IT services	12.8% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,427	25,856
Holland Intermediate Acquisition Corp.	Energy / utilities	11.3% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,863	20,567
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.3% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products and services	12% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,429	23,897
LAI International, Inc.	Industrials and manufacturing	10.5% (8)	10/22/2014	10/22/2019	21,775	21,611	21,775
LAI International, Inc. (9)	Industrials and manufacturing	8.5% (8)	10/22/2014	10/22/2019	4,474	4,474	4,474
LAI International, Inc. (9)	Industrials and manufacturing	12.3% (8)	4/24/2017	10/22/2019	4,113	4,063	4,113
				Subtotal southwest	$173,050	$136,272	$134,958
West
—6.20% of net asset value
It's Just Lunch International LLC	Media, entertainment and leisure	10.4% (LIBOR + 8.5%)	7/28/2016	7/28/2021	$5,500	$5,426	$5,500
MeriCal, LLC	Consumer products and services	10.7% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,672	15,387	15,672
				Subtotal west	$21,172	$20,813	$21,172

			Subtotal first lien senior secured debt		$390,767	$350,379	$351,555

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Second lien debt
—8.04% of net asset value
Northeast
—3.92% of net asset value
Merchants Capital Access, LLC (17)	Financial services	12.8% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,500	$12,370	$12,250
Specialty Brands Holdings, LLC (22)	Restaurants	10.6% (LIBOR + 8.8%)(7.8% Cash + 1.0% PIK)(11)	7/16/2013	12/1/2017	22,300	21,462	1,115
				Subtotal northeast	$34,800	$33,832	$13,365
Southeast
—2.67% of net asset value
MB Medical Operations LLC	Healthcare	10.9% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,131	$8,992	$9,131
				Subtotal southeast	$9,131	$8,992	$9,131
West
—1.45% of net asset value
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2022	$5,165	$5,165	$4,959
				Subtotal west	$5,165	$5,165	$4,959

			Subtotal second lien debt		$49,096	$47,989	$27,455

Subordinated debt
—5.62% of net asset value
Southeast
—1.98% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	6/30/2018	9,007	9,007	6,756
			Subtotal southeast		$9,007	$9,007	$6,756
Northwest
—3.64% of net asset value
A10 Capital, LLC (9)(17)	Financial services	12.5%	8/25/2014	2/25/2021	$12,302	$12,236	$12,425
				Subtotal northwest	$12,302	$12,236	$12,425

			Subtotal subordinated debt		$21,309	$21,243	$19,181

Equity investments
—6.04% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Midwest
—0.17% of net asset value
Hostway Corporation (21)	IT services		12/27/2013	12/13/2020	20,000	$200	$—
Hostway Corporation (20)	IT services		12/27/2013		1,800	1,800	196
Matilda Jane Holdings, Inc. (13)(20)	Consumer products and services		5/1/2017		488,896	489	376
			Subtotal midwest			$2,489	$572
Northeast
—0.99% of net asset value
Alex Toys, LLC (12)(13)(15)(21)	Consumer products and services		5/22/2015		153.85	1,000	—
Alex Toys, LLC (12)(13)(15)(20)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Constructive Media, LLC (12)(21)	Media, entertainment and leisure		11/23/2015		750,000	750	5
SPST Holdings, LLC (12)(21)	Consumer products and services		10/31/2017		215,827	216	231
Wheels Up Partners, LLC (12)(15)(21)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$3,854	$3,360
Northwest
—4.11% of net asset value
A10 Capital, LLC (12)(14)(17)(20)	Financial services		8/25/2014	2/25/2021	4,019.61	$13,977	$14,043
			Subtotal northwest			$13,977	$14,043
Southeast
—0.24% of net asset value
Firebirds International, LLC (12)(21)	Restaurants		5/17/2011		1,906	$191	$382
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		231.82	244	390
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		589.76	590	59
			Subtotal southeast			$1,152	$831
Southwest
—0.32% of net asset value
Allied Wireline Services, LLC (12)(15)(21)	Energy / utilities		2/28/2014		618,867.92	$619	$117
Dimont & Associates, Inc. (21)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (21)	Consumer products and services		4/30/2014		1,902.04	1,716	795
Sciens Building Solutions, LLC (12)(20)	Business services		7/12/2017		170.39	170	178
			Subtotal southwest			$2,634	$1,090

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—0.21% of net asset value
MeriCal, LLC (12)(13)(21)	Consumer products and services		9/30/2016	9/30/2021	5,124.30	$10	$154
MeriCal, LLC (12)(13)(20)	Consumer products and services		9/30/2016		500.29	505	563
			Subtotal west			$515	$717

				Subtotal equity		$24,621	$20,613

Warrants
—0.03% of net asset value
Southwest
—0.03% of net asset value
Allied Wireline Services, LLC (15)	Energy / utilities		2/28/2014		501,159.24	$175	$95
				Subtotal southwest		$175	$95

				Subtotal warrants		$175	$95

Investment in payment rights
—3.26% of net asset value
Northeast
—3.26% of net asset value
Duff & Phelps Corporation (16)(17)	Financial services	14.4% (8)	6/1/2012			$10,348	$11,149
				Subtotal northeast		$10,348	$11,149

			Subtotal investment in payment rights			$10,348	$11,149

Investments in funds
—1.16% of net asset value
Midwest
—0.82% of net asset value
Freeport Financial SBIC Fund LP (17)(27)	Financial services		6/14/2013			$2,957	$2,796
				Subtotal midwest		$2,957	$2,796
West

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—0.34% of net asset value
Gryphon Partners 3.5, L.P. (17)(27)	Financial services		11/20/2012			$827	$1,151
				Subtotal west		$827	$1,151

			Subtotal investments in funds			$3,784	$3,947

Total non-controlled/non-affiliated investments
—127.07% of net asset value						$458,539	$433,995

Controlled investments
—48.57% of net asset value

First lien senior secured debt
—11.89% of net asset value
Northeast
—1.73% of net asset value
Tri Starr Management Services, Inc. (18)(23)	Business services	8.5% (ABR + 3.8%)	7/22/2016	9/30/2018	$46	$46	$46
Tri Starr Management Services, Inc. (18)(24)	Business services	6.6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	648	669
Tri Starr Management Services, Inc. (18)	Business services	6.6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	280	291
Tri Starr Management Services, Inc. (18)	Business services	6.6% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,449	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,613	1,499	1,613
Tri Starr Management Services, Inc. (18)(22)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,076	320	753
Tri Starr Management Services, Inc. (18)(22)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,282	1,062	—
				Subtotal northeast	$9,522	$6,304	$5,917
Southeast
—2.09% of net asset value
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	11.9% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$8,078	$7,307	$3,837
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	13.7% (LIBOR+ 12% PIK)	7/1/2016	12/31/2020	1,824	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	12.6% (LIBOR + 10.3%)	1/17/2017	12/31/2020	3,300	3,300	3,300
				Subtotal southeast	$13,202	$11,660	$7,137
Southwest
—8.07% of net asset value
OEM Group, LLC (18)	Industrials and manufacturing	11.4% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
OEM Group, LLC (18)	Industrials and manufacturing	11.4% (LIBOR + 9.5%)	3/16/2016	2/15/2019	8,845	8,833	8,845
				Subtotal southwest	$27,548	$27,536	$27,548

			Subtotal first lien senior secured debt		$50,272	$45,500	$40,602

Second lien debt
—1.59% of net asset value
Southeast
—1.59% of net asset value
Copperweld Bimetallics LLC (18)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—13.87% of net asset value
Northeast
—2.63% of net asset value
Tri Starr Management Services, Inc. (18)(21)	Business services		7/22/2016		0.720	3,136	9,009
				Subtotal northeast		$3,136	$9,009
Northwest
—5.15% of net asset value
C&K Market, Inc. (18)(21)	Retail & grocery		11/3/2010		1,992,365	$2,270	$7,617
C&K Market, Inc. (18)(20)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal northwest		$13,226	$17,579
Southeast
—4.03% of net asset value
Copperweld Bimetallics LLC (18)(20)(28)	Industrials and manufacturing		10/5/2016		676.93	$3,385	$3,920
Copperweld Bimetallics LLC (18)(21)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	9,843
Loadmaster Derrick & Equipment, Inc. (18)(20)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (18)(21)	Energy / utilities		12/21/2016		2,955.600	—	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal southeast		$13,449	$13,763
Southwest
—2.06% of net asset value
OEM Group, LLC (12)(13)(18)(20)(25)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$7,028
				Subtotal southwest		$8,890	$7,028

				Subtotal equity		$38,701	$47,379
Investments in funds
—21.22% of net asset value
Northeast
—21.22% of net asset value
THL Credit Logan JV LLC (12)(17)(18)(19)(21)(27)	Investment funds and vehicles		12/3/2014		—	$73,400	$72,489
				Subtotal northeast		73,400	72,489

			Subtotal investments in funds			$73,400	$72,489
Total controlled investments
—48.57% of net asset value						$163,016	$165,885

Non-controlled/affiliated investments
—0.00% of net asset value

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(17)(21)(27)	Investment funds and vehicles		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(17)(21)(27)	Investment funds and vehicles		3/1/2013			3	3
				Subtotal northeast		$4	$4

			Subtotal investments in funds			$4	$4

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Total non-controlled/affiliated investments
—0.00% of net asset value						$4	$4

Total investments—175.64% of net asset value						$621,559	$599,884

(1)	All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.
(2)	All investments are pledged as collateral under the Revolving Facility and Term Loan Facility.
(3)

As of March 31, 2018, 26.0% and 27.3% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of March 31, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.88%, 2.00%, 2.31% and 2.45%, respectively. As of March 31, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.63%, 1.67%, 1.73% and 1.89%, respectively.

(5)	Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 13.0% cash and 2% PIK due on a monthly basis.
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of March 31, 2018.
(17)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(18)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended March 31, 2018 in which the issuer was a portfolio company that the Company is deemed to control.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2018

(dollar amounts in thousands)

(unaudited)

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

(20)	Preferred stock
(21)	Common stock and member interest.
(22)	Loan was on non-accrual as of March 31, 2018.
(23)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(24)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(25)	Includes $577 of cost and $456 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of March 31, 2018.
(26)	Canadian denominated investment with a par and fair market value of CAD $30,000 and CAD $30,150, respectively.
(27)	Investment is measured at fair value using net asset value.
(28)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
(29)

During bankruptcy proceedings, the Company provided debtor-in-possession, or DIP, term loan and delayed draw facilities with commitments totaling $8,946, with $8,051 funded as of March 31, 2018. On January 11, 2018, as part of the initial restructuring of the business, the Company converted principal of $17,893 of the $51,868 existing term loan, or Pre-petition Term Loan, into a new term loan, or DIP Roll-up Term Loan. The principal amount of the DIP Roll-up Term Loan was determined based upon the $8,946 of commitments of the two DIP facilities outstanding at the time of the restructuring calculated on a two-to-one basis. As a result of this restructuring, we determined that an extinguishment of the Pre-petition Term Loan had occurred, determined the fair market value of the Pre-petition Term Loan at the time of restructuring and allocated it ratably amongst the Pre-petition Term Loan and the DIP Roll-up Term Loan based upon the par amounts outstanding and reflected this as the new cost basis of both securities, and recognized a realized loss of $8,369. This realized loss was offset by a reversal of unrealized depreciation in the same amount.

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
First lien senior secured debt
—106.88% of net asset value
Canada
—6.92% of net asset value
Fairstone Financial Inc. (7)(17)(26)	Financial services	12.3% (CDOR + 11.0%)	3/31/2017	3/31/2023	$23,943	$22,101	$23,824
			Subtotal Canada		$23,943	$22,101	$23,824
Midwest
—11.55% of net asset value
BeneSys Inc.	Business services	11.9% (LIBOR + 10.3%)	3/31/2014	3/31/2019	$10,798	$10,747	$10,798
BeneSys Inc. (9)	Business services	11.9% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	433	436
Hansons Window & Construction, Inc.	IT services	8.2% (LIBOR + 6.5%)	10/19/2017	10/19/2022	2,494	2,452	2,452
Hansons Window & Construction, Inc. (9)	IT services	8.2% (LIBOR + 6.5%)	10/19/2017	10/19/2022	56	51	56
Home Partners of America, Inc. (17)	Consumer services	8.5% (LIBOR + 7%)	10/13/2016	10/13/2022	13,669	13,450	13,806
Matilda Jane Holdings, Inc.	Consumer products	10.1% (LIBOR + 8.5%)	5/1/2017	5/1/2022	12,548	12,303	12,172
			Subtotal midwest		$40,001	$39,436	$39,720
Northeast
—31.81% of net asset value
Aerogroup International Inc.	Consumer products	10.2% (LIBOR + 8.5%)	6/9/2014	12/9/2019	$13,170	$13,071	$13,169
Alex Toys, LLC	Consumer products	11.7% (LIBOR + 10%)	6/30/2014	8/15/2019	24,815	24,610	24,815
Anexinet Corp.	IT services	8.1% (LIBOR + 6.5%)	7/28/2017	7/28/2022	17,391	17,072	17,130
Constructive Media, LLC	Media, entertainment and leisure	11.6% (LIBOR + 10%)	11/23/2015	11/23/2020	11,708	11,570	10,888
Dodge Data & Analytics LLC	IT services	10.1% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,521	10,441	10,469
Duff & Phelps Corporation (8)	Financial services	4.9% (LIBOR + 3.3%)	5/15/2013	4/23/2020	250	253	251
HealthDrive Corporation	Healthcare	9.6% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,900	9,764	9,801
HealthDrive Corporation (9)	Healthcare	9.6% (LIBOR + 8.1%)	11/21/2016	11/21/2021	1,150	1,123	1,150
SPST Holdings, LLC	Consumer products	8.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	6,529	6,403	6,402
SPST Holdings, LLC (9)(10)	Consumer products	8.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	-	(15)	-
The John Gore Organization, Inc.	Media, entertainment and leisure	8.7% (LIBOR + 7%)	8/8/2013	6/28/2021	13,831	13,649	13,969
The John Gore Organization, Inc. (9) (10)	Media, entertainment and leisure	8.7% (LIBOR + 7%)	8/8/2013	6/28/2021	—	(10)	—
Women's Health USA	Healthcare	8.1% (LIBOR + 6.6%) (8)	8/8/2017	8/8/2022	1,403	1,380	1,389
				Subtotal northeast	$110,668	$109,311	$109,433
Southeast
—12.23% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Sciens Building Solutions, LLC	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	$9,687	$9,522	$9,590
Sciens Building Solutions, LLC (9)	Business services	8.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	501	458	501
Togetherwork Holdings, LLC (9)	Business services	8.6% (LIBOR + 7.3%)	4/18/2017	12/2/2020	232	226	232
Togetherwork Holdings, LLC	Business services	8.6% (LIBOR + 7.3%)	4/18/2017	12/2/2020	5,418	5,333	5,472
Virtus Pharmaceuticals, LLC	Healthcare	11.5% (8)	7/17/2014	7/17/2019	24,013	23,799	23,773
Whitney, Bradley & Brown, Inc.	Business services	10.6% (LIBOR + 9%)	10/18/2017	10/18/2022	2,494	2,446	2,446
Whitney, Bradley & Brown, Inc. (9)	Business services	10.6% (LIBOR + 9%)	10/18/2017	10/18/2022	50	47	50
				Subtotal southeast	$42,395	$41,831	$42,064
Southwest
—38.21% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.1% (LIBOR + 9.5%) (5.5% Cash and 5.5% PIK) (11)	2/28/2014	2/28/2019	$10,793	$10,793	$10,631
Charming Charlie, LLC. (22)	Retail & grocery	9.3% (LIBOR + 9.0%) (8.0% Cash + 1.0% PIK)	12/18/2013	6/8/2018	51,868	23,929	15,560
Charming Charlie, LLC.	Retail & grocery	8.0% (ABR+3.5%)	12/14/2017	6/8/2018	4,474	4,474	4,474
Hart InterCivic, Inc.	IT services	12.2% (LIBOR + 10.5%)	3/31/2016	3/31/2019	25,600	25,385	25,856
Holland Intermediate Acquisition Corp.	Energy / utilities	10.7% (LIBOR + 9%)	5/29/2013	5/29/2018	21,880	21,837	20,567
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	10.7% (LIBOR + 9%)	5/29/2013	5/29/2018	—	—	—
Igloo Products Corp.	Consumer products	11.8% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,403	23,897
LAI International, Inc.	Industrials and manufacturing	10.4% (8)	10/22/2014	10/22/2019	21,812	21,621	21,812
LAI International, Inc. (9)	Industrials and manufacturing	8.5% (8)	10/22/2014	10/22/2019	4,483	4,483	4,483
LAI International, Inc. (9)	Industrials and manufacturing	10.3% (8)	4/24/2017	10/22/2019	4,166	4,108	4,166
				Subtotal southwest	$169,712	$141,033	$131,446
West
—6.16% of net asset value
It's Just Lunch International LLC	Media, entertainment and leisure	10.1% (LIBOR + 8.5%)	7/28/2016	7/28/2021	$5,500	$5,421	$5,500
MeriCal, LLC	Consumer products	10.4% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,700	15,395	15,700
				Subtotal west	$21,200	$20,816	$21,200

			Subtotal first lien senior secured debt		$407,919	$374,528	$367,687

Second lien debt
—7.95% of net asset value
Northeast
—3.85% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Merchants Capital Access, LLC (17)	Financial services	12.2% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,500	$12,360	$12,125
Specialty Brands Holdings, LLC (22)	Restaurants	10.3% (LIBOR + 8.8%)(78.8% Cash + 1.0% PIK)(11)	7/16/2013	12/1/2017	22,244	21,462	1,112
				Subtotal northeast	$34,744	$33,822	$13,237
Southeast
—2.66% of net asset value
MB Medical Operations LLC	Healthcare	10.6% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,131	$8,984	$9,154
				Subtotal southeast	$9,131	$8,984	$9,154
West
—1.44% of net asset value
Gold, Inc.	Consumer products	10.0%	12/31/2012	6/30/2022	$5,165	$5,165	$4,959
				Subtotal west	$5,165	$5,165	$4,959

			Subtotal second lien debt		$49,040	$47,971	$27,350

Subordinated debt
—5.55% of net asset value
Northeast
—1.94% of net asset value
Aerogroup International Inc. (22)	Consumer products	12.0% PIK	8/5/2015	3/9/2020	348	328	—
Aerogroup International Inc. (22)	Consumer products	10.0% PIK (11)	1/27/2016	3/9/2020	925	881	—
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash and 4.5% PIK) (11)	4/30/2012	6/30/2018	8,906	8,906	6,680
			Subtotal northeast		$10,179	$10,115	$6,680
Northwest
—3.61% of net asset value
A10 Capital, LLC (9)(17)	Financial services	12.5%	8/25/2014	2/25/2021	$12,302	$12,231	$12,425
				Subtotal northwest	$12,302	$12,231	$12,425

			Subtotal subordinated debt		$22,481	$22,346	$19,105

Equity investments
—6.01% of net asset value
Midwest
—0.17% of net asset value
Hostway Corporation (21)	IT services		12/27/2013	12/13/2020	20,000	$1,800	$-
Hostway Corporation (20)	IT services		12/27/2013		1,800	200	196

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Matilda Jane Holdings, Inc. (13)(20)	Consumer products		5/1/2017		488,896	489	376
			Subtotal midwest			$2,489	$572
Northeast
—0.98% of net asset value
Aerogroup International Inc. (21)	Consumer products		6/9/2014		253,616	$11	—
Aerogroup International Inc. (20)	Consumer products		6/9/2014		28,180	1,108	—
Alex Toys, LLC (12)(13)(15)(21)	Consumer products		5/22/2015		153.85	1,000	-
Alex Toys, LLC (12)(13)(15)(20)	Consumer products		6/22/2016	6/12/2021	121.18	888	-
Constructive Media, LLC (12)(21)	Media, entertainment and leisure		11/23/2015		750,000	750	5
SPST Holdings, LLC (12)(21)	Consumer products		10/31/2017		215,827	216	231
Wheels Up Partners, LLC (12)(15)(21)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,973	$3,360
Northwest
—4.06% of net asset value
A10 Capital, LLC (12)(14)(17)(20)	Financial services		8/25/2014	2/25/2021	4,019.61	$13,901	$13,973
			Subtotal northwest			$13,901	$13,973
Southeast
—0.25% of net asset value
Firebirds International, LLC (12)(21)	Restaurants		5/17/2011		1,906	$191	$431
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		231.82	244	372
Virtus Pharmaceuticals, LLC (12)(15)(21)	Healthcare		3/31/2015		589.76	590	72
			Subtotal southeast			$1,152	$875
Southwest
—0.31% of net asset value
Allied Wireline Services, LLC (12)(15)(21)	Energy / utilities		2/28/2014		618,867.92	$619	$93
Dimont & Associates, Inc. (21)	Financial services		3/14/2016		312.51	129	-
Igloo Products Corp. (21)	Consumer products		4/30/2014		1,902.04	1,716	795
Sciens Building Solutions, LLC (20)	Business services		7/12/2017		170.39	170	178
			Subtotal southwest			$2,634	$1,066
West
—0.24% of net asset value
MeriCal, LLC (12)(13)(21)	Consumer products		9/30/2016	9/30/2021	5,124.30	$10	$275
MeriCal, LLC (12)(13)(20)	Consumer products		9/30/2016		500.29	505	552
			Subtotal west			$515	$827

				Subtotal equity		$25,664	$20,673

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

Investment in payment rights
—3.27% of net asset value
Northeast
—3.27% of net asset value
Duff & Phelps Corporation (16)(17)	Financial services	16.6% (8)	6/1/2012			$10,348	$11,259
				Subtotal northeast		$10,348	$11,259

			Subtotal investment in payment rights			$10,348	$11,259

Investments in funds (17)
—1.11% of net asset value
Midwest
—0.83% of net asset value
Freeport Financial SBIC Fund LP (17)(27)	Financial services		6/14/2013			$2,957	$2,826
				Subtotal midwest		$2,957	$2,826
West
—0.28% of net asset value
Gryphon Partners 3.5, L.P. (17)(27)	Financial services		11/20/2012			$827	$976
				Subtotal west		$827	$976

			Subtotal investments in funds			$3,784	$3,802

Total non-controlled/non-affiliated investments
—130.55% of net asset value						$484,816	$449,951

Controlled investments
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—46.14% of net asset value

First lien senior secured debt
—11.46% of net asset value
Northeast
—1.63% of net asset value
Tri Starr Management Services, Inc. (18)(23)	Business services	8.3% (ABR + 3.8%)	7/22/2016	9/30/2018	46	46	46
Tri Starr Management Services, Inc. (18)(24)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	627	669
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	269	291
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,352	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,573	1,407	1,573
Tri Starr Management Services, Inc. (18)(22)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,049	320	472
Tri Starr Management Services, Inc. (18)(22)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,241	1,062	—
				Subtotal northeast	$9,414	$6,083	$5,596
Southeast
—2.05% of net asset value
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,622	$7,307	$3,811
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,761	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.9% (LIBOR+ 10.3%)	1/17/2017	12/31/2020	3,240	3,240	3,240
				Subtotal southeast	$12,623	$11,600	$7,051
Southwest
—7.78% of net asset value
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	8,060	8,045	8,060
				Subtotal southwest	$26,763	$26,748	$26,763

			Subtotal first lien senior secured debt		$48,800	$44,431	$39,410

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

(1)All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted.

(2)All investments are pledged as collateral under the Revolving Facility.

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

(5)Principal includes accumulated PIK, or paid-in-kind, interest and is net of repayments.

(6)Unless otherwise indicated, all investments are valued using significant unobservable inputs.

(7)Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.

(8)Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.

(9)Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.

(11)At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.

(12)Member interests of limited liability companies are the equity equivalents of the stock of corporations.

(13)Equity ownership may be held in shares or units of companies related to the portfolio company.

(14)Preferred stock investment return is income-producing with a stated rate of 13.0% cash and 2.0% PIK due on a monthly basis.

(15)Interest held by a substantially owned subsidiary of THL Credit, Inc.

(16)Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2017.

(17)Not a qualifying asset under Section 55(a) of the 1940 Act.

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

(20)Preferred stock.

(21)Common stock and member interest.

(22)Loan was on non-accrual as of December 31, 2017.

(23)Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.

(24)Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.

(25)	Includes $577 of cost and $703 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2017.

(26)Canadian denominated investment with a par and fair market value of CAD $30,000 and CAD $29,850, respectively.

(27)Investment is measured at fair value using net asset value.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2018

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2018.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 6, 2018. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2018 and December 31, 2017.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Revolving Facility and Term Loan Facility (as defined in Note 7 hereto) and public debt offering of Notes (as defined in Note 7 hereto). These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Revolving Facility and Notes, respectively. Under the Term Loan Facility, if there is a substantial modification of the terms of the existing agreement for each underlying lender in the lending syndicate (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment for that lender and any unamortized deferred financing costs would be expensed during that period. Any remaining unamortized deferred financing costs relating to the old arrangement along with third parties costs under the new arrangement would be amortized over the term of the new arrangement. Under the Notes Payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Any remaining unamortized deferred financing costs relating to the old arrangement along with third parties costs under the new arrangement would be amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the old arrangement is lower than the borrowing capacity of the new arrangement for each underlying lender in the lending syndicate, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement. Capitalized deferred financing costs related to the Term Loan Facility (as defined in Note 7 hereto) and Notes are presented net against the respective balances outstanding on the Consolidated Statements of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility are presented separately on the Company’s Consolidated Statements of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The net realizable value of the Company’s escrow receivable approximates fair value. The carrying amounts and fair values of the Company’s long-term obligations are disclosed in Note 7, Borrowings.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2018, the Company had loans on non-accrual status with an amortized cost basis of $41,381 and fair value of $5,705. As of March 31, 2017, the Company had loans on non-accrual status with an amortized cost basis of $13,364 and fair value of $825.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017
Accumulated PIK balance, beginning of period	$3,922	$3,086
PIK income capitalized/receivable	209	918
Accumulated PIK balance, end of period	$4,131	$4,004

Interest income from the Company’s tax receivable agreement (“TRA”) is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized are recorded as a reduction to the cost basis of the investment. The Company monitors the anticipated cash flows from its TRA and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2018 and 2017.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the dividends paid. For the three months ended March 31, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax expenses of $146 and $133, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Current income tax provision:
Current income tax benefit (provision)	$3	$(104)
Current tax provision on realized gain on investments	—	—
Deferred income tax benefit:
Deferred income tax benefit	19	49
(Provision) benefit for taxes on unrealized gain on investments	(32)	153

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2018 and December 31, 2017, $17 and $42, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2018 and December 31, 2017, $1,809 and $2,336, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2018 and December 31, 2017, $2,120 (net of $2,217 allowance) and $2,661 (net of $1,149 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$392,157	$—	$—	$392,157
Second lien debt	32,870	—	—	32,870
Subordinated debt	19,181	—	—	19,181
Equity investments	67,992	—	—	67,992
Warrants	95	—	—	95
Investment in Logan JV (1)	72,489	—	—	—
Investment in payment rights	11,149	—	—	11,149
Investments in funds (1)	3,951	—	—	—
Total investments	$599,884	$—	$—	$523,444

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$407,097	$—	$—	$407,097
Second lien debt	32,765	—	—	32,765
Subordinated debt	19,105	—	—	19,105
Equity investments	69,174	—	—	69,174
Warrants	75	—	—	75
Investment in Logan JV (1)	65,410	—	—	—
Investment in payment rights	11,259	—	—	11,259
Investments in funds (1)	3,806	—	—	—
Total investments	$608,691	$—	$—	$539,475

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$106,225	$103,652	17.28%	30.37%
Industrials and manufacturing	93,331	90,872	15.15%	26.61%
Financial services	74,964	77,200	12.87%	22.60%
Investment funds and vehicles	73,404	72,493	12.08%	21.22%
IT services	57,424	56,265	9.38%	16.47%
Healthcare	46,637	46,264	7.71%	13.55%
Retail & grocery	36,838	41,197	6.87%	12.06%
Business services	33,092	38,777	6.46%	11.35%
Energy / utilities	46,224	38,574	6.43%	11.29%
Media, entertainment and leisure	30,767	29,969	5.00%	8.77%
Transportation	1,000	3,124	0.52%	0.91%
Restaurants	21,653	1,497	0.25%	0.44%
Total Investments	$621,559	$599,884	100.00%	175.64%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$121,937	$117,149	19.25%	34.05%
Industrials and manufacturing	92,506	93,272	15.32%	27.11%
Financial services	75,111	77,663	12.76%	22.57%
Investment funds and vehicles	67,000	65,410	10.75%	19.01%
IT services	57,401	56,159	9.23%	16.32%
Healthcare	46,011	45,711	7.51%	13.29%
Business services	38,601	42,266	6.94%	12.29%
Energy / utilities	46,138	38,417	6.31%	11.17%
Retail & grocery	41,629	37,615	6.18%	10.93%
Media, entertainment and leisure	31,380	30,362	4.99%	8.83%
Transportation	1,000	3,124	0.51%	0.91%
Restaurants	21,653	1,543	0.25%	0.45%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the geographical concentration of our investment portfolio as of March 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$226,305	$211,113	35.19%	61.80%
Southwest	185,353	180,663	30.12%	52.90%
Southeast	76,010	69,355	11.56%	20.31%
Northwest	39,440	44,047	7.34%	12.90%
Midwest	45,011	43,321	7.22%	12.68%
West	27,320	27,999	4.67%	8.20%
Canada	22,120	23,386	3.90%	6.85%
Total Investments	$621,559	$599,884	100.00%	175.64%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$244,792	$221,948	36.48%	64.53%
Southwest	189,459	180,283	29.62%	52.40%
Southeast	72,451	67,579	11.10%	19.64%
Northwest	39,359	43,977	7.22%	12.78%
Midwest	44,882	43,117	7.08%	12.53%
West	27,323	27,963	4.59%	8.13%
Canada	22,101	23,824	3.91%	6.92%
Total Investments	$640,367	$608,691	100.00%	176.93%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be one to six years.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$327,937	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	57,083	Market comparable companies (market approach)	EBITDA Multiple	3.9	x	-	4.6	x	(4.2	x)
	7,137	Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.5	x	(0.4	x)
Second lien debt	26,340	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(13%)
	6,530	Market comparable companies (market approach)	EBITDA Multiple	5.4	x	-	6.0	x	(5.7	x)
Subordinated debt	12,425	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	13%		(13%)
	6,756	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	50,825	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.0	x	(5.6	x)
	14,043	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	13%		(13%)
	3,124	Market comparable companies (market approach)	Revenue Multiple	3.0	x		3.5	x	(3.3	x)
Warrants	95	Market comparable companies (market approach)	EBITDA Multiple	6.5	x	-	7.5	x	(7.0	x)
Investment in payment rights	11,149	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$523,444

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$334,483	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	72,614	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.2	x	(4.8	x)
Second lien debt	26,237	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(13%)
	6,528	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Subordinated debt	12,425	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(14%)
	6,680	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	55,201	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.0	x	(5.7	x)
	13,973	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%		-	17%		(16%)
Warrants	75	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Investment in payment rights	11,259	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$539,475

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of the tax receivable agreement (“TRA”), the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The following table rolls forward the changes in fair value during the three months ended March 31, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$—	$539,475
Purchases	5,373	—	—	—	—	—	—	5,373
Sales and repayments	(18,231)	—	—	—	—	—	—	(18,231)
Unrealized appreciation (depreciation)(1)	8,140	87	1,179	(139)	20	(110)	—	9,177
Realized (loss) gain	(10,906)	—	(1,210)	(1,119)	—	—	—	(13,235)
Net amortization of premiums, discounts and fees	644	18	6	6	—	—	—	674
PIK	40	—	101	70	—	—	—	211
Transfers between categories	—	—	—	—	—	—	—	—
Ending balance, March 31, 2018	$392,157	$32,870	$19,181	$67,992	$95	$11,149	$—	$523,444
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$6	$87	$(31)	$(1,257)	$20	$(110)	$—	$(1,285)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2017 for investments classified within Level 3:

	First lien secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases (2)	31,861	—	1,651	1,185	—	—	—	34,697
Sales and repayments (2)	(3,995)	—	—	—	—	—	(7,225)	(11,220)
Unrealized appreciation
(depreciation)(1)	(2,854)	(3,043)	(199)	806	—	(1)	1,457	(3,834)
Realized loss	—	—	—	—	—	—	(1,457)	(1,457)
Net amortization of premiums,
discounts and fees	1,012	88	42	12	—	—	—	1,154
PIK	280	386	94	108	—	—	—	868
Transfers between categories (3)	—	8,700	(8,700)	4,151	(4,151)	—	—	—
Ending balance, March 31, 2017	$397,167	$101,415	$20,980	$92,425	$—	$13,288	$—	$625,275
Net change in unrealized
appreciation from
investments still held as of
the reporting date(1)	$(2,854)	$(3,043)	$(199)	$806	$—	$(1)	$—	$(5,291)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructuring of investments.
(3)	Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2018 and 2017 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the three months ended March 31, 2018 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the three months ended March 31, 2017.

	For the three months ended March 31,
Income Statement	2018	2017
Net Sales	$138,766	$170,029
Gross Profit	32,709	43,240
Net income (loss)	(2,809)	(6,991)

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

As of March 31, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$73,400	$126,600
Perspecta Trident LLC	50,000	18,350	31,650
Total Investments	$250,000	$91,750	$158,250

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$67,000	$133,000
Perspecta Trident LLC	50,000	16,750	33,250
Total Investments	$250,000	$83,750	$166,250

As of March 31, 2018 and December 31, 2017, Logan JV had total investments at fair value of $291,199 and $250,400, respectively. As of March 31, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 126 and 110 different borrowers, respectively. As of March 31, 2018 and December 31, 2017, there were no loans on non-accrual status. As of March 31, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2,922 and $1,426, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017
First lien secured debt, at par	$274,206	$233,904
Second lien debt, at par	23,677	22,847
Total debt investments, at par	$297,883	$256,751
Weighted average yield on first lien secured loans (1)	6.6%	6.4%
Weighted average yield on second lien loans (1)	9.7%	9.3%
Weighted average yield on all loans (1)	6.8%	6.7%
Number of borrowers in Logan JV	126	110
Largest loan to a single borrower (2)	$4,988	$5,000
Total of five largest loans to borrowers (2)	$24,748	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2018 and December 31, 2017, respectively, including accretion of original issue discount and loan origination fees. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended March 31, 2018 and 2017, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,400 and $2,100, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. As of March 31, 2018 and December 31, 2017, $2,400 and $2,640, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2018, distributions declared and earned of $9,600 for the twelve months ended March 31, 2018, represented a dividend yield to the Company of 14.2% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9,300 for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested.

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc/Canada	Construction & Building	7.38% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,191	$1,159	$1,203
Parq Holdings LP	Hotel, Gaming & Leisure	9.8% (LIBOR +7.5%)	12/05/2014	12/17/2020	995	$987	$1,000
PNI Canada Acquireco Corp	High Tech Industries	8.05% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,816	$1,718	$1,811
Total Canada						$3,864	$4,014

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.95% (LIBOR +3.5%)	06/23/2015	03/21/2025	334	$336	$337
Total Cayman Islands						$336	$337

Germany
Rhodia Acetow	Construction & Building	7.95% (LIBOR +7.95%)	04/21/2017	05/31/2023	993	$980	$999
VAC Germany Holding GmbH	Metals & Mining	6.3% (LIBOR +6.302%)	02/26/2018	02/26/2025	3,000	$2,985	$3,008
Total Germany						$3,965	$4,007

Luxembourg
AMS FinCo SARL	Services: Business	7.38% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,481	$2,459	$2,503
Total Luxembourg						$2,459	$2,503

United Kingdom
EG Finco Ltd (10)	Retail	4% (LIBOR +4%)	03/23/2018	02/01/2025	2,867	$2,852	$2,863
Total United Kingdom						$2,852	$2,863

United States of America
1A Smart Start LLC	Services: Consumer	6.38% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,590	$1,585	$1,590
1A Smart Start LLC	Services: Consumer	6.63% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,444	$2,429	$2,444
A Place for Mom Inc	Services: Consumer	5.88% (LIBOR +4%)	07/28/2017	08/10/2024	3,980	$3,962	$3,992
Advanced Integration Technology LP	Aerospace & Defense	6.74% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,970	$1,954	$1,985
AgroFresh Inc.	Services: Business	6.63% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,946
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.01% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,244	$2,228	$2,266
Alpha Media LLC	Media: Broadcasting & Subscription	7.79% (LIBOR +6%)	02/24/2016	02/25/2022	3,221	$3,115	$3,108
American Sportsman Holdings Co	Retail	6.88% (LIBOR +5%)	11/22/2016	09/25/2024	3,980	$3,930	$3,948
Ansira Holdings, Inc. (3) (11)	Media: Advertising, Printing & Publishing	8.8% (LIBOR +6.5%)	12/20/2016	12/20/2022	253	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.8% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,724	$1,710	$1,715
AP Gaming I LLC	Hotel, Gaming & Leisure	6.13% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,481	$2,475	$2,518
APC Aftermarket	Automotive	6.81% (LIBOR +5%)	05/09/2017	05/10/2024	496	$488	$497
Aptean, Inc.	Services: Business	6.56% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,980	$1,963	$1,987
ATS Consolidated Inc.	Transportation: Consumer	5.4% (LIBOR +3.75%)	02/23/2018	02/23/2025	1,875	$1,866	$1,900
Avaya Inc	Telecommunications	6.54% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,608	$2,581	$2,630
Barbri Inc	Media: Diversified & Production	5.91% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.79% (LIBOR +4%)	11/17/2017	11/01/2023	2,993	$2,979	$3,008
Big Ass Fans LLC	Services: Business	6.55% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,494	$2,482	$2,518
Big River Steel LLC	Metals & Mining	7.3% (LIBOR +5%)	08/15/2017	08/23/2023	1,990	$1,972	$2,022
Birch Communications, Inc.	Telecommunications	8.96% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,270	$1,263	$1,262

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.55% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,978	$2,951	$3,007
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,975	$4,954	$4,950
Commercial Barge Line Co	Transportation: Cargo	10.63% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,350	$1,315	$809
Constellis Holdings, LLC	Aerospace & Defense	7.3% (LIBOR +5%)	04/18/2017	04/21/2024	1,985	$1,968	$2,007
ConvergeOne Holdings Corp.	Telecommunications	6.63% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,985	$1,967	$1,995
Conyers Park Parent Merger Sub Inc	Retail	5.29% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,990	$1,981	$2,010
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.3% (LIBOR +5%)	07/14/2017	03/31/2023	4,811	$4,768	$4,738
Covenant Surgical Partners Inc (5) (12)	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.75%)	09/29/2017	10/04/2024	691	$356	$363
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.45% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,302	$2,297	$2,319
CPI Acquisition, Inc.	Services: Consumer	6.36% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,090	$2,906
CryoLife Inc	Healthcare & Pharmaceuticals	6.3% (LIBOR +4%)	11/15/2017	12/02/2024	1,995	$1,986	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,935	$1,941	$1,932
Cvent, Inc.	Services: Business	5.63% (LIBOR +3.75%)	06/06/2016	11/29/2024	1,990	$1,973	$2,004
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.55% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.52% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,013
Dohmen Life Science Services (8) (10)	Healthcare & Pharmaceuticals	1% (LIBOR +4.25%)	03/09/2018	03/09/2025	544	$(3)	$(1)
Dohmen Life Science Services (10)	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/09/2018	03/05/2025	2,176	$2,165	$2,171
DXP Enterprises, Inc.	Energy: Oil & Gas	7.38% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,493	$1,479	$1,499
EnergySolutions, LLC	Environmental Industries	6.63% (LIBOR +4.75%)	03/16/2015	05/29/2020	3,727	$3,769	$3,792
Evo Payments International, LLC	Services: Business	5.88% (LIBOR +4%)	12/08/2016	12/22/2023	2,614	$2,592	$2,643
Exactech	Healthcare & Pharmaceuticals	5.74% (LIBOR +3.75%)	02/06/2018	02/14/2025	3,000	$2,985	$3,030
Fairmount Santrol Holdings Inc.	Metals & Mining	8.3% (LIBOR +6%)	10/27/2017	11/01/2022	1,988	$1,960	$2,014
Fleetpride (10)	Automotive	4.5% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,678	$1,627	$1,642
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.61% (LIBOR +4.75%)	02/17/2017	02/23/2022	2,937	$2,930	$2,974
FullBeauty Brands LP	Retail	6.63% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,919	$3,730	$2,255
Gold Standard Baking, Inc.	Wholesale	6.81% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,918	$2,910	$2,779
Golden West Packaging Group LLC	Forest Products & Paper	7.13% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,987	$4,963	$4,994
Green Plains Inc	Chemicals, Plastics & Rubber	7.38% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,421	$1,409	$1,429
Gruden Acquisition Inc.	Transportation: Cargo	7.8% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,985	$1,942	$2,011
Gulf Finance, LLC	Energy: Oil & Gas	7.56% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,941	$1,896	$1,799
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	998	$993	$1,000
Help/Systems LLC (10)	Services: Business	3.5% (LIBOR +3.5%)	03/23/2018	03/23/2025	2,000	$1,995	$2,005
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.63% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,988	$4,963	$4,975
Idera Inc	High Tech Industries	6.38% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,350	$2,329	$2,376
Impala Private Holdings II LLC	Services: Business	5.88% (LIBOR +4%)	11/10/2017	11/14/2024	1,663	$1,655	$1,672
Infoblox Inc.	High Tech Industries	6.38% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,152	$2,110	$2,188
Insurance Technologies	Banking, Finance, Insurance & Real Estate	8.07% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,361	$3,335	$3,361
Insurance Technologies (4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.77% (LIBOR +7%)	07/24/2015	07/30/2020	931	$922	$928
Kemet Corporation	High Tech Industries	7.88% (LIBOR +6%)	04/21/2017	04/26/2024	963	$937	$982
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +4.5%)	06/10/2016	06/24/2022	3,930	$3,888	$3,891
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.63% (LIBOR +2.75%)	06/13/2017	06/15/2024	757	$753	$762
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.95% (LIBOR +3.5%)	06/23/2015	03/21/2025	2,591	$2,607	$2,613
Lyons Magnus Inc	Beverage, Food & Tobacco	6.13% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,494	$2,482	$2,512
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.88% (LIBOR +6%)	03/12/2015	03/12/2021	4,164	$4,144	$4,164

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Services: Business	6.63% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,985	$1,976	$2,015
MDVIP Inc	Services: Business	6.01% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,032	$3,018	$3,055
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.02% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,772
Morphe, LLC	Consumer goods: Non-Durable	8.3% (LIBOR +6%)	02/21/2017	02/10/2023	2,864	$2,828	$2,864
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.8% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,524	$4,512	$4,479
New Insight Holdings Inc	Services: Business	7.86% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,995	$1,899	$1,986
NextCare, Inc. (7)	Healthcare & Pharmaceuticals	1% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	$(6)	$(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.63% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,412	$3,378	$3,378
Northern Star Holdings Inc. (10)	Services: Business	4.75% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,250	$4,229	$4,229
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.84% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,966	$3,000
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.92% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,370	$2,359	$2,388
Odyssey Logistics & Technology Corp	Transportation: Cargo	6.13% (LIBOR +4.25%)	10/06/2017	10/12/2024	1,995	$1,986	$2,020
OpenLink (10)	High Tech Industries	5% (LIBOR +5%)	03/02/2018	02/27/2025	2,000	$1,990	$2,009
Output Services Group Inc (10)	Services: Business	4.25% (LIBOR +4.25%)	03/26/2018	03/21/2024	3,731	$3,712	$3,749
Output Services Group Inc (9)	Services: Business	0% (LIBOR +4.25%)	03/26/2018	03/31/2024	769	$(4)	$4
Park Place Technologies Inc. (10)	Services: Business	4% (LIBOR +4%)	03/22/2018	03/22/2025	2,340	$2,328	$2,346
Ping Identity Corp	High Tech Industries	5.62% (LIBOR +3.75%)	01/23/2018	01/22/2025	1,500	$1,493	$1,509
Pre-Paid Legal Services, Inc	Services: Business	7.13% (LIBOR +5.25%)	05/21/2015	07/01/2019	759	$758	$763
Project Leopard Holdings Inc	High Tech Industries	5.88% (LIBOR +4%)	06/21/2017	07/07/2023	1,741	$1,737	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	6.04% (LIBOR +4.25%)	10/05/2017	10/11/2024	1,995	$1,976	$2,016
PT Holdings LLC	Wholesale	6.3% (LIBOR +4%)	12/04/2017	12/09/2024	2,993	$2,978	$3,030
Quest Software	High Tech Industries	7.27% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,707	$2,779
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.84% (LIBOR +7%)	03/16/2018	03/21/2025	1,021	$1,001	$1,029
Red Ventures LLC	Media: Diversified & Production	5.88% (LIBOR +4%)	10/18/2017	11/08/2024	2,488	$2,464	$2,513
Riverbed Technology, Inc.	High Tech Industries	5.13% (LIBOR +3.25%)	02/25/2015	04/24/2022	958	$955	$956
SCS Holdings Inc	Services: Business	6.13% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,762	$1,752	$1,783
Silverback Merger Sub Inc	High Tech Industries	5.4% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,194	$1,191	$1,197
Sirva Worldwide, Inc.	Transportation: Cargo	8.51% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,821	$2,906
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.44% (LIBOR +4.5%)	02/21/2018	02/27/2023	4,000	$3,980	$3,980
SMS Systems Maintenance Services Inc	Services: Business	6.88% (LIBOR +5%)	02/09/2017	10/30/2023	2,963	$2,950	$2,745
SoClean, Inc	Consumer goods: Non-Durable	8.01% (LIBOR +6%)	02/13/2018	12/20/2022	3,000	$2,971	$2,970
Starfish- V Merger Sub Inc	High Tech Industries	7.3% (LIBOR +5%)	08/11/2017	08/16/2024	1,244	$1,232	$1,249
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.55% (LIBOR +4.25%)	10/11/2016	06/27/2022	866	$866	$873
Thoughtworks, Inc.	High Tech Industries	6.38% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,024
TKC Holdings Inc	Consumer goods: Durable	6.03% (LIBOR +4.25%)	06/08/2017	02/01/2023	297	$296	$300
TOMS Shoes LLC	Retail	7.48% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,940	$1,875	$1,145
Tupelo Buyer Inc	Transportation: Consumer	5.96% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,596	$1,581	$1,607
TV Borrower US LLC	High Tech Industries	7.05% (LIBOR +4.75%)	02/16/2017	02/22/2024	990	$986	$993
Uber Technologies, Inc. (10)	Transportation: Consumer	4.25% (LIBOR +4.25%)	03/22/2018	03/21/2025	2,800	$2,786	$2,816
US Salt LLC	Chemicals, Plastics & Rubber	6.63% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,971	$3,000
US Shipping Corp	Utilities: Oil & Gas	6.13% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	$199	$187
Utility One Source L.P.	Construction & Building	7.38% (LIBOR +5.5%)	04/07/2017	04/18/2023	993	$984	$1,022
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.77% (LIBOR +5%)	12/09/2014	07/01/2020	2,093	$1,937	$2,019
Vertiv Group Corporation	Capital Equipment	5.67% (LIBOR +4%)	09/30/2015	11/30/2023	1,504	$1,466	$1,513
Viewpoint Inc	High Tech Industries	6.55% (LIBOR +4.25%)	07/18/2017	07/19/2024	995	$991	$999

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Vistage Worldwide, Inc.	Services: Business	5.71% (LIBOR +4%)	02/06/2018	02/02/2025	2,520	$2,514	$2,539
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.45% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,666	$2,615	$2,704
Wirepath Home Systems LLC	Services: Consumer	6.8% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,985	$2,971	$3,000
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.38% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,988	$4,964	$4,981
Zenith Merger Sub, Inc.	Services: Business	7.8% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,993	$2,964	$2,963

Total United States of America						$255,645	$253,917

Total Senior Secured First Lien Term Loans						$269,121	$267,641

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.38% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$992
Total Luxembourg						$993	$992

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	10.05% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,317	$2,371
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	9.19% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	3,017
CH Hold Corp	Automotive	9.13% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,017
Constellis Holdings, LLC	Aerospace & Defense	11.3% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	987	1,015
DigiCert, Inc.	Services: Business	9.77% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	759
DiversiTech Holdings Inc	Capital Equipment	9.81% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,982	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.8% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	483	504
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.78% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	991	1,008
NextCare, Inc.	Healthcare & Pharmaceuticals	10.63% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	985	985
Optiv Security Inc	Services: Business	9.13% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,453
Park Place Technologies Inc. (10)	Services: Business	8% (LIBOR +8%)	03/22/2018	03/21/2025	700	693	702
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.88% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,376	1,382
Pathway Partners Vet Management (6) (13)	Healthcare & Pharmaceuticals	9.88% (LIBOR +8%)	10/04/2017	10/10/2025	611	169	171
Red Ventures LLC	Media: Diversified & Production	9.88% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	555
SESAC Holdco II LLC	Media: Diversified & Production	9.13% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	1,001
TKC Holdings Inc	Consumer goods: Durable	9.78% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,837	1,873
TV Borrower US LLC	High Tech Industries	10.55% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	1,003
Viewpoint Inc	High Tech Industries	10.55% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.88% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.88% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$22,045	$22,336

Total Second Lien Term Loans						$23,038	$23,328

Equity Investments
United States of America
Avaya Inc	Telecommunications		03/21/2018		207	207	230

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total United States of America						$207	$230

Total Equity Investments						$207	$230

Total Investments						$292,366	$291,199

Cash and cash equivalents
Dreyfus Government Cash Management Fund						12,695	12,696
Other cash accounts						759	759
Total Cash and cash equivalents						$13,455	$13,455

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113,346, which was unfunded as of March 31, 2018.
(4)	Represents a delayed draw commitment of $136,964, which was unfunded as of March 31, 2018.
(5)	Represents a delayed draw commitment of $333,846, which was unfunded as of March 31, 2018.
(6)	Represents a delayed draw commitment of $436,574, which was unfunded as of March 31, 2018.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of March 31, 2018.
(8)	Represents a delayed draw commitment of $544,000, which was unfunded as of March 31, 2018.
(9)	Represents a delayed draw commitment of $769,231, which was unfunded as of March 31, 2018.
(10)

Position represents an unsettled buy trade as of period end. The interest rate shown represents the current contractual rate (LIBOR benchmark rate or floor plus spread) of the position. Interest will start to accrue when the trade settles. The LIBOR benchmark rate remains at zero until defined at settlement.

(11)	Issuer pays 2.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Issuer pays 4.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(13)	Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Below is certain summarized financial information for Logan JV as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

Selected Balance Sheet Information:

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $292,366 and $252,710, respectively)	$291,199	$250,400
Cash	13,455	10,637
Other assets	962	9,605
Total assets	$305,616	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$185,853	$168,110
Payable for investments purchased	24,371	15,616
Distribution payable	3,000	3,300
Other liabilities	1,780	1,854
Total liabilities	$215,004	$188,880
Members' capital	$90,612	$81,762
Total liabilities and members' capital	$305,616	$270,642

Selected Statement of Operations Information:

	For the three months ended March, 31 2018	For the three months ended March, 31 2017
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,504	$4,092
Fee income	59	128
Total revenues	4,563	4,220
Credit facility expenses (1)	1,798	1,376
Other fees and expenses	117	76
Total expenses	1,915	1,452
Net investment income	2,648	2,768
Net realized gains	58	227
Net change in unrealized appreciation (depreciation) on investments	1,143	147
Net increase in members' capital from operations	$3,849	$3,142

(1)

As of March 31, 2018, Logan JV had 188,417 of outstanding debt under the credit facility with an effective interest rate of 3.98% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended March 31, 2018 and 2017, the Company recognized interest income totaling $366 and $494 respectively, related to the TRA.

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

For the three months ended March 31, 2018 and 2017, the Company incurred base management fees of $2,319 and $2,555, respectively. As of March 31, 2018 and December 31, 2017, $2,319 and $2,556, respectively, was payable to the Advisor.

Incentive Fee on Net Investment Income

The Company accepted the Advisor’s proposal to waive 100% of the incentive fees earned for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. No such fees were earned for the three month period ending March 31, 2018.

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

For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $1,314, respectively, of incentive fees related to ordinary income, respectively. As of March 31, 2018 and December 31, 2017, $0 and $94, respectively, of such incentive fees related to previously deferred interest now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of March 31, 2018 and December 31, 2017, $972 and $972, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2018 and December 31, 2017.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2018 and 2017, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2018 and 2017, the Company incurred administrator expenses of $591 and $827, respectively. As of March 31, 2018 and December 31, 2017, $84 and $13 of administrator expenses were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of March 31, 2018, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the March 31, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2018, the Company earned $11 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2017, the Company recorded a net reduction of fees of $35 related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $12 and $76 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of March 31, 2018, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the March 31, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2018 and 2017, the Company earned $244 and $290, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $250 and $301, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2018 and 2017, the Company recognized $0 and $50, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2018 and December 31, 2017, there were $284 and $151, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2018 and December 31, 2017, the Advisor owed $84 and $13, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2018 and December 31, 2017, $262 and $377 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2018, it had $2,709 of dividends receivable from Logan JV and C&K Market, Inc., $362 of fees from OEM Group, LLC, $284 of interest from Copperweld Bimetallics, LLC and $101 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable and $253 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, it had $3,499 of dividends receivable from Logan JV and C&K Market, Inc., $460 of interest and fees from OEM Group, LLC, $169 of interest from Copperweld Bimetallics, LLC, $95 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable, and $316 of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $50 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
Aerogroup International Inc. (1)	$(4,865)	$—
Charming Charlie LLC (2)	(8,369)	—
Flagship VII, Ltd.	—	(808)
Flagship VIII, Ltd.	—	(649)
Gryphon Partners 3.5, L.P.	—	589
Other	118	3
Net realized losses	$(13,116)	$(865)

(1)

During the three months ended March 31, 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $8,042 reflected as escrow receivable. A realized loss on the investment of $4,865 was offset by a reversal of unrealized prior period depreciation of $2,231.

(2)

During the three months ended March 31, 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. See “Consolidated Financial Statements - Consolidated Schedule of Investments as of March 31, 2018” and “Consolidated Financial Statements – Note 13. Subsequent Events”.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2018	2017
Numerator—net increase in net assets resulting from operations:	$6,341	$5,253
Denominator—basic and diluted weighted average common shares:	32,674	32,925
Basic and diluted net increase in net assets per common share resulting from operations:	$0.19	$0.16

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2018 and December 31, 2017:

	As of
	March 31, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275,000	$168,757	$166,884	4.34%	$275,000	$167,317	$118,021	4.03%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
Total	$385,000	$278,757	$276,884	5.29%	$385,000	$277,317	$228,021	5.11%

(1)

As of March 31, 2018, excludes deferred financing costs of $1,102 for the 2021 Notes and $1,718 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1,177 for the 2021 Notes and $1,808 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2018, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.78 CAD to $1.00 USD as of March 31, 2018. As of December 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303,500 to $275,000. The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2018. The CDOR rate on the CAD borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2018.

As of March 31, 2018, the Company had USD borrowings of $145,961 outstanding under the Revolving Facility with a weighted average interest rate of 4.38% and non-USD borrowings denominated in Canadian dollars of CAD $29,389 ($22,796 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.09%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75.0 million senior secured term loan facility, Term Loan Facility, was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR Floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). As of March 31, 2017, the LIBOR rate on our Senior Secured Term Loan had a one month LIBOR period.

Each of the Revolving Facility included an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Second Revolving Amendment revised the cap from $600,000 to $500,000.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also require a mandatory prepayment of interest and principal upon certain triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

The credit agreement governing the Revolving Facility also includes default provisions such as the failure to make timely payments under the Revolving Facility, the occurrence of a change in control, and the failure by the Company to materially perform under the operative agreements governing the Revolving Facility, which, if not complied with, could, at the option of the lenders under the Revolver Facility, accelerate repayment under the Revolving Facility, thereby materially and adversely affecting the Company’s liquidity, financial condition and results of operations. The Company cannot be assured that it will be able to borrow funds under the Revolving Facility at any particular time or at all. The Company is currently in compliance with all financial covenants under the Revolving Facility.

For the three months ended March 31, 2018, the Company borrowed $13,500 and repaid $11,400 under the Revolving Facility. For the three months ended March 31, 2017, the Company borrowed $39,360 (includes CAD $29,389 converted to USD $22,036) and repaid $14,500 under the Revolving Facility.

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,705 were incurred in connection with the Revolving Facility for the three months ended March 31, 2018. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,016 were incurred in connection with the Revolving Facility and previously outstanding Term Loan for the three months ended March 31, 2017. Amortization of deferred financing costs of $144 and $236, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2018 and 2017. As of March 31, 2018, the Company had $2,746 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, the Company had $2,890 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the Company will be allowed to increase its leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If the Company receives shareholder approval, it would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Company’s independent directors to approve an increase in its leverage capacity, and such approval would become effective after one year. In either case, the Company would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. As a result of this legislation, the Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% if it receives the necessary approval and amends the Revolving Facility and Notes as described below.

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

As of March 31, 2018, the carrying amount and fair value of our Notes was $110,000 and $112,000, respectively. As of December 31, 2017, the carrying amount and fair value of our Notes was $110,000 and $112,652, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2018 and 2017, the Company amortized approximately $165 and $164 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, the Company had $2,820 and $2,895 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2018 and 2017, the Company incurred interest expense on the Notes of $1,856 and $1,856, respectively.

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

The Company recognized a realized loss for the three months ended March 31, 2017 of $33, which is reflected as interest rate derivative periodic interest payments, net on the Consolidated Statements of Operations.

For the three months ended March 31, 2017, the Company recognized $36 of net change in unrealized depreciation from the swap agreement, which is presented under net change in unrealized appreciation (depreciation) on interest rate derivative in the Consolidated Statements of Operations.

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

As of March 31, 2018 and December 31, 2017, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$894	$4,474
	894	4,474
Unfunded revolving commitments
Hansons Window & Construction, Inc.	241	256
HealthDrive Corporation	250	850
Holland Intermediate Acquisition Corp.	3,000	3,000
The John Gore Organization, Inc.	800	800
Loadmaster Derrick & Equipment, Inc.	—	60
OEM Group, LLC	155	940
Togetherwork Holdings, LLC	—	116
Tri Starr Management Services, Inc.	503	549
Sciens Building Solutions, LLC	2,140	2,055
SPST Holdings, LLC	755	755
Whitney, Bradley & Brown, Inc.	104	117
	7,948	9,498
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	380	380
	1,060	1,060
Total unfunded commitments	$9,902	$15,032

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding. The Company will fund its unfunded commitments from the same sources it uses to fund its investment commitments that are funded at the time they are made (which are typically existing cash and cash equivalents and borrowings under the Revolving Facility). The Company manages its liquidity to ensure that it has available capital to fund its unfunded commitments as necessary.

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $0 and $3 of dividends reinvested for the three months ended March 31, 2018 and 2017.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2018 distributions as of March 31, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

11. Financial Highlights

	For the three months ended March 31,
	2018	2017
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$10.51	$11.82
Net investment income, after taxes(2)	0.27	0.29
Net realized loss on investments(2)	(0.40)	(0.03)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	0.33	(0.10)
Net increase in net assets resulting from operations	0.20	0.16
Distributions to stockholders from net investment income	(0.27)	(0.27)
Net asset value attributable to THL Credit, Inc., end of period	$10.44	$11.71
Per share market value at end of period	$7.77	$9.96
Total return(3)(6)	-11.16%	2.20%
Shares outstanding at end of period	32,674	32,926
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$341,092	$385,396
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4) (7)	9.24%	10.51%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (7)	10.55%	10.33%
Portfolio turnover, attributable to THL Credit, Inc.	1.31%	1.73%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended March 31, 2018 and 2017, the ratio components included 2.75% and 2.68% of base management fee, 0.00% and 1.35% of net incentive fee, 4.59% and 4.49% of the cost of  borrowing, 1.83% and 1.88% of other operating expenses, and 0.07% and 0.11% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)	Not annualized.
(7)	Annualized, except for taxes and the related impact of incentive fees.

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

For the three months ended March 31, 2018 and 2017, there were no stock repurchases.

13. Subsequent Events

From April 1, 2018 through May 2, 2018, the Company made follow-on investments of $8,466 at a combined weighted average yield based upon cost at the time of the investment of 7.7%.

On April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility.

On May 1, 2018, the Company received proceeds of $26,632 from the repayment of its subordinated debt and realization of its preferred equity interest in A10 Capital, LLC, which included prepayment premiums of $264.

On May 1, 2018, the Company's board of directors declared a dividend of $0.27 per share payable on June 29, 2018 to stockholders of record at the close of business on June 15, 2018.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2018
Control Investments
—48.57% of net asset value
Control Investments - Majority Owned
—43.42% of net asset value
First lien senior secured debt
—11.89% of net asset value
Northeast
—1.73% of net asset value
Tri Starr Management Services, Inc. - LIFO revolving loan 8.3% (ABR+3.8%) due 9/30/2018	$46	$77	$(77)	$—	$—	$4	$46
Tri Starr Management Services, Inc. - Non LIFO revolving loan 6.6% (LIBOR + 4.8%) cash due 9/30/2018	669	—	—	—	(21)	32	669
Tri Starr Management Services, Inc. - Tranche 1-A term loan 6.6% (LIBOR + 4.8%) cash due 9/30/2018	291	—	—	—	(11)	16	291
Tri Starr Management Services, Inc. - Tranche 1-B term loan 6.6% (LIBOR + 4.8%) cash due 9/30/2018	2,545	—	—	—	(98)	136	2,545
Tri Starr Management Services, Inc. - Tranche 2 term loan 10% PIK due 9/30/2018	1,613	—	—	—	(52)	92	1,613
Tri Starr Management Services, Inc. - Tranche 3 term loan 10% PIK due 9/30/2018 (3)	1,076	—	—	—	281	—	753
Tri Starr Management Services, Inc. - Tranche 4 term loan 5% PIK due 9/30/2018 (3)	3,282	—	—	—	—	—	—
Subtotal Northeast	$9,522	$77	$(77)	$—	$99	$280	$5,917

Southeast
—2.09% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan 12.6% (LIBOR+ 10.3%) due 12/31/2020	$3,300	$60	$—	$—	$—	$98	$3,300
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.9% (LIBOR + 10.3% PIK) (3) due 12/31/2020	8,078	—	—	—	26	—	3,837
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.7% (LIBOR + 12% PIK) (3) due 12/31/2020	1,824	—	—	—	—	—	—
Subtotal Southeast	$13,202	$60	$—	$—	$26	$98	$7,137

Southwest
—8.07% of net asset value
OEM Group, LLC - Senior secured term loan 11.4% (LIBOR+9.5%) cash due 2/15/2019	$18,703	$—	$—	$—	$—	$519	$18,703
OEM Group, LLC - Senior secured revolving term loan 11.4% (LIBOR+9.5%) cash due 2/15/2019	8,845	785	—	—	(3)	232	8,845
Subtotal Southwest	$27,548	$785	$—	$—	$(3)	$751	$27,548

Subtotal first lien senior secured debt	$50,272	$922	$(77)	$—	$122	$1,129	$40,602

Second lien debt
—1.59% of net asset value
Southeast
—1.59% of net asset value

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2018
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$162	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$162	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$162	$5,415

Equity Investments
—8.73% of net asset value
Northeast
—2.63% of net asset value
Tri Starr Management Services, Inc. (6)	0.72	$—	$—	$—	$2,041	$50	$9,009
Subtotal Northeast		$—	$—	$—	$2,041	$50	$9,009

Southeast
—4.03% of net asset value
Copperweld Bimetallics, LLC (5)	677	$—	$—	$—	$—	$116	$3,920
Copperweld Bimetallics, LLC (6)	609,230	—	—	—	650	—	9,843
Loadmaster Derrick & Equipment, Inc. (5)	12,131	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (6)	2,956	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$650	$116	$13,763

Southwest
—2.06% of net asset value
OEM Group, LLC (5)	10,000	$—	$—	$—	$(3,814)	$—	$7,028
Subtotal Southwest		$—	$—	$—	$(3,814)	$—	$7,028

Subtotal equity investments		$—	$—	$—	$(1,123)	$166	$29,800

Investments in funds
—21.22% of net asset value
Northeast
—21.22% of net asset value
THL Credit Logan JV LLC (4) (7)		$6,400	$—	$96	$680	$2,304	$72,489
Subtotal investments in funds		$6,400	$—	$96	$680	$2,304	$72,489

Total Control Investments - Majority Owned		$7,322	$(77)	$96	$(321)	$3,761	$148,306

Control Investments - Less Than Majority Owned
—5.15% of net asset value
Equity Investments

Northwest
—5.15% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$—	$347	$7,617
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal Northwest		$—	$—	$—	$—	$347	$17,579

Subtotal equity investments		$—	$—	$—	$—	$347	$17,579

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$—	$347	$17,579

Total Control Investments		$7,322	$(77)	$96	$(321)	$4,108	$165,885

Non-controlled, affiliated Investments
—0.00% of net asset value
Investments in funds

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2018
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$11	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	—	244	$3
Subtotal Northeast		$—	$—	$—	$—	$255	$4

Subtotal investments in funds		$—	$—	$—	$—	$255	$4

Total Affiliate Investments		$—	$—	$—	$—	$255	$4

Total Control and Affiliate Investments— 48.57% of net asset value		$7,322	$(77)	$96	$(321)	$4,363	$165,889

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2018. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of March 31, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.88%, 2.00%, 2.31% and 2.45%, respectively. As of March 31, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.63%, 1.67%, 1.73% and 1.89%, respectively.

(3)	Loan was on non-accrual as of March 31, 2018.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

As of March 31, 2018, we, together with our credit-focused affiliates, collectively had $12.1 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2018, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $1,991 million in aggregate commitments into 100 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2018, we, along with our managed funds and separately managed account, have received $1,314 million of gross proceeds from the realization of investments. The Company alone has received $1,085 million of gross proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2018, we had $599.9 million of portfolio investments (at fair value), which represents an $8.8 million, or 1.4% decrease from the $608.7 million (at fair value) as of December 31, 2017. Our portfolio consisted of 45 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of March 31, 2018, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2017. As of March 31, 2018, we had $165.9 million of controlled portfolio investments (at fair value) in seven portfolio companies, which represents a $7.2 million, or 4.5% increase from $158.7 million (at fair value) as of December 31, 2017. The increase in controlled portfolio companies was the result of follow-on investments, primarily in the Logan JV, and changes in performance of certain investments. Our average controlling equity position at March 31, 2018 was approximately $27.2 and $27.6 at cost and fair value, respectively. Our investment in the Logan JV represented 12.1% and 10.7% of our portfolio investments at fair value as of March 31, 2018 and December 31, 2017, respectively. We will aim to increase our investment in the Logan JV over the 2018 fiscal year to represent 15% of our portfolio.

At March 31, 2018, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.2 million and $13.5 million, respectively. Including investments in funds, investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by cost and fair value was approximately $30.1 million and $30.4 million, respectively. Including such investments, our largest portfolio company investment at March 31, 2018 was our investment in the Logan JV, which totaled $73.4 million and $72.5 million at cost and fair value, respectively. At December 31, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.5 million and $13.4 million, respectively. Our largest portfolio company investment as of December 31, 2017, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $30.2 million and $30.5 million. Including such investments, our largest portfolio company investment at December 31, 2017 was our investment in the Logan JV, which totaled $67.0 and $65.4 at cost and fair value, respectively.

At March 31, 2018, based upon fair value, 92.8% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 7.2% bore interest at fixed rates. At December 31, 2017, 93.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 6.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2018	December 31, 2017
First lien senior secured debt (1)	10.6%	10.0%
Second lien debt (1)	7.1%	6.9%
Subordinated debt	14.3%	13.5%
Investments in payment rights (2)	14.4%	16.6%
Income-producing equity securities	13.7%	14.0%
Debt and income-producing investments (1)(3)	10.5%	10.1%
Logan JV (4)	14.2%	14.2%
All investments including Logan JV (1)(4)	11.0%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Yields from investments in payment rights represent an effective yield expected from anticipated cash flows.
(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of March 31, 2018 and December 31, 2017, the distributions declared and earned of $2.4 million and $2.6 million for the three months ended March 31, 2018 and December 31, 2017, respectively, represented a yield to us of 14.2% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2018, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level.

As of March 31, 2018 and December 31, 2017, portfolio investments, in which we have debt investments, had a median earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $10.0 million and $11.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2018 and December 31, 2017, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.3 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2018, our portfolio of unsponsored investments included seven investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments have Investment Scores of 3 and 5.

As of March 31, 2018, we have closed portfolio investments with 62 different sponsors since inception. As of December 31, 2017, we had closed portfolio investments with 62 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of March 31, 2018			As of December 31, 2017
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$451.7	$419.3	79.5%	$477.7	$435.0	80.1%
Unsponsored Investments (1)	96.5	108.1	20.5%	95.6	108.3	19.9%
Total	$548.2	$527.4	100.0%	$573.3	$543.3	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2018 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$396.0	63.7%	$392.1	65.3%
Investment in Logan JV	73.4	11.8%	72.5	12.1%
Equity investments	63.3	10.2%	68.0	11.3%
Second lien debt	53.4	8.6%	32.9	5.5%
Subordinated debt	21.2	3.4%	19.2	3.2%
Investment in payment rights	10.3	1.7%	11.1	1.9%
Investments in funds	3.8	0.6%	4.0	0.7%
Warrants	0.2	0.0%	0.1	0.0%
Total investments	$621.6	100.0%	$599.9	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2017 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$419.0	65.4%	$407.0	66.9%
Equity investments	64.4	10.1%	69.2	11.4%
Investment in Logan JV	67.0	10.5%	65.4	10.7%
Second lien debt	53.4	8.3%	32.8	5.4%
Subordinated debt	22.3	3.5%	19.1	3.1%
Investment in payment rights	10.3	1.6%	11.3	1.9%
Investments in funds	3.8	0.6%	3.8	0.6%
Warrants	0.2	0.0%	0.1	0.0%
Total investments	$640.4	100.0%	$608.7	100.0%

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

The following is a summary of the industry classification in which the Company invests as of March 31, 2018 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$106.2	$103.6	17.28%	30.37%
Industrials and manufacturing	93.4	90.8	15.15%	26.61%
Financial services	75.0	77.2	12.87%	22.60%
Investment funds and vehicles	73.4	72.5	12.08%	21.22%
IT services	57.4	56.3	9.38%	16.47%
Healthcare	46.6	46.3	7.71%	13.55%
Retail & grocery	36.8	41.2	6.87%	12.06%
Business services	33.1	38.8	6.46%	11.35%
Energy / utilities	46.2	38.6	6.43%	11.29%
Media, entertainment and leisure	30.8	30.0	5.00%	8.77%
Transportation	1.0	3.1	0.52%	0.91%
Restaurants	21.7	1.5	0.25%	0.44%
Total Investments	$621.6	$599.9	100.00%	175.64%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017 (in millions)

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$122.0	$117.1	19.25%	34.05%
Industrials and manufacturing	92.5	93.3	15.32%	27.11%
Financial services	75.1	77.7	12.76%	22.57%
Investment funds and vehicles	67.0	65.4	10.75%	19.01%
IT services	57.4	56.2	9.23%	16.32%
Healthcare	46.0	45.7	7.51%	13.29%
Business services	38.6	42.3	6.94%	12.29%
Energy / utilities	46.1	38.4	6.31%	11.17%
Retail & grocery	41.6	37.6	6.18%	10.93%
Media, entertainment and leisure	31.4	30.4	4.99%	8.83%
Transportation	1.0	3.1	0.51%	0.91%
Restaurants	21.7	1.5	0.25%	0.45%
Total Investments	$640.4	$608.7	100.00%	176.93%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2018 and 2017 (in millions).

	Three months ended March 31,
	2018	2017
New portfolio investments	$—	$27.9
Existing portfolio investments:
Follow-on investments (1)	6.6	5.2
Delayed draw and revolver investments (1)	5.2	5.6
Total existing portfolio investments	11.8	10.8
Total portfolio investment activity	$11.8	$38.7
Number of new portfolio investments	—	2
Number of follow-on investments	8	7
First lien senior secured debt	$5.4	$31.9
Investment in Logan JV	6.4	4.0
Subordinated debt	—	1.6
Equity investments	—	1.2
Total portfolio investments	$11.8	$38.7
Weighted average yield of new debt investments	7.8%	11.5%
Weighted average yield, including all new income-producing investments (2)	11.3%	11.7%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 beginning on page 64 of this report for additional detail.

For the three months ended March 31, 2018 and 2017, we had prepayments and sales of our investments, including any prepayment premiums, totaling $18.2 million and $11.8 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2018

•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
•

Sale of a first lien senior secured term loan, subordinated term loans, preferred equity and common equity in Aerogroup International Inc., with proceeds received of $2.5 million and $8.0 million recorded as an escrow receivable.

For the three months ended March 31, 2017

•	Sale of a CLO residual interest in Flagship VII, Ltd., which resulted in proceeds of $2.2 million;
•	Sale of a CLO residual interest in Flagship VIII, Ltd., which resulted in proceeds of $5.1 million, and
•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2018, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 14.0% (based on cash invested of $950.7 million and total proceeds from these exited investments of $1,187.2 million). 85.7% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of March 31, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of March 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$73.4	$126.6
Perspecta Trident LLC	50.0	18.4	31.6
Total Investments	$250.0	$91.8	$158.2

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of March 31, 2018 and December 31, 2017, the Logan JV Credit Facility had $200.0 million and $175.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.40% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of March 31, 2018 and December 31, 2017, Logan JV had $188.4 million and $169.6 million of outstanding borrowings under the credit facility, respectively.

As of March 31, 2018 and December 31, 2017, Logan JV had total investments at fair value of $291.2 million and $250.4 million, respectively. As of March 31, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 126 and 110 different borrowers, respectively. As of March 31, 2018 and December 31, 2017, there were no loans on non-accrual status. As of March 31, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2.9 million and $1.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2018 and December 31, 2017 (dollar amounts in thousands):

	As of March 31, 2018	As of December 31, 2017
First lien secured debt, at par	$274,206	$233,904
Second lien debt, at par	23,677	22,847
Total debt investments, at par	$297,883	$256,751
Weighted average yield on first lien secured loans (1)	6.6%	6.4%
Weighted average yield on second lien loans (1)	9.7%	9.3%
Weighted average yield on all loans (1)	6.8%	6.7%
Number of borrowers in Logan JV	126	110
Largest loan to a single borrower (2)	$4,988	$5,000
Total of five largest loans to borrowers (2)	$24,748	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2018 and December 31, 2017, respectively, including accretion of original issue discount and loan origination fees, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2018 and 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.4 million and $2.1 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. As of March 31, 2018 and December 31, 2017, $2.4 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2018, the distributions declared and earned of $9.6 million for the twelve months ended March 31, 2018, represented a dividend yield to the Company of 14.2% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9.3 million for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc/Canada	Construction & Building	7.38% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,191	$1,159	$1,203
Parq Holdings LP	Hotel, Gaming & Leisure	9.8% (LIBOR +7.5%)	12/05/2014	12/17/2020	995	$987	$1,000
PNI Canada Acquireco Corp	High Tech Industries	8.05% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,816	$1,718	$1,811
Total Canada						$3,864	$4,014

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	5.95% (LIBOR +3.5%)	06/23/2015	03/21/2025	334	$336	$337
Total Cayman Islands						$336	$337

Germany
Rhodia Acetow	Construction & Building	7.95% (LIBOR +7.95%)	04/21/2017	05/31/2023	993	$980	$999
VAC Germany Holding GmbH	Metals & Mining	6.3% (LIBOR +6.302%)	02/26/2018	02/26/2025	3,000	$2,985	$3,008
Total Germany						$3,965	$4,007

Luxembourg
AMS FinCo SARL	Services: Business	7.38% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,481	$2,459	$2,503
Total Luxembourg						$2,459	$2,503

United Kingdom
EG Finco Ltd (10)	Retail	4% (LIBOR +4%)	03/23/2018	02/01/2025	2,867	$2,852	$2,863
Total United Kingdom						$2,852	$2,863

United States of America
1A Smart Start LLC	Services: Consumer	6.38% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,590	$1,585	$1,590
1A Smart Start LLC	Services: Consumer	6.63% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,444	$2,429	$2,444
A Place for Mom Inc	Services: Consumer	5.88% (LIBOR +4%)	07/28/2017	08/10/2024	3,980	$3,962	$3,992
Advanced Integration Technology LP	Aerospace & Defense	6.74% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,970	$1,954	$1,985
AgroFresh Inc.	Services: Business	6.63% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,946
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.01% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,244	$2,228	$2,266
Alpha Media LLC	Media: Broadcasting & Subscription	7.79% (LIBOR +6%)	02/24/2016	02/25/2022	3,221	$3,115	$3,108
American Sportsman Holdings Co	Retail	6.88% (LIBOR +5%)	11/22/2016	09/25/2024	3,980	$3,930	$3,948
Ansira Holdings, Inc. (3) (11)	Media: Advertising, Printing & Publishing	8.8% (LIBOR +6.5%)	12/20/2016	12/20/2022	253	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.8% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,724	$1,710	$1,715
AP Gaming I LLC	Hotel, Gaming & Leisure	6.13% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,481	$2,475	$2,518
APC Aftermarket	Automotive	6.81% (LIBOR +5%)	05/09/2017	05/10/2024	496	$488	$497
Aptean, Inc.	Services: Business	6.56% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,980	$1,963	$1,987
ATS Consolidated Inc.	Transportation: Consumer	5.4% (LIBOR +3.75%)	02/23/2018	02/23/2025	1,875	$1,866	$1,900
Avaya Inc	Telecommunications	6.54% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,608	$2,581	$2,630
Barbri Inc	Media: Diversified & Production	5.91% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.79% (LIBOR +4%)	11/17/2017	11/01/2023	2,993	$2,979	$3,008
Big Ass Fans LLC	Services: Business	6.55% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,494	$2,482	$2,518

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.3% (LIBOR +5%)	08/15/2017	08/23/2023	1,990	$1,972	$2,022
Birch Communications, Inc.	Telecommunications	8.96% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,270	$1,263	$1,262
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.55% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,978	$2,951	$3,007
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,975	$4,954	$4,950
Commercial Barge Line Co	Transportation: Cargo	10.63% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,350	$1,315	$809
Constellis Holdings, LLC	Aerospace & Defense	7.3% (LIBOR +5%)	04/18/2017	04/21/2024	1,985	$1,968	$2,007
ConvergeOne Holdings Corp.	Telecommunications	6.63% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,985	$1,967	$1,995
Conyers Park Parent Merger Sub Inc	Retail	5.29% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,990	$1,981	$2,010
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.3% (LIBOR +5%)	07/14/2017	03/31/2023	4,811	$4,768	$4,738
Covenant Surgical Partners Inc (5) (12)	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.75%)	09/29/2017	10/04/2024	691	$356	$363
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.45% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,302	$2,297	$2,319
CPI Acquisition, Inc.	Services: Consumer	6.36% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,090	$2,906
CryoLife Inc	Healthcare & Pharmaceuticals	6.3% (LIBOR +4%)	11/15/2017	12/02/2024	1,995	$1,986	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,935	$1,941	$1,932
Cvent, Inc.	Services: Business	5.63% (LIBOR +3.75%)	06/06/2016	11/29/2024	1,990	$1,973	$2,004
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.55% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.52% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,013
Dohmen Life Science Services (8) (10)	Healthcare & Pharmaceuticals	1% (LIBOR +4.25%)	03/09/2018	03/09/2025	544	$(3)	$(1)
Dohmen Life Science Services (10)	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	03/09/2018	03/05/2025	2,176	$2,165	$2,171
DXP Enterprises, Inc.	Energy: Oil & Gas	7.38% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,493	$1,479	$1,499
EnergySolutions, LLC	Environmental Industries	6.63% (LIBOR +4.75%)	03/16/2015	05/29/2020	3,727	$3,769	$3,792
Evo Payments International, LLC	Services: Business	5.88% (LIBOR +4%)	12/08/2016	12/22/2023	2,614	$2,592	$2,643
Exactech	Healthcare & Pharmaceuticals	5.74% (LIBOR +3.75%)	02/06/2018	02/14/2025	3,000	$2,985	$3,030
Fairmount Santrol Holdings Inc.	Metals & Mining	8.3% (LIBOR +6%)	10/27/2017	11/01/2022	1,988	$1,960	$2,014
Fleetpride (10)	Automotive	4.5% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,678	$1,627	$1,642
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.61% (LIBOR +4.75%)	02/17/2017	02/23/2022	2,937	$2,930	$2,974
FullBeauty Brands LP	Retail	6.63% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,919	$3,730	$2,255
Gold Standard Baking, Inc.	Wholesale	6.81% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,918	$2,910	$2,779
Golden West Packaging Group LLC	Forest Products & Paper	7.13% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,987	$4,963	$4,994
Green Plains Inc	Chemicals, Plastics & Rubber	7.38% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,421	$1,409	$1,429
Gruden Acquisition Inc.	Transportation: Cargo	7.8% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,985	$1,942	$2,011
Gulf Finance, LLC	Energy: Oil & Gas	7.56% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,941	$1,896	$1,799
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	998	$993	$1,000
Help/Systems LLC (10)	Services: Business	3.5% (LIBOR +3.5%)	03/23/2018	03/23/2025	2,000	$1,995	$2,005
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.63% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,988	$4,963	$4,975
Idera Inc	High Tech Industries	6.38% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,350	$2,329	$2,376
Impala Private Holdings II LLC	Services: Business	5.88% (LIBOR +4%)	11/10/2017	11/14/2024	1,663	$1,655	$1,672
Infoblox Inc.	High Tech Industries	6.38% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,152	$2,110	$2,188
Insurance Technologies	Banking, Finance, Insurance & Real Estate	8.07% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,361	$3,335	$3,361
Insurance Technologies (4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.77% (LIBOR +7%)	07/24/2015	07/30/2020	931	$922	$928
Kemet Corporation	High Tech Industries	7.88% (LIBOR +6%)	04/21/2017	04/26/2024	963	$937	$982
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +4.5%)	06/10/2016	06/24/2022	3,930	$3,888	$3,891
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.63% (LIBOR +2.75%)	06/13/2017	06/15/2024	757	$753	$762
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	5.95% (LIBOR +3.5%)	06/23/2015	03/21/2025	2,591	$2,607	$2,613

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Lyons Magnus Inc	Beverage, Food & Tobacco	6.13% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,494	$2,482	$2,512
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.88% (LIBOR +6%)	03/12/2015	03/12/2021	4,164	$4,144	$4,164
MCS Group Holdings LLC	Services: Business	6.63% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,985	$1,976	$2,015
MDVIP Inc	Services: Business	6.01% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,032	$3,018	$3,055
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.02% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,772
Morphe, LLC	Consumer goods: Non-Durable	8.3% (LIBOR +6%)	02/21/2017	02/10/2023	2,864	$2,828	$2,864
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.8% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,524	$4,512	$4,479
New Insight Holdings Inc	Services: Business	7.86% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,995	$1,899	$1,986
NextCare, Inc. (7)	Healthcare & Pharmaceuticals	1% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	$(6)	$(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.63% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,412	$3,378	$3,378
Northern Star Holdings Inc. (10)	Services: Business	4.75% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,250	$4,229	$4,229
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.84% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,966	$3,000
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.92% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,370	$2,359	$2,388
Odyssey Logistics & Technology Corp	Transportation: Cargo	6.13% (LIBOR +4.25%)	10/06/2017	10/12/2024	1,995	$1,986	$2,020
OpenLink (10)	High Tech Industries	5% (LIBOR +5%)	03/02/2018	02/27/2025	2,000	$1,990	$2,009
Output Services Group Inc (10)	Services: Business	4.25% (LIBOR +4.25%)	03/26/2018	03/21/2024	3,731	$3,712	$3,749
Output Services Group Inc (9)	Services: Business	0% (LIBOR +4.25%)	03/26/2018	03/31/2024	769	$(4)	$4
Park Place Technologies Inc. (10)	Services: Business	4% (LIBOR +4%)	03/22/2018	03/22/2025	2,340	$2,328	$2,346
Ping Identity Corp	High Tech Industries	5.62% (LIBOR +3.75%)	01/23/2018	01/22/2025	1,500	$1,493	$1,509
Pre-Paid Legal Services, Inc	Services: Business	7.13% (LIBOR +5.25%)	05/21/2015	07/01/2019	759	$758	$763
Project Leopard Holdings Inc	High Tech Industries	5.88% (LIBOR +4%)	06/21/2017	07/07/2023	1,741	$1,737	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	6.04% (LIBOR +4.25%)	10/05/2017	10/11/2024	1,995	$1,976	$2,016
PT Holdings LLC	Wholesale	6.3% (LIBOR +4%)	12/04/2017	12/09/2024	2,993	$2,978	$3,030
Quest Software	High Tech Industries	7.27% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,707	$2,779
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.84% (LIBOR +7%)	03/16/2018	03/21/2025	1,021	$1,001	$1,029
Red Ventures LLC	Media: Diversified & Production	5.88% (LIBOR +4%)	10/18/2017	11/08/2024	2,488	$2,464	$2,513
Riverbed Technology, Inc.	High Tech Industries	5.13% (LIBOR +3.25%)	02/25/2015	04/24/2022	958	$955	$956
SCS Holdings Inc	Services: Business	6.13% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,762	$1,752	$1,783
Silverback Merger Sub Inc	High Tech Industries	5.4% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,194	$1,191	$1,197
Sirva Worldwide, Inc.	Transportation: Cargo	8.51% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,821	$2,906
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.44% (LIBOR +4.5%)	02/21/2018	02/27/2023	4,000	$3,980	$3,980
SMS Systems Maintenance Services Inc	Services: Business	6.88% (LIBOR +5%)	02/09/2017	10/30/2023	2,963	$2,950	$2,745
SoClean, Inc	Consumer goods: Non-Durable	8.01% (LIBOR +6%)	02/13/2018	12/20/2022	3,000	$2,971	$2,970
Starfish- V Merger Sub Inc	High Tech Industries	7.3% (LIBOR +5%)	08/11/2017	08/16/2024	1,244	$1,232	$1,249
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.55% (LIBOR +4.25%)	10/11/2016	06/27/2022	866	$866	$873
Thoughtworks, Inc.	High Tech Industries	6.38% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,024
TKC Holdings Inc	Consumer goods: Durable	6.03% (LIBOR +4.25%)	06/08/2017	02/01/2023	297	$296	$300
TOMS Shoes LLC	Retail	7.48% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,940	$1,875	$1,145
Tupelo Buyer Inc	Transportation: Consumer	5.96% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,596	$1,581	$1,607
TV Borrower US LLC	High Tech Industries	7.05% (LIBOR +4.75%)	02/16/2017	02/22/2024	990	$986	$993
Uber Technologies, Inc. (10)	Transportation: Consumer	4.25% (LIBOR +4.25%)	03/22/2018	03/21/2025	2,800	$2,786	$2,816
US Salt LLC	Chemicals, Plastics & Rubber	6.63% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,971	$3,000
US Shipping Corp	Utilities: Oil & Gas	6.13% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	$199	$187
Utility One Source L.P.	Construction & Building	7.38% (LIBOR +5.5%)	04/07/2017	04/18/2023	993	$984	$1,022
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.77% (LIBOR +5%)	12/09/2014	07/01/2020	2,093	$1,937	$2,019

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Vertiv Group Corporation	Capital Equipment	5.67% (LIBOR +4%)	09/30/2015	11/30/2023	1,504	$1,466	$1,513
Viewpoint Inc	High Tech Industries	6.55% (LIBOR +4.25%)	07/18/2017	07/19/2024	995	$991	$999
Vistage Worldwide, Inc.	Services: Business	5.71% (LIBOR +4%)	02/06/2018	02/02/2025	2,520	$2,514	$2,539
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.45% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,666	$2,615	$2,704
Wirepath Home Systems LLC	Services: Consumer	6.8% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,985	$2,971	$3,000
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.38% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,988	$4,964	$4,981
Zenith Merger Sub, Inc.	Services: Business	7.8% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,993	$2,964	$2,963

Total United States of America						$255,645	$253,917

Total Senior Secured First Lien Term Loans						$269,121	$267,641

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.38% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$992
Total Luxembourg						$993	$992

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	10.05% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,317	$2,371
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	9.19% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	3,017
CH Hold Corp	Automotive	9.13% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,017
Constellis Holdings, LLC	Aerospace & Defense	11.3% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	987	1,015
DigiCert, Inc.	Services: Business	9.77% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	759
DiversiTech Holdings Inc	Capital Equipment	9.81% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,982	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.8% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	483	504
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.78% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	991	1,008
NextCare, Inc.	Healthcare & Pharmaceuticals	10.63% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	985	985
Optiv Security Inc	Services: Business	9.13% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,453
Park Place Technologies Inc. (10)	Services: Business	8% (LIBOR +8%)	03/22/2018	03/21/2025	700	693	702
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.88% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,376	1,382
Pathway Partners Vet Management (6) (13)	Healthcare & Pharmaceuticals	9.88% (LIBOR +8%)	10/04/2017	10/10/2025	611	169	171
Red Ventures LLC	Media: Diversified & Production	9.88% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	555
SESAC Holdco II LLC	Media: Diversified & Production	9.13% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	1,001
TKC Holdings Inc	Consumer goods: Durable	9.78% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,837	1,873
TV Borrower US LLC	High Tech Industries	10.55% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	1,003
Viewpoint Inc	High Tech Industries	10.55% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.88% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.88% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$22,045	$22,336

Total Second Lien Term Loans						$23,038	$23,328

Logan JV Loan Portfolio as of March 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Equity Investments
United States of America
Avaya Inc	Telecommunications		03/21/2018		207	207	230

Total United States of America						$207	$230

Total Equity Investments						$207	$230

Total Investments						$292,366	$291,199

Cash and cash equivalents
Dreyfus Government Cash Management Fund						12,695	12,696
Other cash accounts						759	759
Total Cash and cash equivalents						$13,455	$13,455

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113,346, which was unfunded as of March 31, 2018.
(4)	Represents a delayed draw commitment of $136,964, which was unfunded as of March 31, 2018.
(5)	Represents a delayed draw commitment of $333,846, which was unfunded as of March 31, 2018.
(6)	Represents a delayed draw commitment of $436,574, which was unfunded as of March 31, 2018.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of March 31, 2018.
(8)	Represents a delayed draw commitment of $544,000, which was unfunded as of March 31, 2018.
(9)	Represents a delayed draw commitment of $769,231, which was unfunded as of March 31, 2018.
(10)

Position represents an unsettled buy trade as of period end. The interest rate shown represents the current contractual rate (LIBOR benchmark rate or floor plus spread) of the position Interest will start to accrue when the trade settles. The LIBOR benchmark rate remains at zero until defined at settlement.

(11)	Issuer pays 2.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Issuer pays 4.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(13)	Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Below is certain summarized financial information for Logan JV as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017:

Selected Balance Sheet Information

	As of March 31, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $292,366 and $252,710, respectively)	$291,199	$250,400
Cash	13,455	10,637
Other assets	962	9,605
Total assets	$305,616	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$185,853	$168,110
Payable for investments purchased	24,371	15,616
Distribution payable	3,000	3,300
Other liabilities	1,780	1,854
Total liabilities	$215,004	$188,880
Members' capital	$90,612	$81,762
Total liabilities and members' capital	$305,616	$270,642

Selected Statement of Operations Information

	For the three months ended March, 31 2018	For the three months ended March, 31 2017
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,504	$4,092
Fee income	59	128
Total revenues	4,563	4,220
Credit facility expenses (1)	1,798	1,376
Other fees and expenses	117	76
Total expenses	1,915	1,452
Net investment income	2,648	2,768
Net realized gains	58	227
Net change in unrealized appreciation (depreciation) on investments	1,143	147
Net increase in members' capital from operations	$3,849	$3,142

(1)

As of March 31, 2018, Logan JV had 188,417 of outstanding debt under its credit facility with an effective interest rate of 3.98% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under its credit facility with an effective interest rate of 3.92% per annum.

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

For the three months ended March 31, 2018 and 2017, we recognized interest income totaling $0.4 million and $0.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.26 and 2.24 at March 31, 2018 and December 31, 2017, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018				December 31, 2017
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$62.7	10.1%	$68.8	11.5%	$63.1	9.9%	$69.4	11.4%
2(b)	437.3	70.4%	437.2	72.8%	436.1	68.1%	437.9	71.9%
3(c)	54.3	8.7%	47.1	7.9%	69.4	10.8%	60.7	10.0%
4(d)	23.6	3.8%	23.6	3.9%	28.4	4.4%	20.0	3.3%
5(e)	43.7	7.0%	23.2	3.9%	43.4	6.8%	20.7	3.4%
Total	$621.6	100.0%	$599.9	100.0%	640.4	100.0%	608.7	100.0%

(a)	As of March 31, 2018 and December 31, 2017, Investment Score “1” included $0.0 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of March 31, 2018 and December 31, 2017, Investment Score “2” included $148.0 million and $147.3 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of March 31, 2018 and December 31, 2017, Investment Score “3” included $35.2 million and $48.9 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of March 31, 2018 and December 31, 2017, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of March 31, 2018 and December 31, 2017, Investment Score “5” included $13.1 million and $12.6, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2018, we had loans on non-accrual status with an amortized cost basis of $41.4 million and fair value of $5.7 million. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2018 and December 31, 2017. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three months ended March 31, 2018 and 2017

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

The following shows the breakdown of investment income for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Interest income on debt securities
Cash interest	$11.6	$12.5
PIK interest	0.2	0.8
Prepayment premiums	0.1	0.1
Net accretion of discounts and other fees	0.7	1.1
Total interest on debt securities	12.6	14.5
Dividend income	2.6	3.1
Interest income on other income-producing securities	1.0	1.3
Fees related to Greenway and Greenway II	0.3	0.3
Other income (1)	0.2	0.6
Total investment income	$16.7	$19.8

(1)	For the three months ended March 31, 2018 and 2017, we recognized $0.1 and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three month periods was primarily due to the contraction in overall investment portfolio since March 31, 2017, which led to lower interest income, and lower dividend income from certain equity investments.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Accumulated PIK balance, beginning of period	$3.9	$3.1
PIK income capitalized/receivable	0.2	0.9
Accumulated PIK balance, end of period	$4.1	$4.0

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2018 and 2017.

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

The following shows the breakdown of expenses for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Expenses
Interest and fees on Borrowings (a)	$3.9	$4.3
Base management fees	2.3	2.6
Incentive fees (b)	—	1.3
Other expenses	1.0	0.9
Administrator expenses	0.6	0.8
Total expenses	7.8	9.9
Income tax provision, excise and other taxes (c)	0.1	0.2
Total expenses after taxes	$7.9	$10.1

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)	For the three months ended March 31, 2018 and 2017, the ordinary income incentive fee expense was $0 and $1.3 million.

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three month periods was due primarily to lower net incentive fees due to portfolio performance, lower borrowing expenses due to a decrease in average borrowings outstanding and lower base management fees as a result of portfolio contraction.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $8.8 million, or $0.27 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended March 31, 2018, as compared to $9.7 million, or $0.29 per common share based on a weighted average of 32,925,369 common shares outstanding for the three months ended March 31, 2017.

The decrease in net investment income between the three month periods is primarily attributable a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans put on non-accrual status.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2018 and 2017 (in millions):

	For the three months ended March 31,
	2018	2017
Aerogroup International Inc. (1)	$(4.9)	$—
Charming Charlie LLC (2)	(8.3)	—
Flagship VII, Ltd.	—	(0.8)
Flagship VIII, Ltd.	—	(0.7)
Gryphon Partners 3.5, L.P.	—	0.6
Other	0.1	—
Net realized losses	$(13.1)	$(0.9)

(1)

During the three months ended March 31, 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $8.0 million reflected as escrow receivable. A realized loss on the investment of $4.9 million was offset by a reversal of unrealized prior period depreciation of $2.2 million.

(2)

During the three months ended March 31, 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. See “Consolidated Financial Statements - Consolidated Schedule of Investments as of March 31, 2018” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31,
	2018	2017
Gross unrealized appreciation on investments	$4.7	$5.7
Gross unrealized depreciation on investments	(5.1)	(10.9)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	10.4	1.5
Total	$10.0	$(3.7)

The net change in unrealized appreciation (depreciation) on our investments for the three months ended March 31, 2018 and 2017 was primarily the result of the reversal of prior period net unrealized depreciation related to certain restructured and exited investments and the performance of certain portfolio investments, including certain control investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2018 and 2017, we recognized a provision benefit for tax on unrealized gains on investments of ($0.0) million and $0.2 million for consolidated subsidiaries, respectively. As of March 31, 2018 and December 31, 2017, $1.8 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Realized and Unrealized Appreciation (Depreciation) of Interest Rate Derivative

The interest rate derivative was entered into on May 10, 2012 and expired on May 10, 2017. Unrealized depreciation reflects the value of the interest rate derivative agreement at the end of the reporting period. For the three months ended March 31, 2017, the net change of unrealized appreciation (depreciation) on interest rate derivative totaled $0.0 million, which is listed under net change in unrealized appreciation (depreciation) on interest rate derivatives in the Consolidated Statement of Operations.

We measure realized gains or losses on the interest rate derivative based upon the difference between the proceeds received or the amount paid on the interest rate derivative. For the three months ended March 31, 2017, we realized a loss of $0.0 million as interest rate derivative periodic interest payments, net on the Consolidated Statement of Operations.

Net Increase in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $6.3 million, or $0.19 per common share based on a weighted average of 32,673,590 common shares for the three months ended March 31, 2018, as compared to $5.3 million, or $0.16 per common share based on a weighted average of 32,925,369 common shares for the three months ended March 31, 2017, respectively.

The changes in net assets from operations between the three months ended March 31, 2018 and 2017 is due primarily to the fluctuation of the realized and unrealized gains and losses in the portfolio.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2017 Annual Stockholder Meeting held on June 6, 2017, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. This approval will expire on the earlier of June 6, 2018 or the date of our 2018 Annual Stockholder Meeting. We are seeking similar approval at our 2018 Annual Stockholder Meeting. There can be no assurance that these capital resources will be available.

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

We borrowed $13.5 million under our Revolving Facility for the three months ended March 31, 2018 and repaid $11.4 million our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $39.4 million (includes CAD $29.4 million converted to USD $22.0 million) under our Revolving Facility for the three months ended March 31, 2017 and repaid $14.5 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided (used) cash of $6.4 million and ($19.8) million for the three months ended March 31, 2018 and 2017, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2018, our financing activities included net borrowings of $2.1 million on our Revolving Facility and used $8.8 million for distributions to stockholders. For the three months ended March 31, 2017, our financing activities included net borrowings of $24.9 million on our Revolving Facility and used $8.9 million for distributions to stockholders.

As of March 31, 2018 and December 31, 2017, we had cash of $3.3 million and $3.6 million, respectively. We had no cash equivalents as of March 31, 2018 and December 31, 2017.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2018 and December 31, 2017 (in millions):

	As of
	March 31, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275.0	$168.8	$166.9	4.34%	$275.0	$167.3	$118.0	4.03%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
Total	$385.0	$278.8	$276.9	5.29%	$385.0	$277.3	$228.0	5.11%

(1)

As of March 31, 2018, excludes deferred financing costs of $1.1 million for the 2021 Notes and $1.7 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1.2 million for the 2021 Notes and $1.8 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2018, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on our Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.78 CAD to $1.00 USD as of March 31, 2018. As of December 31, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303.5 million to $275.0 million. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2018. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2018.

As of March 31, 2018, we had United States dollar borrowings of $146.0 million outstanding under the Revolving Facility with a weighted average interest rate of 4.38% and non-United States dollar borrowings denominated in Canadian dollars of CAD $29.4 million ($22.8 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 4.09%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

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

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

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

For the three months ended March 31, 2018, we borrowed $13.5 million and repaid $11.4 million under the Revolving Facility. For the three months ended March 31, 2017, we borrowed $39.4 million (includes CAD $29.4 million converted to USD $22.0 million) and repaid $14.5 million under the Revolving Facility.

As of March 31, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.7 million and $2.0 million were incurred in connection with the Facilities during the three months ended March 31, 2018 and 2017, respectively.

Amortization of deferred financing costs of $0.1 million and $0.2 million, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2018 and 2017. As of March 31, 2018, we had $2.7 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, we had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our asset coverage as of March 31, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receive the necessary approval and amend the Revolving Facility and Notes as described below.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2018, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2018, the carrying amount and fair value of our Notes was $110.0 million and $112.0 million, respectively. As of December 31, 2017, the carrying value and fair value of our 2021 Notes was $110.0 million and $112.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2018 and 2017, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, we had $2.8 million and $3.0 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2018 and 2017, we incurred interest expense on the Notes of approximately $1.9 and $1.9 million, respectively.

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

For the three months ended March 31, 2017, we recognized $0.0 million of realized loss from the swap agreement, which is reflected as interest rate derivative periodic interest payments, net in the Consolidated Statements of Operations.

For the three months ended March 31, 2017, we recognized $0.0 million of net change in unrealized appreciation (depreciation) from the swap agreement, which is listed under net change in unrealized depreciation on interest rate derivative in the Consolidated Statements of Operations.

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

As of March 31, 2018 and December 31, 2017, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$0.9	$4.5
	0.9	4.5
Unfunded revolving commitments
Hansons Window & Construction, Inc.	0.2	0.2
HealthDrive Corporation	0.3	0.9
Holland Intermediate Acquisition Corp.	3.0	3.0
The John Gore Organization, Inc.	0.8	0.8
Loadmaster Derrick & Equipment, Inc.	—	0.1
OEM Group, LLC	0.2	0.9
Togetherwork Holdings, LLC	—	0.1
Tri Starr Management Services, Inc.	0.5	0.5
Sciens Building Solutions, LLC	2.1	2.1
SPST Holdings, LLC	0.8	0.8
Whitney, Bradley & Brown, Inc.	0.1	0.1
	8.0	9.5
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$9.9	$15.0

The changes in fair value of our unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding. We will fund our unfunded commitments from the same sources we use to fund our investment commitments that are funded at the time they are made (which are typically existing cash and cash equivalents and borrowings under our Revolving Facility). We manage our liquidity to ensure that we have available capital to fund our unfunded commitments as necessary.

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
August 5, 2010	September 2, 2010	September 30, 2010	$0.05
November 4, 2010	November 30, 2010	December 28, 2010	$0.10
December 14, 2010	December 31, 2010	January 28, 2011	$0.15
March 10, 2011	March 25, 2011	March 31, 2011	$0.23
May 5, 2011	June 15, 2011	June 30, 2011	$0.25
July 28, 2011	September 15, 2011	September 30, 2011	$0.26
October 27, 2011	December 15, 2011	December 30, 2011	$0.28
March 6, 2012	March 20, 2012	March 30, 2012	$0.29
March 6, 2012	March 20, 2012	March 30, 2012	$0.05
May 2, 2012	June 15, 2012	June 29, 2012	$0.30
July 26, 2012	September 14, 2012	September 28, 2012	$0.32
November 2, 2012	December 14, 2012	December 28, 2012	$0.33
December 20, 2012	December 31, 2012	January 28, 2013	$0.05
February 27, 2013	March 15, 2013	March 29, 2013	$0.33
May 2, 2013	June 14, 2013	June 28, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.34
August 2, 2013	September 16, 2013	September 30, 2013	$0.08
October 30, 2013	December 16, 2013	December 31, 2013	$0.34
March 4, 2014	March 17, 2014	March 31, 2014	$0.34
May 7, 2014	June 16, 2014	June 30, 2014	$0.34
August 7, 2014	September 15, 2014	September 30, 2014	$0.34
November 4, 2014	December 15, 2014	December 31, 2014	$0.34
March 6, 2015	March 20, 2015	March 31, 2015	$0.34
May 5, 2015	June 15, 2015	June 30, 2015	$0.34
August 4, 2015	September 15, 2015	September 30, 2015	$0.34
November 3, 2015	December 15, 2015	December 31, 2015	$0.34
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There was $0 and $0.003 million of dividends reinvested for the three months ended March 31, 2018 and 2017, respectively.

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

Distributions in excess of our current and accumulated profits and earnings would be treated first as a return of capital to the extent of the stockholder’s tax basis, and any remaining distributions would be treated as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2018 distributions as of March 31, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of March 31, 2018, the percentage of 2018 income estimated as qualified interest income for tax purposes was 80.4%.

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

For the three months ended March 31, 2018 and 2017, there were no stock repurchases.

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

For the three months ended March 31, 2018 and 2017, we incurred base management fees payable to the Advisor of $2.3 million and $2.6 million, respectively. As of March 31, 2018 and December 31, 2017, $2.3 million and $2.6 million, respectively, was payable to the Advisor.

Incentive Fee on Net Investment Income

We accepted the Advisor’s proposal to waive 100% of the incentive fees earned for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. No such fees were earned for the three month period ending March 31, 2018.

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

Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement

The incentive fee on net investment income prior to the Fee Waiver Agreement was calculated and payable, quarterly in arrears based on our preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which was expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, had a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). The Advisor received no incentive fee for any calendar quarter in which our preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeded the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee was subject to a total return requirement, which provided that no incentive fee in respect of our preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that was payable in a calendar quarter was limited to the lesser of (i) 20% of the amount by which our  preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” was the amount, if positive, of the sum of our preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that was attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent the Advisor actually received such interest in cash, and any accrual thereof was be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There was no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.For the three months ended March 31, 2018 and 2017, we incurred $0 and $1.3 million, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior three months were the result of realized and unrealized losses in the portfolio. As of March 31, 2018 and December 31, 2017, $0.0 and $0.1 million, respectively, of such incentive fees are currently payable to the Advisor. As of March 31, 2018 and December 31, 2017, $1.0 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement of March 31, 2018 and December 31, 2017.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2018 and 2017, we incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2018 and 2017, we incurred administrator expenses of $0.6 million and $0.8 million, respectively. As of March 31, 2018 and December 31, 2017, $0.1 and $0.0 million of administrator expenses were due from the Advisor, respectively.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.0 million. As of March 31, 2018, all commitments have been called. Our nominal investment in Greenway is reflected in the March 31, 2018 and December 31, 2017 Consolidated Schedules of Investments. As of March 31, 2018, distributions representing 125.5% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through March 31, 2018 totaled $188.3 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three months ended March 31, 2018, we earned $0.0 million in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2017, we recorded a net reduction of fees of $0.0 million related primarily to unrealized incentive fees related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $0.0 million and $0.1 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of March 31, 2018, all commitments have been called. Our nominal investment in Greenway II is reflected in the March 31, 2018 and December 31, 2017 Consolidated Schedules of Investments. As of March 31, 2018, distributions representing 72.1% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through March 31, 2018 totaled $134.9 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2018 and 2017, we earned $0.2 million and $0.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. As of March 31, 2018 and December 31, 2017, $0.3 million and $0.3 million of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended March 31, 2018 and 2017, we recognized $0 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of March 31, 2018 and December 31, 2017, there was $0.3 million and $0.2 million due to affiliate, respectively, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2018 and December 31, 2017, the Advisor owed $0.1 million and $0.0 million, respectively, of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of March 31, 2018 and December 31, 2017, $0.3 million and $0.4 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of March 31, 2018, we had $2.7 million of dividends receivable from Logan JV and C&K Market, Inc., $0.4 million of fees from OEM Group, LLC, $0.3 million of interest from Copperweld Bimetallics, LLC and $0.1 million of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable and $0.3 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, we had $3.5 million of dividends receivable from Logan JV and C&K Market, Inc., $0.5 million of interest and fees from OEM Group, LLC included in interest, dividends, and fees receivable, $0.2 million of interest from Copperweld Bimetallics LLC, $0.1 million of interest from Loadmaster Derrick & Equipment, Inc., and $0.3 million of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.1 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in our investments in funds. The remaining term of our investments in funds is expected to be one to six years.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2018, we had loans on non-accrual status with an amortized cost basis of $41.4 million and fair value of $5.7 million. As of March 31, 2017, we had loans on non-accrual status with an amortized cost basis of $13.4 million and fair value of $0.8 million.

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

Interest income from our investment in the TRA investment is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows with any remaining amount recorded to the cost basis of the investment. We monitor the anticipated cash flows from our TRA investment and will adjust our effective yield periodically as needed.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the three months ended March 31, 2018 and 2017 we incurred U.S. federal excise tax and other tax expenses of $0.1 million and $0.1 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three months ended March 31, 2018 and 2017 (in millions):

	For the three months ended March 31,
	2018	2017
Current income tax provision:
Current income tax benefit (provision)	$—	$(0.1)
Current tax provision on realized gain on investments	—	—

Deferred income tax benefit:
Deferred income tax benefit	—	—
(Provision) benefit for taxes on unrealized gain on investments	—	0.2

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2018 and December 31, 2017, $0.0 million and $0.0 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2018 and December 31, 2017, $1.8 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of March 31, 2018 and December 31, 2017, $2.1 million (net of $2.2 million allowance) and $2.7 million (net of $1.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. We believe that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

From April 1, 2018 through May 2, 2018, we made follow-on investments of $8.5 million at a combined weighted average yield based upon cost at the time of the investment of 7.7%.

On April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (we and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, we funded $0.9 million of the remaining unfunded commitments under our DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, our debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, we provided $8.9 million of commitments under a vendor financing facility.

On May 1, 2018, we received proceeds of $26.6 million from the repayment of our subordinated debt and realization of our preferred equity interest in A10 Capital, LLC, which included prepayment premiums of $0.3 million.

On May 1, 2018, our board of directors declared a dividend of $0.27 per share payable on June 29, 2018 to stockholders of record at the close of business on June 15, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2018, 92.8% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of March 31, 2018 and December 31, 2017, the weighted average interest rate floor on our floating rate loans was 0.93% and 0.94%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our March 31, 2018, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$12.4	$5.1	$7.3
Up 200 basis points	$8.3	$3.4	$4.9
Up 100 basis points	$4.1	$1.7	$2.4
Down 300 basis points	$(3.7)	$(3.1)	$(0.6)
Down 200 basis points	$(3.7)	$(3.1)	$(0.6)
Down 100 basis points	$(2.9)	$(1.7)	$(1.2)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three months ended March 31, 2018 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments, including borrowings under our Revolving Facility, that could affect net increase in net assets resulting from operations, or net income.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 6, 2018 other than as follows:

Recent legislation may allow us to incur additional leverage.

The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows a “required majority” (as defined in Section 57(o) of the 1940 Act) of our directors to approve an increase in our leverage capacity, and such approval would become effective after one year from the date of approval. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage.

As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% (i.e., the amount of debt may not exceed 66 2/3% of the value of our assets). Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then the additional leverage would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not increased our leverage. Conversely, if the value of our assets decreases, the additional leverage would cause net asset value to decline more sharply than it otherwise would have had we not increased our leverage. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the additional leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not increased our leverage. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique.

In addition, the ability of BDCs to increase their leverage will increase the capital available to BDCs and thus competition for the investments that we seek to make. This may negatively impact pricing on the investments that we do make and adversely affect our net investment income and results of operations.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been on-going discussion and commentary regarding potential significant changes to United States trade policies, treaties and tariffs. The current administration, along with United States Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to the trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

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

There were no stock repurchases during the three months ended March 31, 2018 and 2017. The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2018 through January 31, 2018	—	$—	—	$19,747,919
February 1, 2018 through February 28, 2018	—	$—	—	$19,747,919
March 1, 2018 through March 31, 2018	—	$—	—	$20,000,000
	-	$-	-

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 2, 2018	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: May 2, 2018	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer