Form 10-Q
period 2018-06-30
THL Credit, Inc.
filed 2018-08-08
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 8, 2018 was 32,673,590.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2018

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $363,060 and $484,816, respectively)	$354,505	$449,951
Controlled investments (cost of $177,577 and $155,547, respectively)	177,724	158,736
Non-controlled, affiliated investments (cost of $23,655 and $4, respectively)	26,752	4
Cash	12,545	3,617
Escrow receivable	6,597	—
Interest, dividends, and fees receivable	7,714	7,835
Deferred financing costs	2,600	2,890
Deferred tax assets	2,047	2,661
Prepaid expenses and other assets	1,618	1,583
Due from related parties	570	407
Total assets	$592,672	$627,684
Liabilities:
Loans payable ($143,201 and $167,317 face amounts, respectively, reported net of deferred financing costs of $0 and $0, respectively. See Note 7)	$143,201	$167,317
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $2,654 and $2,985, respectively. See Note 7)	107,345	107,015
Accrued expenses and other payables	2,449	2,829
Base management fees payable	2,333	2,556
Deferred tax liability	1,833	2,336
Accrued incentive fees	888	972
Accrued interest and fees	337	551
Other deferred liabilities	23	79
Total liabilities	258,409	283,655
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,674 and 32,674 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	33	33
Paid-in capital in excess of par	433,974	434,197
Net unrealized depreciation on investments, net of provision for taxes of $1,665 and $1,511, respectively	(6,654)	(34,660)
Accumulated net realized losses	(102,954)	(67,393)
Accumulated undistributed net investment income	9,762	11,150
Total net assets attributable to THL Credit, Inc.	334,161	343,327
Net assets attributable to non-controlling interest	102	702
Total net assets	$334,263	$344,029
Total liabilities and net assets	$592,672	$627,684
Net asset value per share attributable to THL Credit, Inc.	$10.23	$10.51

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$12,780	$13,802	$24,986	$27,735
Dividend income	17	139	17	139
Other income	432	1,030	551	1,495
From non-controlled, affiliated investments:
Interest income	609	—	609	—
Other income	288	284	543	540
From controlled investments:
Interest income	1,363	1,768	2,767	3,647
Dividend income	2,827	3,111	5,440	6,241
Other income	41	141	133	282
Total investment income	18,357	20,275	35,046	40,079
Expenses:
Interest and fees on borrowings	3,791	3,941	7,357	7,813
Base management fees	2,333	2,658	4,652	5,212
Incentive fees	(9)	1,151	(9)	2,465
Administrator expenses	537	711	1,128	1,537
Other general and administrative expenses	573	541	996	1,046
Amortization of deferred financing costs	312	405	620	805
Professional fees	373	429	710	704
Directors' fees	204	169	398	349
Total expenses	8,114	10,005	15,852	19,931
Income tax provision, excise and other taxes	144	116	268	305
Net investment income	10,099	10,154	18,926	19,843
Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(22,254)	(10,053)	(35,467)	(10,951)
Non-controlled, affiliated investments	(3,125)	—	(3,125)	—
Controlled investments	245	—	343	—
Foreign currency transactions	(202)	(1)	(203)	(74)
Net realized loss on investments	(25,336)	(10,054)	(38,452)	(11,025)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	16,349	346	26,919	(2,924)
Non-controlled, affiliated investments	3,091	—	3,091	—
Controlled investments	(2,723)	457	(3,044)	(19)
Translation of assets and liabilities in foreign currencies	533	(593)	1,193	(519)
Net change in unrealized appreciation (depreciation) on investments	17,250	210	28,159	(3,462)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(353)	54	(601)	113
Net realized and unrealized loss from investments	(8,439)	(9,790)	(10,894)	(14,374)
Provision for taxes on realized gain on investments	—	(835)	—	(835)
(Provision) benefit for taxes on unrealized gain on investments	(121)	1,744	(154)	1,896
(Provision) benefit for taxes on realized and unrealized gain on investments	(121)	909	(154)	1,061
Net (decrease) increase in net assets resulting from operations	$1,539	$1,273	$7,878	$6,530
Net investment income per common share:
Basic and diluted	$0.31	$0.31	$0.58	$0.60
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.05	$0.04	$0.24	$0.20
Dividends declared and paid	$0.27	$0.27	$0.54	$0.54
Weighted average shares of common stock outstanding:
Basic and diluted	32,674	32,873	32,674	32,899

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2018	2017
Increase in net assets from operations:
Net investment income	$18,926	$19,843
Net realized loss on investments	(38,452)	(11,025)
Net change in unrealized appreciation (depreciation) on investments	28,159	(3,462)
Provision for taxes on realized gain on investments	—	(835)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(601)	113
(Provision) benefit for taxes on unrealized gain (loss) on investments	(154)	1,896
Net increase in net assets resulting from operations	7,878	6,530
Distributions to stockholders:
Distributions to stockholders from net investment income	(17,644)	(17,753)
Total distributions to stockholders	(17,644)	(17,753)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	—	3
Repurchase of common stock	—	(1,502)
Net decrease in net assets from capital share transactions	—	(1,499)
Total decrease in net assets	(9,766)	(12,722)
Net assets at beginning of period	344,029	389,820
Net assets at end of period	$334,263	$377,098
Common shares outstanding at end of period	32,674	32,776
Capital share activity:
Shares repurchased	—	150

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$7,878	$6,530
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized (appreciation) depreciation on investments	(27,559)	2,830
Net realized loss on investments	38,660	11,494
Net realized loss on foreign exchange currency transactions	163	1
Increase in investments due to interest paid-in-kind	(468)	(1,587)
Amortization of deferred financing costs	620	805
Accretion of discounts on investments and other fees	(1,920)	(2,233)
Changes in operating assets and liabilities:
Purchases of investments	(36,418)	(61,707)
Proceeds from sale and paydown of investments	69,134	46,123
Decrease in interest, dividends and fees receivable	121	312
Decrease in deferred offering costs	148	—
(Increase) decrease in due from affiliate	(163)	66
Decrease in prepaid expenses and other assets	228	109
Increase in income taxes payable	—	876
Decrease (increase) in deferred tax asset	614	(1,467)
Increase in accrued expenses and other payables	(239)	44
Decrease in accrued credit facility fees and interest	(214)	(906)
Decrease in deferred tax liability	(503)	(586)
(Decrease) increase in base management fees payable	(223)	50
Decrease in other deferred liabilities	(56)	(229)
Decrease in accrued incentive fees payable, net	(84)	(1,004)
Net cash provided by (used in) operating activities	49,719	(479)
Cash flows from financing activities:
Repurchase of common stock	—	(1,502)
Borrowings under credit facility	31,000	57,879
Repayments under credit facility	(54,088)	(40,500)
Issuance of shares of common stock from dividend reinvestment	—	3
Distributions paid to stockholders	(17,644)	(17,753)
Financing and offering costs paid	(59)	(100)
Net cash used in financing activities	(40,791)	(1,973)
Net increase (decrease) in cash	8,928	(2,452)
Cash, beginning of period	3,617	6,376
Cash, end of period	$12,545	$3,924
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$6,919	$7,486
Income taxes paid	$6	$25
PIK income earned	$772	$1,101

Non-cash Operating Activities:

For the three months ended June 30, 2018 and 2017, 0 shares and 0.3 shares of common stock were issued in connection with dividend reinvestments of $0 and $3, respectively. For the six months ended June 30, 2018 and 2017, 0 shares and 0.3 shares of common stock were issued in connection with dividend reinvestments of $0 and $3, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—106.06% of net asset value
First lien senior secured debt
—89.72% of net asset value
Canada
—4.58% of net asset value
Fairstone Financial Inc. (7)(16)(25)	Financial services	8.7% (CDOR + 7%)	3/31/2017	3/31/2023	$15,204	$15,001	$15,280
				Subtotal Canada	$15,204	$15,001	$15,280
Midwest
—10.21% of net asset value
1-800 Hansons, LLC (30)	IT services	8.8% (LIBOR + 6.5%)	10/19/2017	10/19/2022	$3,912	$3,850	$3,883
1-800 Hansons, LLC (30)	IT services	8.8% (LIBOR + 6.5%)	10/19/2017	10/19/2022	72	67	72
BeneSys Inc.	Business services	12.4% (LIBOR + 10.3%)	3/31/2014	3/31/2019	10,685	10,655	10,685
BeneSys Inc. (9)	Business services	12.4% (LIBOR + 10.3%)	8/1/2014	3/31/2019	436	435	436
Home Partners of America, Inc. (16)	Consumer products and services	8.3% (LIBOR + 6.3%)	10/13/2016	10/13/2022	7,811	7,699	7,888
Home Partners of America, Inc. (16)(31)	Consumer products and services	8.3% (LIBOR + 6.3%)	6/29/2018	10/13/2022	—	—	—
Matilda Jane Holdings, Inc.	Consumer products and services	10.6% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,209	11,179
				Subtotal midwest	$34,324	$33,915	$34,143
Northeast
—25.26% of net asset value
Alex Toys, LLC	Consumer products and services	13.1% (LIBOR + 10.8%) (12.3% Cash + 0.75% PIK)	6/30/2014	8/15/2019	$24,264	$24,112	$22,324
Anexinet Corp.	IT services	8.6% (LIBOR + 6.5%)	7/28/2017	7/28/2022	16,956	16,678	16,787
Constructive Media, LLC	Media, entertainment and leisure	12.3% (LIBOR + 10%)	11/23/2015	11/23/2020	11,130	11,021	11,130
Dodge Data & Analytics LLC	IT services	11.1% (LIBOR + 8.8%)	11/20/2014	10/31/2019	10,359	10,301	10,359
HealthDrive Corporation	Healthcare	10.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,850	9,732	9,776
HealthDrive Corporation (9)	Healthcare	10.1% (LIBOR + 8.1%)	11/21/2016	11/21/2021	2,000	1,976	2,000
smarTours, LLC	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	6,284	6,175	6,237
smarTours, LLC (9)(10)	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(13)	—
Women's Health USA	Healthcare	8.4% (LIBOR + 6.6%) (8)	8/9/2017	8/9/2022	5,884	5,790	5,855
				Subtotal northeast	$86,727	$85,772	$84,468
Southeast

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—10.7% of net asset value
Sciens Building Solutions, LLC	Business services	9.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	$9,563	$9,420	$9,468
Sciens Building Solutions, LLC (9)	Business services	9.6% (LIBOR + 7.3%)	2/2/2017	2/2/2022	160	122	160
Virtus Pharmaceuticals, LLC	Healthcare	11.8% (8)	7/17/2014	7/17/2019	24,013	23,867	23,653
Whitney, Bradley & Brown, Inc.	Business services	11.1% (LIBOR + 9%)	10/18/2017	10/18/2022	2,481	2,438	2,487
				Subtotal southeast	$36,217	$35,847	$35,768
Southwest
—32.69% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.6% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$10,793	$10,793	$10,685
Hart InterCivic, Inc.	IT services	12.8% (LIBOR + 10.5%)	3/31/2016	3/31/2019	24,717	24,591	24,965
Holland Intermediate Acquisition Corp.	Energy / utilities	11.3% (LIBOR + 9%)	5/29/2013	5/29/2020	21,773	21,773	20,248
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.3% (LIBOR + 9%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.6% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,454	23,404
LAI International, Inc.	Industrials and manufacturing	10.5% (8)	10/22/2014	10/22/2019	21,739	21,600	21,521
LAI International, Inc. (9)	Industrials and manufacturing	9.0% (8)	10/22/2014	10/22/2019	4,464	4,464	4,419
LAI International, Inc. (9)	Industrials and manufacturing	12.7% (8)	4/24/2017	10/22/2019	4,061	4,018	4,020
				Subtotal southwest	$112,183	$111,693	$109,262
West
—6.28% of net asset value
It's Just Lunch International LLC	Media, entertainment and leisure	10.6% (LIBOR + 8.5%)	7/28/2016	7/28/2021	$5,500	$5,431	$5,500
MeriCal, LLC	Consumer products and services	11% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,643	15,379	15,487
				Subtotal west	$21,143	$20,810	$20,987

			Subtotal first lien senior secured debt		$305,798	$303,038	$299,908

Second lien debt
—7.74% of net asset value
Northeast
—3.58% of net asset value
Merchants Capital Access, LLC (16)	Financial services	12.8% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,885	$11,940
				Subtotal northeast	$12,000	$11,885	$11,940
Southeast
—2.65% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
MB Medical Operations LLC	Healthcare	11.1% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,131	$9,001	$8,856
				Subtotal southeast	$9,131	$9,001	$8,856
West
—1.51% of net asset value
Gold, Inc.	Consumer products and services	10.0%	12/31/2012	6/30/2022	$5,165	$5,165	$5,062
				Subtotal west	$5,165	$5,165	$5,062

			Subtotal second lien debt		$26,296	$26,051	$25,858

Subordinated debt
—1.91% of net asset value
Southeast
—1.91% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	12/31/2018	$9,130	$9,130	$6,391
			Subtotal southeast		$9,130	$9,130	$6,391

			Subtotal subordinated debt		$9,130	$9,130	$6,391

Equity investments
—2.09% of net asset value
Midwest
—0.17% of net asset value
Hostway Corporation (20)	IT services		12/27/2013	12/13/2020	20,000	$1,800	$—
Hostway Corporation (19)	IT services		12/27/2013		1,800	200	196
Matilda Jane Holdings, Inc. (13)(19)	Consumer products and services		4/28/2017		488,896	489	376
			Subtotal midwest			$2,489	$572
Northeast
—1.16% of net asset value
Alex Toys, LLC (12)(13)(14)(20)	Consumer products and services		5/22/2015		153.85	$1,000	$—
Alex Toys, LLC (12)(13)(14)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Constructive Media, LLC (12)(20)	Media, entertainment and leisure		11/23/2015		750,000	750	512
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		50	—	—
Specialty Brands Holdings, LLC (20)	Restaurants		6/29/2018		1,061	—	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
SPST Holdings, LLC (12)(14)(20)	Consumer products and services		10/31/2017		215,827	216	231
Wheels Up Partners, LLC (12)(14)(20)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$3,854	$3,867
Southeast
—0.24% of net asset value
Firebirds International, LLC (12)(20)	Restaurants		5/17/2011		1,906	$191	$422
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		231.82	244	390
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		589.76	590	—
			Subtotal southeast			$1,152	$812
Southwest
—0.33% of net asset value
Allied Wireline Services, LLC (12)(14)(20)	Energy / utilities		2/28/2014		618,867.92	$619	$342
Dimont & Associates, Inc. (20)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (20)	Consumer products and services		4/30/2014		1,902.04	1,716	578
Sciens Building Solutions, LLC (12)(19)	Business services		7/12/2017		170.39	170	178
			Subtotal southwest			$2,634	$1,098
West
—0.19% of net asset value
MeriCal, LLC (12)(13)(20)	Consumer products and services		9/30/2016	9/30/2021	5,124.30	$10	$50
MeriCal, LLC (12)(13)(19)	Consumer products and services		9/30/2016		500.29	505	574
			Subtotal west			$515	$624

				Subtotal equity		$10,644	$6,973

Warrants
—0.08% of net asset value
Southwest
—0.08% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities		2/28/2014		501,159.24	$175	$277
				Subtotal southwest		$175	$277

				Subtotal warrants		$175	$277

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Investment in payment rights
—3.35% of net asset value
Northeast
—3.35% of net asset value
Duff & Phelps Corporation (15)(16)	Financial services	14.4% (8)	6/1/2012			$10,348	$11,214
				Subtotal northeast		$10,348	$11,214

			Subtotal investment in payment rights			$10,348	$11,214

Investments in funds
—1.16% of net asset value
Midwest
—0.86% of net asset value
Freeport Financial SBIC Fund LP (16)(26)	Financial services		6/14/2013			$2,957	$2,889
				Subtotal midwest		$2,957	$2,889
West
—0.3% of net asset value
Gryphon Partners 3.5, L.P. (16)(26)	Financial services		11/20/2012			$717	$995
				Subtotal west		$717	$995

			Subtotal investments in funds			$3,674	$3,884

Total non-controlled/non-affiliated investments
—106.06% of net asset value						$363,060	$354,505

Controlled investments
—53.17% of net asset value

First lien senior secured debt
—13.02% of net asset value
Northeast
—1.77% of net asset value
Tri Starr Management Services, Inc. (17)(22)	Business services	8.8% (ABR + 3.8%)	7/22/2016	9/30/2018	$46	$46	$46
Tri Starr Management Services, Inc. (17)(23)	Business services	6.8% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	655	669
Tri Starr Management Services, Inc. (17)	Business services	6.8% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	283	291
Tri Starr Management Services, Inc. (17)	Business services	6.8% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,480	2,545
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Tri Starr Management Services, Inc. (17)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,654	1,556	1,654
Tri Starr Management Services, Inc. (17)(21)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,102	320	717
Tri Starr Management Services, Inc. (17)(21)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,322	1,062	—
				Subtotal northeast	$9,629	$6,402	$5,922
Southeast
—2.12% of net asset value
Loadmaster Derrick & Equipment, Inc. (17)(21)	Energy / utilities	11.9% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$8,315	$7,307	$3,326
Loadmaster Derrick & Equipment, Inc. (17)(21)	Energy / utilities	13.7% (LIBOR+ 12% PIK)	7/1/2016	12/31/2020	1,885	1,053	—
Loadmaster Derrick & Equipment, Inc. (17)	Energy / utilities	12.6% (LIBOR + 10.3%)	1/17/2017	12/31/2020	3,750	3,750	3,750
				Subtotal southeast	$13,950	$12,110	$7,076
Southwest
—9.13% of net asset value
OEM Group, LLC (17)	Industrials and manufacturing	11.6% (LIBOR + 9.5%) (7.6% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$18,703	$18,703	$18,703
OEM Group, LLC (17)	Industrials and manufacturing	11.6% (LIBOR + 9.5%) (7.6% Cash + 4.0% PIK)	3/16/2016	6/30/2022	8,930	8,921	8,930
OEM Group, LLC (17)	Industrials and manufacturing	11.6% (LIBOR + 9.5%) (7.6% Cash + 4.0% PIK)	6/26/2018	6/30/2022	2,900	2,725	2,900
				Subtotal southwest	$30,533	$30,349	$30,533

			Subtotal first lien senior secured debt		$54,112	$48,861	$43,531

Second lien debt
—1.62% of net asset value
Southeast
—1.62% of net asset value
Copperweld Bimetallics LLC (17)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—14% of net asset value
Northeast
—2.7% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Tri Starr Management Services, Inc. (17)(20)	Business services		7/22/2016		0.720	$3,136	$9,009
				Subtotal northeast		$3,136	$9,009
Northwest
—4.66% of net asset value
C&K Market, Inc. (17)(20)	Retail & grocery		11/3/2010		1,992,365	$2,270	$5,611
C&K Market, Inc. (17)(19)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal northwest		$13,226	$15,573
Southeast
—6.17% of net asset value
Copperweld Bimetallics LLC (17)(19)(27)	Industrials and manufacturing		10/5/2016		676.93	$3,385	$3,920
Copperweld Bimetallics LLC (17)(20)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	16,705
Loadmaster Derrick & Equipment, Inc. (17)(19)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (17)(20)	Energy / utilities		12/21/2016		2,955.600	—	—
				Subtotal southeast		$13,449	$20,625
Southwest
—0.47% of net asset value
OEM Group, LLC (12)(13)(17)(24)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$1,578
				Subtotal southwest		$8,890	$1,578

				Subtotal equity		$38,701	$46,785
Investments in funds
—24.53% of net asset value
Northeast
—24.53% of net asset value
THL Credit Logan JV LLC (12)(16)(17)(18)(20)(26)	Investment funds and vehicles		12/3/2014		—	$84,600	$81,993
				Subtotal northeast		84,600	81,993

			Subtotal investments in funds			$84,600	$81,993
Total controlled investments
—53.17% of net asset value						$177,577	$177,724

Non-controlled/affiliated investments
—8.00% of net asset value

First lien senior secured debt

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—7.36% of net asset value
Southwest
Charming Charlie LLC (28)	Retail & grocery	12.4% (LIBOR + 10%) (7.4% Cash + 5.0% PIK)	4/24/2018	4/24/2023	11,183	$10,750	$11,182
Charming Charlie LLC (28)	Retail & grocery	12.4% (LIBOR + 10%) (3.4% Cash + 9.0% PIK)	4/24/2018	4/24/2023	13,419	12,901	13,419
Charming Charlie LLC (28)(29)	Retail & grocery		4/24/2018	5/15/2019	—	—	—
				Subtotal southwest		$23,651	$24,601

				Subtotal first lien senior secured debt		$23,651	$24,601
Equity investments
—0.64% of net asset value
Southwest
Charming Charlie LLC	Retail & grocery		4/24/2018		128,307,716.47	$—	$2,147
				Subtotal southwest		$—	$2,147

				Subtotal equity		$—	$2,147
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(16)(20)(26)	Investment funds and vehicles		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(16)(20)(26)	Investment funds and vehicles		3/1/2013			3	3
				Subtotal northeast		$4	$4

			Subtotal investments in funds			$4	$4

Total non-controlled/affiliated investments
—8.00% of net asset value						$23,655	$26,752

Total investments—167.23% of net asset value						$564,292	$558,981

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

(1)

All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act of 1933, as amended, or the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)	All investments are pledged as collateral under the Revolving Facility.
(3)

As of June 30, 2018, 23.6% and 23.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of June 30, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.09%, 2.17%, 2.34% and 2.50%, respectively. As of June 30, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.67%, 1.70%, 1.77% and 1.94%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of June 30, 2018.
(16)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(17)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended June 30, 2018 in which the issuer was a portfolio company that the Company is deemed to control.

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

(19)	Preferred stock.
(20)	Common stock and member interest.
(21)	Loan was on non-accrual as of June 30, 2018.
(22)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(23)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(24)	Includes $577 of cost and $102 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2018.
(25)	Canadian denominated investment with a par and fair market value of CAD $20,000 and CAD $20,100, respectively.
(26)	Investment is measured at fair value using net asset value.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2018

(dollar amounts in thousands)

(unaudited)

(27)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
(28)

During the three months ended March 31, 2018 the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP (as defined in Note 2), the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest. On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,602 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility (see tickmark 29 for further description). For the three months ended June 30, 2018, as part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

(29)

In conjunction with the emergence from bankruptcy on April 24, 2018, a $20,000 vendor financing facility was established and will backstop the payment of vendor purchase order invoices not paid by the company but submitted under the program by participating vendors. Charming Charlie LLC pays a 2.5% fee on unfunded commitments, a percentage fee on each applicable purchase order and, if drawn, an interest rate on any invoices paid by the facility. All terms, including but not limited to interest rate, vendor credit terms and applicable percentage fees, are negotiated on a vendor-by-vendor basis. As of June 30, 2018, the Company had a commitment of $8,946 with no funded commitments or unpaid invoices submitted under the vendor financing facility.

(30)	Investment formerly known as Hansons Window & Construction, Inc. The name change was effective January 1, 2018.

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
—46.14% of net asset value

First lien senior secured debt
—11.46% of net asset value
Northeast
—1.63% of net asset value
Tri Starr Management Services, Inc. (18)(23)	Business services	8.3% (ABR + 3.8%)	7/22/2016	9/30/2018	46	46	46
Tri Starr Management Services, Inc. (18)(24)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	669	627	669
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	291	269	291
Tri Starr Management Services, Inc. (18)	Business services	6.3% (LIBOR + 4.8%)	7/22/2016	9/30/2018	2,545	2,352	2,545
Tri Starr Management Services, Inc. (18)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,573	1,407	1,573
Tri Starr Management Services, Inc. (18)(22)	Business services	10.0% PIK	7/22/2016	9/30/2018	1,049	320	472
Tri Starr Management Services, Inc. (18)(22)	Business services	5.0% PIK	7/22/2016	9/30/2018	3,241	1,062	—
				Subtotal northeast	$9,414	$6,083	$5,596
Southeast
—2.05% of net asset value
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	11.3% (LIBOR + 10.3%) (5.65% Cash and 5.65% PIK)	7/1/2016	12/31/2020	$7,844	$7,307	$3,811
Loadmaster Derrick & Equipment, Inc. (18)(22)	Energy / utilities	13% PIK (LIBOR + 12% PIK)	7/1/2016	12/31/2020	1,761	1,053	—
Loadmaster Derrick & Equipment, Inc. (18)	Energy / utilities	11.9% (LIBOR+ 10.3%)	1/17/2017	12/31/2020	3,240	3,240	3,240
				Subtotal southeast	$12,623	$11,600	$7,051
Southwest
—7.78% of net asset value
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	$18,703	$18,703	$18,703
OEM Group, LLC (18)	Industrials and manufacturing	11.1% (LIBOR + 9.5%)	3/16/2016	2/15/2019	8,060	8,045	8,060
				Subtotal southwest	$26,763	$26,748	$26,763

			Subtotal first lien senior secured debt		$48,800	$44,431	$39,410

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

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Preferred stock investment return is income-producing with a stated rate of 13.0% cash and 2.0% PIK due on a monthly basis.
(15)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(16)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of December 31, 2017.
(17)	Not a qualifying asset under Section 55(a) of the 1940 Act.
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

June 30, 2018

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

The Company has established wholly owned subsidiaries, THL Credit Holdings, Inc. and THL Credit YP Holdings Inc., and also established another subsidiary, THL Credit OEMG Investor Inc., to hold its equity interest in OEM Group, LLC, where it holds a majority interest. These subsidiaries are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. Certain reclassifications have been made to conform to classifications used in the current year.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2018 and December 31, 2017.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Revolving Facility (as defined in Note 7 hereto) and public debt offering of Notes (as defined in Note 7 hereto). These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Revolving Facility and Notes, respectively.

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

Capitalized deferred financing costs related to the Notes are presented net against the respective balances outstanding on the Consolidated Statements of Assets and Liabilities. Capitalized deferred financing costs related to the Revolving Facility are presented separately on the Company’s Consolidated Statements of Assets and Liabilities. See also the disclosure in Note 7, Borrowings.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment; preliminary valuation conclusions are then documented and discussed with the investment committee of THL Credit Advisors LLC, or the Advisor;

•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and review the Advisor’s preliminary valuations in light of their own independent assessment unless the amounts are immaterial or have closed near quarter-end;

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

Debt Investments

For debt investments, the Company generally determines the fair value primarily using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA. A collateral valuation analysis is utilized when repayment is based on the sale of the underlying collateral.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2018, the Company had loans on non-accrual status with an amortized cost basis of $9,742 and fair value of $4,043. As of June 30, 2017, the Company had loans on non-accrual status with an amortized cost basis of $46,288 and fair value of $27,380.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Accumulated PIK balance, beginning of period	$4,131	$4,003	$3,922	$3,086
PIK income capitalized/receivable	565	441	774	1,358
PIK received in cash from repayments	(1,113)	(32)	(1,113)	(32)
Accumulated PIK balance, end of period	$3,583	$4,412	$3,583	$4,412

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2018 and 2017.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Distributions, for a summary of the dividends paid. For the three months ended June 30, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax expenses of $157 and $157, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax expenses of $303 and $291, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Current income tax provision:
Current income tax benefit (provision)	$(11)	$(70)	$(8)	$(174)
Current tax provision on realized gain on investments	—	(835)	—	(835)
Deferred income tax benefit:
Deferred income tax benefit	24	111	43	160
(Provision) benefit for taxes on unrealized gain on investments	(121)	1,744	(154)	1,896

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2018 and December 31, 2017, $18 and $42, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2018 and December 31, 2017, $1,833 and $2,336, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2018 and December 31, 2017, $2,047 (net of $3,743 allowance) and $2,661 (net of $1,149 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 will be effective for annual and interim reporting periods after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$368,040	$—	$—	$368,040
Second lien debt	31,273	—	—	31,273
Subordinated debt	6,391	—	—	6,391
Equity investments	55,905	—	—	55,905
Warrants	277	—	—	277
Investment in Logan JV (1)	81,993	—	—	—
Investment in payment rights	11,214	—	—	11,214
Investments in funds (1)	3,888	—	—	—
Total investments	$558,981	$—	$—	$473,100

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$407,097	$—	$—	$407,097
Second lien debt	32,765	—	—	32,765
Subordinated debt	19,105	—	—	19,105
Equity investments	69,174	—	—	69,174
Warrants	75	—	—	75
Investment in Logan JV (1)	65,410	—	—	—
Investment in payment rights	11,259	—	—	11,259
Investments in funds (1)	3,806	—	—	—
Total investments	$608,691	$—	$—	$539,475

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of June 30, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$96,201	$94,502	16.90%	28.27%
Consumer products and services	99,004	93,390	16.71%	27.94%
Investment funds and vehicles	84,604	81,997	14.67%	24.53%
IT services	57,487	56,262	10.06%	16.83%
Healthcare	51,327	50,530	9.04%	15.12%
Financial services	41,037	42,318	7.57%	12.66%
Retail & grocery	36,877	42,321	7.57%	12.66%
Energy / utilities	46,584	38,628	6.91%	11.56%
Business services	32,778	38,345	6.86%	11.47%
Media, entertainment and leisure	17,202	17,142	3.07%	5.13%
Transportation	1,000	3,124	0.56%	0.93%
Restaurants	191	422	0.08%	0.13%
Total Investments	$564,292	$558,981	100.00%	167.23%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$121,937	$117,149	19.25%	34.05%
Industrials and manufacturing	92,506	93,272	15.32%	27.11%
Financial services	75,111	77,663	12.76%	22.57%
Investment funds and vehicles	67,000	65,410	10.75%	19.01%
IT services	57,401	56,159	9.23%	16.32%
Healthcare	46,011	45,711	7.51%	13.29%
Business services	38,601	42,266	6.94%	12.29%
Energy / utilities	46,138	38,417	6.31%	11.17%
Retail & grocery	41,629	37,615	6.18%	10.93%
Media, entertainment and leisure	31,380	30,362	4.99%	8.83%
Transportation	1,000	3,124	0.51%	0.91%
Restaurants	21,653	1,543	0.25%	0.45%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the geographical concentration of our investment portfolio as of June 30, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$205,998	$208,413	37.29%	62.35%
Southwest	186,937	179,125	32.04%	53.59%
Southeast	76,562	75,316	13.47%	22.53%
Midwest	39,360	37,605	6.73%	11.25%
West	27,207	27,668	4.95%	8.28%
Northwest	13,227	15,574	2.79%	4.66%
Canada	15,001	15,280	2.73%	4.57%
Total Investments	$564,292	$558,981	100.00%	167.23%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$244,792	$221,948	36.48%	64.53%
Southwest	189,459	180,283	29.62%	52.40%
Southeast	72,451	67,579	11.10%	19.64%
Northwest	39,359	43,977	7.22%	12.78%
Midwest	44,882	43,117	7.08%	12.53%
West	27,323	27,963	4.59%	8.13%
Canada	22,101	23,824	3.91%	6.92%
Total Investments	$640,367	$608,691	100.00%	176.93%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be one to five years.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$277,586	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	14%		(13%)
	36,454	Market comparable companies (market approach)	EBITDA Multiple	4.9	x	-	5.9	x	(5.4	x)
	54,000	Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.4	x	(0.4	x)
Second lien debt	25,858	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	13%		(13%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Subordinated debt	6,391	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	50,634	Market comparable companies (market approach)	EBITDA Multiple	5.1	x	-	5.7	x	(5.4	x)
	5,271	Market comparable companies (market approach)	Revenue Multiple	1.8	x	-	2.1	x	(1.9	x)
Warrants	277	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Investment in payment rights	11,214	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$473,100

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$334,483	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	72,614	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.2	x	(4.8	x)
Second lien debt	26,237	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(13%)
	6,528	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Subordinated debt	12,425	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(14%)
	6,680	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	55,201	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.0	x	(5.7	x)
	13,973	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%		-	17%		(16%)
Warrants	75	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Investment in payment rights	11,259	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$539,475

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of the tax receivable agreement TRA, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The following table rolls forward the changes in fair value during the six months ended June 30, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$—	$539,475
Purchases	15,521	—	—	-	—	—	—	15,521
Sales and repayments	(50,066)	(950)	(12,302)	(14,067)	—	—	—	(77,385)
Unrealized appreciation (depreciation)(1)	4,348	20,430	504	1,751	202	(45)	—	27,190
Realized (loss) gain	(10,748)	(21,013)	(1,210)	(1,119)	—	—	—	(34,090)
Net amortization of premiums, discounts and fees	1,739	41	71	71	—	—	—	1,922
PIK	149	—	223	95	—	—	—	467
Ending balance, June 30, 2018	$368,040	$31,273	$6,391	$55,905	$277	$11,214	$—	$473,100
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(3,447)	$80	$(512)	$705	$202	$(45)	$—	$(3,017)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases (2)	50,383	—	1,651	1,674	—	—	—	53,708
Sales and repayments (2)	(15,526)	(16,933)	—	(5,939)	—	—	(7,225)	(45,623)
Unrealized appreciation (depreciation)(1)	(4,920)	4,350	(943)	(1,582)	59	(16)	1,457	(1,595)
Realized (loss) gain	—	(11,329)	—	1,289	—	—	(1,457)	(11,497)
Net amortization of premiums, discounts and fees	2,066	81	64	22	—	—	—	2,233
PIK	562	386	318	321	—	—	—	1,587
Transfers between categories (3)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—
Ending balance, June 30, 2017	$432,497	$51,470	$20,482	$86,099	$59	$13,273	$—	$603,880
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(5,004)	$(4,791)	$(943)	$2,568	$59	$(15)	$-	$(8,126)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructuring of investments.
(3)	Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the six months ended June 30, 2018 and 2017 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the six months ended June 30, 2018 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the six months ended June 30, 2017.

	For the six months ended June 30,
Income Statement	2018	2017
Net Sales	$276,820	$305,501
Gross Profit	$62,406	79,163
Net income (loss)	$(8,642)	(11,156)

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

As of June 30, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of June 30, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$80,600	$119,400
Perspecta Trident LLC	50,000	20,150	29,850
Total Investments	$250,000	$100,750	$149,250

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$67,000	$133,000
Perspecta Trident LLC	50,000	16,750	33,250
Total Investments	$250,000	$83,750	$166,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2018 and December 31, 2017, the Logan JV Credit Facility had $200,000 and $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.40% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2018 and December 31, 2017, Logan JV had $215,555 and $169,632 of outstanding borrowings under the credit facility, respectively.

As of June 30, 2018 and December 31, 2017, Logan JV had total investments at fair value of $294,938 and $250,400, respectively. As of June 30, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 124 and 110 different borrowers, respectively. As of June 30, 2018 and December 31, 2017, there were no loans on non-accrual status. As of June 30, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,852 and $1,426, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017
First lien secured debt, at par	$282,502	$233,904
Second lien debt, at par	23,609	22,847
Total debt investments, at par	$306,111	$256,751
Weighted average yield on first lien secured loans (1)	6.9%	6.4%
Weighted average yield on second lien loans (1)	10.1%	9.3%
Weighted average yield on all loans (1)	7.2%	6.7%
Number of borrowers in Logan JV	124	110
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,784	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2018 and December 31, 2017, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended June 30, 2018 and 2017, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,400 and $2,080, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the six months ended June 30, 2018 and 2017, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $4,800 and $4,180, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of June 30, 2018 and December 31, 2017, $2,616 and $2,640, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2018, distributions declared and earned of $9,920 for the twelve months ended June 30, 2018, represented a dividend yield to the Company of 14.1% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9,300 for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested.

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.59% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,188	$1,157	$1,203
Parq Holdings LP	Hotel, Gaming & Leisure	9.83% (LIBOR +7.5%)	12/05/2014	12/17/2020	993	986	995
PNI Canada Acquireco Corp	High Tech Industries	7.84% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,811	1,719	1,827
Total Canada						$3,862	$4,025

Germany
Rhodia Acetow	Construction & Building	7.95% (LIBOR +5.5%)	04/21/2017	05/31/2023	990	$978	$995
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	02/26/2025	2,993	2,978	3,008
Total Germany						$3,956	$4,003

United Kingdom
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	02/07/2025	2,860	$2,846	$2,839
Total United Kingdom						$2,846	$2,839

United States of America
1A Smart Start LLC	Services: Consumer	6.59% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,588	$1,583	$1,588
1A Smart Start LLC	Services: Consumer	6.84% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,438	2,424	2,438
A Place for Mom Inc	Services: Consumer	5.84% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,970	3,953	3,982
A10 Capital, LLC	Services: Business	8.58% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,952	4,950
Advanced Computer Software	High Tech Industries	6.78% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,500	1,496	1,511
Advanced Integration Technology LP	Aerospace & Defense	7.22% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,965	1,950	1,965
AgroFresh Inc.	Services: Business	7.11% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,950	1,942	1,940
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,239	2,223	2,212
Alpha Media LLC	Media: Broadcasting & Subscription	8.1% (LIBOR +6%)	02/24/2016	02/25/2022	3,172	3,074	3,013
American Sportsman Holdings Co	Retail	7.09% (LIBOR +5%)	11/22/2016	09/25/2024	3,970	3,922	3,981
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	7.73% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	68	67
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.84% (LIBOR +5.75%)	12/20/2016	12/20/2022	140	139	139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.84% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,719	1,706	1,710
AP Gaming I LLC	Hotel, Gaming & Leisure	6.34% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,475	2,469	2,498
APC Aftermarket	Automotive	7.36% (LIBOR +5%)	05/09/2017	05/10/2024	495	487	486
Aptean, Inc.	Services: Business	6.59% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,975	1,959	1,977
Avaya Inc	Telecommunications	6.32% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,601	2,575	2,608
Barbri Inc	Media: Diversified & Production	6.25% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,491	3,475	3,496
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.09% (LIBOR +4%)	11/17/2017	11/01/2023	2,966	2,952	2,996
Big Ass Fans LLC	Services: Business	6.08% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,488	2,476	2,497
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	08/23/2023	1,985	1,968	2,019
BI-LO LLC	Retail	10.33% (LIBOR +8%)	05/15/2018	05/31/2024	1,500	1,440	1,452
Bomgar Corp	Telecommunications	6.33% (LIBOR +4%)	04/17/2018	04/18/2025	2,000	1,995	2,010
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.61% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,970	2,944	2,979
Catapult Learning, Inc.	Services: Consumer	8.52% (LIBOR +6.35%)	05/22/2018	05/18/2023	4,739	4,692	4,692
Catapult Learning, Inc. (4) (14)	Services: Consumer	6.84% (LIBOR +4.5%)	05/22/2018	05/18/2023	261	(3)	(3)
CC Amulet Intermediate, LLC (5) (14)	Healthcare & Pharmaceuticals	3.34% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(15)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,462	3,427	3,427
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,963	4,942	4,938

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Commercial Barge Line Co	Transportation: Cargo	10.84% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,331	1,300	932
Constellis Holdings, LLC	Aerospace & Defense	7.33% (LIBOR +5%)	04/18/2017	04/21/2024	1,980	1,964	1,991
Conyers Park Parent Merger Sub Inc	Retail	5.86% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,985	1,976	2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.33% (LIBOR +5%)	07/14/2017	03/31/2023	4,747	4,708	4,593
Covenant Surgical Partners Inc (11)	Healthcare & Pharmaceuticals	7.11% (LIBOR +4.75%)	09/29/2017	10/04/2024	690	412	417
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.81% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,296	2,291	2,308
CPI Acquisition, Inc.	Services: Consumer	6.36% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,095	2,544
CryoLife Inc	Healthcare & Pharmaceuticals	6.33% (LIBOR +4%)	11/15/2017	12/02/2024	1,990	1,981	2,006
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,930	1,935	1,832
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.58% (LIBOR +3.25%)	12/06/2017	12/06/2024	249	249	249
DigiCert, Inc.	Services: Business	6.84% (LIBOR +4.75%)	09/20/2017	10/31/2024	998	993	998
DXP Enterprises, Inc.	Energy: Oil & Gas	6.84% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,489	1,476	1,497
Evo Payments International, LLC	Services: Business	5.36% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,607	2,587	2,603
Fleetpride	Automotive	6.59% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,674	1,625	1,687
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.84% (LIBOR +4.75%)	02/17/2017	02/23/2022	-	-	-
FullBeauty Brands LP	Retail	6.84% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,909	3,730	1,622
Gold Standard Baking, Inc.	Wholesale	8.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,910	2,903	2,706
Golden West Packaging Group LLC	Forest Products & Paper	7.34% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,872	4,849	4,878
Great Dane Merger Sub Inc	Services: Business	5.86% (LIBOR +3.75%)	05/02/2018	05/21/2025	3,000	2,985	3,015
Green Plains Inc	Chemicals, Plastics & Rubber	7.6% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,418	1,406	1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,980	1,940	1,997
Gulf Finance, LLC	Energy: Oil & Gas	7.59% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,884	1,843	1,635
Heartland Dental LLC (6)(14)	Services: Consumer	6.09% (LIBOR +3.75%)	04/19/2018	04/17/2025	196	(1)	(1)
Heartland Dental LLC	Services: Consumer	5.84% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,304	1,298	1,299
Help/Systems Holdings, Inc.	Services: Business	5.84% (LIBOR +3.75%)	03/23/2018	03/28/2025	2,000	1,995	2,003
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.84% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,975	4,952	4,913
Idera Inc	High Tech Industries	6.6% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,344	2,323	2,376
Impala Private Holdings II LLC	Services: Business	6.1% (LIBOR +4%)	11/10/2017	11/14/2024	1,658	1,651	1,659
Infoblox Inc.	High Tech Industries	6.59% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,147	2,107	2,169
Insurance Technologies	Banking, Finance, Insurance & Real Estate	8.39% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,032	3,010	3,032
Insurance Technologies (12)(14)	Banking, Finance, Insurance & Real Estate	2.34% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	-
International Textile Group Inc	Consumer goods: Durable	6.98% (LIBOR +5%)	04/20/2018	04/19/2024	1,000	995	1,007
Isagenix International LLC	Consumer goods: Non-Durable	8.08% (LIBOR +5.75%)	04/26/2018	04/26/2025	2,000	1,980	2,005
Kemet Corporation	High Tech Industries	8.09% (LIBOR +6%)	04/21/2017	04/26/2024	950	926	964
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.59% (LIBOR +4.5%)	06/10/2016	06/24/2022	3,920	3,881	3,910
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.84% (LIBOR +2.75%)	06/13/2017	06/15/2024	734	731	736
LifeScan Global Corp (13)	Healthcare & Pharmaceuticals	8.34% (LIBOR +6%)	06/19/2018	06/18/2024	2,250	2,183	2,188
LSCS Holdings Inc. (9)	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	03/09/2018	03/17/2025	544	427	430
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,171	2,160	2,171
Lyons Magnus Inc	Beverage, Food & Tobacco	5.59% (LIBOR +2.5%)	06/08/2018	11/11/2024	3,984	3,971	4,001
MAG DS Corp.	Aerospace & Defense	6.76% (LIBOR +4.75%)	06/01/2018	05/30/2025	3,000	2,970	2,993
Mavenir Systems Inc	Services: Business	8.03% (LIBOR +6%)	05/01/2018	05/01/2025	2,000	1,961	2,005
MCS Group Holdings LLC	Services: Business	7.08% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,980	1,972	1,916
MDVIP Inc	Services: Business	6.34% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,025	3,011	3,040
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.61% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	1,744	1,772

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Miller's Ale House Inc	Beverage, Food & Tobacco	6.84% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,400	2,388	2,403
Morphe, LLC	Consumer goods: Non-Durable	8.33% (LIBOR +6%)	02/21/2017	02/10/2023	2,813	2,780	2,813
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,513	4,501	4,467
New Insight Holdings Inc	Services: Business	7.86% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,990	1,898	1,960
NextCare, Inc. (10)(14)	Healthcare & Pharmaceuticals	7.09% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,403	3,371	3,369
Northern Star Holdings Inc.	Services: Business	7.08% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,239	4,219	4,245
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.09% (LIBOR +4.75%)	09/13/2017	09/13/2023	3,000	2,967	3,000
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.23% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,364	2,354	2,376
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.84% (LIBOR +3.75%)	10/06/2017	10/12/2024	1,990	1,980	2,002
OpenLink	High Tech Industries	7.33% (LIBOR +5%)	03/02/2018	03/21/2025	1,985	1,975	1,997
Output Services Group Inc	Services: Business	6.34% (LIBOR +4.25%)	03/26/2018	03/21/2024	3,721	3,703	3,759
Output Services Group Inc (8)(14)	Services: Business	6.59% (LIBOR +4.25%)	03/26/2018	03/31/2024	769	(4)	8
Park Place Technologies, LLC	Services: Business	6.09% (LIBOR +4%)	03/22/2018	03/22/2025	2,340	2,329	2,343
Ping Identity Corp	High Tech Industries	5.84% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,500	1,493	1,503
Project Leopard Holdings Inc	High Tech Industries	6.09% (LIBOR +4%)	06/21/2017	07/07/2023	1,737	1,733	1,739
PSC Industrial Outsourcing, LP	Environmental Industries	5.84% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,990	1,972	1,995
PT Holdings LLC	Wholesale	6.33% (LIBOR +4%)	12/04/2017	12/09/2024	-	-	-
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.09% (LIBOR +7%)	03/16/2018	03/21/2025	1,019	999	1,029
Red Ventures LLC	Media: Diversified & Production	6.09% (LIBOR +4%)	10/18/2017	11/08/2024	2,481	2,459	2,497
SCS Holdings Inc	Services: Business	6.34% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,751	1,741	1,758
Silverback Merger Sub Inc	High Tech Industries	5.58% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,191	1,188	1,179
Sirva Worldwide, Inc.	Transportation: Cargo	8.86% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,757	2,706	2,767
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.59% (LIBOR +4.5%)	02/21/2018	02/27/2023	3,990	3,971	3,970
SMS Systems Maintenance Services Inc	Services: Business	7.09% (LIBOR +5%)	02/09/2017	10/30/2023	2,955	2,943	2,384
SoClean, Inc	Consumer goods: Non-Durable	8.31% (LIBOR +6%)	02/13/2018	12/20/2022	3,175	3,145	3,175
Standard Media Group LLC (13)	Media: Diversified & Production	6.34% (LIBOR +4%)	06/22/2018	06/19/2025	2,000	1,990	2,003
Starfish- V Merger Sub Inc	High Tech Industries	7.09% (LIBOR +5%)	08/11/2017	08/16/2024	1,241	1,230	1,246
STS Operating, Inc.	Services: Consumer	5.84% (LIBOR +3.75%)	04/27/2018	12/11/2024	1,496	1,493	1,497
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.58% (LIBOR +4.25%)	10/11/2016	06/27/2022	809	809	812
ThoughtWorks, Inc.	High Tech Industries	6.09% (LIBOR +4%)	10/06/2017	10/11/2024	3,000	2,993	3,021
ThoughtWorks, Inc.	High Tech Industries	6.09% (LIBOR +4%)	04/19/2018	10/11/2024	571	569	574
ThoughtWorks, Inc. (7)(14)	High Tech Industries	6.34% (LIBOR +4%)	04/19/2018	10/12/2024	429	(2)	2
TKC Holdings Inc	Consumer goods: Durable	5.85% (LIBOR +3.75%)	06/08/2017	02/01/2023	296	295	296
TOMS Shoes LLC	Retail	7.59% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,935	1,876	1,472
Tupelo Buyer Inc	Transportation: Consumer	5.81% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,215	2,200	2,217
TV Borrower US LLC	High Tech Industries	7.08% (LIBOR +4.75%)	02/16/2017	02/22/2024	988	983	990
Uber Technologies, Inc.	Transportation: Consumer	6% (LIBOR +4%)	03/22/2018	04/04/2025	2,800	2,786	2,813
US Salt LLC	Chemicals, Plastics & Rubber	6.84% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,993	2,965	2,992
US Shipping Corp	Utilities: Oil & Gas	6.34% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	199	199
Utility One Source L.P.	Construction & Building	7.59% (LIBOR +5.5%)	04/07/2017	04/18/2023	990	982	1,016
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.36% (LIBOR +5%)	12/09/2014	07/01/2020	2,061	1,924	1,988
Vertiv Group Corporation	Capital Equipment	6% (LIBOR +4%)	09/30/2015	11/30/2023	1,504	1,468	1,497
Viewpoint Inc	High Tech Industries	6.55% (LIBOR +4.25%)	07/18/2017	07/19/2024	993	988	997
Vistage Worldwide, Inc.	Services: Business	6.05% (LIBOR +4%)	02/06/2018	02/10/2025	2,514	2,508	2,523

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Weight Watchers International, Inc.	Beverage, Food & Tobacco	7.06% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,633	2,584	2,668
Wirepath Home Systems LLC	Services: Consumer	6.83% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,978	2,964	2,994
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.59% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,975	4,953	4,969
Yak Access LLC (13)	Construction & Building	7.34% (LIBOR +5%)	06/29/2018	06/13/2025	3,000	2,910	2,910
Zenith Merger Sub, Inc.	Services: Business	7.83% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,985	2,958	2,970
Total United States of America						$264,140	$260,500

Total Senior Secured First Lien Term Loans						$274,804	$271,367

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.59% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$998
Total Luxembourg						$993	$998

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Non-Durable	9.84% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,317	$2,339
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	9.53% (LIBOR +7.5%)	01/27/2017	02/03/2025	-	-	-
CH Hold Corp	Automotive	9.34% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,016
Constellis Holdings, LLC	Aerospace & Defense	11.33% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	987	1,012
DigiCert, Inc.	Services: Business	10.09% (LIBOR +8%)	09/20/2017	10/31/2025	750	747	734
DiversiTech Holdings Inc	Capital Equipment	9.84% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,983	2,030
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	484	503
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.09% (LIBOR +7%)	08/11/2017	08/15/2025	979	970	984
NextCare, Inc.	Healthcare & Pharmaceuticals	10.84% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	986	985
NN Inc.	Automotive	10.03% (LIBOR +8%)	05/03/2018	04/19/2023	3,000	2,941	2,985
Optiv Security Inc	Services: Business	9.31% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,456
Park Place Technologies, LLC	Services: Business	10.09% (LIBOR +8%)	03/22/2018	03/29/2026	700	693	702
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	10.09% (LIBOR +8%)	10/04/2017	10/10/2025	1,899	1,882	1,890
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	10.09% (LIBOR +8%)	10/04/2017	10/10/2025	101	100	100
Red Ventures LLC	Media: Diversified & Production	10.09% (LIBOR +8%)	10/18/2017	11/08/2025	497	490	507
SESAC Holdco II LLC	Media: Diversified & Production	9.34% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	994
TKC Holdings Inc	Consumer goods: Durable	10.1% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,837	1,856
TV Borrower US LLC	High Tech Industries	10.58% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	990
Viewpoint Inc	High Tech Industries	12.25% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	1,005
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.09% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	413
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.09% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72
Total United States of America						$22,375	$22,573

Total Second Lien Term Loans						$23,368	$23,571

Total Investments						$298,172	$294,938

Cash and cash equivalents

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Dreyfus Government Cash Management Fund						29,356	29,356
Other cash accounts						53	53
Total Cash and cash equivalents						$29,409	$29,409

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $613,171, of which $543,250 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower      rate than the contractual fully funded rate. Issuer pays 2.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $260,664, which was unfunded as of June 30, 2018. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of June 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $195,652, which was unfunded as of June 30, 2018. Issuer pays 1.875% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $428,571, which was unfunded as of June 30, 2018. Issuer pays 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $769,231, which was unfunded as of June 30, 2018. Issuer pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $544,000, of which $114,240 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.25% unfunded commitment fee on delayed dray term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $588,235, which was unfunded as of June 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $690,373, of which $276,923 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed dray term loan and/or revolving loan facilities.

(12)	Represents a delayed draw commitment of $136,964, which was unfunded as of June 30, 2018. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(13)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month Libor as of June 30, 2018 is shown to reflect possible projected interest rate.
(14)	Unfunded amount will start to accrue interest when the position is funded. 3 month Libor as of June 30, 2018 is shown to reflect possible projected interest rate.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Below is certain summarized financial information for Logan JV as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

Selected Balance Sheet Information:

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $298,172 and $252,710, respectively)	$294,938	$250,400
Capital contributions receivable	1,000	-
Cash	29,409	10,637
Other assets	4,534	9,605
Total assets	$329,881	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$213,161	$168,110
Payable for investments purchased	8,625	15,616
Distribution payable	3,270	3,300
Other liabilities	2,334	1,854
Total liabilities	$227,390	$188,880
Members' capital	$102,491	$81,762
Total liabilities and members' capital	$329,881	$270,642

Selected Statement of Operations Information:

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,458	$4,067	$9,963	$8,159
Fee income	49	97	108	224
Total revenues	5,507	4,164	10,071	8,383
Credit facility expenses (1)	2,690	1,479	4,488	2,854
Other fees and expenses	89	115	208	191
Total expenses	2,779	1,594	4,696	3,045
Net investment income	2,728	2,570	5,375	5,338
Net realized gains	220	204	279	431
Net change in unrealized appreciation (depreciation) on investments	(2,068)	(1,851)	(925)	(1,704)
Net increase in members' capital from operations	$880	$923	$4,729	$4,065

(1)

As of June 30, 2018, Logan JV had $215,555 of outstanding debt under the credit facility with an effective interest rate of 4.63% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended June 30, 2018 and 2017, the Company recognized interest income totaling $370 and $500 respectively, related to the TRA. For the six months ended June 30, 2018 and 2017, the Company recognized interest income totaling $736 and $994, respectively, related to the TRA.

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

For the three months ended June 30, 2018 and 2017, the Company incurred base management fees of $2,333 and $2,658, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred base management fees of $4,652 and $5,212, respectively. As of June 30, 2018 and December 31, 2017, $2,333 and $2,556, respectively, was payable to the Advisor.

Incentive Fee on Net Investment Income

The Company accepted the Advisor’s proposal to waive 100% of the incentive fees earned for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. No such fees were earned for the six month period ending June 30, 2018.

Subsequently, the Company accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on June 30, 2019. Such waived incentive fees shall not be subject to recoupment.

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

For the three and six months ended June 30, 2018, the Company would have incurred $377 and $1,693, respectively, of incentive fees related to ordinary income under this calculation.

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

For the three and six months ended June 30, 2018, the Company would have incurred $0 and $0, respectively, of incentive fees related to ordinary income under this calculation. For the three and six months ended June 30, 2017, the Company incurred $1,151 and $2,465, respectively, of incentive fees related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2018, the Company reversed $9 and $9, respectively, of incentive fees related to the adjustment of previously deferred incentive fee. For the three and six months ended June 30, 2017, the Company incurred $1,151 and $2,465, respectively, of incentive fees related to ordinary income.

As of June 30, 2018 and December 31, 2017, $75 and $94, respectively, of such incentive fees related to previously deferred PIK interest now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of June 30, 2018 and December 31, 2017, $888 and $972, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of June 30, 2018 and December 31, 2017.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2018 and 2017, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2018 and 2017, the Company incurred administrator expenses of $537 and $711, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred administrator expenses of $1,128 and $1,537, respectively. As of June 30, 2018 and December 31, 2017, $42 and $13 of administrator expenses were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of June 30, 2018, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the June 30, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2018, the Company earned $11 and $22, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, the Company recorded a net reduction of fees of $4 and $39 related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $24 and $76 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of June 30, 2018, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the June 30, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2018, the Company earned $235 and $479, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, the Company earned $289 and $579, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $239 and $301, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended June 30, 2018 and 2017, the Company recognized $0 and $50, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company recognized $0 and $100, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of June 30, 2018 and December 31, 2017, there were $341 and $151, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2018 and December 31, 2017, the Advisor owed $42 and $13, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2018 and December 31, 2017, $263 and $377 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2018, it had $3,289 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc., $29 of fees from OEM Group, LLC, $401 of interest from Copperweld Bimetallics, LLC and $113 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable and $190 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, it had $3,499 of dividends receivable from Logan JV and C&K Market, Inc., $460 of interest and fees from OEM Group, LLC, $169 of interest from Copperweld Bimetallics, LLC, $95 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable, and $316 of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $50 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Aerogroup International Inc. (1)	$(1,444)	$—	$(6,309)	$—
Charming Charlie LLC (2)	(3,125)	—	(11,494)	—
Fairstone Financial Inc. (3)	157	—	157	—
Flagship VII, Ltd.	—	—	—	(808)
Flagship VIII, Ltd.	—	—	—	(649)
Gryphon Partners 3.5, L.P.	48	—	48	589
Hostway Corporation	—	(951)	—	(951)
Specialty Brands Holdings, LLC (4)	(21,016)	—	(21,016)	—
Surgery Center Holdings, Inc.	—	—	—	—
THL Credit Logan JV LLC	246	—	344	—
Washington Inventory Service (5)	—	(10,378)	—	(10,378)
YP Equity Investors, LLC	—	1,263	21	1,263
Other	—	13	—	(17)
Net realized losses	$(25,134)	$(10,053)	$(38,249)	$(10,951)

(1)

In March of 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $6,597 reflected as escrow receivable. During the six months ended June 30, 2018, a realized loss on the investment of $6,309 was offset by a reversal of unrealized prior period depreciation of $2,231.

(2)

During the three months ended March 31, 2018 the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,602 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

(3)	Includes the impact of foreign exchange gain.
(4)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, the Company recognized a loss of $21,016 and reversed $20,347 of unrealized depreciation.

(5)

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

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator—net increase in net assets resulting from operations:	$1,539	$1,273	$7,878	$6,530
Denominator—basic and diluted weighted average common shares:	32,674	32,873	32,674	32,899
Basic and diluted net increase in net assets per common share resulting from operations:	$0.05	$0.04	$0.24	$0.20

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2018 and December 31, 2017:

	As of
	June 30, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275,000	$143,201	$161,628	4.58%	$275,000	$167,317	$118,021	4.03%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
Total	$385,000	$253,201	$271,628	5.52%	$385,000	$277,317	$228,021	5.11%

(1)

As of June 30, 2018, excludes deferred financing costs of $1,026 for the 2021 Notes and $1,627 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1,177 for the 2021 Notes and $1,808 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2018, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $19,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.76 CAD to $1.00 USD as of June 30, 2018. As of December 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303,500 to $275,000. The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2018. The CDOR rate on the CAD borrowings outstanding on its Revolving Facility had a one month CDOR period as of June 30, 2018.

As of June 30, 2018, the Company had borrowings of $143,201 outstanding under the Revolving Facility with a weighted average interest rate of 4.63% including non-USD borrowings denominated in Canadian dollars of CAD $19,389 ($14,739 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.14%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond our control and cannot be predicted.

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

For the six months ended June 30, 2018, the Company borrowed $31,000 and repaid $54,088 under the Revolving Facility (includes CAD $10,000 converted to USD $7,688). For the six months ended June 30, 2017, the Company borrowed $57,879 (includes CAD $29,389 converted to USD $22,629) and repaid $14,500 under the Revolving Facility.

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,930 and $3,639, respectively, were incurred in connection with the Revolving Facility for the three and six months ended June 30, 2018. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,085 and $4,100, respectively, were incurred in connection with the Revolving Facility and previously outstanding Term Loan for the three and six months ended June 30, 2017. Amortization of deferred financing costs of $145 and $238, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2018 and 2017. Amortization of deferred financing costs of $289 and $474, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2018 and 2017. As of June 30, 2018, the Company had $2,600 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, the Company had $2,890 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of June 30, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the Company will be allowed to increase its leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If the Company receives shareholder approval, it would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Company’s independent directors to approve an increase in its leverage capacity, and such approval would become effective after one year. In either case, the Company would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. As a result of this legislation, the Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% if it receives the necessary approval and amends the Revolving Facility, with lender consent, as described above.

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

As of June 30, 2018, the carrying amount and fair value of our Notes was $110,000 and $111,688, respectively. As of December 31, 2017, the carrying amount and fair value of our Notes was $110,000 and $112,652, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. Any of these deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2018 and 2017, the Company amortized approximately $167 and $167 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, the Company amortized approximately $331 and $331, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, the Company had $2,654 and $2,895 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2018 and 2017, the Company incurred interest expense on the Notes of $1,856 and $1,856, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred interest expense on the Notes of $3,713 and $3,713, respectively.

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

As of June 30, 2018 and December 31, 2017, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8,946	$4,474
Home Partners of America, Inc.	5,858	—
	14,804	4,474
Unfunded revolving commitments
Hansons Window & Construction, Inc.	241	256
HealthDrive Corporation	—	850
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
The John Gore Organization, Inc.	—	800
Loadmaster Derrick & Equipment, Inc.	—	60
OEM Group, LLC	5,920	940
Togetherwork Holdings, LLC	—	116
Tri Starr Management Services, Inc.	549	549
Sciens Building Solutions, LLC	2,396	2,055
SPST Holdings, LLC	755	755
Whitney, Bradley & Brown, Inc.	—	117
	12,861	9,498
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	380	380
	1,060	1,060
Total unfunded commitments	$28,725	$15,032

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.

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

9. Distributions

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share	Percentage Attributable to Return of Investors' Paid-In Capital
August 5, 2010	September 2, 2010	September 30, 2010	$0.05	—
November 4, 2010	November 30, 2010	December 28, 2010	$0.10	—
December 14, 2010	December 31, 2010	January 28, 2011	$0.15	—
March 10, 2011	March 25, 2011	March 31, 2011	$0.23	—
May 5, 2011	June 15, 2011	June 30, 2011	$0.25	—
July 28, 2011	September 15, 2011	September 30, 2011	$0.26	—
October 27, 2011	December 15, 2011	December 30, 2011	$0.28	—
March 6, 2012	March 20, 2012	March 30, 2012	$0.29	—
March 6, 2012	March 20, 2012	March 30, 2012	$0.05	—
May 2, 2012	June 15, 2012	June 29, 2012	$0.30	—
July 26, 2012	September 14, 2012	September 28, 2012	$0.32	—
November 2, 2012	December 14, 2012	December 28, 2012	$0.33	—
December 20, 2012	December 31, 2012	January 28, 2013	$0.05	—
February 27, 2013	March 15, 2013	March 29, 2013	$0.33	—
May 2, 2013	June 14, 2013	June 28, 2013	$0.34	—
August 2, 2013	September 16, 2013	September 30, 2013	$0.34	—
August 2, 2013	September 16, 2013	September 30, 2013	$0.08	—
October 30, 2013	December 16, 2013	December 31, 2013	$0.34	—
March 4, 2014	March 17, 2014	March 31, 2014	$0.34	—
May 7, 2014	June 16, 2014	June 30, 2014	$0.34	—
August 7, 2014	September 15, 2014	September 30, 2014	$0.34	—
November 4, 2014	December 15, 2014	December 31, 2014	$0.34	—
March 6, 2015	March 20, 2015	March 31, 2015	$0.34	—
May 5, 2015	June 15, 2015	June 30, 2015	$0.34	—
August 4, 2015	September 15, 2015	September 30, 2015	$0.34	—
November 3, 2015	December 15, 2015	December 31, 2015	$0.34	—
March 8, 2016	March 21, 2016	March 31, 2016	$0.34	—
May 3, 2016	June 15, 2016	June 30, 2016	$0.34	—
August 2, 2016	September 15, 2016	September 30, 2016	$0.34	—
November 8, 2016	December 15, 2016	December 30, 2016	$0.27	—
March 7, 2017	March 20, 2017	March 31, 2017	$0.27	—
May 2, 2017	June 15, 2017	June 30, 2017	$0.27	—
August 1, 2017	September 15, 2017	September 29, 2017	$0.27	—
November 7, 2017	December 15, 2017	December 29, 2017	$0.27	—
March 2, 2018	March 20, 2018	March 30, 2018	$0.27	—
May 1, 2018	June 15, 2018	June 29, 2018	$0.27	—
August 7, 2018	September 14, 2018	September 28, 2018	$0.27	—

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2018. There were $3 and $3, respectively, of dividends reinvested for the three and six months ended June 30, 2017.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital (reduced by the Company’s fees and expenses) to the extent of a shareholder’s adjusted tax basis in its shares. If a shareholder’s tax basis is reduced to zero, the shareholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2018 distributions as of June 30, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$10.44	$11.71	$10.51	$11.82
Net investment income, after taxes(2)	0.31	0.31	0.58	0.60
Net realized loss on investments(2)	(0.78)	(0.31)	(1.18)	(0.34)
Income tax provision, realized gain(2)	—	(0.02)	—	(0.02)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	0.53	0.06	0.86	(0.04)
Net increase in net assets resulting from operations	0.06	0.04	0.26	0.20
Distributions to stockholders from net investment income	(0.27)	(0.27)	(0.54)	(0.54)
Net asset value attributable to THL Credit, Inc., end of period	$10.23	$11.48	$10.23	$11.48

Per share market value at end of period	$7.82	$9.95	$7.82	$9.95
Total return(3)(6)	4.12%	5.47%	(7.50%)	4.94%
Shares outstanding at end of period	32,674	32,776	32,674	32,776
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$334,161	$376,268	$334,161	$376,268
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4) (7)	9.73%	10.41%	9.51%	10.26%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (7)	12.11%	10.71%	11.33%	10.44%
Portfolio turnover, attributable to THL Credit, Inc.	4.23%	3.37%	6.19%	6.80%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended June 30, 2018 and 2017, the ratio components included 2.77% and 2.80% of base management fee, (0.01%) and 1.27% of net incentive fee, 4.87% and 4.58% of the cost of  borrowing, 2.00% and 1.95% of other operating expenses, and 0.10% and (0.19%) of the impact of all taxes, respectively. For the six months ended June 30, 2018 and 2017, the ratio components included 2.75% and 2.73% of base management fee, (0.01%) and 1.30% of net incentive fee, 4.72% and 4.51% of the cost of  borrowing, 1.91% and 1.90% of other operating expenses, and 0.14% and (0.18%) of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)	Not annualized.
(7)	Annualized, except for taxes and the related impact of incentive fees.

11. Stock Repurchase Program

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Dollar amount repurchased	$—	$1,502	$—	$1,502
Shares repurchased	—	150	—	150
Average price per share (including commission)	$—	$10	$—	$10.01
Weighted average discount to net asset value	—	14.68%	—	14.68%

12. Subsequent Events

On July 25, 2018, the Company received $14,959 in proceeds from the partial repayment of its first lien senior secured term loan in Alex Toys, LLC.

On August 2, 2018, the Company received $5,165 in proceeds from the repayment of its second lien term loan in Gold, Inc.

On August 7, 2018, in consultation with its board of directors, the Company accepted the Advisor’s proposal to extend its waiver of 100% of the incentive fees accrued through June 30, 2019. Such incentive fees waived shall not be subject to recoupment. Refer to Note 4 – Related Party Transactions for more information.

On August 7, 2018, the Company's board of directors declared a dividend of $0.27 per share payable on September 28, 2018 to stockholders of record at the close of business on September 14, 2018.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2018
Control Investments
—53.17% of net asset value
Control Investments - Majority Owned
—48.51% of net asset value
First lien senior secured debt
—13.02% of net asset value
Northeast
—1.77% of net asset value
Tri Starr Management Services, Inc. - LIFO revolving loan 8.8% (ABR+3.8%) due 9/30/2018	$46	$236	$(236)	$—	$—	$10	$46
Tri Starr Management Services, Inc. - Non LIFO revolving loan 6.8% (LIBOR + 4.8%) cash due 9/30/2018	669	—	—	—	(28)	50	669
Tri Starr Management Services, Inc. - Tranche 1-A term loan 6.8% (LIBOR + 4.8%) cash due 9/30/2018	291	—	—	—	(15)	24	291
Tri Starr Management Services, Inc. - Tranche 1-B term loan 6.8% (LIBOR + 4.8%) cash due 9/30/2018	2,545	—	—	—	(128)	211	2,545
Tri Starr Management Services, Inc. - Tranche 2 term loan 10% PIK due 9/30/2018	1,654	—	—	—	(69)	149	1,654
Tri Starr Management Services, Inc. - Tranche 3 term loan 10% PIK due 9/30/2018 (3)	1,102	—	—	—	245	—	717
Tri Starr Management Services, Inc. - Tranche 4 term loan 5% PIK due 9/30/2018 (3)	3,322	—	—	—	—	—	—
Subtotal Northeast	$9,629	$236	$(236)	$—	$5	$444	$5,922

Southeast
—2.12% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan 12.6% (LIBOR+ 10.3%) due 12/31/2020	$3,750	$510	$—	$—	$—	$208	$3,750
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.9% (LIBOR + 10.3% PIK) (3) due 12/31/2020	8,315	—	—	—	(485)	—	3,326
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.7% (LIBOR + 12% PIK) (3) due 12/31/2020	1,885	—	—	—	—	—	—
Subtotal Southeast	$13,950	$510	$—	$—	$(485)	$208	$7,076

Southwest
—9.13% of net asset value
OEM Group, LLC - Senior secured term loan 11.6% (LIBOR+9.5%)(7.6% Cash and 4.0% PIK) due 6/30/2022	$18,703	$—	$—	$—	$—	$1,053	$18,703
OEM Group, LLC - Senior secured revolving term loan 11.6% (LIBOR+9.5%)(7.6% Cash and 4.0% PIK) due 6/30/2022	2,900	2,725	—	—	175	5	2,900
OEM Group, LLC - Senior secured revolving term loan 11.6% (LIBOR+9.5%)(7.6% Cash and 4.0% PIK) due 6/30/2022	8,930	1,620	(750)	—	(7)	505	8,930
Subtotal Southwest	$30,533	$4,345	$(750)	$—	$168	$1,563	$30,533

Subtotal first lien senior secured debt	$54,112	$5,091	$(986)	$—	$(312)	$2,215	$43,531

Second lien debt

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2018
—1.62% of net asset value
Southeast
—1.62% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$327	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$327	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$327	$5,415

Equity Investments
—9.34% of net asset value
Northeast
—2.69% of net asset value
Tri Starr Management Services, Inc. (6)	0.72	$—	$—	$—	$2,041	$50	$9,009
Subtotal Northeast		$—	$—	$—	$2,041	$50	$9,009

Southeast
—6.17% of net asset value
Copperweld Bimetallics, LLC (5)	677	$—	$—	$—	$—	$233	$3,920
Copperweld Bimetallics, LLC (6)	609,230	—	—	—	7,512	244	16,705
Loadmaster Derrick & Equipment, Inc. (5)	12,131	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (6)	2,956	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$7,512	$477	$20,625

Southwest
—0.47% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(9,263)	$—	$1,578
Subtotal Southwest		$—	$—	$—	$(9,263)	$—	$1,578

Subtotal equity investments		$—	$—	$—	$290	$527	$31,212

Investments in funds
—24.53% of net asset value
Northeast
—24.53% of net asset value
THL Credit Logan JV LLC (4) (7)		$17,600	$—	$342	$(1,017)	$4,457	$81,993
Subtotal investments in funds		$17,600	$—	$342	$(1,017)	$4,457	$81,993

Total Control Investments - Majority Owned		$22,691	$(986)	$342	$(1,039)	$7,526	$162,151

Control Investments - Less Than Majority Owned
—4.66% of net asset value
Equity Investments

Northwest
—4.66% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(2,006)	$813	$5,611
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal Northwest		$—	$—	$—	$(2,006)	$813	$15,573

Subtotal equity investments		$—	$—	$—	$(2,006)	$813	$15,573

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(2,006)	$813	$15,573

Total Control Investments		$22,691	$(986)	$342	$(3,045)	$8,339	$177,724

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2018
Non-controlled, affiliated Investments
—8% of net asset value
First lien senior secured debt
—7.36% of net asset value
Southwest
—7.36% of net asset value
Charming Charlie LLC	$11,183	$10,735	$—	$—	$432	$277	$11,182
Charming Charlie LLC	13,419	12,882	—	—	518	332	13,419
Charming Charlie LLC	—	—	—	—	—	42	—
Subtotal Southwest	$24,602	$23,617	$—	$—	$950	$651	$24,601

Subtotal first lien senior secured debt	$24,602	$23,617	$—	$—	$950	$651	$24,601

Equity Investments
—0.64% of net asset value
Southwest
—0.64% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	$2,147	$—	$2,147
Subtotal Southwest		$—	$—	$—	$2,147	$—	$2,147

Subtotal equity investments		$—	$—	$—	$2,147	$—	$2,147

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$22	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	1	$479	$3
Subtotal Northeast		$—	$—	$—	$1	$501	$4

Subtotal investments in funds		$—	$—	$—	$1	$501	$4

Total Affiliate Investments		$23,617	$—	$—	$3,098	$1,152	$26,752

Total Control and Affiliate Investments—— 53.17% of net asset value		$46,308	$(986)	$342	$53	$9,491	$204,476

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2018. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of June 30, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.09%, 2.17%, 2.34% and 2.50%, respectively. As of June 30, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.67%, 1.70%, 1.77% and 1.94%, respectively.

(3)	Loan was on non-accrual as of June 30, 2018.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

As of June 30, 2018, we, together with our credit-focused affiliates, collectively had $12.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2018, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.0 billion in aggregate commitments into 100 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2018, we, along with our managed funds and separately managed account, have received $1.4 billion of gross proceeds from the realization of investments. The Company alone has received $1.1 billion of gross proceeds from the realization of its investments during this same time period.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2018, we had $559.0 million of portfolio investments (at fair value), which represents an $49.7 million, or 8.2% decrease from the $608.7 million (at fair value) as of December 31, 2017. Our portfolio consisted of 43 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of June 30, 2018, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2017. As of June 30, 2018, we had $177.7 million of controlled portfolio investments (at fair value) in six portfolio companies, which represents a $19.0 million, or 12.0% increase from $158.7 million (at fair value) as of December 31, 2017. The increase in controlled portfolio companies was the result of follow-on investments, primarily in the Logan JV, and changes in performance of certain investments. Our average controlling equity position at June 30, 2018 was approximately $29.6 and $29.6 at cost and fair value, respectively. Our investment in the Logan JV represented 14.9% and 10.7% of our portfolio investments at fair value as of June 30, 2018 and December 31, 2017, respectively. We will aim to increase our investment in the Logan JV over the 2018 fiscal year to represent 15% or more of our portfolio but not to exceed 30% of our portfolio.

At June 30, 2018, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $12.7 million and $12.5 million, respectively. Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio. Including investments in funds, investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by cost and fair value was approximately $30.1 million and $30.0 million, respectively. Including such investments, our largest portfolio company investment at June 30, 2018 was our investment in the Logan JV, which totaled $84.6 million and $82.0 million at cost and fair value, respectively. At December 31, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.5 million and $13.4 million, respectively. Our largest portfolio company investment as of December 31, 2017, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $30.2 million and $30.5 million. Including such investments, our largest portfolio company investment at December 31, 2017 was our investment in the Logan JV, which totaled $67.0 and $65.4 at cost and fair value, respectively.

At June 30, 2018, based upon fair value, 95.3% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 4.7% bore interest at fixed rates. At December 31, 2017, 93.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 6.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2018	December 31, 2017
First lien senior secured debt (1)	10.5%	10.0%
Second lien debt	12.0%	6.9%
Subordinated debt	16.5%	13.5%
Investments in payment rights (2)	14.4%	16.6%
Income-producing equity securities (3)	9.5%	14.0%
Debt and income-producing investments (1)(4)	10.8%	10.1%
Logan JV (5)	14.1%	14.2%
All investments including Logan JV (1)(5)	11.3%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Yields from investments in payment rights represent an effective yield expected from anticipated cash flows.
(3)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(4)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(5)

As of June 30, 2018 and December 31, 2017, the distributions declared and earned of $2.4 million and $2.6 million for the three months ended June 30, 2018 and December 31, 2017, respectively, represented a yield to us of 14.1% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2018, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of June 30, 2018 and December 31, 2017, 3.5% and 6.2% of our investment portfolio at fair value was comprised of non-income producing investments. We intend to continue to reduce our non-income producing investments in 2018 and beyond. No assurance can be given that we will be successful in achieving this target.

As of June 30, 2018 and December 31, 2017, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $11.0 million and $11.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2018 and December 31, 2017, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.4 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2018, our portfolio of unsponsored investments included six investments. Five are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments have Investment Scores of 3 and 5.

As of June 30, 2018, we have closed portfolio investments with 62 different sponsors since inception. As of December 31, 2017, we had closed portfolio investments with 62 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2018			As of December 31, 2017
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$393.8	$380.1	79.7%	$477.7	$435.0	80.1%
Unsponsored Investments (1)	85.9	96.8	20.3%	95.6	108.3	19.9%
Total	$479.7	$476.9	100.0%	$573.3	$543.3	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2018 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$375.6	66.6%	$368.0	65.7%
Investment in Logan JV	84.6	15.0%	82.0	14.9%
Equity investments	49.3	8.7%	55.9	10.0%
Second lien debt	31.5	5.6%	31.3	5.6%
Investment in payment rights	10.3	1.8%	11.2	2.0%
Subordinated debt	9.1	1.6%	6.4	1.1%
Investments in funds	3.7	0.7%	3.9	0.7%
Warrants	0.2	0.0%	0.3	0.0%
Total investments	$564.3	100.0%	$559.0	100.0%

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

The following is a summary of the industry classification in which the Company invests as of June 30, 2018 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$96.2	$94.6	16.90%	28.27%
Consumer products and services	99.0	93.5	16.71%	27.94%
Investment funds and vehicles	84.6	82.0	14.67%	24.53%
IT services	57.5	56.3	10.06%	16.83%
Healthcare	51.3	50.5	9.04%	15.12%
Financial services	41.0	42.3	7.57%	12.66%
Retail & grocery	36.9	42.3	7.57%	12.66%
Energy / utilities	46.6	38.6	6.91%	11.56%
Business services	32.8	38.3	6.86%	11.47%
Media, entertainment and leisure	17.2	17.1	3.07%	5.13%
Transportation	1.0	3.1	0.56%	0.93%
Restaurants	0.2	0.4	0.08%	0.13%
Total Investments	$564.3	$559.0	100.00%	167.23%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017 (in millions)

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$122.0	$117.1	19.25%	34.05%
Industrials and manufacturing	92.5	93.3	15.32%	27.11%
Financial services	75.1	77.7	12.76%	22.57%
Investment funds and vehicles	67.0	65.4	10.75%	19.01%
IT services	57.4	56.2	9.23%	16.32%
Healthcare	46.0	45.7	7.51%	13.29%
Business services	38.6	42.3	6.94%	12.29%
Energy / utilities	46.1	38.4	6.31%	11.17%
Retail & grocery	41.6	37.6	6.18%	10.93%
Media, entertainment and leisure	31.4	30.4	4.99%	8.83%
Transportation	1.0	3.1	0.51%	0.91%
Restaurants	21.7	1.5	0.25%	0.45%
Total Investments	$640.4	$608.7	100.00%	176.93%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2018 and 2017 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
New portfolio investments	$—	$17.4	$—	$45.4
Existing portfolio investments:
Follow-on investments (1) (2)	19.2	4.5	25.6	9.7
Delayed draw and revolver investments (1)	5.3	1.1	10.6	6.7
Total existing portfolio investments	24.5	5.6	36.2	16.4
Total portfolio investment activity	$24.5	$23.0	$36.2	$61.8
Number of new portfolio investments	—	2	—	4
Number of follow-on investments	8	5	9	8
First lien senior secured debt	$13.3	$18.5	$18.6	$50.4
Investment in Logan JV	11.2	4.0	17.6	8.0
Subordinated debt	—	—	—	1.7
Equity investments	—	0.5	—	1.7
Total portfolio investments	$24.5	$23.0	$36.2	$61.8
Weighted average yield of new debt investments	9.0%	9.8%	8.7%	10.9%
Weighted average yield, including all new income-producing investments (2)	11.4%	9.8%	11.3%	11.0%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 beginning on page 66 of this report for additional detail.
(2)	Includes follow-on investments in Logan JV

For the three and six months ended June 30, 2018, we had prepayments and sales of our investments, including any prepayment premiums, totaling $59.8 million and $69.6 million, respectively. For the three and six months ended June 30, 2017, we had prepayments and sales of our investments, including any prepayment premiums, totaling $32.7 million and $44.5 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2018

•	Repayment of a subordinated term loan and realization of preferred equity interest in A10 Capital, LLC, which resulted in proceeds of $26.6 million, including a prepayment premium of $0.3 million;
•	Repayment of a first lien senior secured term loan in The John Gore Organization, Inc., which resulted in proceeds of $13.8 million, including a prepayment premium of $0.1 million;
•	Partial sale of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds of $7.7 million;
•	Partial repayment of a first lien senior secured term loan in Home Partners of America, Inc., which resulted in proceeds of $5.9 million;
•	Sale of a second lien term loan in Specialty Brands Holdings, LLC, which resulted in proceeds received of $0.4 million.
•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
•

Sale of a first lien senior secured term loan, subordinated term loans, preferred equity and common equity in Aerogroup International Inc., which resulted in proceeds received of $2.5 million and $8.0 million recorded as an initial escrow receivable, at the time of sale.

For the six months ended June 30, 2017

•	Repayment of a senior secured term loan in Healthcarefirst, Inc. at par which resulted in proceeds of $8.3 million;
•	Sale of a second lien term loan in Hostway Corporation, which resulted in proceeds of $16.4 million;
•	Sale of a CLO residual interest in Flagship VIII, Ltd., which resulted in proceeds of $5.1 million;
•	Partial sale of a preferred equity position in A10 Capital, LLC, which resulted in proceeds of $4.3 million;
•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million;
•	Sale of a CLO residual interest in Flagship VII, Ltd., which resulted in proceeds of $2.2 million;
•	Realization of our equity interests in YP Equity Investors, LLC which resulted in proceeds of $1.7 million; and
•	Sale of a second lien term loan in Washington Inventory Service, which resulted in proceeds of $0.6 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2018, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 13.2% (based on cash invested of $1,026.3 million and total proceeds from these exited investments of $1,272.1 million). 84.9% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of June 30, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of June 30, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$80.6	$119.4
Perspecta Trident LLC	50.0	20.2	29.8
Total Investments	$250.0	$100.8	$149.2

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2018 and December 31, 2017, the Logan JV Credit Facility had $200.0 million and $175.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.40% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2018 and December 31, 2017, Logan JV had $215.6 million and $169.6 million of outstanding borrowings under the credit facility, respectively.

As of June 30, 2018 and December 31, 2017, Logan JV had total investments at fair value of $294.9 million and $250.4 million, respectively. As of June 30, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 124 and 110 different borrowers, respectively. As of June 30, 2018 and December 31, 2017, there were no loans on non-accrual status. As of June 30, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.9 million and $1.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	As of June 30, 2018	As of December 31, 2017
First lien secured debt, at par	$282,502	$233,904
Second lien debt, at par	23,609	22,847
Total debt investments, at par	$306,111	$256,751
Weighted average yield on first lien secured loans (1)	6.9%	6.4%
Weighted average yield on second lien loans (1)	10.1%	9.3%
Weighted average yield on all loans (1)	7.2%	6.7%
Number of borrowers in Logan JV	124	110
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,784	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2018 and December 31, 2017, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.4 million and $4.8 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.1 million and $4.2 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $2.6 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2018, the distributions declared and earned of $9.9 million for the twelve months ended June 30, 2018, represented a dividend yield to the Company of 14.1% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9.3 million for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.59% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,188	$1,157	$1,203
Parq Holdings LP	Hotel, Gaming & Leisure	9.83% (LIBOR +7.5%)	12/05/2014	12/17/2020	993	986	995
PNI Canada Acquireco Corp	High Tech Industries	7.84% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,811	1,719	1,827
Total Canada						$3,862	$4,025

Germany
Rhodia Acetow	Construction & Building	7.95% (LIBOR +5.5%)	04/21/2017	05/31/2023	990	$978	$995
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	02/26/2025	2,993	2,978	3,008
Total Germany						$3,956	$4,003

United Kingdom
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	02/07/2025	2,860	$2,846	$2,839
Total United Kingdom						$2,846	$2,839

United States of America
1A Smart Start LLC	Services: Consumer	6.59% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,588	$1,583	$1,588
1A Smart Start LLC	Services: Consumer	6.84% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,438	2,424	2,438
A Place for Mom Inc	Services: Consumer	5.84% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,970	3,953	3,982
A10 Capital, LLC	Services: Business	8.58% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,952	4,950
Advanced Computer Software	High Tech Industries	6.78% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,500	1,496	1,511
Advanced Integration Technology LP	Aerospace & Defense	7.22% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,965	1,950	1,965
AgroFresh Inc.	Services: Business	7.11% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,950	1,942	1,940
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,239	2,223	2,212
Alpha Media LLC	Media: Broadcasting & Subscription	8.1% (LIBOR +6%)	02/24/2016	02/25/2022	3,172	3,074	3,013
American Sportsman Holdings Co	Retail	7.09% (LIBOR +5%)	11/22/2016	09/25/2024	3,970	3,922	3,981
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	7.73% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	68	67
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.84% (LIBOR +5.75%)	12/20/2016	12/20/2022	140	139	139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.84% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,719	1,706	1,710
AP Gaming I LLC	Hotel, Gaming & Leisure	6.34% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,475	2,469	2,498
APC Aftermarket	Automotive	7.36% (LIBOR +5%)	05/09/2017	05/10/2024	495	487	486
Aptean, Inc.	Services: Business	6.59% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,975	1,959	1,977
Avaya Inc	Telecommunications	6.32% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,601	2,575	2,608
Barbri Inc	Media: Diversified & Production	6.25% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,491	3,475	3,496
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.09% (LIBOR +4%)	11/17/2017	11/01/2023	2,966	2,952	2,996
Big Ass Fans LLC	Services: Business	6.08% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,488	2,476	2,497
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	08/23/2023	1,985	1,968	2,019
BI-LO LLC	Retail	10.33% (LIBOR +8%)	05/15/2018	05/31/2024	1,500	1,440	1,452
Bomgar Corp	Telecommunications	6.33% (LIBOR +4%)	04/17/2018	04/18/2025	2,000	1,995	2,010
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.61% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,970	2,944	2,979
Catapult Learning, Inc.	Services: Consumer	8.52% (LIBOR +6.35%)	05/22/2018	05/18/2023	4,739	4,692	4,692
Catapult Learning, Inc. (4) (14)	Services: Consumer	6.84% (LIBOR +4.5%)	05/22/2018	05/18/2023	261	(3)	(3)

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
CC Amulet Intermediate, LLC (5) (14)	Healthcare & Pharmaceuticals	3.34% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(15)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,462	3,427	3,427
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,963	4,942	4,938
Commercial Barge Line Co	Transportation: Cargo	10.84% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,331	1,300	932
Constellis Holdings, LLC	Aerospace & Defense	7.33% (LIBOR +5%)	04/18/2017	04/21/2024	1,980	1,964	1,991
Conyers Park Parent Merger Sub Inc	Retail	5.86% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,985	1,976	2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.33% (LIBOR +5%)	07/14/2017	03/31/2023	4,747	4,708	4,593
Covenant Surgical Partners Inc (11)	Healthcare & Pharmaceuticals	7.11% (LIBOR +4.75%)	09/29/2017	10/04/2024	690	412	417
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.81% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,296	2,291	2,308
CPI Acquisition, Inc.	Services: Consumer	6.36% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,095	2,544
CryoLife Inc	Healthcare & Pharmaceuticals	6.33% (LIBOR +4%)	11/15/2017	12/02/2024	1,990	1,981	2,006
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,930	1,935	1,832
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.58% (LIBOR +3.25%)	12/06/2017	12/06/2024	249	249	249
DigiCert, Inc.	Services: Business	6.84% (LIBOR +4.75%)	09/20/2017	10/31/2024	998	993	998
DXP Enterprises, Inc.	Energy: Oil & Gas	6.84% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,489	1,476	1,497
Evo Payments International, LLC	Services: Business	5.36% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,607	2,587	2,603
Fleetpride	Automotive	6.59% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,674	1,625	1,687
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.84% (LIBOR +4.75%)	02/17/2017	02/23/2022	-	-	-
FullBeauty Brands LP	Retail	6.84% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,909	3,730	1,622
Gold Standard Baking, Inc.	Wholesale	8.5% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,910	2,903	2,706
Golden West Packaging Group LLC	Forest Products & Paper	7.34% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,872	4,849	4,878
Great Dane Merger Sub Inc	Services: Business	5.86% (LIBOR +3.75%)	05/02/2018	05/21/2025	3,000	2,985	3,015
Green Plains Inc	Chemicals, Plastics & Rubber	7.6% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,418	1,406	1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,980	1,940	1,997
Gulf Finance, LLC	Energy: Oil & Gas	7.59% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,884	1,843	1,635
Heartland Dental LLC (6)(14)	Services: Consumer	6.09% (LIBOR +3.75%)	04/19/2018	04/17/2025	196	(1)	(1)
Heartland Dental LLC	Services: Consumer	5.84% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,304	1,298	1,299
Help/Systems Holdings, Inc.	Services: Business	5.84% (LIBOR +3.75%)	03/23/2018	03/28/2025	2,000	1,995	2,003
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.84% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,975	4,952	4,913
Idera Inc	High Tech Industries	6.6% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,344	2,323	2,376
Impala Private Holdings II LLC	Services: Business	6.1% (LIBOR +4%)	11/10/2017	11/14/2024	1,658	1,651	1,659
Infoblox Inc.	High Tech Industries	6.59% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,147	2,107	2,169
Insurance Technologies	Banking, Finance, Insurance & Real Estate	8.39% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,032	3,010	3,032
Insurance Technologies (12)(14)	Banking, Finance, Insurance & Real Estate	2.34% (LIBOR +0%)	03/26/2015	12/15/2021	137	(1)	-
International Textile Group Inc	Consumer goods: Durable	6.98% (LIBOR +5%)	04/20/2018	04/19/2024	1,000	995	1,007
Isagenix International LLC	Consumer goods: Non-Durable	8.08% (LIBOR +5.75%)	04/26/2018	04/26/2025	2,000	1,980	2,005
Kemet Corporation	High Tech Industries	8.09% (LIBOR +6%)	04/21/2017	04/26/2024	950	926	964
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.59% (LIBOR +4.5%)	06/10/2016	06/24/2022	3,920	3,881	3,910
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.84% (LIBOR +2.75%)	06/13/2017	06/15/2024	734	731	736
LifeScan Global Corp (13)	Healthcare & Pharmaceuticals	8.34% (LIBOR +6%)	06/19/2018	06/18/2024	2,250	2,183	2,188
LSCS Holdings Inc. (9)	Healthcare & Pharmaceuticals	6.34% (LIBOR +4.25%)	03/09/2018	03/17/2025	544	427	430
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,171	2,160	2,171
Lyons Magnus Inc	Beverage, Food & Tobacco	5.59% (LIBOR +2.5%)	06/08/2018	11/11/2024	3,984	3,971	4,001
MAG DS Corp.	Aerospace & Defense	6.76% (LIBOR +4.75%)	06/01/2018	05/30/2025	3,000	2,970	2,993
Mavenir Systems Inc	Services: Business	8.03% (LIBOR +6%)	05/01/2018	05/01/2025	2,000	1,961	2,005

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Services: Business	7.08% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,980	1,972	1,916
MDVIP Inc	Services: Business	6.34% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,025	3,011	3,040
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.61% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	1,744	1,772
Miller's Ale House Inc	Beverage, Food & Tobacco	6.84% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,400	2,388	2,403
Morphe, LLC	Consumer goods: Non-Durable	8.33% (LIBOR +6%)	02/21/2017	02/10/2023	2,813	2,780	2,813
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,513	4,501	4,467
New Insight Holdings Inc	Services: Business	7.86% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,990	1,898	1,960
NextCare, Inc. (10)(14)	Healthcare & Pharmaceuticals	7.09% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,403	3,371	3,369
Northern Star Holdings Inc.	Services: Business	7.08% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,239	4,219	4,245
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.09% (LIBOR +4.75%)	09/13/2017	09/13/2023	3,000	2,967	3,000
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.23% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,364	2,354	2,376
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.84% (LIBOR +3.75%)	10/06/2017	10/12/2024	1,990	1,980	2,002
OpenLink	High Tech Industries	7.33% (LIBOR +5%)	03/02/2018	03/21/2025	1,985	1,975	1,997
Output Services Group Inc	Services: Business	6.34% (LIBOR +4.25%)	03/26/2018	03/21/2024	3,721	3,703	3,759
Output Services Group Inc (8)(14)	Services: Business	6.59% (LIBOR +4.25%)	03/26/2018	03/31/2024	769	(4)	8
Park Place Technologies, LLC	Services: Business	6.09% (LIBOR +4%)	03/22/2018	03/22/2025	2,340	2,329	2,343
Ping Identity Corp	High Tech Industries	5.84% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,500	1,493	1,503
Project Leopard Holdings Inc	High Tech Industries	6.09% (LIBOR +4%)	06/21/2017	07/07/2023	1,737	1,733	1,739
PSC Industrial Outsourcing, LP	Environmental Industries	5.84% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,990	1,972	1,995
PT Holdings LLC	Wholesale	6.33% (LIBOR +4%)	12/04/2017	12/09/2024	-	-	-
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.09% (LIBOR +7%)	03/16/2018	03/21/2025	1,019	999	1,029
Red Ventures LLC	Media: Diversified & Production	6.09% (LIBOR +4%)	10/18/2017	11/08/2024	2,481	2,459	2,497
SCS Holdings Inc	Services: Business	6.34% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,751	1,741	1,758
Silverback Merger Sub Inc	High Tech Industries	5.58% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,191	1,188	1,179
Sirva Worldwide, Inc.	Transportation: Cargo	8.86% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,757	2,706	2,767
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.59% (LIBOR +4.5%)	02/21/2018	02/27/2023	3,990	3,971	3,970
SMS Systems Maintenance Services Inc	Services: Business	7.09% (LIBOR +5%)	02/09/2017	10/30/2023	2,955	2,943	2,384
SoClean, Inc	Consumer goods: Non-Durable	8.31% (LIBOR +6%)	02/13/2018	12/20/2022	3,175	3,145	3,175
Standard Media Group LLC (13)	Media: Diversified & Production	6.34% (LIBOR +4%)	06/22/2018	06/19/2025	2,000	1,990	2,003
Starfish- V Merger Sub Inc	High Tech Industries	7.09% (LIBOR +5%)	08/11/2017	08/16/2024	1,241	1,230	1,246
STS Operating, Inc.	Services: Consumer	5.84% (LIBOR +3.75%)	04/27/2018	12/11/2024	1,496	1,493	1,497
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.58% (LIBOR +4.25%)	10/11/2016	06/27/2022	809	809	812
ThoughtWorks, Inc.	High Tech Industries	6.09% (LIBOR +4%)	10/06/2017	10/11/2024	3,000	2,993	3,021
ThoughtWorks, Inc.	High Tech Industries	6.09% (LIBOR +4%)	04/19/2018	10/11/2024	571	569	574
ThoughtWorks, Inc. (7)(14)	High Tech Industries	6.34% (LIBOR +4%)	04/19/2018	10/12/2024	429	(2)	2
TKC Holdings Inc	Consumer goods: Durable	5.85% (LIBOR +3.75%)	06/08/2017	02/01/2023	296	295	296
TOMS Shoes LLC	Retail	7.59% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,935	1,876	1,472
Tupelo Buyer Inc	Transportation: Consumer	5.81% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,215	2,200	2,217
TV Borrower US LLC	High Tech Industries	7.08% (LIBOR +4.75%)	02/16/2017	02/22/2024	988	983	990
Uber Technologies, Inc.	Transportation: Consumer	6% (LIBOR +4%)	03/22/2018	04/04/2025	2,800	2,786	2,813
US Salt LLC	Chemicals, Plastics & Rubber	6.84% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,993	2,965	2,992
US Shipping Corp	Utilities: Oil & Gas	6.34% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	199	199
Utility One Source L.P.	Construction & Building	7.59% (LIBOR +5.5%)	04/07/2017	04/18/2023	990	982	1,016
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.36% (LIBOR +5%)	12/09/2014	07/01/2020	2,061	1,924	1,988

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Vertiv Group Corporation	Capital Equipment	6% (LIBOR +4%)	09/30/2015	11/30/2023	1,504	1,468	1,497
Viewpoint Inc	High Tech Industries	6.55% (LIBOR +4.25%)	07/18/2017	07/19/2024	993	988	997
Vistage Worldwide, Inc.	Services: Business	6.05% (LIBOR +4%)	02/06/2018	02/10/2025	2,514	2,508	2,523
Weight Watchers International, Inc.	Beverage, Food & Tobacco	7.06% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,633	2,584	2,668
Wirepath Home Systems LLC	Services: Consumer	6.83% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,978	2,964	2,994
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.59% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,975	4,953	4,969
Yak Access LLC (13)	Construction & Building	7.34% (LIBOR +5%)	06/29/2018	06/13/2025	3,000	2,910	2,910
Zenith Merger Sub, Inc.	Services: Business	7.83% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,985	2,958	2,970
Total United States of America						$264,140	$260,500

Total Senior Secured First Lien Term Loans						$274,804	$271,367

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.59% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$998
Total Luxembourg						$993	$998

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Non-Durable	9.84% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,317	$2,339
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	9.53% (LIBOR +7.5%)	01/27/2017	02/03/2025	-	-	-
CH Hold Corp	Automotive	9.34% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,016
Constellis Holdings, LLC	Aerospace & Defense	11.33% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	987	1,012
DigiCert, Inc.	Services: Business	10.09% (LIBOR +8%)	09/20/2017	10/31/2025	750	747	734
DiversiTech Holdings Inc	Capital Equipment	9.84% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,983	2,030
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	484	503
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.09% (LIBOR +7%)	08/11/2017	08/15/2025	979	970	984
NextCare, Inc.	Healthcare & Pharmaceuticals	10.84% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	986	985
NN Inc.	Automotive	10.03% (LIBOR +8%)	05/03/2018	04/19/2023	3,000	2,941	2,985
Optiv Security Inc	Services: Business	9.31% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,456
Park Place Technologies, LLC	Services: Business	10.09% (LIBOR +8%)	03/22/2018	03/29/2026	700	693	702
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	10.09% (LIBOR +8%)	10/04/2017	10/10/2025	1,899	1,882	1,890
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	10.09% (LIBOR +8%)	10/04/2017	10/10/2025	101	100	100
Red Ventures LLC	Media: Diversified & Production	10.09% (LIBOR +8%)	10/18/2017	11/08/2025	497	490	507
SESAC Holdco II LLC	Media: Diversified & Production	9.34% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	994
TKC Holdings Inc	Consumer goods: Durable	10.1% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,837	1,856
TV Borrower US LLC	High Tech Industries	10.58% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	990
Viewpoint Inc	High Tech Industries	12.25% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	1,005
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.09% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	413
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.09% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72
Total United States of America						$22,375	$22,573

Total Second Lien Term Loans						$23,368	$23,571

Total Investments						$298,172	$294,938

Logan JV Loan Portfolio as of June 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						29,356	29,356
Other cash accounts						53	53
Total Cash and cash equivalents						$29,409	$29,409

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $613,171, of which $543,250 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower      rate than the contractual fully funded rate. Issuer pays 2.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $260,664, which was unfunded as of June 30, 2018. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of June 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $195,652, which was unfunded as of June 30, 2018. Issuer pays 1.875% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $428,571, which was unfunded as of June 30, 2018. Issuer pays 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $769,231, which was unfunded as of June 30, 2018. Issuer pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $544,000, of which $114,240 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.25% unfunded commitment fee on delayed dray term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $588,235, which was unfunded as of June 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $690,373, of which $276,923 was unfunded as of June 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 4.50% unfunded commitment fee on delayed dray term loan and/or revolving loan facilities.

(12)	Represents a delayed draw commitment of $136,964, which was unfunded as of June 30, 2018. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(13)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month Libor as of June 30, 2018 is shown to reflect possible projected interest rate.
(14)	Unfunded amount will start to accrue interest when the position is funded. 3 month Libor as of June 30, 2018 is shown to reflect possible projected interest rate.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Below is certain summarized financial information for Logan JV as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017:

Selected Balance Sheet Information

	As of June 30, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $298,172 and $252,710, respectively)	$294,938	$250,400
Capital contributions receivable	1,000	-
Cash	29,409	10,637
Other assets	4,534	9,605
Total assets	$329,881	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$213,161	$168,110
Payable for investments purchased	8,625	15,616
Distribution payable	3,270	3,300
Other liabilities	2,334	1,854
Total liabilities	$227,390	$188,880
Members' capital	$102,491	$81,762
Total liabilities and members' capital	$329,881	$270,642

Selected Statement of Operations Information

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,458	$4,067	$9,963	$8,159
Fee income	49	97	108	224
Total revenues	5,507	4,164	10,071	8,383
Credit facility expenses (1)	2,690	1,479	4,488	2,854
Other fees and expenses	89	115	208	191
Total expenses	2,779	1,594	4,696	3,045
Net investment income	2,728	2,570	5,375	5,338
Net realized gains	220	204	279	431
Net change in unrealized appreciation (depreciation) on investments	(2,068)	(1,851)	(925)	(1,704)
Net increase in members' capital from operations	$880	$923	$4,729	$4,065

(1)

As of June 30, 2018, Logan JV had $215,555 of outstanding debt under its credit facility with an effective interest rate of 4.63% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under its credit facility with an effective interest rate of 3.92% per annum.

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

For the three months ended June 30, 2018 and 2017, we recognized interest income totaling $0.4 million and $0.5 million, respectively, related to the TRA. For the six months ended June 30, 2018 and 2017, we recognized interest income totaling $0.7 million and $1.0 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.10 and 2.24 at June 30, 2018 and December 31, 2017, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018				December 31, 2017
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$97.4	17.3%	$102.0	18.2%	$63.1	9.9%	$69.4	11.4%
2(b)	302.5	53.6%	311.2	55.8%	436.1	68.1%	437.9	71.9%
3(c)	141.6	25.1%	123.8	22.1%	69.4	10.8%	60.7	10.0%
4(d)	-	0.0%	-	0.0%	28.4	4.4%	20.0	3.3%
5(e)	22.8	4.0%	22.0	3.9%	43.4	6.8%	20.7	3.4%
Total	$564.3	100.0%	$559.0	100.0%	640.4	100.0%	608.7	100.0%

(a)	As of June 30, 2018 and December 31, 2017, Investment Score “1” included $6.2 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2018 and December 31, 2017, Investment Score “2” included $111.8 million and $147.3 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2018 and December 31, 2017, Investment Score “3” included $52.9 million and $48.9 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of June 30, 2018 and December 31, 2017, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of June 30, 2018 and December 31, 2017, Investment Score “5” included $13.0 million and $12.6, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2018, we had loans on non-accrual status with an amortized cost basis of $9.7 million and fair value of $4.0 million. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. The decrease in loans on non-accrual status is attributable in part to our exit of certain non-accrual loans and restructuring of other loans. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2018 and December 31, 2017. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2018 and 2017

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Interest income on debt securities
Cash interest	$11.8	$13.0	$23.5	$25.5
PIK interest	0.6	0.4	0.7	1.2
Prepayment premiums	0.3	—	0.4	0.1
Net accretion of discounts and other fees	1.2	1.1	1.9	2.2
Total interest on debt securities	13.9	14.5	26.5	29.0
Dividend income (1)	2.8	3.3	5.4	6.4
Interest income on other income-producing securities (1)	0.9	1.1	1.9	2.4
Fees related to non-controlled, affiliated investments	0.3	0.3	0.5	0.5
Other income (2)	0.5	1.1	0.7	1.8
Total investment income	$18.4	$20.3	$35.0	$40.1

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended June 30, 2018 and 2017, we recognized $0 and $0.4 million, respectively, of non-recurring fees from portfolio companies. For the six months ended June 30, 2018 and 2017, we recognized $0.1 million and $0.5 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and six month periods was primarily due to the contraction in overall investment portfolio since June 30, 2017, which led to lower interest income, lower dividend income from certain equity investments and lower other income related to one-time amendment and structuring fees. This was offset by slightly higher prepayment premiums for the three and six month periods.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Accumulated PIK balance, beginning of period	$4.1	$4.0	$3.9	$3.1
PIK income capitalized/receivable	0.6	0.4	0.8	1.3
PIK received in cash from repayments	(1.1)	—	(1.1)	-
Accumulated PIK balance, end of period	$3.6	$4.4	$3.6	$4.4

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2018 and 2017.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Expenses
Interest and fees on Borrowings (a)	$4.1	$4.3	$8.0	$8.6
Base management fees	2.3	2.7	4.7	5.2
Incentive fees (b)	—	1.2	—	2.5
Other expenses	1.2	1.1	2.1	2.1
Administrator expenses	0.5	0.7	1.1	1.5
Total expenses	8.1	10.0	15.9	19.9
Income tax provision, excise and other taxes (c)	0.1	0.1	0.3	0.3
Total expenses after taxes	$8.2	$10.1	$16.2	$20.2

(a)	Interest, fees and amortization of deferred financing costs related to our Credit Facility and Notes.
(b)	For the three months ended June 30, 2018 and 2017, the ordinary income incentive fee expense was $0 and $1.2 million.
(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses during the three and six month periods was due primarily to lower net incentive fees due to portfolio performance and lower base management fees as a result of portfolio contraction.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $10.1 million, or $0.31 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended June 30, 2018, as compared to $10.2 million, or $0.31 per common share based on a weighted average of 32,873,016 common shares outstanding for the three months ended June 30, 2017.

Net investment income was $18.9 million, or $0.58 per common share based on a weighted average of 32,673,590 common shares outstanding for the six months ended June 30, 2018 as compared to $19.8 million, or $0.60 per common share based on a weighted average of 32,899,048 common shares outstanding for the six months ended June 30, 2017.

The decrease in net investment income between the three and six month periods is primarily attributable a decrease in interest on debt and other income-producing investments due to portfolio contraction offset by lower incentive and base management fees.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Aerogroup International Inc. (1)	$(1.4)	$—	$(6.3)	$—
Charming Charlie LLC (2)	(3.1)	—	(11.4)	—
Fairstone Financial Inc. (3)	0.2	—	0.2	—
Flagship VII, Ltd.	—	—	—	(0.8)
Flagship VIII, Ltd.	—	—	—	(0.6)
Gryphon Partners 3.5, L.P.	—	—	—	0.6
Hostway Corporation	—	(1.0)	—	(1.0)
Specialty Brands Holdings, LLC (4)	(21.0)	—	(21.0)	—
Surgery Center Holdings, Inc.	—	—	—	—
THL Credit Logan JV LLC	0.2	—	0.3	—
Washington Inventory Service (5)	—	(10.4)	—	(10.4)
YP Equity Investors, LLC	—	1.3	—	1.3
Other	—	0.1	—	—
Net realized losses	$(25.1)	$(10.0)	$(38.2)	$(10.9)

(1)

In March of 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.6 million reflected as escrow receivable. During the six months ended June 30, 2018, a realized loss on the investment of $6.3 million was offset by a reversal of unrealized prior period depreciation of $2.2 million.

(2)

During the three months ended March 31, 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a noncontrolling common equity interest (we and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, we funded $0.9 million of the remaining unfunded commitments under our DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, our debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, we provided $8.9 million of commitments under a vendor financing facility. As part of this conversion and in accordance with GAAP, we recorded a realized loss of $3.1 million, which was offset by a corresponding change in unrealized depreciation in the same amount.

(3)	Includes the impact of foreign exchange gain.
(4)

On June 29, 2018, as part of restructuring the business, we agreed to sell our second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, we recognized a loss of $21.0 million and reversed $20.3 million of unrealized depreciation.

(5)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gross unrealized appreciation on investments	$12.2	$7.3	$16.9	$11.2
Gross unrealized depreciation on investments	(15.6)	(15.1)	(20.7)	(20.5)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	19.8	8.6	30.2	6.5
Total	$16.4	$0.8	$26.4	$(2.8)

The net change in unrealized appreciation (depreciation) on our investments for the three and six months ended June 30, 2018 and 2017 was primarily the result of the reversal of prior period net unrealized depreciation related to certain restructured and exited investments and the improved performance of certain portfolio investments, including certain control investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2018 and 2017, we recognized a (provision) benefit for tax on unrealized gains on investments of ($(0.1)) million and $1.7 million for consolidated subsidiaries, respectively. For the six months ended June 30, 2018 and 2017, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.2) and $1.9 million for consolidated subsidiaries, respectively. As of June 30, 2018 and December 31, 2017, $1.8 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $1.5 million, or $0.05 per common share based on a weighted average of 32,673,590 common shares for the three months ended June 30, 2018, as compared to $1.3 million, or $0.04 per common share based on a weighted average of 32,873,016 common shares for the three months ended June 30, 2017, respectively.

Net increase in net assets resulting from operations totaled $7.9 million, or $0.24 per common share based on a weighted average of 32,673,590 common shares for the six months ended June 30, 2018, as compared to $6.5 million, or $0.20 per common share based on a weighted average of 32,899,048 common shares for the six months ended June 30, 2017.

The changes in net assets from operations between the three months ended June 30, 2018 and 2017 is due primarily to the fluctuation of the realized and unrealized gains and losses in the portfolio and the related tax impact.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2018 Annual Stockholder Meeting held on June 7, 2018, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. This approval will expire on the earlier of June 7, 2019 or the date of our 2019 Annual Stockholder Meeting. There can be no assurance that these capital resources will be available.

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

We borrowed $31.0 million under our Revolving Facility for the six months ended June 30, 2018 and repaid $54.1 million on our Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million) from proceeds received from prepayments and sales and investment income. We borrowed $57.9 million (includes CAD $29.4 million converted to USD $22.6 million) under our Revolving Facility for the six months ended June 30, 2017 and repaid $40.5 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided (used) cash of $49.7 million and ($0.5) million for the six months ended June 30, 2018 and 2017, respectively, primarily in connection with the purchase and sales of portfolio investments. For the six months ended June 30, 2018, our financing activities included net repayments of $23.1 million on our Revolving Facility and used $17.6 million for distributions to stockholders. For the six months ended June 30, 2017, our financing activities included net borrowings of $17.4 million on our Revolving Facility and used $17.8 million for distributions to stockholders, $1.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs.

As of June 30, 2018 and December 31, 2017, we had cash of $12.5 million and $3.6 million, respectively. We had no cash equivalents as of June 30, 2018 and December 31, 2017.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2018 and December 31, 2017 (in millions):

	As of
	June 30, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275.0	$143.2	$161.6	4.58%	$275.0	$167.3	$118.0	4.03%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
Total	$385.0	$253.2	$271.6	5.52%	$385.0	$277.3	$228.0	5.11%

(1)

As of June 30, 2018, excludes deferred financing costs of $1.0 million for the 2021 Notes and $1.6 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1.2 million for the 2021 Notes and $1.8 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2018, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $19.4 million on our Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.76 CAD to $1.00 USD as of June 30, 2018. As of December 31, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303.5 million to $275.0 million. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2018. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of June 30, 2018.

As of June 30, 2018, we had borrowings of $143.2 million outstanding under the Revolving Facility with a weighted average interest rate of 4.63% including non-United States dollar borrowings denominated in Canadian dollars of CAD $19.4 million ($14.7 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 4.14%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

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

For the six months ended June 30, 2018, we borrowed $31.0 million and repaid $54.1 million under the Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million). For the six months ended June 30, 2017, we borrowed $57.9 million (includes CAD $29.4 million converted to USD $22.6 million) and repaid $40.5 million under the Revolving Facility.

As of June 30, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.9 million and $2.1 million were incurred in connection with the Facilities during the three months ended June 30, 2018 and 2017, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $3.6 million and $4.1 million were incurred in connection with the Facilities during the six months ended June 30, 2018 and 2017, respectively.

Amortization of deferred financing costs of $0.1 million and $0.2 million, respectively, were incurred in connection with the Facilities for the three months ended June 30, 2018 and 2017. Amortization of deferred financing costs of $0.3 million and $0.5 million, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2018 and 2017. As of June 30, 2018, we had $2.6 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, we had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our asset coverage as of June 30, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receive the necessary approval and amend the Revolving Facility, with lender consent, as described above.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2018, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2018, the carrying amount and fair value of our Notes was $110.0 million and $111.7 million, respectively. As of December 31, 2017, the carrying value and fair value of our 2021 Notes was $110.0 million and $112.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended June 30, 2018 and 2017, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, we amortized approximately $0.3 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, we had $2.7 million and $3.0 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2018 and 2017, we incurred interest expense on the Notes of approximately $1.9 million and $1.9 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred interest expense on the Notes of approximately $3.7 million and $3.7 million, respectively.

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

As of June 30, 2018 and December 31, 2017, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8.9	$4.5
Home Partners of America, Inc.	5.9	—
	14.8	4.5
Unfunded revolving commitments
Hansons Window & Construction, Inc.	0.2	0.2
HealthDrive Corporation	—	0.9
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
The John Gore Organization, Inc.	—	0.8
Loadmaster Derrick & Equipment, Inc.	—	0.1
OEM Group, LLC	5.9	0.9
Togetherwork Holdings, LLC	—	0.1
Tri Starr Management Services, Inc.	0.5	0.5
Sciens Building Solutions, LLC	2.4	2.1
SPST Holdings, LLC	0.8	0.8
Whitney, Bradley & Brown, Inc.	—	0.1
	12.8	9.5
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.4	0.3
	1.1	1.0
Total unfunded commitments	$28.7	$15.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share	Percentage Attributable to Return of Investors' Paid-In Capital
August 5, 2010	September 2, 2010	September 30, 2010	$0.05	—
November 4, 2010	November 30, 2010	December 28, 2010	$0.10	—
December 14, 2010	December 31, 2010	January 28, 2011	$0.15	—
March 10, 2011	March 25, 2011	March 31, 2011	$0.23	—
May 5, 2011	June 15, 2011	June 30, 2011	$0.25	—
July 28, 2011	September 15, 2011	September 30, 2011	$0.26	—
October 27, 2011	December 15, 2011	December 30, 2011	$0.28	—
March 6, 2012	March 20, 2012	March 30, 2012	$0.29	—
March 6, 2012	March 20, 2012	March 30, 2012	$0.05	—
May 2, 2012	June 15, 2012	June 29, 2012	$0.30	—
July 26, 2012	September 14, 2012	September 28, 2012	$0.32	—
November 2, 2012	December 14, 2012	December 28, 2012	$0.33	—
December 20, 2012	December 31, 2012	January 28, 2013	$0.05	—
February 27, 2013	March 15, 2013	March 29, 2013	$0.33	—
May 2, 2013	June 14, 2013	June 28, 2013	$0.34	—
August 2, 2013	September 16, 2013	September 30, 2013	$0.34	—
August 2, 2013	September 16, 2013	September 30, 2013	$0.08	—
October 30, 2013	December 16, 2013	December 31, 2013	$0.34	—
March 4, 2014	March 17, 2014	March 31, 2014	$0.34	—
May 7, 2014	June 16, 2014	June 30, 2014	$0.34	—
August 7, 2014	September 15, 2014	September 30, 2014	$0.34	—
November 4, 2014	December 15, 2014	December 31, 2014	$0.34	—
March 6, 2015	March 20, 2015	March 31, 2015	$0.34	—
May 5, 2015	June 15, 2015	June 30, 2015	$0.34	—
August 4, 2015	September 15, 2015	September 30, 2015	$0.34	—
November 3, 2015	December 15, 2015	December 31, 2015	$0.34	—
March 8, 2016	March 21, 2016	March 31, 2016	$0.34	—
May 3, 2016	June 15, 2016	June 30, 2016	$0.34	—
August 2, 2016	September 15, 2016	September 30, 2016	$0.34	—
November 8, 2016	December 15, 2016	December 30, 2016	$0.27	—
March 7, 2017	March 20, 2017	March 31, 2017	$0.27	—
May 2, 2017	June 15, 2017	June 30, 2017	$0.27	—
August 1, 2017	September 15, 2017	September 29, 2017	$0.27	—
November 7, 2017	December 15, 2017	December 29, 2017	$0.27	—
March 2, 2018	March 20, 2018	March 30, 2018	$0.27	—
May 1, 2018	June 15, 2018	June 29, 2018	$0.27	—
August 7, 2018	September 14, 2018	September 28, 2018	$0.27	—

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2018. There was $0.003 million of dividends reinvested for the three and six months ended June 30, 2017, respectively.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated as a return of capital (reduced by our fees and expenses) to the extent of a shareholder’s adjusted tax basis in our shares. If a shareholder’s tax basis is reduced to zero, the shareholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2018 distributions as of June 30, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of June 30, 2018, the percentage of 2018 income estimated as qualified interest income for tax purposes was 80.5%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Dollar amount repurchased	$—	$1.5	$—	$1.5
Shares repurchased	—	0.2	—	0.2
Average price per share (including commission)	$—	$10.0	$—	$10.01
Weighted average discount to net asset value	—	14.68%	—	14.68%

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

For the three months ended June 30, 2018 and 2017, we incurred base management fees payable to the Advisor of $2.3 million and $2.7 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred base management fees payable to the Advisor of $4.7 million and $5.2 million, respectively. As of June 30, 2018 and December 31, 2017, $2.3 million and $2.6 million, respectively, was payable to the Advisor.

Incentive Fee on Net Investment Income

We accepted the Advisor’s proposal to waive 100% of the incentive fees earned for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. No such fees were earned for the six months ended June 30, 2018.

Subsequently, we accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on June 30, 2019. Such waived incentive fees shall not be subject to recoupment.

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

The foregoing incentive fee will be subject to an Incentive Fee Cap (as defined below). The “Incentive Fee Cap” for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. “Cumulative Net Return” means (x) preincentive net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we will pay no incentive fee based on income to our Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an incentive fee based on preincentive net investment income to our Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on preincentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we will pay an incentive fee based on income to our Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap.“Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the three and six months ended June 30, 2018, we would have incurred $0.4 million and $1.7 million, respectively, of incentive fees related to ordinary income under this calculation.

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

For the three and six months ended June 30, 2018, we would have incurred $0 and $0, respectively, of incentive fees related to ordinary income under this calculation. For the three and six months ended June 30, 2017, we incurred $1.2 million and $2.5 million, respectively, of incentive fees related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2018, we reversed $0.0 million and $0.0 million, respectively, of incentive fees related to the adjustment of previously deferred incentive fee. For the three and six months ended June 30, 2017, we incurred $1.2 and $2.5 million, respectively, of incentive fees related to ordinary income. The lower incentive fees compared to the prior three and six months were the result of realized and unrealized losses in the portfolio. As of June 30, 2018 and December 31, 2017, $0.1 and $0.1 million, respectively, of such incentive fees are currently payable to the Advisor related to deferred PIK income that has now been collected in cash. As of June 30, 2018 and December 31, 2017, $0.9 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement of June 30, 2018 and December 31, 2017.

GAAP Incentive Fee

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, such as an interest rate derivative, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2018 and 2017, we incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2018 and 2017, we incurred administrator expenses of $0.5 million and $0.7 million, respectively. For the six months ended June 30, 2018 and 2017, we incurred administrator expenses of $1.1 million and $1.5 million, respectively. As of June 30, 2018 and December 31, 2017, $0.0 and $0.0 million of administrator expenses were due from the Advisor, respectively.

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

Greenway had $150 million of capital committed by affiliates of a single institutional investor, and is managed by us. Our capital commitment to Greenway is $0.0 million. As of June 30, 2018, all commitments have been called. Our nominal investment in Greenway is reflected in the June 30, 2018 and December 31, 2017 Consolidated Schedules of Investments. As of June 30, 2018, distributions representing 125.5% of the committed capital of the investor have been made from Greenway. Distributions from Greenway, including return of capital and earnings, to its members from inception through June 30, 2018 totaled $188.3 million.

We act as the investment adviser to Greenway and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of ours. For the three and six months ended June 30, 2018, we earned $0.0 million and $0.0 million in fees related to Greenway, respectively, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2017, we recorded a net reduction of fees of $0.0 million and $0.0 million, respectively, related primarily to the reduction of the unrealized incentive fee related to Greenway’s portfolio performance, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $0.0 million and $0.1 million of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, we have established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by us. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II has $187.0 million of commitments primarily from institutional investors. As of June 30, 2018, all commitments have been called. Our nominal investment in Greenway II is reflected in the June 30, 2018 and December 31, 2017 Consolidated Schedules of Investments. As of June 30, 2018, distributions representing 76.2% of the committed capital of the Greenway II investors have been made from Greenway II. Distributions from Greenway II to its members and investors, including return of capital and earnings, from inception through June 30, 2018 totaled $142.6 million.

We act as the investment adviser to Greenway II and are entitled to receive certain fees relating to our investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended June 30, 2018 and 2017, we earned $0.2 million and $0.3 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investment in the Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, we earned $0.5 million and $0.6 million, respectively, in fees related to Greenway II, which are included in other income from non-controlled affiliated investments in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, $0.2 million and $0.3 million, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when commitments close and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended June 30, 2018 and 2017, we recognized $0 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the six months ended June 30, 2018 and 2017, we recognized $0.0 million and $0.1 million, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of June 30, 2018 and December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those that we invest in pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and us. However, we have the discretion to invest in other securities.

Due to and from Affiliates

The Advisor paid certain other general and administrative expenses on our behalf. As of June 30, 2018 and December 31, 2017, there was $0.3 million and $0.2 million due to affiliate, respectively, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2018 and December 31, 2017, the Advisor owed $0.0 million and $0.0 million, respectively, of administrator expenses as a reimbursement to us, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

We act as the investment adviser to Greenway and Greenway II and are entitled to receive certain fees. As a result, each of Greenway and Greenway II is classified as an affiliate. As of June 30, 2018 and December 31, 2017, $0.3 million and $0.4 million of fees related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For our controlled equity investments, as of June 30, 2018, we had $3.3 million of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc., $0.0 million of fees from OEM Group, LLC, $0.4 million of interest from Copperweld Bimetallics, LLC and $0.1 million of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable and $0.2 million of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, we had $3.5 million of dividends receivable from Logan JV and C&K Market, Inc., $0.5 million of interest and fees from OEM Group, LLC included in interest, dividends, and fees receivable, $0.2 million of interest from Copperweld Bimetallics LLC, $0.1 million of interest from Loadmaster Derrick & Equipment, Inc., and $0.3 million of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $0.1 million of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, our board of directors undertakes a multi-step valuation process each quarter, as described below:

•

our quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment; preliminary valuation conclusions are then documented and discussed with the investment committee of the Advisor;

•

to the extent determined by the audit committee of our board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and review the Advisor’s preliminary valuations in light of their own independent assessment unless the amounts are immaterial or have closed near quarter-end;

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

We have adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, we estimate the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in our investments in funds. The remaining term of our investments in funds is expected to be one to five years.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2018, we had loans on non-accrual status with an amortized cost basis of $9.7 million and fair value of $4.0 million. As of June 30, 2017, we had loans on non-accrual status with an amortized cost basis of $46.3 million and fair value of $27.4 million.

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

U.S. Federal Income Taxes, including excise tax

We operate so as to maintain our status as a RIC under Subchapter M of the Code and intend to continue to do so. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders. In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% federal excise tax, we must distribute each calendar year the sum of (i) 98% of our ordinary income for each such calendar year (ii) 98.2% of our net capital gains for the one-year period ending October 31 of that calendar year, and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax. We may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that we determine that its estimated current year annual taxable income will be in excess of estimated current year distributions from such taxable income, we accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate. We will accrue excise tax on undistributed taxable income as required. Please refer to “Distributions” above for a summary of the distributions. For the three months ended June 30, 2018 and 2017 we incurred U.S. federal excise tax and other tax expenses of $0.2 million and $0.2 million, respectively. For the six months ended June 30, 2018 and 2017 we incurred U.S. federal excise tax and other tax expenses of $0.3 million and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions (benefits) for the three and six months ended June 30, 2018 and 2017 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Current income tax provision:
Current income tax benefit (provision)	$—	$(0.1)	$—	$(0.2)
Current tax provision on realized gain on investments	—	(0.8)	—	(0.8)

Deferred income tax benefit:
Deferred income tax benefit	—	0.1	—	0.2
(Provision) benefit for taxes on unrealized gain on investments	(0.1)	1.7	(0.2)	1.9

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2018 and December 31, 2017, $0.0 million and $0.0 million, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2018 and December 31, 2017, $1.8 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains and other temporary book to tax differences related to investments and other book to tax differences held in its corporate subsidiaries. As of June 30, 2018 and December 31, 2017, $2.0 million (net of $3.7 million allowance) and $2.7 million (net of $1.1 million allowance), respectively, of deferred tax assets were presented on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods. We believe that it will be able to fully utilize these deferred tax assets against future taxable income.

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

Recent Developments

On July 25, 2018, we received $15.0 million in proceeds from the partial repayment of our first lien senior secured term loan in Alex Toys, LLC.

On August 2, 2018, we received $5.2 million in proceeds from the repayment of our second lien term loan in Gold, Inc.

On August 7, 2018, in consultation with our board of directors, we accepted the Advisor’s proposal to extend its waiver of 100% of the incentive fees accrued through June 30, 2019. Such incentive fees waived shall not be subject to recoupment. Refer to Related Party Transactions in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

On August 7, 2018, our board of directors declared a dividend of $0.27 per share payable on September 28, 2018 to stockholders of record at the close of business on September 14, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2018, 95.3% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2018 and December 31, 2017, the weighted average interest rate floor on our floating rate loans was 0.92% and 0.94%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our June 30, 2018, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$11.7	$4.3	$7.4
Up 200 basis points	$7.8	$2.9	$4.9
Up 100 basis points	$3.9	$1.4	$2.5
Down 300 basis points	$(4.8)	$(3.0)	$(1.8)
Down 200 basis points	$(4.8)	$(2.8)	$(2.0)
Down 100 basis points	$(3.7)	$(1.4)	$(2.3)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2018 for more information on the incentive fee.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 6, 2018 other than as included in Part II, Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, filed with the SEC on May 2, 2018.

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

There were no stock repurchases during the six months ended June 30, 2018. The following table presents information with respect to the Company’s purchases of its common stock during the six months ended June 30, 2018.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2018 through January 31, 2018	—	$—	—	$19,747,919
February 1, 2018 through February 28, 2018	—	$—	—	$19,747,919
March 1, 2018 through March 31, 2018	—	$—	—	$20,000,000
April 1, 2018 through April 30, 2018	—	$—	—	$20,000,000
May 1, 2018 through May 31, 2018	—	$—	—	$20,000,000
June 1, 2018 through June 30, 2018	—	$—	—	$20,000,000
	—	$—	—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: August 8, 2018	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 8, 2018	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer