Form 10-Q
period 2018-09-30
THL Credit, Inc.
filed 2018-11-07
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 7, 2018 was 32,673,590.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	September 30, 2018	December 31, 2017
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $331,242 and $484,816, respectively)	$322,339	$449,951
Controlled investments (cost of $185,266 and $155,547, respectively)	185,052	158,736
Non-controlled, affiliated investments (cost of $24,817 and $4, respectively)	25,439	4
Cash	6,559	3,617
Escrow receivable	6,295	—
Interest, dividends, and fees receivable	7,006	7,835
Deferred financing costs	2,460	2,890
Deferred tax assets	2,056	2,661
Prepaid expenses and other assets	790	1,583
Due from related parties	378	407
Total assets	$558,374	$627,684
Liabilities:
Loans payable (See Note 7)	$112,961	$167,317
Notes payable ($110,000 and $110,000 face amounts, respectively, reported net of deferred financing costs of $2,485 and $2,985, respectively)	107,515	107,015
Accrued expenses and other payables	2,261	2,829
Base management fees payable	2,240	2,556
Deferred tax liability	2,035	2,336
Accrued incentive fees	856	972
Accrued interest and fees	375	551
Other deferred liabilities	38	79
Total liabilities	228,281	283,655
Commitments and contingencies (Note 8)

Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,674 and 32,674 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	33	33
Paid-in capital in excess of par	433,992	434,197
Net unrealized depreciation on investments, net of provision for taxes of $1,857 and $1,511, respectively	(10,188)	(34,660)
Accumulated net realized losses	(103,057)	(67,393)
Accumulated undistributed net investment income	9,313	11,150
Total net assets attributable to THL Credit, Inc.	330,093	343,327
Net assets attributable to non-controlling interest	—	702
Total net assets	$330,093	$344,029
Total liabilities and net assets	$558,374	$627,684
Net asset value per share attributable to THL Credit, Inc.	$10.10	$10.51

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$10,034	$13,510	$35,019	$41,245
Dividend income	—	—	17	139
Other income	165	418	716	1,913
From non-controlled, affiliated investments:
Interest income	835	—	1,444	—
Other income	248	279	791	820
From controlled investments:
Interest income	1,358	2,080	4,125	5,727
Dividend income	3,334	3,683	8,774	9,924
Other income	104	141	236	423
Total investment income	16,078	20,111	51,122	60,191
Expenses:
Interest and fees on borrowings	3,470	4,023	10,827	11,836
Base management fees	2,240	2,621	6,893	7,834
Incentive fees	1,658	811	1,649	3,276
Administrator expenses	512	670	1,640	2,207
Other general and administrative expenses	379	462	1,373	1,508
Amortization of deferred financing costs	317	409	937	1,214
Professional fees	413	818	1,124	1,522
Directors' fees	169	169	566	518
Total expenses	9,158	9,983	25,009	29,915
Incentive fee waiver	(1,658)	(811)	(1,658)	(811)
Total expenses, net of incentive fee waivers	7,500	9,172	23,351	29,104
Income tax provision (benefit), excise and other taxes	5	(215)	272	90
Net investment income	8,573	11,154	27,499	30,997
Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(184)	(11,324)	(38,777)	(22,276)
Controlled investments	(102)	—	241	—
Foreign currency transactions	2	6	(202)	(68)
Net realized loss on investments	(284)	(11,318)	(38,738)	(22,344)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(244)	10,421	26,669	5,215
Non-controlled, affiliated investments	(2,478)	—	619	—
Controlled investments	(359)	(5,795)	(3,403)	(3,533)
Translation of assets and liabilities in foreign currencies	(261)	(869)	933	(1,389)
Net change in unrealized (depreciation) appreciation on investments	(3,342)	3,757	24,818	293
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(102)	162	(703)	276
Net realized and unrealized loss from investments	(3,728)	(7,399)	(14,623)	(21,775)
Provision for taxes on realized gain on investments	—	(7)	—	(842)
(Provision) benefit for taxes on unrealized gain on investments	(192)	365	(346)	2,261
(Provision) benefit for taxes on realized and unrealized gain on investments	(192)	358	(346)	1,419
Net increase in net assets resulting from operations	$4,653	$4,113	$12,530	$10,641
Net investment income per common share:
Basic and diluted	$0.26	$0.34	$0.84	$0.94
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.14	$0.13	$0.38	$0.33
Dividends declared and paid	$0.27	$0.27	$0.81	$0.81
Weighted average shares of common stock outstanding:
Basic and diluted	32,674	32,722	32,674	32,839

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2018	2017
Increase in net assets from operations:
Net investment income	$27,499	$30,997
Net realized loss on investments	(38,738)	(22,344)
Net change in unrealized appreciation (depreciation) on investments	24,818	293
Provision for taxes on realized gain on investments	—	(842)
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(703)	276
(Provision) benefit for taxes on unrealized gain (loss) on investments	(346)	2,261
Net increase in net assets resulting from operations	12,530	10,641
Distributions to stockholders:
Distributions to stockholders from net investment income	(26,466)	(26,575)
Total distributions to stockholders	(26,466)	(26,575)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	—	3
Repurchase of common stock	—	(2,493)
Net decrease in net assets from capital share transactions	—	(2,490)
Total decrease in net assets	(13,936)	(18,424)
Net assets at beginning of period	344,029	389,820
Net assets at end of period	$330,093	$371,396
Common shares outstanding at end of period	32,674	32,674
Capital share activity:
Shares repurchased	—	252

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2018	2017
Cash flows from operating activities:
Net increase in net assets resulting from operations	$12,530	$10,641
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation on investments	(24,115)	(569)
Net realized loss on investments	37,215	22,819
Net realized loss on foreign exchange currency transactions	161	(5)
Increase in investments due to interest paid-in-kind	(1,524)	(2,082)
Amortization of deferred financing costs	937	1,214
Accretion of discounts on investments and other fees	(2,590)	(3,643)
Changes in operating assets and liabilities:
Purchases of investments	(56,708)	(90,421)
Proceeds from sale and paydown of investments	115,075	90,457
Decrease (increase) in interest, dividends and fees receivable	829	(1,521)
Decrease in deferred offering costs	148	—
Decrease in due from related parties	29	115
Decrease in prepaid expenses and other assets	1,979	310
Increase in income taxes payable	—	728
Decrease (increase) in deferred tax asset	605	(2,885)
(Decrease) increase in accrued expenses and other payables	(473)	338
Decrease in accrued credit facility fees and interest	(176)	(232)
(Decrease) increase in deferred tax liability	(301)	426
(Decrease) increase in base management fees payable	(316)	13
Decrease in other deferred liabilities	(41)	(360)
Decrease in accrued incentive fees payable, net	(116)	(2,087)
Net cash provided by operating activities	83,148	23,256
Cash flows from financing activities:
Repurchase of common stock	—	(2,493)
Borrowings under credit facility	69,500	85,860
Repayments under credit facility	(123,088)	(82,750)
Issuance of shares of common stock from dividend reinvestment	—	3
Distributions paid to stockholders	(26,466)	(26,575)
Financing costs paid	(152)	(132)
Net cash used in financing activities	(80,206)	(26,087)
Net increase (decrease) in cash	2,942	(2,831)
Cash, beginning of period	3,617	6,376
Cash, end of period	$6,559	$3,545
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$10,138	$10,530
Income taxes paid	$20	$24
PIK income earned	$1,821	$1,786

Non-cash Operating Activities:

For the nine months ended September 30, 2018 and 2017, 0 shares and 0.3 shares of common stock were issued in connection with dividend reinvestments of $0 and $3, respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—97.65% of net asset value
First lien senior secured debt
—82.08% of net asset value
Canada
—4.69% of net asset value
Fairstone Financial Inc. (7)(16)(25)	Financial services	8.8% (CDOR + 7%)	3/31/2017	3/31/2023	$15,473	$15,001	$15,473
				Subtotal Canada	$15,473	$15,001	$15,473
Midwest
—7.00% of net asset value
1-800 Hansons, LLC (30)	IT services	8.9% (LIBOR + 6.5%)	10/19/2017	10/19/2022	$3,902	$3,844	$3,824
1-800 Hansons, LLC (30)	IT services	8.9% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	205	209
Home Partners of America, Inc. (16)	Consumer products and services	8.5% (LIBOR + 6.3%)	10/13/2016	10/13/2022	7,810	7,705	7,888
Home Partners of America, Inc. (16)(31)	Consumer products and services	8.5% (LIBOR + 6.3%)	6/29/2018	10/13/2022	—	—	—
Matilda Jane Holdings, Inc.	Consumer products and services	10.7% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,222	11,179
				Subtotal midwest	$23,329	$22,976	$23,100
Northeast
—19.18% of net asset value
Alex Toys, LLC	Consumer products and services	12.4% (LIBOR + 10%)	6/30/2014	8/15/2019	$9,186	$9,135	$8,451
Anexinet Corp.	IT services	8.7% (LIBOR + 6.5%)	7/28/2017	7/28/2022	16,739	16,479	16,572
Constructive Media, LLC	Media, entertainment and leisure	12.3% (LIBOR + 10%)	11/23/2015	11/23/2020	9,812	9,726	9,862
HealthDrive Corporation	Healthcare	10.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	9,825	9,716	9,825
HealthDrive Corporation (9)	Healthcare	10.3% (LIBOR + 8.1%)	11/21/2016	11/21/2021	1,750	1,728	1,750
smarTours, LLC	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	6,039	5,940	6,039
smarTours, LLC (9)(10)	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(12)	—
Urology Management Associates, LLC	Healthcare	7.2% (LIBOR+ 5%)	8/31/2018	8/31/2024	5,085	4,997	4,996
Women's Health USA	Healthcare	8.4% (LIBOR + 6.6%) (8)	8/9/2017	8/9/2022	5,870	5,781	5,840
				Subtotal northeast	$64,306	$63,490	$63,335
Southeast
—10.68% of net asset value
Sciens Building Solutions, LLC	Business services	8.1% (LIBOR + 5.8%)	2/2/2017	2/2/2022	$9,501	$9,369	$9,406

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Sciens Building Solutions, LLC (9)	Business services	8.1% (LIBOR + 5.8%)	2/2/2017	2/2/2022	—	(35)	—
Virtus Pharmaceuticals, LLC	Healthcare	12.0% (8)	7/17/2014	7/17/2019	24,013	23,902	23,352
Whitney, Bradley & Brown, Inc.	Business services	11.3% (LIBOR + 9%)	10/18/2017	10/18/2022	2,475	2,435	2,500
				Subtotal southeast	$35,989	$35,671	$35,258
Southwest
—32.30% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.7% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$10,793	$10,793	$10,793
Hart InterCivic, Inc.	IT services	12.9% (LIBOR + 10.5%)	3/31/2016	3/31/2019	24,717	24,633	24,964
Holland Intermediate Acquisition Corp.	Energy / utilities	11.4% (LIBOR + 9%)	5/29/2013	5/29/2020	21,323	21,323	19,404
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.4% (LIBOR + 9%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.6% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,479	23,404
LAI International, Inc.	Industrials and manufacturing	10.6% (8)	10/22/2014	10/22/2019	21,702	21,590	20,183
LAI International, Inc. (9)	Industrials and manufacturing	9.3% (8)	10/22/2014	10/22/2019	4,455	4,455	4,143
LAI International, Inc. (9)	Industrials and manufacturing	13.0% (8)	4/24/2017	10/22/2019	4,008	3,974	3,729
				Subtotal southwest	$111,634	$111,247	$106,620
West
—8.23% of net asset value
Gener8, LLC	Business services	7.7% (LIBOR + 5.5%)	8/14/2018	8/14/2023	$6,000	$5,912	$5,910
Gener8, LLC (9)	Business services	7.7% (LIBOR + 5.5%)	8/14/2018	8/14/2023	300	278	300
It's Just Lunch International LLC	Media, entertainment and leisure	10.7% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,437	5,500
MeriCal, LLC	Consumer products and services	11.3% (LIBOR+ 9%)	9/30/2016	9/30/2021	15,615	15,371	15,459
				Subtotal west	$27,415	$26,998	$27,169

			Subtotal first lien senior secured debt		$278,146	$275,383	$270,955

Second lien debt
—6.29% of net asset value
Northeast
—3.64% of net asset value
Merchants Capital Access, LLC (16)	Financial services	12.9% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,895	$12,000
				Subtotal northeast	$12,000	$11,895	$12,000
Southeast
—2.65% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
MB Medical Operations LLC	Healthcare	11.2% (LIBOR + 9%)	12/7/2016	6/7/2022	$9,024	$8,903	$8,753
				Subtotal southeast	$9,024	$8,903	$8,753

			Subtotal second lien debt		$21,024	$20,798	$20,753

Subordinated debt
—2.10% of net asset value
Southeast
—2.10% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	3/31/2019	$9,257	$9,257	$6,942
			Subtotal southeast		$9,257	$9,257	$6,942

			Subtotal subordinated debt		$9,257	$9,257	$6,942

Equity investments
—2.35% of net asset value
Midwest
—0.13% of net asset value
Hostway Corporation (20)	IT services		12/27/2013	12/13/2020	20,000	$1,800	$—
Hostway Corporation (19)	IT services		12/27/2013		1,800	200	196
Matilda Jane Holdings, Inc. (13)(19)	Consumer products and services		4/28/2017		488,896	489	229
			Subtotal midwest			$2,489	$425
Northeast
—1.41% of net asset value
Alex Toys, LLC (12)(13)(14)(20)	Consumer products and services		5/22/2015		153.85	$1,000	$—
Alex Toys, LLC (12)(13)(14)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Constructive Media, LLC (12)(20)	Media, entertainment and leisure		11/23/2015		750,000	750	512
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		50	—	—
Specialty Brands Holdings, LLC (20)	Restaurants		6/29/2018		1,061	—	—
SPST Holdings, LLC (12)(14)(20)	Consumer products and services		10/31/2017		215,827	216	231
Urology Management Associates, LLC (20)	Healthcare		8/31/2018		769.23	769	769
Wheels Up Partners, LLC (12)(14)(20)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,623	$4,636

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southeast
—0.18% of net asset value
Firebirds International, LLC (12)(20)	Restaurants		5/17/2011		1,906	$191	$422
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		7,720.86	127	—
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		231.82	244	181
Virtus Pharmaceuticals, LLC (12)(14)(20)	Healthcare		3/31/2015		589.76	590	—
			Subtotal southeast			$1,152	$603
Southwest
—0.44% of net asset value
Allied Wireline Services, LLC (12)(14)(20)	Energy / utilities		2/28/2014		618,867.92	$619	$837
Dimont & Associates, Inc. (20)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (20)	Consumer products and services		4/30/2014		1,902.04	1,716	449
Sciens Building Solutions, LLC (12)(19)	Business services		7/12/2017		170.39	170	178
			Subtotal southwest			$2,634	$1,464
West
—0.19% of net asset value
MeriCal, LLC (12)(13)(20)	Consumer products and services		9/30/2016	9/30/2021	5,124.30	$10	$50
MeriCal, LLC (12)(13)(19)	Consumer products and services		9/30/2016		500.29	505	586
			Subtotal west			$515	$636

				Subtotal equity		$11,413	$7,764

Warrants
—0.21% of net asset value
Southwest
—0.21% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities		2/28/2014		501,159.24	$175	$678
				Subtotal southwest		$175	$678

				Subtotal warrants		$175	$678

Investment in payment rights
—3.50% of net asset value
Northeast
—3.39% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Duff & Phelps Corporation (15)(16)	Financial services	14.4%	6/1/2012			$10,348	$11,175
				Subtotal northeast		$10,348	$11,175
Southeast
—0.11% of net asset value
Surgery Center Holdings, Inc. (15)(16)	Healthcare	12.3%	10/1/2015			$403	$366
				Subtotal southeast		$403	$366

			Subtotal investment in payment rights			$10,751	$11,541

Investments in funds
—1.12% of net asset value
Midwest
—0.89% of net asset value
Freeport Financial SBIC Fund LP (16)(26)	Financial services		6/14/2013			$2,957	$2,948
				Subtotal midwest		$2,957	$2,948
West
—0.23% of net asset value
Gryphon Partners 3.5, L.P. (16)(26)	Financial services		11/20/2012			$508	$758
				Subtotal west		$508	$758

			Subtotal investments in funds			$3,465	$3,706

Total non-controlled/non-affiliated investments
—97.65% of net asset value						$331,242	$322,339

Controlled investments
—56.06% of net asset value

First lien senior secured debt
—13.98% of net asset value
Northeast
—1.80% of net asset value
Tri Starr Management Services, Inc. (17)(22)	Business services	9% (ABR + 3.8%)	7/22/2016	9/30/2019	$—	$—	$—
Tri Starr Management Services, Inc. (17)(23)	Business services	7% (LIBOR + 4.8%)	7/22/2016	9/30/2019	669	669	669
Tri Starr Management Services, Inc. (17)	Business services	7% (LIBOR + 4.8%)	7/22/2016	9/30/2019	291	291	291
Tri Starr Management Services, Inc. (17)	Business services	7% (LIBOR + 4.8%)	7/22/2016	9/30/2019	2,545	2,545	2,545
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Tri Starr Management Services, Inc. (17)	Business services	10.0% PIK	7/22/2016	9/30/2019	1,695	1,633	1,695
Tri Starr Management Services, Inc. (17)(21)	Business services	10.0% PIK	7/22/2016	9/30/2019	1,130	320	735
Tri Starr Management Services, Inc. (17)(21)	Business services	5.0% PIK	7/22/2016	9/30/2019	3,364	1,062	—
				Subtotal northeast	$9,694	$6,520	$5,935
Southeast
—2.15% of net asset value
Loadmaster Derrick & Equipment, Inc. (17)(21)	Energy / utilities	11.9% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$8,315	$7,307	$2,495
Loadmaster Derrick & Equipment, Inc. (17)(21)	Energy / utilities	13.7% (LIBOR+ 12% PIK)	7/1/2016	12/31/2020	1,885	1,053	—
Loadmaster Derrick & Equipment, Inc. (17)(21)	Energy / utilities	12.6% (LIBOR + 10.3%)	1/17/2017	12/31/2020	4,615	4,615	4,615
				Subtotal southeast	$14,815	$12,975	$7,110
Southwest
—10.03% of net asset value
OEM Group, LLC (17)	Industrials and manufacturing	11.7% (LIBOR + 9.5%) (7.7% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$18,893	$18,893	$18,893
OEM Group, LLC (17)	Industrials and manufacturing	11.7% (LIBOR + 9.5%) (7.7% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,020	9,015	9,020
OEM Group, LLC (17)	Industrials and manufacturing	11.7% (LIBOR + 9.5%) (7.7% Cash + 4.0% PIK)	6/26/2018	6/30/2022	5,195	5,031	5,195
				Subtotal southwest	$33,108	$32,939	$33,108

			Subtotal first lien senior secured debt		$57,617	$52,434	$46,153

Second lien debt
—1.64% of net asset value
Southeast
—1.64% of net asset value
Copperweld Bimetallics LLC (17)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—14.36% of net asset value
Northeast

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—2.72% of net asset value
Tri Starr Management Services, Inc. (17)(20)	Business services		7/22/2016		0.720	$3,136	$9,009
				Subtotal northeast		$3,136	$9,009
Southeast
—6.48% of net asset value
Copperweld Bimetallics LLC (17)(19)(27)	Industrials and manufacturing		10/5/2016		676.93	$3,501	$4,038
Copperweld Bimetallics LLC (17)(20)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	17,339
Loadmaster Derrick & Equipment, Inc. (17)(19)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (17)(20)	Energy / utilities		12/21/2016		2,955.600	—	—
				Subtotal southeast		$13,565	$21,377
Southwest
—0.54% of net asset value
OEM Group, LLC (12)(13)(17)(24)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$1,766
				Subtotal southwest		$8,890	$1,766
West
—4.62% of net asset value
C&K Market, Inc. (17)(20)	Retail & grocery		11/3/2010		1,992,365	$2,270	$5,282
C&K Market, Inc. (17)(19)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal West		$13,226	$15,244

				Subtotal equity		$38,817	$47,396
Investments in funds
—26.08% of net asset value
Northeast
—26.08% of net asset value
THL Credit Logan JV LLC (12)(16)(17)(18)(20)(26)	Investment funds and vehicles		12/3/2014		—	$88,600	$86,088
				Subtotal northeast		88,600	86,088

			Subtotal investments in funds			$88,600	$86,088
Total controlled investments
—56.06% of net asset value						$185,266	$185,052

Non-controlled/affiliated investments
—7.71% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
First lien senior secured debt
—6.96% of net asset value
Southwest
Charming Charlie LLC (28)	Retail & grocery	12.3% (LIBOR + 10%) (7.3% Cash + 5.0% PIK)	4/24/2018	4/24/2023	11,325	$10,912	$10,475
Charming Charlie LLC (28)	Retail & grocery	12.3% (LIBOR + 10%) (3.3% Cash + 9.0% PIK)	4/24/2018	4/24/2023	13,724	13,232	11,829
Charming Charlie LLC (28)(29)	Retail & grocery		4/24/2018	5/15/2019	—	—	—
Charming Charlie LLC (29)	Retail & grocery	20.0%	9/27/2018	5/15/2019	671	671	671

				Subtotal southwest		$24,815	$22,975

				Subtotal first lien senior secured debt		$24,815	$22,975
Equity investments
—0.75% of net asset value
Southwest
Charming Charlie LLC	Retail & grocery		4/24/2018		128,307,716	$—	$2,460
				Subtotal southwest		$—	$2,460

				Subtotal equity		$—	$2,460
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(16)(20)(26)	Investment funds and vehicles		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(16)(20)(26)	Investment funds and vehicles		3/1/2013			1	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments
—7.71% of net asset value						$24,817	$25,439

Total investments—161.42% of net asset value						$541,325	$532,830

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

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
(3)

As of September 30, 2018, 25.4% and 25.7% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of September 30, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.26%, 2.31%, 2.40% and 2.60%, respectively. As of September 30, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.83%, 1.90%, 2.02% and 2.19%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)	Unless otherwise indicated, all investments are valued using significant unobservable inputs.
(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(15)	Income-producing security with no stated coupon; interest rate reflects an estimation of the effective yield to expected maturity as of September 30, 2018.
(16)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(17)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended September 30, 2018 in which the issuer was a portfolio company that the Company is deemed to control.

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

(19)	Preferred stock.
(20)	Common stock and member interest.
(21)	Loan was on non-accrual as of September 30, 2018.
(22)	Issuer pays 3.0% weighted average unfunded commitment fee on the revolving loan facility.
(23)	Issuer pays 4.75% unfunded commitment fee on the revolving loan facility.
(24)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2018.
(25)	Canadian denominated investment with a par and fair market value of CAD $20,000 and CAD $20,000, respectively.
(26)	Investment is measured at fair value using net asset value.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2018

(dollar amounts in thousands)

(unaudited)

(27)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
(28)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP (as defined in Note 2), the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a noncontrolling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility (see tickmark 29 for further description), which was subsequently reduced to $8,275 with $671 funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

(29)

In conjunction with the emergence from bankruptcy on April 24, 2018, a $20,000 vendor financing facility was established and will backstop the payment of vendor purchase order invoices not paid by the company but submitted under the program by participating vendors. Charming Charlie LLC pays a 2.5% fee on unfunded commitments, a percentage fee on each applicable purchase order and, if drawn, an interest rate on any invoices paid by the facility. All terms, including but not limited to interest rate, vendor credit terms and applicable percentage fees, are negotiated on a vendor-by-vendor basis. As of September 30, 2018, the Company had a commitment of $8,275 with no funded commitments or unpaid invoices submitted under the vendor financing facility. During the three months ended September 30, 2018, the Company converted $671 of unfunded vendor financing commitments into a first lien term loan which was subsequently funded.

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

September 30, 2018

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. The Company has made changes to the presentation of prior year information to conform with current year presentation.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in THL Credit OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure under the heading, THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2018 and December 31, 2017.

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

Under the Notes Payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the old arrangement is lower than the borrowing capacity of the new arrangement for each underlying lender in the lending syndicate, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2018, the Company had loans on non-accrual status with an amortized cost basis of $14,357 and fair value of $7,844. As of September 30, 2017, the Company had loans on non-accrual status with an amortized cost basis of $32,371 and fair value of $19,657.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2018 and 2017:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Accumulated PIK balance, beginning of period	$3,583	$4,412	$3,922	$3,086
PIK income capitalized/receivable	934	427	1,824	1,785
PIK received in cash from repayments	(233)	—	(1,346)	(32)
PIK reduced through restructurings/sales	—	(44)	—	(44)
Accumulated PIK balance, end of period	$4,284	$4,795	$4,400	$4,795

Interest income from the Company’s tax receivable agreements (“TRAs”) is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized are recorded as a reduction to the cost basis of the investment. The Company monitors the anticipated cash flows from its TRAs and will adjust its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2018 and 2017.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 9, Distributions, for a summary of recent dividends paid. For the three months ended September 30, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $(1) and $19, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax expenses of $302 and $310, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Current income tax provision:
Current income tax benefit (provision)	$(6)	$170	$(13)	$6
Current tax provision on realized gain on investments	—	(7)	—	(842)
Deferred income tax benefit:
Deferred income tax benefit	—	64	43	214
(Provision) benefit for taxes on unrealized gain on investments	(192)	365	(346)	2,261

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies where the Company holds equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2018 and December 31, 2017, $13 and $42, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018 and December 31, 2017, $2,035 and $2,336, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2018 and December 31, 2017, $2,056 (net of $4,316 allowance) and $2,661 (net of $1,149 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods therein. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606),” which amends the criteria for revenue recognition where an entity enters into contracts with customers to transfer goods or services or where there is a transfer of nonfinancial assets. Under ASU 2016-10, an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2016-10 was effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 was effective for annual and interim reporting periods after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which impacts fair value disclosure for both private and public companies. ASU 2018-13 removes, modifies, and adds certain fair value related disclosures. ASU 2018-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company has determined that this guidance will not have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$340,083	$—	$—	$340,083
Second lien debt	26,168	—	—	26,168
Subordinated debt	6,942	—	—	6,942
Equity investments	57,620	—	—	57,620
Warrants	678	—	—	678
Investment in Logan JV (1)	86,088	—	—	—
Investment in payment rights	11,541	—	—	11,541
Investments in funds (1)	3,710	—	—	—
Total investments	$532,830	$—	$—	$443,032

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$407,097	$—	$—	$407,097
Second lien debt	32,765	—	—	32,765
Subordinated debt	19,105	—	—	19,105
Equity investments	69,174	—	—	69,174
Warrants	75	—	—	75
Investment in Logan JV (1)	65,410	—	—	—
Investment in payment rights	11,259	—	—	11,259
Investments in funds (1)	3,806	—	—	—
Total investments	$608,691	$—	$—	$539,475

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of September 30, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$98,971	$96,663	18.13%	29.29%
Investment funds and vehicles	88,602	86,092	16.16%	26.08%
Consumer products and services	78,664	73,965	13.88%	22.41%
Healthcare	57,160	55,832	10.48%	16.91%
IT services	47,161	45,765	8.59%	13.86%
Financial services	40,838	42,354	7.95%	12.83%
Retail & grocery	38,041	40,679	7.63%	12.32%
Energy / utilities	46,999	38,822	7.29%	11.76%
Business services	27,785	33,238	6.24%	10.07%
Media, entertainment and leisure	15,913	15,874	2.98%	4.81%
Transportation	1,000	3,124	0.59%	0.95%
Restaurants	191	422	0.08%	0.13%
Total Investments	$541,325	$532,830	100.00%	161.42%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$121,937	$117,149	19.25%	34.05%
Industrials and manufacturing	92,506	93,272	15.32%	27.11%
Financial services	75,111	77,663	12.76%	22.57%
Investment funds and vehicles	67,000	65,410	10.75%	19.01%
IT services	57,401	56,159	9.23%	16.32%
Healthcare	46,011	45,711	7.51%	13.29%
Business services	38,601	42,266	6.94%	12.29%
Energy / utilities	46,138	38,417	6.31%	11.17%
Retail & grocery	41,629	37,615	6.18%	10.93%
Media, entertainment and leisure	31,380	30,362	4.99%	8.83%
Transportation	1,000	3,124	0.51%	0.91%
Restaurants	21,653	1,543	0.25%	0.45%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the geographical concentration of our investment portfolio as of September 30, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$188,615	$192,181	36.07%	58.22%
Southwest	190,036	178,477	33.50%	54.07%
Southeast	78,005	76,418	14.34%	23.15%
West	41,247	43,807	8.22%	13.27%
Midwest	28,421	26,474	4.97%	8.02%
Canada	15,001	15,473	2.90%	4.69%
Total Investments	$541,325	$532,830	100.00%	161.42%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$244,792	$221,948	36.48%	64.53%
Southwest	189,459	180,283	29.62%	52.40%
Southeast	72,451	67,579	11.10%	19.64%
Northwest	39,359	43,977	7.22%	12.78%
Midwest	44,882	43,117	7.08%	12.53%
West	27,323	27,963	4.59%	8.13%
Canada	22,101	23,824	3.91%	6.92%
Total Investments	$640,367	$608,691	100.00%	176.93%

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

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$234,452	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	14%		(13%)
	90,070	Market comparable companies (market approach)	EBITDA Multiple	4.7	x	-	5.5	x	(5.1	x)
	7,110	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.7	x	(0.5	x)
	8,451	Collateral Analysis	Recovery Rate	92%
Second lien debt	20,753	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Subordinated debt	6,942	Market comparable companies (market approach)	EBITDA Multiple	3.8	x	-	4.3	x	(4.0	x)
Equity investments	54,496	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.7	x	(5.4	x)
	3,124	Market comparable companies (market approach)	Revenue Multiple	3.0	x	-	3.5	x	(3.3	x)
Warrants	678	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Investment in payment rights	11,541	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		12%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$443,032

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2017:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Range (Average) (1)
First lien senior secured debt	$334,483	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	12%		(12%)
	72,614	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.2	x	(4.8	x)
Second lien debt	26,237	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(13%)
	6,528	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Subordinated debt	12,425	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	14%		(14%)
	6,680	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	55,201	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.0	x	(5.7	x)
	13,973	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	16%		-	17%		(16%)
Warrants	75	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	6.3	x	(6.0	x)
Investment in payment rights	11,259	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		13%
			Federal and State Tax Rates	26%
Total Level 3 Investments	$539,475

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreement, or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	30,996	—	—	769	—	403	32,168
Sales and repayments	(89,922)	(6,223)	(12,302)	(14,067)	—	—	(122,514)
Unrealized appreciation (depreciation)(1)	(689)	20,578	928	2,581	603	(121)	23,880
Realized (loss) gain	(10,748)	(21,013)	(1,210)	(1,119)	—	—	(34,090)
Net amortization of premiums, discounts and fees	2,387	61	71	71	—	—	2,590
PIK	962	—	350	211	—	—	1,523
Ending balance, September 30, 2018	$340,083	$26,168	$6,942	$57,620	$678	$11,541	$443,032
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(8,403)	$20	$(88)	$1,534	$603	$(120)	$(6,454)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases (2)	78,934	—	1,651	1,859	—	—	—	82,444
Sales and repayments (2)	(54,827)	(21,434)	—	(7,155)	—	—	(7,225)	(90,641)
Unrealized appreciation (depreciation)(1)	2,511	4,227	(1,520)	(2,851)	29	(47)	1,457	3,806
Realized (loss) gain	(11,969)	(11,329)	—	1,934	—	—	(1,457)	(22,821)
Net amortization of premiums, discounts and fees	3,439	100	70	31	—	—	—	3,640
PIK	805	386	493	399	—	—	—	2,083
Transfers between categories (3)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—
Ending balance, September 30, 2017	$418,825	$46,865	$20,086	$84,531	$29	$13,242	$—	$583,578
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$356	$(4,914)	$(1,519)	$1,765	$29	$(47)	$—	$(4,330)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)	Includes reorganizations and restructuring of investments.
(3)

Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments, and transfer of Alex Toys, LLC from second lien debt to first lien debt.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the nine months ended September 30, 2018 and 2017 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2018 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2017.

	For the nine months ended September 30,
Income Statement	2018	2017
Net Sales	$451,749	$456,993
Gross Profit	$106,005	$119,688
Net loss	$(8,427)	$(9,926)

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

As of September 30, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of September 30, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$88,600	$111,400
Perspecta Trident LLC	50,000	22,150	27,850
Total Investments	$250,000	$110,750	$139,250

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$67,000	$133,000
Perspecta Trident LLC	50,000	16,750	33,250
Total Investments	$250,000	$83,750	$166,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2018 and December 31, 2017, the Logan JV Credit Facility had $250,000 and $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2018 and December 31, 2017, Logan JV had $215,555 and $169,632 of outstanding borrowings under the credit facility, respectively.

As of September 30, 2018 and December 31, 2017, Logan JV had total investments at fair value of $320,805 and $250,400, respectively. As of September 30, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 130 and 110 different borrowers, respectively. As of September 30, 2018 and December 31, 2017, there were no loans on non-accrual status. As of September 30, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5,244 and $1,426, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2018 and December 31, 2017:

	As of September 30, 2018	As of December 31, 2017
First lien secured debt, at par	$313,915	$233,904
Second lien debt, at par	18,581	22,847
Total debt investments, at par	$332,496	$256,751
Weighted average yield on first lien secured loans (1)	7.0%	6.4%
Weighted average yield on second lien loans (1)	10.1%	9.3%
Weighted average yield on all loans (1)	7.2%	6.7%
Number of borrowers in Logan JV	130	110
Largest loan to a single borrower (2)	$5,167	$5,000
Total of five largest loans to borrowers (2)	$25,092	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2018 and December 31, 2017, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended September 30, 2018 and 2017, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,560 and $2,480, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations. For the nine months ended September 30, 2018 and 2017, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $7,360 and $6,660, respectively, which amounts are included in dividend income from controlled investments and net realized gain (loss) from controlled investments in the Consolidated Statement of Operations. As of September 30, 2018 and December 31, 2017, $2,648 and $2,640, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018, distributions declared and earned of $10,000 for the twelve months ended September 30, 2018, represented a dividend yield to the Company of 13.3% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9,300 for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested.

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Parq Holdings LP	Hotel, Gaming & Leisure	9.89% (LIBOR +7.5%)	12/05/2014	12/17/2020	990,000.00	990	$983	$992
PNI Canada Acquireco Corp	High Tech Industries	7.99% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,806,750.00	1,807	1,721	1,814

Total Canada							$2,704	$2,806

Germany
Rhodia Acetow	Construction & Building	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	987,500.00	988	$976	$983
VAC Germany Holding GmbH	Metals & Mining	6.39% (LIBOR +4%)	02/26/2018	02/26/2025	2,985,000.00	2,985	2,971	3,006
Total Germany							$3,947	$3,989

United Kingdom
Auxey Bidco Ltd. (12)	Services: Business	7.89% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000,000.00	5,000	$4,800	$4,825
EG Group	Retail	6.39% (LIBOR +4%)	03/23/2018	02/07/2025	2,852,333.34	2,852	2,839	2,862

Total United Kingdom							$7,639	$7,687

United States of America
1A Smart Start LLC	Services: Consumer	6.74% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,585,330.67	1,585	$1,580	$1,586
1A Smart Start LLC	Services: Consumer	6.99% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,431,250.00	2,431	2,419	2,431
A Place for Mom Inc	Services: Consumer	5.99% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,960,000.00	3,960	3,943	3,972
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.66% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000,000.00	5,000	4,954	4,950
Advanced Computer Software	High Tech Industries	6.88% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,500,000.00	1,500	1,496	1,515
Advanced Integration Technology LP	Aerospace & Defense	7.22% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,960,150.00	1,960	1,945	1,960
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.99% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,939,849.62	1,940	1,933	1,933
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.42% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,233,125.00	2,233	2,218	2,227
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	4,000,000.00	4,000	3,980	4,030
Alpha Media LLC	Media: Broadcasting & Subscription	8.2% (LIBOR +6%)	02/24/2016	02/25/2022	3,122,885.43	3,123	3,033	2,994
AMCP Clean Acquisition Co LLC	Services: Business	6.64% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,413,306.45	2,413	2,401	2,424
AMCP Clean Acquisition Co LLC (3) (13)	Services: Business	6.64% (LIBOR +4.25%)	07/10/2018	07/10/2025	580,645.16	581	(3)	3
American Sportsman Holdings Co	Retail	7.24% (LIBOR +5%)	11/22/2016	09/25/2024	3,960,000.00	3,960	3,914	4,005
Ansira Holdings, Inc. (4)	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.75%)	04/17/2018	12/20/2022	612,995.74	613	150	149
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,854,457.70	1,854	1,841	1,845
AP Gaming I LLC	Hotel, Gaming & Leisure	6.49% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,468,750.00	2,469	2,463	2,488
APC Aftermarket	Automotive	7.32% (LIBOR +5%)	05/09/2017	05/10/2024	493,750.00	494	486	448
Aptean, Inc.	Services: Business	6.64% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,183,053.65	1,183	1,174	1,192
Avaya Inc	Telecommunications	6.41% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,594,556.01	2,595	2,570	2,621
Barbri Inc	Media: Diversified & Production	6.35% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,198,716.22	3,199	3,185	3,195
BCP Qualtek Merger Sub LLC	Telecommunications	7.99% (LIBOR +5.75%)	07/16/2018	07/16/2025	4,000,000.00	4,000	3,922	3,960
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.16% (LIBOR +4%)	11/17/2017	11/01/2023	2,938,962.96	2,939	2,926	2,967
Big Ass Fans LLC	Services: Business	6.14% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,481,189.14	2,481	2,470	2,505
Big River Steel LLC	Metals & Mining	7.39% (LIBOR +5%)	08/15/2017	08/23/2023	1,980,000.00	1,980	1,964	2,013
BI-LO LLC	Retail	10.34% (LIBOR +8%)	05/15/2018	05/31/2024	1,500,000.00	1,500	1,443	1,508

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
Bomgar Corp	Telecommunications	6.39% (LIBOR +4%)	04/17/2018	04/18/2025	1,995,000.00	1,995	1,990	2,002
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.64% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,962,500.00	2,963	2,938	2,985
California Cryobank LLC	Healthcare & Pharmaceuticals	6.39% (LIBOR +4%)	08/03/2018	07/26/2025	3,208,333.34	3,208	3,193	3,228
Catapult Learning, Inc.	Services: Consumer	8.55% (LIBOR +6.35%)	05/22/2018	05/18/2023	4,739,336.49	4,739	4,695	4,692
Catapult Learning, Inc. (5) (13)	Services: Consumer	8.74% (LIBOR +6.35%)	05/22/2018	05/18/2023	260,663.51	261	(2)	(3)
CC Amulet Intermediate, LLC (6) (13)	Healthcare & Pharmaceuticals	7.14% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538,461.54	1,538	(15)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.99% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,452,884.61	3,453	3,420	3,418
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.14% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,950,000.00	4,950	4,931	4,925
Commercial Barge Line Co	Transportation: Cargo	10.99% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,312,500.00	1,313	1,285	1,020
Constellis Holdings, LLC	Aerospace & Defense	7.39% (LIBOR +5%)	04/18/2017	04/21/2024	1,975,000.00	1,975	1,959	1,960
Conyers Park Parent Merger Sub Inc	Retail	5.84% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,980,000.00	1,980	1,972	2,002
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.39% (LIBOR +5%)	07/14/2017	03/31/2023	4,403,508.77	4,404	4,369	4,293
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.89% (LIBOR +4.5%)	09/29/2017	10/04/2024	689,334.62	689	688	693
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,290,384.62	2,290	2,285	2,302
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187,266.11	4,187	4,101	2,826
CryoLife Inc	Healthcare & Pharmaceuticals	6.39% (LIBOR +4%)	11/15/2017	12/02/2024	1,985,000.00	1,985	1,976	2,010
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.49% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,925,325.00	1,925	1,930	1,817
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.49% (LIBOR +3.25%)	12/06/2017	02/13/2025	248,750.00	249	248	249
DigiCert, Inc.	High Tech Industries	6.39% (LIBOR +4.75%)	09/20/2017	10/31/2024	997,500.00	998	993	1,002
Drilling Info Inc.	High Tech Industries	6.54% (LIBOR +4.25%)	07/27/2018	07/26/2025	4,500,000.00	4,500	4,478	4,492
DXP Enterprises, Inc.	Energy: Oil & Gas	6.99% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,485,000.00	1,485	1,473	1,499
Evo Payments International, LLC	Services: Business	5.49% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,600,532.00	2,601	2,581	2,622
Fleetpride	Automotive	6.74% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,669,388.89	1,669	1,624	1,690
FullBeauty Brands LP	Retail	7.09% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,908,870.66	3,909	3,741	1,194
Gold Standard Baking, Inc.	Wholesale	6.94% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,488,069.76	2,488	2,483	2,264
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.49% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,769,385.51	4,769	4,748	4,769
Great Dane Merger Sub Inc	Services: Business	5.99% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,992,500.00	2,993	2,978	3,004
Green Plains Inc	Energy: Oil & Gas	7.75% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,414,285.72	1,414	1,403	1,434
Gruden Acquisition Inc.	Transportation: Cargo	7.89% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,974,619.29	1,975	1,937	1,996
Gulf Finance, LLC	Energy: Oil & Gas	7.64% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,879,498.41	1,879	1,840	1,586
Heartland Dental LLC (7)	Services: Consumer	3.75% (LIBOR +3.75%)	04/19/2018	04/17/2025	195,652.17	196	(1)	-
Heartland Dental LLC	Services: Consumer	5.99% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,301,086.96	1,301	1,295	1,303
Help/Systems Holdings, Inc.	High Tech Industries	5.99% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,995,000.00	1,995	1,990	2,010
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.99% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,962,500.00	4,963	4,940	4,863
Idera Inc	High Tech Industries	6.75% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,337,681.82	2,338	2,318	2,360
Impala Private Holdings II LLC	Services: Business	6.25% (LIBOR +4%)	11/10/2017	11/14/2024	1,605,701.76	1,606	1,599	1,612
Infoblox Inc.	High Tech Industries	6.74% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,141,111.99	2,141	2,103	2,159
Intermedia Holdings, Inc.	Telecommunications	8.36% (LIBOR +6%)	07/13/2018	07/11/2025	3,000,000.00	3,000	2,971	3,014
International Textile Group Inc	Consumer goods: Non-Durable	7.1% (LIBOR +5%)	04/20/2018	04/19/2024	993,750.00	994	989	997
Isagenix International LLC	Consumer goods: Non-Durable	8.14% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,975,000.00	1,975	1,956	1,980
Kemet Corporation	High Tech Industries	8.24% (LIBOR +6%)	04/21/2017	04/26/2024	937,500.00	938	915	956
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.64% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,910,450.00	3,910	3,874	3,910
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.99% (LIBOR +2.75%)	06/13/2017	06/15/2024	690,909.09	691	688	694
LifeScan Global Corp (12)	Healthcare & Pharmaceuticals	8.39% (LIBOR +6%)	06/19/2018	09/28/2024	2,250,000.00	2,250	2,183	2,231
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.56% (LIBOR +4.25%)	03/09/2018	03/17/2025	466,993.27	467	465	467

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809,102.72	1,809	1,801	1,809
Lyons Magnus Inc	Beverage, Food & Tobacco	5.99% (LIBOR +3.75%)	06/08/2018	11/11/2024	3,973,781.24	3,974	3,961	3,999
MAG DS Corp.	Aerospace & Defense	6.99% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,992,500.00	2,993	2,964	2,985
Mavenir Systems Inc	Telecommunications	8.14% (LIBOR +6%)	05/01/2018	05/01/2025	1,995,000.00	1,995	1,957	2,000
MCS Group Holdings LLC	Services: Business	7.14% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,975,000.00	1,975	1,967	1,684
MDVIP Inc	Services: Business	6.42% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,017,200.00	3,017	3,004	3,032
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.59% (LIBOR +5.25%)	05/29/2015	06/01/2022	877,875.65	878	875	887
Miller's Ale House Inc	Beverage, Food & Tobacco	6.83% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,400,000.00	2,400	2,388	2,382
MLN US Holdco LLC (12)	Telecommunications	6.89% (LIBOR +4.5%)	07/13/2018	07/13/2025	3,000,000.00	3,000	2,993	3,035
Morphe, LLC	Consumer goods: Non-Durable	8.4% (LIBOR +6%)	02/21/2017	02/10/2023	2,775,000.00	2,775	2,744	2,775
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,500,913.22	4,501	4,491	4,456
New Insight Holdings Inc	Services: Business	7.74% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,985,000.00	1,985	1,897	1,997
NextCare, Inc. (8) (13)	Healthcare & Pharmaceuticals	7.14% (LIBOR +4.75%)	02/13/2018	02/28/2023	588,235.29	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	6.99% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,394,705.88	3,395	3,365	3,395
Northern Star Holdings Inc.	Utilities: Electric	7.14% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,228,750.00	4,229	4,209	4,234
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.59% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000,000.00	3,000	2,969	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.1% (LIBOR +4%)	08/08/2017	08/01/2024	2,244,000.00	2,244	2,235	2,255
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.99% (LIBOR +3.75%)	10/06/2017	10/12/2024	1,985,024.98	1,985	1,976	1,997
OpenLink	High Tech Industries	7.39% (LIBOR +5%)	03/02/2018	03/21/2025	1,970,000.00	1,970	1,961	1,979
Output Services Group Inc	Services: Business	6.49% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,490,673.08	4,491	4,470	4,530
Park Place Technologies, LLC	Services: Business	6.24% (LIBOR +4%)	03/22/2018	03/22/2025	2,334,150.00	2,334	2,323	2,338
Ping Identity Corp	High Tech Industries	5.99% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,496,250.00	1,496	1,489	1,503
Pivotal Payments	Services: Business	4.5% (LIBOR +4.5%)	09/27/2018	09/27/2025	3,103,448.28	3,103	3,072	3,072
Pivotal Payments (9) (12)	Services: Business	3.39% (LIBOR +1%)	09/27/2018	09/27/2025	896,551.72	897	(9)	(9)
PLH Group Inc	Energy: Oil & Gas	8.34% (LIBOR +6%)	08/01/2018	07/25/2023	4,000,000.00	4,000	3,883	3,940
Polar US Borrower (12)	Chemicals, Plastics & Rubber	7.14% (LIBOR +4.75%)	08/21/2018	08/10/2025	3,000,000.00	3,000	2,880	3,019
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.14% (LIBOR +3.75%)	08/14/2018	07/11/2025	294,106.67	294	(1)	2
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.14% (LIBOR +3.75%)	08/14/2018	07/11/2025	3,705,893.33	3,706	3,688	3,726
Project Leopard Holdings Inc	High Tech Industries	6.24% (LIBOR +4%)	06/21/2017	07/07/2023	1,732,532.81	1,733	1,729	1,742
PSC Industrial Outsourcing, LP	Environmental Industries	5.91% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,985,000.00	1,985	1,968	2,002
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.17% (LIBOR +7%)	03/16/2018	03/21/2025	1,016,170.22	1,016	997	1,034
Red Ventures LLC	Media: Diversified & Production	6.24% (LIBOR +4%)	10/18/2017	11/08/2024	2,043,750.00	2,044	2,026	2,071
SCS Holdings Inc	Services: Business	6.49% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,592,362.40	1,592	1,584	1,604
Silverback Merger Sub Inc	High Tech Industries	5.71% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,188,000.00	1,188	1,185	1,087
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.74% (LIBOR +4.5%)	02/21/2018	02/27/2023	3,580,000.00	3,580	3,564	3,580
SMS Systems Maintenance Services Inc	Services: Business	7.24% (LIBOR +5%)	02/09/2017	10/30/2023	2,947,500.00	2,948	2,936	2,412
SoClean, Inc	Healthcare & Pharmaceuticals	8.34% (LIBOR +6%)	02/13/2018	12/20/2022	5,166,713.02	5,167	5,119	5,193
Starfish- V Merger Sub Inc	High Tech Industries	7.26% (LIBOR +5%)	08/11/2017	08/16/2024	1,237,500.01	1,238	1,227	1,242
STS Operating, Inc.	Energy: Oil & Gas	6.49% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,492,481.60	1,492	1,489	1,492
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.64% (LIBOR +4.25%)	10/11/2016	06/27/2022	805,934.02	806	806	812
ThoughtWorks, Inc.	High Tech Industries	6.24% (LIBOR +4%)	10/06/2017	10/11/2024	2,992,500.00	2,993	2,986	3,015
ThoughtWorks, Inc.	High Tech Industries	6.24% (LIBOR +4%)	04/19/2018	10/11/2024	570,000.00	570	567	573
ThoughtWorks, Inc. (11)	High Tech Industries	4% (LIBOR +4%)	04/19/2018	10/12/2024	428,571.43	429	(2)	2
TKC Holdings Inc	Consumer goods: Durable	6% (LIBOR +3.75%)	06/08/2017	02/01/2023	295,500.00	296	294	296
TOMS Shoes LLC	Retail	7.81% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,930,000.00	1,930	1,878	1,538

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
Tupelo Buyer Inc	Transportation: Consumer	5.91% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,209,895.00	2,210	2,195	2,228
TV Borrower US LLC	High Tech Industries	7.14% (LIBOR +4.75%)	02/16/2017	02/22/2024	985,000.00	985	981	989
Uber Technologies, Inc.	Services: Consumer	6.12% (LIBOR +4%)	03/22/2018	04/04/2025	2,793,000.00	2,793	2,780	2,815
US Salt LLC	Chemicals, Plastics & Rubber	6.99% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,985,000.00	2,985	2,959	2,985
US Shipping Corp	Utilities: Oil & Gas	6.49% (LIBOR +4.25%)	03/09/2016	06/26/2021	205,934.41	206	200	197
Utility One Source L.P.	Construction & Building	7.74% (LIBOR +5.5%)	04/07/2017	04/18/2023	987,500.00	988	980	1,011
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.34% (LIBOR +5%)	12/09/2014	07/01/2020	2,028,348.48	2,028	1,911	1,937
Vertiv Group Corporation	Capital Equipment	6.31% (LIBOR +4%)	09/30/2015	11/30/2023	1,504,310.34	1,504	1,470	1,513
Vistage Worldwide, Inc.	Services: Business	6.15% (LIBOR +4%)	02/06/2018	02/10/2025	2,507,400.00	2,507	2,502	2,523
Weight Watchers International, Inc.	Beverage, Food & Tobacco	7.09% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,598,750.00	2,599	2,553	2,633
Wirepath Home Systems LLC	Services: Consumer	6.74% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,970,056.25	2,970	2,957	2,987
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,962,500.00	4,963	4,941	4,969
Yak Access LLC	Construction & Building	7.14% (LIBOR +5%)	06/29/2018	07/02/2025	3,000,000.00	3,000	2,912	2,903
Zenith Merger Sub, Inc.	Services: Business	7.89% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,977,500.00	2,978	2,952	2,978

Total United States of America							$291,127	$287,773

Total Senior Secured First Lien Term Loans							$305,417	$302,255

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Non-Durable	9.99% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333,333.33	2,333	$2,317	$2,355
CH Hold Corp	Automotive	9.49% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000,000.00	1,000	996	1,015
Constellis Holdings, LLC	Aerospace & Defense	11.39% (LIBOR +9%)	04/18/2017	04/21/2025	1,000,000.00	1,000	988	980
DigiCert, Inc.	High Tech Industries	10.24% (LIBOR +8%)	09/20/2017	10/31/2025	750,000.00	750	747	750
DiversiTech Holdings Inc	Capital Equipment	9.89% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000,000.00	2,000	1,983	1,990
Gruden Acquisition Inc.	Transportation: Cargo	10.89% (LIBOR +8.5%)	07/31/2015	08/18/2023	500,000.00	500	485	500
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.17% (LIBOR +7%)	08/11/2017	08/15/2025	979,042.75	979	971	984
NextCare, Inc.	Healthcare & Pharmaceuticals	10.99% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000,000.00	1,000	987	995
Optiv Security Inc	Services: Business	9.5% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500,000.00	1,500	1,494	1,455
Park Place Technologies, LLC	Services: Business	10.24% (LIBOR +8%)	03/22/2018	03/29/2026	700,000.00	700	693	698
Pathway Partners Vet Management	Services: Consumer	10.24% (LIBOR +8%)	10/04/2017	10/10/2025	1,899,305.55	1,899	1,883	1,890
Pathway Partners Vet Management	Services: Consumer	10.24% (LIBOR +8%)	10/04/2017	10/10/2025	100,694.45	101	100	100
Red Ventures LLC	Media: Diversified & Production	10.24% (LIBOR +8%)	10/18/2017	11/08/2025	468,750.00	469	462	480
SESAC Holdco II LLC	Media: Diversified & Production	9.49% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000,000.00	1,000	992	993
TKC Holdings Inc	Consumer goods: Durable	10.25% (LIBOR +8%)	01/31/2017	02/01/2024	1,850,000.00	1,850	1,838	1,869
TV Borrower US LLC	High Tech Industries	10.64% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000,000.00	1,000	988	1,004
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.24% (LIBOR +7%)	05/04/2015	05/15/2023	425,479.17	425	424	419
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.24% (LIBOR +7%)	05/04/2015	05/12/2023	74,520.83	75	74	73

Total United States of America							$18,422	$18,550

Total Second Lien Term Loans							$18,422	$18,550

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)

Total Investments							$323,839	$320,805

Cash and cash equivalents
Dreyfus Government Cash Management Fund							17,760	17,760
Other cash accounts							2,765	2,765
Total Cash and cash equivalents							$20,526	$20,526

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, which was unfunded as of September 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of September 30, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $260,664, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $195,652, which was unfunded as of September 30, 2018. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $588,235, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, which was unfunded as of September 30, 2018. Issuer will pay 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities when the trade settles.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $428,571, which was unfunded as of September 30, 2018. Issuer pays 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month LIBOR as of September 30, 2018 is shown to reflect the expected interest rate.
(13)	Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/revolver facility. 3 month LIBOR as of September 30, 2018 is shown to reflect the expected interest rate.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

Selected Balance Sheet Information:

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $323,839 and $252,710, respectively)	$320,805	$250,400
Cash	20,526	10,637
Other assets	1,133	9,605
Total assets	$342,464	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$213,193	$168,110
Payable for investments purchased	15,918	15,616
Distribution payable	3,310	3,300
Other liabilities	2,432	1,854
Total liabilities	$234,853	$188,880
Members' capital	$107,611	$81,762
Total liabilities and members' capital	$342,464	$270,642

Selected Statement of Operations Information:

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,011	$4,559	$15,974	$12,717
Fee income	(6)	39	102	263
Total revenues	6,005	4,598	16,076	12,980
Credit facility expenses (1)	2,681	1,637	6,821	4,491
Other fees and expenses	298	89	854	280
Total expenses	2,979	1,726	7,675	4,771
Net investment income	3,026	2,872	8,401	8,209
Net realized gains	92	336	371	767
Net change in unrealized appreciation (depreciation) on investments	201	(891)	(724)	(2,595)
Net increase in members' capital from operations	$3,319	$2,317	$8,048	$6,381

(1)

As of September 30, 2018, Logan JV had $215,555 of outstanding debt under the credit facility with an effective interest rate of 4.62% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the three months ended September 30, 2018 and 2017, the Company recognized interest income totaling $374 and $505 respectively, related to the TRA. For the nine months ended September 30, 2018 and 2017, the Company recognized interest income totaling $1,111 and $1,499, respectively, related to the TRA.

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

For the three months ended September 30, 2018 and 2017, the Company incurred base management fees of $2,240 and $2,621, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred base management fees of $6,893 and $7,834, respectively. As of September 30, 2018 and December 31, 2017, $2,240 and $2,556, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2018, the Company would have incurred $951 and $2,645, respectively, of incentive fees related to ordinary income under this calculation.

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

For the three and nine months ended September 30, 2018, the Company has incurred $0 and reversed $9, respectively, of incentive fees related to ordinary income, net of incentive fee waived of $1,658 and $1,658, respectively. For the three and nine months ended September 30, 2017, the Company incurred $0 and $2,465, respectively, of incentive fees related to ordinary income, net of incentive fees waived of $811 and $811, respectively.

Incentive Fee on Net Investment Income Payable

For the three and nine months ended September 30, 2018, the Company reversed $0 and $9, respectively, of incentive fees related to the adjustment of previously deferred incentive fee. For the three and nine months ended September 30, 2017, the Company incurred $0 and $2,465, respectively, of incentive fees related to ordinary income.

As of September 30, 2018 and December 31, 2017, $32 and $94, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018 and December 31, 2017, $856 and $972, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2018 and December 31, 2017.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2018 and 2017, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended September 30, 2018 and 2017, the Company incurred administrator expenses of $512 and $670, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred administrator expenses of $1,640 and $2,207, respectively. As of September 30, 2018 and December 31, 2017, $38 and $13 of administrator expenses were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of September 30, 2018, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the September 30, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2018, the Company earned $11 and $32, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, the Company recorded earned fees and adjustment to earned fees of $16 and ($23), respectively, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, $12 and $76 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of September 30, 2018, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the September 30, 2018 and December 31, 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2018, the Company earned $180 and $660, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, the Company earned $264 and $843, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, $239 and $301, respectively, of fees and expenses related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Other deferred assets consist of placement agent expenses incurred in connection with the offer and sale of partnership interests in Greenway II. These amounts are capitalized when the partner signs the Greenway II subscription agreement and are recognized as an expense over the period when the Company expects to collect management fees from Greenway II. For the three months ended September 30, 2018 and 2017, the Company recognized $0 and $50, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company recognized $0 and $150, respectively, in expenses related to placement agent expenses, which are included in other general and administrative expenses in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, the other deferred assets were fully recognized.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of September 30, 2018 and December 31, 2017, there were $68 and $151, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2018 and December 31, 2017, the Advisor owed $38 and $13, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2018 and December 31, 2017, $251 and $377 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2018, it had $3,321 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc., $38 of fees from OEM Group, LLC, $292 of interest from Copperweld Bimetallics, LLC and $0 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable and $191 of fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, it had $3,499 of dividends receivable from Logan JV and C&K Market, Inc., $460 of interest and fees from OEM Group, LLC, $169 of interest from Copperweld Bimetallics, LLC, $95 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable, and $316 of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $50 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Aerogroup International Inc. (1)	$(366)	$—	$(6,675)	$—
Charming Charlie LLC (2)	—	—	(11,494)	—
CRS Reprocessing, LLC (3)	—	(11,924)	—	(11,924)
Fairstone Financial Inc. (4)	—	—	157	—
Food Processing Holdings, LLC	28	645	28	645
Flagship VII, Ltd.	—	—	—	(808)
Flagship VIII, Ltd.	—	—	—	(649)
Gryphon Partners 3.5, L.P.	128	—	176	589
Hostway Corporation	—	—	—	(951)
Specialty Brands Holdings, LLC (5)	—	—	(21,013)	—
THL Credit Logan JV LLC	(101)	—	242	—
Washington Inventory Service (6)	—	—	—	(10,378)
YP Equity Investors, LLC	—	—	21	1,263
Other	25	(45)	22	(17)
Net realized losses	$(286)	$(11,324)	$(38,536)	$(22,230)
(1)

In March of 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $6,295 reflected as escrow receivable. During the nine months ended September 30, 2018, a realized loss on the investment of $6,675 was offset by a reversal of unrealized prior period depreciation of $2,231.

(2)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a noncontrolling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility, which was subsequently reduced to $8,275 with $671 funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125 for the nine months ended September 30, 2018.

(3)	On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3,160.
(4)	Includes the impact of foreign exchange gain.
(5)	On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity.
(6)	On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550.

In connection with the proceeds received from the exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $7 and $842, respectively, for the three and nine months ended September 30, 2017.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Numerator—net increase in net assets resulting from operations:	$4,653	$4,113	$12,530	$10,641
Denominator—basic and diluted weighted average common shares:	32,674	32,722	32,674	32,839
Basic and diluted net increase in net assets per common share resulting from operations:	$0.14	$0.13	$0.38	$0.33

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2018 and December 31, 2017:

	As of
	September 30, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275,000	$112,961	$147,900	4.66%	$275,000	$167,317	$118,021	4.03%
2021 Notes	50,000	50,000	50,000	6.75%	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
Total	$385,000	$222,961	$257,900	5.69%	$385,000	$277,317	$228,021	5.11%

(1)

As of September 30, 2018, excludes deferred financing costs of $950 for the 2021 Notes and $1,535 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1,177 for the 2021 Notes and $1,808 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2018, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $19,389 on its Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.77 CAD to $1.00 USD as of September 30, 2018. As of December 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303,500 to $275,000. The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2018. The CDOR rate on the CAD borrowings outstanding on its Revolving Facility had a one month CDOR period as of September 30, 2018.

As of September 30, 2018, the Company had borrowings of $112,961 outstanding under the Revolving Facility with a weighted average interest rate of 4.70% including non-USD borrowings denominated in Canadian dollars of CAD $19,389 ($15,000 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.34%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75,000 senior secured term loan facility, Term Loan Facility, was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). As of September 30, 2017, the LIBOR rate on its Senior Secured Term Loan had a one month LIBOR period.

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

For the nine months ended September 30, 2018, the Company borrowed $69,500 and repaid $123,088 under the Revolving Facility (includes CAD $10,000 converted to USD $7,688). For the nine months ended September 30, 2017, the Company borrowed $85,860 (includes CAD $29,389 converted to USD $22,110) and repaid $82,750 under the Revolving Facility.

As of September 30, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,614 and $5,253, respectively, were incurred in connection with the Revolving Facility for the three and nine months ended September 30, 2018. Interest expense and related fees, excluding amortization of deferred financing costs, of $2,152 and $6,257, respectively, were incurred in connection with the Revolving Facility and previously outstanding Term Loan for the three and nine months ended September 30, 2017. Amortization of deferred financing costs of $148 and $241, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2018 and 2017. Amortization of deferred financing costs of $437 and $715, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had $2,460 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, the Company had $2,890 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of September 30, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the Company will be allowed to increase its leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If the Company receives shareholder approval, it would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Company’s independent directors to approve an increase in its leverage capacity, and such approval would become effective after one year. In either case, the Company would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. As a result of this legislation, the Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% if it receives the necessary approval and amends the Revolving Facility, with lender consent, as described above. The company continues to evaluate whether to increase its leverage capacity under this new legislation.

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

As of September 30, 2018, the carrying amount and fair value of our Notes was $110,000 and $111,348, respectively. As of December 31, 2017, the carrying amount and fair value of our Notes was $110,000 and $112,652, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,682 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2018 and 2017, the Company amortized approximately $168 and $168 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, the Company amortized approximately $500 and $499, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, the Company had $2,485 and $2,895 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2018 and 2017, the Company incurred interest expense on the Notes of $1,856 and $1,856, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred interest expense on the Notes of $5,569 and $5,569, respectively. In October 2018, the Company issued $51,607 in aggregate principal amount of 6.125% notes due 2023. Refer to Note 12, Subsequent Events for more information relating to such issuance.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage meets the definition in the 1940 Act after such borrowing and (ii) if we are not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC we will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

As of September 30, 2018 and December 31, 2017, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8,275	$4,474
Home Partners of America, Inc.	5,858	—
	14,133	4,474
Unfunded revolving commitments
Gener8, LLC	1,200	—
Hansons Window & Construction, Inc.	103	256
HealthDrive Corporation	250	850
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
The John Gore Organization, Inc.	—	800
Loadmaster Derrick & Equipment, Inc.	255	60
OEM Group, LLC	3,555	940
Togetherwork Holdings, LLC	—	116
Tri Starr Management Services, Inc.	595	549
Sciens Building Solutions, LLC	2,556	2,055
SPST Holdings, LLC	755	755
Whitney, Bradley & Brown, Inc.	—	117
	12,269	9,498
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	380	380
	1,060	1,060
Total unfunded commitments	$27,462	$15,032

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any, for the period from January 1, 2016 through December 31, 2018:

Date Declared	Record Date	Payment Date	Amount Per Share	Percentage Attributable to Return of Investors' Paid-In Capital
March 8, 2016	March 21, 2016	March 31, 2016	$0.34	—
May 3, 2016	June 15, 2016	June 30, 2016	$0.34	—
August 2, 2016	September 15, 2016	September 30, 2016	$0.34	—
November 8, 2016	December 15, 2016	December 30, 2016	$0.27	—
March 7, 2017	March 20, 2017	March 31, 2017	$0.27	—
May 2, 2017	June 15, 2017	June 30, 2017	$0.27	—
August 1, 2017	September 15, 2017	September 29, 2017	$0.27	—
November 7, 2017	December 15, 2017	December 29, 2017	$0.27	—
March 2, 2018	March 20, 2018	March 30, 2018	$0.27	—
May 1, 2018	June 15, 2018	June 29, 2018	$0.27	—
August 7, 2018	September 14, 2018	September 28, 2018	$0.27	—
November 6, 2018	December 14, 2018	December 31, 2018	$0.27	—

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2018. There were $0 and $3, respectively, of dividends reinvested for the three and nine months ended September 30, 2017.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital (reduced by the Company’s fees and expenses) to the extent of a shareholder’s adjusted tax basis in its shares. If a shareholder’s tax basis is reduced to zero, the shareholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2018 distributions as of September 30, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$10.23	$11.48	$10.51	$11.82
Net investment income, after taxes(2)	0.26	0.34	0.84	0.94
Net realized loss on investments(2)	(0.01)	(0.35)	(1.19)	(0.68)
Income tax provision, realized gain(2)	—	—	—	(0.03)
Net change in unrealized appreciation (depreciation) on investments, net of deferred taxes (2)(5)	(0.11)	0.14	0.75	0.10
Net increase in net assets resulting from operations	0.14	0.13	0.40	0.33
Distributions to stockholders from net investment income	(0.27)	(0.27)	(0.81)	(0.81)
Net asset value attributable to THL Credit, Inc., end of period	$10.10	$11.34	$10.10	$11.34

Per share market value at end of period	$8.07	$9.33	$8.07	$9.33
Total return(3)(6)	6.65%	-3.52%	-1.35%	1.25%
Shares outstanding at end of period	32,674	32,674	32,674	32,674
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$330,093	$370,404	$330,093	$370,404
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4)(7)(8)	9.04%	9.61%	9.38%	9.82%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (7)(9)	10.23%	11.66%	10.85%	10.80%
Portfolio turnover, attributable to THL Credit, Inc.	3.71%	4.33%	9.87%	13.46%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended September 30, 2018 and 2017, the ratio components included 2.68% and 2.79% of base management fee, 0.00% and 0.00% of net incentive fee, 4.52% and 4.71% of the cost of  borrowing, 1.76% and 2.25% of other operating expenses, and 0.08% and (0.14%) of the impact of all taxes, respectively. For the nine months ended September 30, 2018 and 2017, the ratio components included 2.71% and 2.73% of base management fee, 0.00% and 0.87% of net incentive fee, 4.63% and 4.55% of the cost of  borrowing, 1.85% and 2.01% of other operating expenses, and 0.19% and (0.34%) of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)	Not annualized.
(7)	Annualized, except for taxes and the related impact of incentive fees.
(8)

Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. is 9.54% and 10.51% for the three months ended September 30, 2018 and 2017, respectively. Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. is 9.87% and 10.10% for the nine months ended September 30, 2018 and 2017, respectively. Incentive fees are not annualized as part of this calculation.

(9)

Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. is 9.73% and 10.76% for the three months ended September 30, 2018 and 2017, respectively. Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. is 10.36% and 10.51% for the nine months ended September 30, 2018 and 2017, respectively. Incentive fees are not annualized as part of this calculation.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Dollar amount repurchased	$—	$992	$—	$2,493
Shares repurchased	—	102	—	252
Average price per share (including commission)	$—	$9.73	$—	$9.89
Weighted average discount to net asset value	—	15.55%	—	15.02%

12. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2018, except as discussed below.

From October 1, 2018 through November 7, 2018, the Company made new investments totaling $15,233 and follow-on investments of $8,626 at a combined weighted average yield based upon cost at the time of the investment of 10.9%.

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018. As a result of this redemption, the Company will recognize approximately $921 of one-time costs from the accelerated amortization of deferred financing costs related to the 2021 Notes during the three months ended December 31, 2018.

On October 26, 2018, the Company fully exited its debt and controlling equity investment in Tri Starr Management Services, Inc. Cash proceeds received and escrow were in-line with the September 30, 2018 fair value.

On November 6, 2018, the Company's board of directors declared a dividend of $0.27 per share payable on December 31, 2018 to stockholders of record at the close of business on December 14, 2018.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2018
Control Investments
—56.06% of net asset value
Control Investments - Majority Owned
—51.44% of net asset value
First lien senior secured debt
—13.98% of net asset value
Northeast
—1.80% of net asset value
Tri Starr Management Services, Inc. - LIFO revolving loan 9.0% (ABR+3.8%) due 9/30/2019	$—	$304	$(350)	$—	$—	$14	$—
Tri Starr Management Services, Inc. - Non LIFO revolving loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	669	—	—	—	(42)	76	669
Tri Starr Management Services, Inc. - Tranche 1-A term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	291	—	—	—	(22)	37	291
Tri Starr Management Services, Inc. - Tranche 1-B term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	2,545	—	—	—	(193)	320	2,545
Tri Starr Management Services, Inc. - Tranche 2 term loan 10% PIK due 9/30/2019	1,695	—	—	—	(105)	226	1,695
Tri Starr Management Services, Inc. - Tranche 3 term loan 10% PIK due 9/30/2019 (3)	1,130	—	—	—	263	—	735
Tri Starr Management Services, Inc. - Tranche 4 term loan 5% PIK due 9/30/2019 (3)	3,364	—	—	—	—	—	—
Subtotal Northeast	$9,694	$304	$(350)	$—	$(99)	$673	$5,935

Southeast
—2.15% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 12.6% (LIBOR+ 10.3%) due 12/31/2020	$4,615	$1,375	$—	$—	$—	$95	$4,615
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.9% (LIBOR + 10.3% PIK) (3) due 12/31/2020	8,315	—	—	—	(1,316)	—	2,495
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.7% (LIBOR + 12% PIK) (3) due 12/31/2020	1,885	—	—	—	—	—	—
Subtotal Southeast	$14,815	$1,375	$—	$—	$(1,316)	$95	$7,110

Southwest
—10.04% of net asset value
OEM Group, LLC - Senior secured term loan 11.7% (LIBOR+9.5%)(7.7% Cash and 4.0% PIK) due 6/30/2022	$18,893	$—	$—	$—	$—	$1,601	$18,893
OEM Group, LLC - Senior secured revolving term loan 11.7% (LIBOR+9.5%)(7.7% Cash and 4.0% PIK) due 6/30/2022	5,195	4,975	—	—	1,930	145	5,195
OEM Group, LLC - Senior secured revolving term loan 11.7% (LIBOR+9.5%)(7.7% Cash and 4.0% PIK) due 6/30/2022	9,020	1,620	(750)	—	(10)	770	9,020
Subtotal Southwest	$33,108	$6,595	$(750)	$—	$1,920	2,516	$33,108

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2018
Subtotal first lien senior secured debt	$57,617	$8,274	$(1,100)	$—	$505	$3,284	$46,153

Second lien debt
—1.64% of net asset value
Southeast
—1.64% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$493	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$493	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$493	$5,415

Equity Investments
—9.74% of net asset value
Northeast
—2.72% of net asset value
Tri Starr Management Services, Inc. (6)	0.72	$—	$—	$—	$2,041	$113	$9,009
Subtotal Northeast		$—	$—	$—	$2,041	$113	$9,009

Southeast
—6.48% of net asset value
Copperweld Bimetallics, LLC (5)	677	$—	$—	$—	$3	$359	$4,038
Copperweld Bimetallics, LLC (6)	609,230	—	—	—	8,147	487	17,339
Loadmaster Derrick & Equipment, Inc. (3)(5)	12,131	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	2,956	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$8,150	$846	$21,377

Southwest
—0.54% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(10,841)	$—	$1,766
Subtotal Southwest		$—	$—	$—	$(10,841)	$—	$1,766

Subtotal equity investments		$—	$—	$—	$(650)	$959	$32,152

Investments in funds
—26.08% of net asset value
Northeast
—26.08% of net asset value
THL Credit Logan JV LLC (4) (7)		$21,600	$—	$241	$(921)	$7,119	$86,088
Subtotal investments in funds		$21,600	$—	$241	$(921)	$7,119	$86,088

Total Control Investments - Majority Owned		$29,874	$(1,100)	$241	$(1,066)	$11,855	$169,808

Control Investments - Less Than Majority Owned
—4.62% of net asset value
Equity Investments

West
—4.62% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(2,337)	$1,280	$5,282
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(2,337)	$1,280	$15,244

Subtotal equity investments		$—	$—	$—	$(2,337)	$1,280	$15,244

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(2,337)	$1,280	$15,244

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2018

Total Control Investments		$29,874	$(1,100)	$241	$(3,403)	$13,135	$185,052

Non-controlled, affiliated Investments
—7.71% of net asset value
First lien senior secured debt
—6.96% of net asset value
Southwest
—6.96% of net asset value
Charming Charlie LLC 12.3% (LIBOR+10%)(7.3% Cash and 5.0% PIK) due 4/23/2023	$11,325	$10,735	$—	$—	$(439)	$655	$10,475
Charming Charlie LLC 12.3% (LIBOR+10%)(3.3% Cash and 9.0% PIK) due 4/23/2023	13,724	12,882	—	—	(1,403)	788	11,829
Charming Charlie LLC 20% cash due 5/15/2019	671	671	—	—	—	1	671
Charming Charlie LLC	—	—	—	—	—	99	—
Subtotal Southwest	$25,720	$24,288	$—	$—	$(1,842)	$1,543	$22,975

Subtotal first lien senior secured debt	$25,720	$24,288	$—	$—	$(1,842)	$1,543	$22,975

Equity Investments
—0.75% of net asset value
Southwest
—0.75% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	$2,460	$—	$2,460
Subtotal Southwest		$—	$—	$—	$2,460	$—	$2,460

Subtotal equity investments		$—	$—	$—	$2,460	$—	$2,460

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$32	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	1	660	3
Subtotal Northeast		$—	$—	$—	$1	$692	$4

Subtotal investments in funds		$—	$—	$—	$1	$692	$4

Total Affiliate Investments		$24,288	$—	$—	$619	$2,235	$25,439

Total Control and Affiliate Investments—— 56.06% of net asset value		$54,162	$(1,100)	$241	$(2,784)	$15,370	$210,491

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2018. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of September 30, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.26%, 2.31%, 2.40% and 2.60%, respectively. As of September 30, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.83%, 1.90%, 2.02% and 2.19%, respectively.

(3)	Loan was on non-accrual as of September 30, 2018.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.

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

(9)

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

As of September 30, 2018, we, together with our credit-focused affiliates, collectively had $16.2 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2018, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.0 billion in aggregate commitments into 102 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2018, we, along with our managed funds and separately managed account, have received $1.4 billion of gross proceeds from the realization of investments. The Company alone has received $1.2 billion of gross proceeds from the realization of its investments during this same time period. As of September 30, 2018, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC and its separately managed account, collectively Greenway II, have received $188.4 million, or 125.6% of committed capital, and $160.4 million, or 85.8% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2018, we had $532.8 million of portfolio investments (at fair value), which represents an $75.9 million, or 12.5% decrease from the $608.7 million (at fair value) as of December 31, 2017. Our portfolio consisted of 44 investments, including THL Credit Greenway Fund LLC, or Greenway, and THL Credit Greenway Fund II LLC, or Greenway II, as of September 30, 2018,

compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2017. As of September 30, 2018, we had $185.1 million of controlled portfolio investments (at fair value) in six portfolio companies, which represents a $26.4 million, or 16.6% increase from $158.7 million (at fair value) as of December 31, 2017. The increase in controlled portfolio companies was the result of follow-on investments, primarily in the Logan JV, and changes in performance of certain investments. Our average controlling equity position at September 30, 2018 was approximately $30.9 and $30.8 at cost and fair value, respectively. Our investment in the Logan JV represented 16.2% and 10.7% of our portfolio investments at fair value as of September 30, 2018 and December 31, 2017, respectively. We will aim to increase our investment in the Logan JV over the 2018 fiscal year to represent 15% or more of our portfolio but not to exceed 30% of our portfolio.

At September 30, 2018, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $11.6 million and $11.3 million, respectively. Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value. Including investments in funds, investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by cost and fair value was approximately $30.0 million and $28.1 million, respectively. Including such investments, our largest portfolio company investment at September 30, 2018 was our investment in the Logan JV, which totaled $88.6 million and $86.1 million at cost and fair value, respectively. At December 31, 2017, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.5 million and $13.4 million, respectively. Our largest portfolio company investment as of December 31, 2017, excluding the Logan JV and investments where we hold equity only positions or restructured investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $30.2 million and $30.5 million. Including such investments, our largest portfolio company investment at December 31, 2017 was our investment in the Logan JV, which totaled $67.0 and $65.4 at cost and fair value, respectively.

At September 30, 2018, based upon fair value, 95.9% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 4.1% bore interest at fixed rates. At December 31, 2017, 93.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 6.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2018	December 31, 2017
First lien senior secured debt (1)	10.9%	10.0%
Second lien debt	12.4%	6.9%
Subordinated debt	16.5%	13.5%
Investments in payment rights (2)	14.3%	16.6%
Income-producing equity securities (3)	9.6%	14.0%
Debt and income-producing investments (1)(4)	11.2%	10.1%
Logan JV (5)	13.3%	14.2%
All investments including Logan JV (1)(5)	11.6%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Yields from investments in payment rights represent an effective yield expected from anticipated cash flows.
(3)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(4)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(5)

As of September 30, 2018 and December 31, 2017, the distributions declared and earned of $10.0 million and $9.3 million for the twelve months ended September 30, 2018 and December 31, 2017, respectively, represented a yield to us of 13.3% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2018, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of September 30, 2018 and December 31, 2017, 4.1% and 6.2% of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2018 and beyond. No assurance can be given that we will be successful in achieving this target.

As of September 30, 2018 and December 31, 2017, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $10.0 million and $11.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2018 and December 31, 2017, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.4 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2018, our portfolio of unsponsored investments included five investments. Three are performing at or above our expectations and have an Investment Score of 1 or 2. Two other unsponsored investments have Investment Scores of 3 and 5.

As of September 30, 2018, we have closed portfolio investments with 64 different sponsors since inception. As of December 31, 2017, we had closed portfolio investments with 62 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2018			As of December 31, 2017
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$369.1	$351.8	78.7%	$477.7	$435.0	80.1%
Unsponsored Investments (1)	83.6	95	21.3%	95.6	108.3	19.9%
Total	$452.7	$446.8	100.0%	$573.3	$543.3	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2018 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$352.6	65.2%	$340.1	63.8%
Investment in Logan JV	88.6	16.4%	86.1	16.2%
Equity investments	50.2	9.3%	57.6	10.8%
Second lien debt	26.2	4.8%	26.2	4.9%
Investment in payment rights	10.7	2.0%	11.5	2.2%
Subordinated debt	9.3	1.7%	6.9	1.3%
Investments in funds	3.5	0.6%	3.7	0.7%
Warrants	0.2	0.0%	0.7	0.1%
Total investments	$541.3	100.0%	$532.8	100.0%

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

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2018 and 2017 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
New portfolio investments	$11.7	$18.6	$11.7	$64.0
Existing portfolio investments:
Follow-on investments (1) (2)	4.6	7.1	30.3	16.8
Delayed draw and revolver investments (1)	3.9	3.0	14.5	9.6
Total existing portfolio investments	8.5	10.1	44.8	26.4
Total portfolio investment activity	$20.2	$28.7	$56.5	$90.4
Number of new portfolio investments	2	2	2	6
Number of follow-on investments	6	5	9	10
First lien senior secured debt	$15.4	$28.5	$34.1	$78.8
Investment in Logan JV	4.0	—	21.6	8.0
Subordinated debt	—	—	—	1.7
Equity investments	0.8	0.2	0.8	1.9
Total portfolio investments	$20.2	$28.7	$56.5	$90.4
Weighted average yield of new debt investments	8.5%	8.8%	8.4%	10.2%
Weighted average yield, including all new income-producing investments (2)	9.5%	8.8%	10.4%	10.3%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 beginning on page 66 of this report for additional detail.
(2)	Includes follow-on investments in Logan JV

For the three and nine months ended September 30, 2018, we had prepayments and sales of our investments, including any prepayment premiums, totaling $45.4 million and $115.5 million, respectively. For the three and nine months ended September 30, 2017, we had prepayments and sales of our investments, including any prepayment premiums, totaling $44.5 million and $91.2 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2018

•	Repayment of a subordinated term loan and realization of preferred equity interest in A10 Capital, LLC, which resulted in proceeds of $26.6 million, including a prepayment premium of $0.3 million;
•	Partial repayment of a first lien senior secured term loan in Alex Toys, LLC, which resulted in proceeds of $15.0 million;
•	Repayment of a senior secured term loan and senior secured delayed draw term loan in BeneSys Inc, which resulted in proceeds of $11.1 million;
•	Repayment of a first lien senior secured term loan in Dodge Data & Analytics LLC, which resulted in proceeds of $10.2 million;
•	Partial sale of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds of $7.7 million;
•	Repayment of a second lien term loan in Gold, Inc., which resulted in proceeds of $5.2 million;
•	Partial repayment of a first lien senior secured term loan in Home Partners of America, Inc., which resulted in proceeds of $5.9 million;
•	Repayment of a first lien senior secured term loan in The John Gore Organization, Inc., which resulted in proceeds of $13.8 million, including a prepayment premium of $0.1 million;
•	Sale of a second lien term loan in Specialty Brands Holdings, LLC, which resulted in proceeds received of $0.4 million;
•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
•

Sale of a first lien senior secured term loan, subordinated term loans, preferred equity and common equity in Aerogroup International Inc., which resulted in proceeds received of $2.5 million and $8.0 million recorded as an initial escrow receivable, at the time of sale.

For the nine months ended September 30, 2017

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
•

Repayment of a senior secured term loan in Food Processing Holdings, LLC at par which resulted in proceeds of$19.0 million; and sale of our equity holdings, which resulted in proceeds of $1.2 million and resulted in a realized gain of $0.6 million;

•	Repayment of a senior secured term loan in Healthcarefirst, Inc. at par which resulted in proceeds of $8.3 million;
•	Sale of a second lien term loan in Hostway Corporation, which resulted in proceeds of $16.4 million;
•	Partial repayment of a first lien senior secured term loan in MeriCal, LLC, which resulted in proceeds of $2.3 million, including a prepayment premium of $0.1 million;
•	Sale of a senior secured term loan in RealD Inc., which resulted in proceeds of $14.6 million;
•	Sale of a second lien term loan in Washington Inventory Service, which resulted in proceeds of $0.6 million, and
•	Realization of our equity interests in YP Equity Investors, LLC which resulted in proceeds of $1.7 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2018, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 13.2% (based on cash invested of $1,088.1 million and total proceeds from these exited investments of $1,353.7 million). 85.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of September 30, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of September 30, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$88.6	$111.4
Perspecta Trident LLC	50.0	22.2	27.8
Total Investments	$250.0	$110.8	$139.2

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2018 and December 31, 2017, the Logan JV Credit Facility had $250.0 million and $175.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2018 and December 31, 2017, Logan JV had $215.6 million and $169.6 million of outstanding borrowings under the credit facility, respectively.

As of September 30, 2018 and December 31, 2017, Logan JV had total investments at fair value of $320.8 million and $250.4 million, respectively. As of September 30, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 130 and 110 different borrowers, respectively. As of September 30, 2018 and December 31, 2017, there were no loans on non-accrual status. As of September 30, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $5.2 million and $1.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2018 and December 31, 2017 (dollar amounts in thousands):

	As of September 30, 2018	As of December 31, 2017
First lien secured debt, at par	$313,915	$233,904
Second lien debt, at par	18,581	22,847
Total debt investments, at par	$332,496	$256,751
Weighted average yield on first lien secured loans (1)	7.0%	6.4%
Weighted average yield on second lien loans (1)	10.1%	9.3%
Weighted average yield on all loans (1)	7.2%	6.7%
Number of borrowers in Logan JV	130	110
Largest loan to a single borrower (2)	$5,167	$5,000
Total of five largest loans to borrowers (2)	$25,092	$24,397

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2018 and December 31, 2017, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.6 million and $7.4 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.5 million and $6.7 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, $2.7 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2018, the distributions declared and earned of $10.0 million for the twelve months ended September 30, 2018, represented a dividend yield to the Company of 13.3% based upon average capital invested. As of December 31, 2017, distributions declared and earned of $9.3 million for the twelve months ended December 31, 2017, represented a dividend yield to the Company of 14.2% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Parq Holdings LP	Hotel, Gaming & Leisure	9.89% (LIBOR +7.5%)	12/05/2014	12/17/2020	990,000.00	990	$983	$992
PNI Canada Acquireco Corp	High Tech Industries	7.99% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,806,750.00	1,807	1,721	1,814

Total Canada							$2,704	$2,806

Germany
Rhodia Acetow	Construction & Building	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	987,500.00	988	$976	$983
VAC Germany Holding GmbH	Metals & Mining	6.39% (LIBOR +4%)	02/26/2018	02/26/2025	2,985,000.00	2,985	2,971	3,006
Total Germany							$3,947	$3,989

United Kingdom
Auxey Bidco Ltd. (12)	Services: Business	7.89% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000,000.00	5,000	$4,800	$4,825
EG Group	Retail	6.39% (LIBOR +4%)	03/23/2018	02/07/2025	2,852,333.34	2,852	2,839	2,862

Total United Kingdom							$7,639	$7,687

United States of America
1A Smart Start LLC	Services: Consumer	6.74% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,585,330.67	1,585	$1,580	$1,586
1A Smart Start LLC	Services: Consumer	6.99% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,431,250.00	2,431	2,419	2,431
A Place for Mom Inc	Services: Consumer	5.99% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,960,000.00	3,960	3,943	3,972
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.66% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000,000.00	5,000	4,954	4,950
Advanced Computer Software	High Tech Industries	6.88% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,500,000.00	1,500	1,496	1,515
Advanced Integration Technology LP	Aerospace & Defense	7.22% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,960,150.00	1,960	1,945	1,960
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.99% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,939,849.62	1,940	1,933	1,933
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.42% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,233,125.00	2,233	2,218	2,227
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	4,000,000.00	4,000	3,980	4,030
Alpha Media LLC	Media: Broadcasting & Subscription	8.2% (LIBOR +6%)	02/24/2016	02/25/2022	3,122,885.43	3,123	3,033	2,994
AMCP Clean Acquisition Co LLC	Services: Business	6.64% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,413,306.45	2,413	2,401	2,424
AMCP Clean Acquisition Co LLC (3) (13)	Services: Business	6.64% (LIBOR +4.25%)	07/10/2018	07/10/2025	580,645.16	581	(3)	3
American Sportsman Holdings Co	Retail	7.24% (LIBOR +5%)	11/22/2016	09/25/2024	3,960,000.00	3,960	3,914	4,005
Ansira Holdings, Inc. (4)	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.75%)	04/17/2018	12/20/2022	612,995.74	613	150	149
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,854,457.70	1,854	1,841	1,845
AP Gaming I LLC	Hotel, Gaming & Leisure	6.49% (LIBOR +4.25%)	06/06/2016	02/15/2024	2,468,750.00	2,469	2,463	2,488
APC Aftermarket	Automotive	7.32% (LIBOR +5%)	05/09/2017	05/10/2024	493,750.00	494	486	448
Aptean, Inc.	Services: Business	6.64% (LIBOR +4.25%)	02/15/2016	12/20/2022	1,183,053.65	1,183	1,174	1,192
Avaya Inc	Telecommunications	6.41% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,594,556.01	2,595	2,570	2,621
Barbri Inc	Media: Diversified & Production	6.35% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,198,716.22	3,199	3,185	3,195
BCP Qualtek Merger Sub LLC	Telecommunications	7.99% (LIBOR +5.75%)	07/16/2018	07/16/2025	4,000,000.00	4,000	3,922	3,960
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.16% (LIBOR +4%)	11/17/2017	11/01/2023	2,938,962.96	2,939	2,926	2,967
Big Ass Fans LLC	Services: Business	6.14% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,481,189.14	2,481	2,470	2,505
Big River Steel LLC	Metals & Mining	7.39% (LIBOR +5%)	08/15/2017	08/23/2023	1,980,000.00	1,980	1,964	2,013

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
BI-LO LLC	Retail	10.34% (LIBOR +8%)	05/15/2018	05/31/2024	1,500,000.00	1,500	1,443	1,508
Bomgar Corp	Telecommunications	6.39% (LIBOR +4%)	04/17/2018	04/18/2025	1,995,000.00	1,995	1,990	2,002
Brand Energy & Infrastructure Services, Inc.	Services: Business	6.64% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,962,500.00	2,963	2,938	2,985
California Cryobank LLC	Healthcare & Pharmaceuticals	6.39% (LIBOR +4%)	08/03/2018	07/26/2025	3,208,333.34	3,208	3,193	3,228
Catapult Learning, Inc.	Services: Consumer	8.55% (LIBOR +6.35%)	05/22/2018	05/18/2023	4,739,336.49	4,739	4,695	4,692
Catapult Learning, Inc. (5) (13)	Services: Consumer	8.74% (LIBOR +6.35%)	05/22/2018	05/18/2023	260,663.51	261	(2)	(3)
CC Amulet Intermediate, LLC (6) (13)	Healthcare & Pharmaceuticals	7.14% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538,461.54	1,538	(15)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.99% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,452,884.61	3,453	3,420	3,418
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.14% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,950,000.00	4,950	4,931	4,925
Commercial Barge Line Co	Transportation: Cargo	10.99% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,312,500.00	1,313	1,285	1,020
Constellis Holdings, LLC	Aerospace & Defense	7.39% (LIBOR +5%)	04/18/2017	04/21/2024	1,975,000.00	1,975	1,959	1,960
Conyers Park Parent Merger Sub Inc	Retail	5.84% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,980,000.00	1,980	1,972	2,002
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.39% (LIBOR +5%)	07/14/2017	03/31/2023	4,403,508.77	4,404	4,369	4,293
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.89% (LIBOR +4.5%)	09/29/2017	10/04/2024	689,334.62	689	688	693
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,290,384.62	2,290	2,285	2,302
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187,266.11	4,187	4,101	2,826
CryoLife Inc	Healthcare & Pharmaceuticals	6.39% (LIBOR +4%)	11/15/2017	12/02/2024	1,985,000.00	1,985	1,976	2,010
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.49% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,925,325.00	1,925	1,930	1,817
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.49% (LIBOR +3.25%)	12/06/2017	02/13/2025	248,750.00	249	248	249
DigiCert, Inc.	High Tech Industries	6.39% (LIBOR +4.75%)	09/20/2017	10/31/2024	997,500.00	998	993	1,002
Drilling Info Inc.	High Tech Industries	6.54% (LIBOR +4.25%)	07/27/2018	07/26/2025	4,500,000.00	4,500	4,478	4,492
DXP Enterprises, Inc.	Energy: Oil & Gas	6.99% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,485,000.00	1,485	1,473	1,499
Evo Payments International, LLC	Services: Business	5.49% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,600,532.00	2,601	2,581	2,622
Fleetpride	Automotive	6.74% (LIBOR +4.5%)	03/28/2018	11/19/2022	1,669,388.89	1,669	1,624	1,690
FullBeauty Brands LP	Retail	7.09% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,908,870.66	3,909	3,741	1,194
Gold Standard Baking, Inc.	Wholesale	6.94% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,488,069.76	2,488	2,483	2,264
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.49% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,769,385.51	4,769	4,748	4,769
Great Dane Merger Sub Inc	Services: Business	5.99% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,992,500.00	2,993	2,978	3,004
Green Plains Inc	Energy: Oil & Gas	7.75% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,414,285.72	1,414	1,403	1,434
Gruden Acquisition Inc.	Transportation: Cargo	7.89% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,974,619.29	1,975	1,937	1,996
Gulf Finance, LLC	Energy: Oil & Gas	7.64% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,879,498.41	1,879	1,840	1,586
Heartland Dental LLC (7)	Services: Consumer	3.75% (LIBOR +3.75%)	04/19/2018	04/17/2025	195,652.17	196	(1)	-
Heartland Dental LLC	Services: Consumer	5.99% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,301,086.96	1,301	1,295	1,303
Help/Systems Holdings, Inc.	High Tech Industries	5.99% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,995,000.00	1,995	1,990	2,010
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.99% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,962,500.00	4,963	4,940	4,863
Idera Inc	High Tech Industries	6.75% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,337,681.82	2,338	2,318	2,360
Impala Private Holdings II LLC	Services: Business	6.25% (LIBOR +4%)	11/10/2017	11/14/2024	1,605,701.76	1,606	1,599	1,612
Infoblox Inc.	High Tech Industries	6.74% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,141,111.99	2,141	2,103	2,159
Intermedia Holdings, Inc.	Telecommunications	8.36% (LIBOR +6%)	07/13/2018	07/11/2025	3,000,000.00	3,000	2,971	3,014
International Textile Group Inc	Consumer goods: Non-Durable	7.1% (LIBOR +5%)	04/20/2018	04/19/2024	993,750.00	994	989	997
Isagenix International LLC	Consumer goods: Non-Durable	8.14% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,975,000.00	1,975	1,956	1,980
Kemet Corporation	High Tech Industries	8.24% (LIBOR +6%)	04/21/2017	04/26/2024	937,500.00	938	915	956
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.64% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,910,450.00	3,910	3,874	3,910
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.99% (LIBOR +2.75%)	06/13/2017	06/15/2024	690,909.09	691	688	694
LifeScan Global Corp (12)	Healthcare & Pharmaceuticals	8.39% (LIBOR +6%)	06/19/2018	09/28/2024	2,250,000.00	2,250	2,183	2,231

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.56% (LIBOR +4.25%)	03/09/2018	03/17/2025	466,993.27	467	465	467
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809,102.72	1,809	1,801	1,809
Lyons Magnus Inc	Beverage, Food & Tobacco	5.99% (LIBOR +3.75%)	06/08/2018	11/11/2024	3,973,781.24	3,974	3,961	3,999
MAG DS Corp.	Aerospace & Defense	6.99% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,992,500.00	2,993	2,964	2,985
Mavenir Systems Inc	Telecommunications	8.14% (LIBOR +6%)	05/01/2018	05/01/2025	1,995,000.00	1,995	1,957	2,000
MCS Group Holdings LLC	Services: Business	7.14% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,975,000.00	1,975	1,967	1,684
MDVIP Inc	Services: Business	6.42% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,017,200.00	3,017	3,004	3,032
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.59% (LIBOR +5.25%)	05/29/2015	06/01/2022	877,875.65	878	875	887
Miller's Ale House Inc	Beverage, Food & Tobacco	6.83% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,400,000.00	2,400	2,388	2,382
MLN US Holdco LLC (12)	Telecommunications	6.89% (LIBOR +4.5%)	07/13/2018	07/13/2025	3,000,000.00	3,000	2,993	3,035
Morphe, LLC	Consumer goods: Non-Durable	8.4% (LIBOR +6%)	02/21/2017	02/10/2023	2,775,000.00	2,775	2,744	2,775
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,500,913.22	4,501	4,491	4,456
New Insight Holdings Inc	Services: Business	7.74% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,985,000.00	1,985	1,897	1,997
NextCare, Inc. (8) (13)	Healthcare & Pharmaceuticals	7.14% (LIBOR +4.75%)	02/13/2018	02/28/2023	588,235.29	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	6.99% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,394,705.88	3,395	3,365	3,395
Northern Star Holdings Inc.	Utilities: Electric	7.14% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,228,750.00	4,229	4,209	4,234
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.59% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000,000.00	3,000	2,969	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.1% (LIBOR +4%)	08/08/2017	08/01/2024	2,244,000.00	2,244	2,235	2,255
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.99% (LIBOR +3.75%)	10/06/2017	10/12/2024	1,985,024.98	1,985	1,976	1,997
OpenLink	High Tech Industries	7.39% (LIBOR +5%)	03/02/2018	03/21/2025	1,970,000.00	1,970	1,961	1,979
Output Services Group Inc	Services: Business	6.49% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,490,673.08	4,491	4,470	4,530
Park Place Technologies, LLC	Services: Business	6.24% (LIBOR +4%)	03/22/2018	03/22/2025	2,334,150.00	2,334	2,323	2,338
Ping Identity Corp	High Tech Industries	5.99% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,496,250.00	1,496	1,489	1,503
Pivotal Payments	Services: Business	4.5% (LIBOR +4.5%)	09/27/2018	09/27/2025	3,103,448.28	3,103	3,072	3,072
Pivotal Payments (9) (12)	Services: Business	3.39% (LIBOR +1%)	09/27/2018	09/27/2025	896,551.72	897	(9)	(9)
PLH Group Inc	Energy: Oil & Gas	8.34% (LIBOR +6%)	08/01/2018	07/25/2023	4,000,000.00	4,000	3,883	3,940
Polar US Borrower (12)	Chemicals, Plastics & Rubber	7.14% (LIBOR +4.75%)	08/21/2018	08/10/2025	3,000,000.00	3,000	2,880	3,019
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.14% (LIBOR +3.75%)	08/14/2018	07/11/2025	294,106.67	294	(1)	2
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.14% (LIBOR +3.75%)	08/14/2018	07/11/2025	3,705,893.33	3,706	3,688	3,726
Project Leopard Holdings Inc	High Tech Industries	6.24% (LIBOR +4%)	06/21/2017	07/07/2023	1,732,532.81	1,733	1,729	1,742
PSC Industrial Outsourcing, LP	Environmental Industries	5.91% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,985,000.00	1,985	1,968	2,002
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.17% (LIBOR +7%)	03/16/2018	03/21/2025	1,016,170.22	1,016	997	1,034
Red Ventures LLC	Media: Diversified & Production	6.24% (LIBOR +4%)	10/18/2017	11/08/2024	2,043,750.00	2,044	2,026	2,071
SCS Holdings Inc	Services: Business	6.49% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,592,362.40	1,592	1,584	1,604
Silverback Merger Sub Inc	High Tech Industries	5.71% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,188,000.00	1,188	1,185	1,087
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.74% (LIBOR +4.5%)	02/21/2018	02/27/2023	3,580,000.00	3,580	3,564	3,580
SMS Systems Maintenance Services Inc	Services: Business	7.24% (LIBOR +5%)	02/09/2017	10/30/2023	2,947,500.00	2,948	2,936	2,412
SoClean, Inc	Healthcare & Pharmaceuticals	8.34% (LIBOR +6%)	02/13/2018	12/20/2022	5,166,713.02	5,167	5,119	5,193
Starfish- V Merger Sub Inc	High Tech Industries	7.26% (LIBOR +5%)	08/11/2017	08/16/2024	1,237,500.01	1,238	1,227	1,242
STS Operating, Inc.	Energy: Oil & Gas	6.49% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,492,481.60	1,492	1,489	1,492
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	6.64% (LIBOR +4.25%)	10/11/2016	06/27/2022	805,934.02	806	806	812
ThoughtWorks, Inc.	High Tech Industries	6.24% (LIBOR +4%)	10/06/2017	10/11/2024	2,992,500.00	2,993	2,986	3,015
ThoughtWorks, Inc.	High Tech Industries	6.24% (LIBOR +4%)	04/19/2018	10/11/2024	570,000.00	570	567	573
ThoughtWorks, Inc. (11)	High Tech Industries	4% (LIBOR +4%)	04/19/2018	10/12/2024	428,571.43	429	(2)	2
TKC Holdings Inc	Consumer goods: Durable	6% (LIBOR +3.75%)	06/08/2017	02/01/2023	295,500.00	296	294	296

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
TOMS Shoes LLC	Retail	7.81% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,930,000.00	1,930	1,878	1,538
Tupelo Buyer Inc	Transportation: Consumer	5.91% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,209,895.00	2,210	2,195	2,228
TV Borrower US LLC	High Tech Industries	7.14% (LIBOR +4.75%)	02/16/2017	02/22/2024	985,000.00	985	981	989
Uber Technologies, Inc.	Services: Consumer	6.12% (LIBOR +4%)	03/22/2018	04/04/2025	2,793,000.00	2,793	2,780	2,815
US Salt LLC	Chemicals, Plastics & Rubber	6.99% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,985,000.00	2,985	2,959	2,985
US Shipping Corp	Utilities: Oil & Gas	6.49% (LIBOR +4.25%)	03/09/2016	06/26/2021	205,934.41	206	200	197
Utility One Source L.P.	Construction & Building	7.74% (LIBOR +5.5%)	04/07/2017	04/18/2023	987,500.00	988	980	1,011
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.34% (LIBOR +5%)	12/09/2014	07/01/2020	2,028,348.48	2,028	1,911	1,937
Vertiv Group Corporation	Capital Equipment	6.31% (LIBOR +4%)	09/30/2015	11/30/2023	1,504,310.34	1,504	1,470	1,513
Vistage Worldwide, Inc.	Services: Business	6.15% (LIBOR +4%)	02/06/2018	02/10/2025	2,507,400.00	2,507	2,502	2,523
Weight Watchers International, Inc.	Beverage, Food & Tobacco	7.09% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,598,750.00	2,599	2,553	2,633
Wirepath Home Systems LLC	Services: Consumer	6.74% (LIBOR +4.5%)	07/31/2017	08/05/2024	2,970,056.25	2,970	2,957	2,987
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,962,500.00	4,963	4,941	4,969
Yak Access LLC	Construction & Building	7.14% (LIBOR +5%)	06/29/2018	07/02/2025	3,000,000.00	3,000	2,912	2,903
Zenith Merger Sub, Inc.	Services: Business	7.89% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,977,500.00	2,978	2,952	2,978

Total United States of America							$291,127	$287,773

Total Senior Secured First Lien Term Loans							$305,417	$302,255

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Non-Durable	9.99% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333,333.33	2,333	$2,317	$2,355
CH Hold Corp	Automotive	9.49% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000,000.00	1,000	996	1,015
Constellis Holdings, LLC	Aerospace & Defense	11.39% (LIBOR +9%)	04/18/2017	04/21/2025	1,000,000.00	1,000	988	980
DigiCert, Inc.	High Tech Industries	10.24% (LIBOR +8%)	09/20/2017	10/31/2025	750,000.00	750	747	750
DiversiTech Holdings Inc	Capital Equipment	9.89% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000,000.00	2,000	1,983	1,990
Gruden Acquisition Inc.	Transportation: Cargo	10.89% (LIBOR +8.5%)	07/31/2015	08/18/2023	500,000.00	500	485	500
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.17% (LIBOR +7%)	08/11/2017	08/15/2025	979,042.75	979	971	984
NextCare, Inc.	Healthcare & Pharmaceuticals	10.99% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000,000.00	1,000	987	995
Optiv Security Inc	Services: Business	9.5% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500,000.00	1,500	1,494	1,455
Park Place Technologies, LLC	Services: Business	10.24% (LIBOR +8%)	03/22/2018	03/29/2026	700,000.00	700	693	698
Pathway Partners Vet Management	Services: Consumer	10.24% (LIBOR +8%)	10/04/2017	10/10/2025	1,899,305.55	1,899	1,883	1,890
Pathway Partners Vet Management	Services: Consumer	10.24% (LIBOR +8%)	10/04/2017	10/10/2025	100,694.45	101	100	100
Red Ventures LLC	Media: Diversified & Production	10.24% (LIBOR +8%)	10/18/2017	11/08/2025	468,750.00	469	462	480
SESAC Holdco II LLC	Media: Diversified & Production	9.49% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000,000.00	1,000	992	993
TKC Holdings Inc	Consumer goods: Durable	10.25% (LIBOR +8%)	01/31/2017	02/01/2024	1,850,000.00	1,850	1,838	1,869
TV Borrower US LLC	High Tech Industries	10.64% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000,000.00	1,000	988	1,004
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.24% (LIBOR +7%)	05/04/2015	05/15/2023	425,479.17	425	424	419
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.24% (LIBOR +7%)	05/04/2015	05/12/2023	74,520.83	75	74	73

Total United States of America							$18,422	$18,550

Logan JV Loan Portfolio as of September 30, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Principal	Amortized Cost	Fair Value (2)
Total Second Lien Term Loans							$18,422	$18,550

Total Investments							$323,839	$320,805

Cash and cash equivalents
Dreyfus Government Cash Management Fund							17,760	17,760
Other cash accounts							2,765	2,765
Total Cash and cash equivalents							$20,526	$20,526

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, which was unfunded as of September 30, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of September 30, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $260,664, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $195,652, which was unfunded as of September 30, 2018. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $588,235, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, which was unfunded as of September 30, 2018. Issuer will pay 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities when the trade settles.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of September 30, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $428,571, which was unfunded as of September 30, 2018. Issuer pays 2.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month LIBOR as of September 30, 2018 is shown to reflect the expected interest rate.
(13)	Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/revolver facility. 3 month LIBOR as of September 30, 2018 is shown to reflect the expected interest rate.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137, which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017:

Selected Balance Sheet Information

	As of September 30, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $323,839 and $252,710, respectively)	$320,805	$250,400
Cash	20,526	10,637
Other assets	1,133	9,605
Total assets	$342,464	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$213,193	$168,110
Payable for investments purchased	15,918	15,616
Distribution payable	3,310	3,300
Other liabilities	2,432	1,854
Total liabilities	$234,853	$188,880
Members' capital	$107,611	$81,762
Total liabilities and members' capital	$342,464	$270,642

Selected Statement of Operations Information

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,011	$4,559	$15,974	$12,717
Fee income	(6)	39	102	263
Total revenues	6,005	4,598	16,076	12,980
Credit facility expenses (1)	2,681	1,637	6,821	4,491
Other fees and expenses	298	89	854	280
Total expenses	2,979	1,726	7,675	4,771
Net investment income	3,026	2,872	8,401	8,209
Net realized gains	92	336	371	767
Net change in unrealized appreciation (depreciation) on investments	201	(891)	(724)	(2,595)
Net increase in members' capital from operations	$3,319	$2,317	$8,048	$6,381

(1)

As of September 30, 2018, Logan JV had $215,555 of outstanding debt under its credit facility with an effective interest rate of 4.62% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under its credit facility with an effective interest rate of 3.92% per annum.

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

For the three months ended September 30, 2018 and 2017, we recognized interest income totaling $0.4 million and $0.5 million, respectively, related to the TRA. For the nine months ended September 30, 2018 and 2017, we recognized interest income totaling $1.1 million and $1.5 million, respectively, related to the TRA.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average investment score was 2.05 and 2.24 at September 30, 2018 and December 31, 2017, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018				December 31, 2017
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$126.4	23.3%	$140.4	26.3%	$63.1	9.9%	$69.4	11.4%
2(b)	262.0	48.4%	259.2	48.7%	436.1	68.1%	437.9	71.9%
3(c)	129.2	23.9%	111.1	20.9%	69.4	10.8%	60.7	10.0%
4(d)	-	0.0%	-	0.0%	28.4	4.4%	20.0	3.3%
5(e)	23.7	4.4%	22.1	4.1%	43.4	6.8%	20.7	3.4%
Total	$541.3	100.0%	$532.8	100.0%	640.4	100.0%	608.7	100.0%

(a)	As of September 30, 2018 and December 31, 2017, Investment Score “1” included $22.2 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2018 and December 31, 2017, Investment Score “2” included $92.2 million and $147.3 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2018 and December 31, 2017, Investment Score “3” included $65.0 million and $48.9 million, respectively, of loans to companies in which we also hold equity securities.
(d)	As of September 30, 2018 and December 31, 2017, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of September 30, 2018 and December 31, 2017, Investment Score “5” included $13.0 million and $12.6, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2018, we had loans on non-accrual status with an amortized cost basis of $14.4 million and fair value of $7.8 million. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. The decrease in loans on non-accrual status is attributable in part to our exit of certain non-accrual loans and restructuring of other loans. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2018 and December 31, 2017. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2018 and 2017

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Interest income on debt securities
Cash interest	$10.1	$12.7	$33.7	$38.3
PIK interest	0.9	0.4	1.6	1.5
Prepayment premiums	—	—	0.4	0.1
Net accretion of discounts and other fees	0.7	1.4	2.5	3.6
Total interest on debt securities	11.7	14.5	38.2	43.5
Dividend income (1)	3.3	3.7	8.8	10.1
Interest income on other income-producing securities (1)	0.6	1.1	2.4	3.5
Fees related to non-controlled, affiliated investments	0.2	0.3	0.7	0.8
Other income (2)	0.3	0.5	1.0	2.3
Total investment income	$16.1	$20.1	$51.1	$60.2

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended September 30, 2018 and 2017, we recognized $0.1 and $0.1 million, respectively, of non-recurring fees from portfolio companies. For the nine months ended September 30, 2018 and 2017, we recognized $0.1 million and $0.6 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and nine month periods was primarily due to the contraction in the overall investment portfolio since September 30, 2017, which led to lower interest income, lower dividend income from certain equity investments and lower other income related to one-time amendment and structuring fees.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Accumulated PIK balance, beginning of period	$3.6	$4.4	$3.9	$3.1
PIK income capitalized/receivable	0.9	0.4	1.8	1.7
PIK received in cash from repayments	(0.2)	—	(1.3)	—
Accumulated PIK balance, end of period	$4.3	$4.8	$4.4	$4.8

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2018 and 2017.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Expenses
Interest and fees on Borrowings (a)	$3.8	$4.4	$11.8	$13.1
Base management fees	2.2	2.6	6.9	7.8
Incentive fees (b)	1.7	0.8	1.6	3.3
Other expenses	1.0	1.5	3.1	3.5
Administrator expenses	0.5	0.7	1.6	2.2
Total expenses	9.2	10.0	25.0	29.9
Incentive fee waiver	(1.7)	(0.8)	(1.7)	(0.8)
Total expenses, net of incentive fee waiver	7.5	9.2	23.3	29.1
Income tax provision, excise and other taxes (c)	—	(0.2)	0.2	0.1
Total expenses after taxes	$7.5	$9.0	$23.5	$29.2

(a)	Interest, fees and amortization of deferred financing costs related to our Credit Facility and Notes.
(b)

For the three and nine months ended September 30, 2018, the ordinary income incentive fee expense was $0 and $0, after giving effect to a fee waiver or $1.7 million and $1.7 million, respectively. For the three months ended September 30, 2017, the ordinary income incentive fee expense was $0, after giving effect to a fee waiver of $0.8 million. For the nine months ended September 30, 2017, the ordinary income incentive fee expense was $2.5 million, which included a fee waiver of $0.8 million.

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses during the three and nine month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, lower administration expenses allocated from the Advisor as well as lower incentive fees, including the effect of the waiver, due to portfolio performance and lower base management fees as a result of portfolio contraction.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $8.6 million, or $0.26 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended September 30, 2018, as compared to $11.2 million, or $0.34 per common share based on a weighted average of 32,721,686 common shares outstanding for the three months ended September 30, 2017.

Net investment income was $27.5 million, or $0.84 per common share based on a weighted average of 32,673,590 common shares outstanding for the nine months ended September 30, 2018 as compared to $31.0 million, or $0.94 per common share based on a weighted average of 32,838,903 common shares outstanding for the nine months ended September 30, 2017.

The decrease in net investment income between the three and nine month periods is primarily attributable a decrease in interest income on debt and other income-producing investments due to portfolio contraction offset by lower borrowing costs, incentive and base management fees.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Aerogroup International Inc. (1)	$(0.4)	$—	$(6.7)	$—
Charming Charlie LLC (2)	—	—	(11.4)	—
CRS Reprocessing, LLC (3)	—	(11.9)	—	(11.9)
Fairstone Financial Inc. (4)	—	—	0.2	—
Food Processing Holdings, LLC	—	0.6	—	0.6
Flagship VII, Ltd.	—	—	—	(0.8)
Flagship VIII, Ltd.	—	—	—	(0.6)
Gryphon Partners 3.5, L.P.	0.1	—	0.2	0.6
Hostway Corporation	—	—	—	(1.0)
Specialty Brands Holdings, LLC (5)	—	—	(21.0)	—
THL Credit Logan JV LLC	(0.1)	—	0.2	—
Washington Inventory Service (6)	—	—	—	(10.4)
YP Equity Investors, LLC	—	—	—	1.3
Other	0.1	—	—	—
Net realized losses	$(0.3)	$(11.3)	$(38.5)	$(22.2)

(1)

In March of 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.3 million reflected as escrow receivable. During the nine months ended September 30, 2018, a realized loss on the investment of $6.7 million was offset by a reversal of unrealized prior period depreciation of $2.2 million.

(2)

In January 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a noncontrolling common equity interest (we and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, we funded $0.9 million of the remaining unfunded commitments under our DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, our debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, we provided $8.9 million of commitments under a vendor financing facility, which was subsequently reduced to $8.3 million with $0.7 million funded into a first lien term loan. As part of this conversion and in accordance with GAAP, we recorded a realized loss of $3.1 million, which was offset by a corresponding change in unrealized depreciation in the same amount.

(3)	On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3.2 million.
(4)	Includes the impact of foreign exchange gain.
(5)	On June 29, 2018, as part of restructuring the business, we agreed to sell our second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity.
(6)	On June 8, 2017, as part of restructuring the business, we agreed to sell our second lien term loan to the first lien lenders for $0.6 million.

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gross unrealized appreciation on investments	$5.8	$5.9	$22.6	$16.2
Gross unrealized depreciation on investments	(9.0)	(8.3)	(29.7)	(22.4)
Reversal of prior period net unrealized depreciation (appreciation) upon a realization	—	7.2	30.3	8.1
Total	$(3.2)	$4.8	$23.2	$1.9

The net change in unrealized appreciation (depreciation) on our investments for the three and nine months ended September 30, 2018 and 2017 was primarily the result of the reversal of prior period net unrealized depreciation related to certain restructured and exited investments and the improved performance of certain portfolio investments, including certain control investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2018 and 2017, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.2) million and $0.4 million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2018 and 2017, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.3) and $2.3 million for consolidated subsidiaries, respectively. As of September 30, 2018 and December 31, 2017, $2.0 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $4.7 million, or $0.14 per common share based on a weighted average of 32,673,590 common shares for the three months ended September 30, 2018, as compared to $4.1 million, or $0.13 per common share based on a weighted average of 32,721,686 common shares for the three months ended September 30, 2017, respectively.

Net increase in net assets resulting from operations totaled $12.5 million, or $0.38 per common share based on a weighted average of 32,673,590 common shares for the nine months ended September 30, 2018, as compared to $10.6 million, or $0.33 per common share based on a weighted average of 33,234,994 common shares for the nine months ended September 30, 2017.

The changes in net assets from operations between the three months ended September 30, 2018 and 2017 and the nine months ended September 30, 2018 and 2017 is due primarily to lower interest income as a result of portfolio contraction as well as the decrease of the realized and unrealized gains and losses in the portfolio and the related tax impact.

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

We borrowed $69.5 million under our Revolving Facility for the nine months ended September 30, 2018 and repaid $123.1 million on our Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million) from proceeds received from prepayments and sales and investment income. We borrowed $85.9 million (includes CAD $29.4 million converted to USD $22.1 million) under our Revolving Facility for the nine months ended September 30, 2017 and repaid $82.8 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided cash of $83.1 million and $23.3 million for the nine months ended September 30, 2018 and 2017, respectively, primarily in connection with the purchase and sales of portfolio investments. For the nine months ended September 30, 2018, our financing activities included net repayments of $53.6 million on our Revolving Facility and used $26.5 million for distributions to stockholders. For the nine months ended September 30, 2017, our financing activities included net borrowings of $3.1 million on our Revolving Facility and used $26.6 million for distributions to stockholders, $2.5 million to repurchase common stock and $0.1 million for the payment of financing and offering costs.

As of September 30, 2018 and December 31, 2017, we had cash of $6.6 million and $3.6 million, respectively. We had no cash equivalents as of September 30, 2018 and December 31, 2017.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2018 and December 31, 2017 (in millions):

	As of
	September 30, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275.0	$113.0	$147.9	4.66%	$275.0	$167.3	$118.0	4.03%
2021 Notes	50.0	50.0	50.0	6.75%	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
Total	$385.0	$223.0	$257.9	5.69%	$385.0	$277.3	$228.0	5.11%

(1)

As of September 30, 2018, excludes deferred financing costs of $1.0 million for the 2021 Notes and $1.5 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1.2 million for the 2021 Notes and $1.8 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.

(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2018, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $19.4 million on our Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.77 CAD to $1.00 USD as of September 30, 2018. As of December 31, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD $29.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the commitments from $303.5 million to $275.0 million. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2018. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of September 30, 2018.

As of September 30, 2018, we had borrowings of $113.0 million outstanding under the Revolving Facility with a weighted average interest rate of 4.70% including non-United States dollar borrowings denominated in Canadian dollars of CAD $19.4 million ($15.0 million in United States dollars) outstanding under the Revolving Facility with a weighted average interest rate of 4.34%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75.0 million Term Loan Facility was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). As of September 30, 2017, the LIBOR rate on our Senior Secured Term Loan had a one month LIBOR period.

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Revolving Amendment revised the cap from $600.0 million to $500.0 million.

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

For the nine months ended September 30, 2018, we borrowed $69.5 million and repaid $123.1 million under the Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million). For the nine months ended September 30, 2017, we borrowed $85.9 million (includes CAD $29.4 million converted to USD $22.1 million) and repaid $82.8 million under the Revolving Facility.

As of September 30, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.6 million and $2.2 million were incurred in connection with the Facilities during the three months ended September 30, 2018 and 2017, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $5.3 million and $6.3 million were incurred in connection with the Facilities during the nine months ended September 30, 2018 and 2017, respectively.

Amortization of deferred financing costs of $0.1 million and $0.2 million, respectively, were incurred in connection with the Facilities for the three months ended September 30, 2018 and 2017. Amortization of deferred financing costs of $0.4 million and $0.7 million, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2018 and 2017. As of September 30, 2018, we had $2.5 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, we had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, we are only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. Our asset coverage as of September 30, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if shareholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive shareholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receive the necessary approval and amend the Revolving Facility, with lender consent, as described above. We continue to evaluate whether to increase our leverage capacity under this new legislation.

Notes

In December 2014, we completed a public offering of $50.0 million in aggregate principal amount of 6.75% notes due 2021, or the 2021 Notes. The 2021 Notes mature on November 15, 2021, and may be redeemed in whole or in part at any time or from time to time at our option on or after November 15, 2017. The 2021 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2014 and trade on the New York Stock Exchange under the trading symbol “TCRX”. On October 5, 2018, we issued a redemption notice for the outstanding balance of the 2021 Notes. Subsequently, the 2021 Notes were redeemed on November 5, 2018 at par plus accrued interest.

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

The Base Indenture, as supplemented by the First and Second Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2018, we were in compliance with the terms of the Base Indenture and the First and Second Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2018, the carrying amount and fair value of our Notes was $110.0 million and $111.3 million, respectively. As of December 31, 2017, the carrying value and fair value of our 2021 Notes was $110.0 million and $112.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2021 and 2022 Notes, we incurred $4.7 million of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended September 30, 2018 and 2017, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2018 and 2017, we amortized approximately $0.5 million and $0.5 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2018 and December 31, 2017, we had $2.5 million and $3.0 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2018 and 2017, we incurred interest expense on the Notes of approximately $1.9 million and $1.9 million, respectively. For the nine months ended September 30, 2018 and 2017, we incurred interest expense on the Notes of approximately $5.6 million and $5.6 million, respectively. In October 2018, we issued $51.6 million in aggregate principal amount of 6.125% notes due 2023. Refer to Recent Developments for more information relating to such issuance.

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

As of September 30, 2018 and December 31, 2017, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8.3	$4.5
Home Partners of America, Inc.	5.8	—
	14.1	4.5
Unfunded revolving commitments
Gener8, LLC	1.2	—
Hansons Window & Construction, Inc.	0.1	0.2
HealthDrive Corporation	0.3	0.9
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
The John Gore Organization, Inc.	—	0.8
Loadmaster Derrick & Equipment, Inc.	0.3	0.1
OEM Group, LLC	3.5	0.9
Togetherwork Holdings, LLC	—	0.1
Tri Starr Management Services, Inc.	0.6	0.5
Sciens Building Solutions, LLC	2.5	2.1
SPST Holdings, LLC	0.8	0.8
Whitney, Bradley & Brown, Inc.	—	0.1
	12.3	9.5
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.4	0.3
	1.1	1.0
Total unfunded commitments	$27.5	$15.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share	Percentage Attributable to Return of Investors' Paid-In Capital
March 8, 2016	March 21, 2016	March 31, 2016	$0.34	—
May 3, 2016	June 15, 2016	June 30, 2016	$0.34	—
August 2, 2016	September 15, 2016	September 30, 2016	$0.34	—
November 8, 2016	December 15, 2016	December 30, 2016	$0.27	—
March 7, 2017	March 20, 2017	March 31, 2017	$0.27	—
May 2, 2017	June 15, 2017	June 30, 2017	$0.27	—
August 1, 2017	September 15, 2017	September 29, 2017	$0.27	—
November 7, 2017	December 15, 2017	December 29, 2017	$0.27	—
March 2, 2018	March 20, 2018	March 30, 2018	$0.27	—
May 1, 2018	June 15, 2018	June 29, 2018	$0.27	—
August 7, 2018	September 14, 2018	September 28, 2018	$0.27	—
November 6, 2018	December 14, 2018	December 31, 2018	$0.27	—

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2018. There was $0.003 million of dividends reinvested for the three and nine months ended September 30, 2017, respectively.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated as a return of capital (reduced by our fees and expenses) to the extent of a shareholder’s adjusted tax basis in our shares. If a shareholder’s tax basis is reduced to zero, the shareholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If we had determined the tax attributes of our 2018 distributions as of September 30, 2018, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be sent to our U.S. stockholders of record. Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax on foreign accounts. A regulated investment company, or RIC, is permitted to designate distributions in the form of dividends that represent interest income (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2018, the percentage of 2018 income estimated as qualified interest income for tax purposes was 81.4%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2018 and 2017 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Dollar amount repurchased	$—	$1.0	$—	$2.5
Shares repurchased	—	0.1	—	0.3
Average price per share (including commission)	$—	$9.73	$—	$9.89
Weighted average discount to net asset value	—	15.55%	—	15.02%

Related Party Transactions

Refer to Note 4, Related Party Transactions, in the Notes to the Consolidated Financial Statements

Critical accounting policies

For a description of the Company’s critical accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2017 Annual Report on Form 10-K.  The Company considers its most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to the Company’s critical accounting policies since December 31, 2017.

Recent Developments

From October 1, 2018 through November 7, 2018, we made new investments totaling $15.2 million and follow-on investments of $8.6 million at a combined weighted average yield based upon cost at the time of the investment of 10.9%.

          On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018. As a result of this redemption, we will recognize approximately $0.9 million of one-time costs from the accelerated amortization of deferred financing costs related to the 2021 Notes during the three months ended December 31, 2018.

           On October 26, 2018, we fully exited our debt and controlling equity investment in Tri Starr Management Services, Inc. Cash proceeds received and escrow were in-line with the September 30, 2018 fair value.

           On November 6, 2018, our board of directors declared a dividend of $0.27 per share payable on December 31, 2018 to stockholders of record at the close of business on December 14, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2018, 95.9% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2018 and December 31, 2017, the weighted average interest rate floor on our floating rate loans was 0.91% and 0.94%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our September 30, 2018, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$10.8	$3.4	$7.4
Up 200 basis points	$7.2	$2.3	$4.9
Up 100 basis points	$3.6	$1.1	$2.5
Down 300 basis points	$(4.9)	$(2.4)	$(2.5)
Down 200 basis points	$(4.9)	$(2.2)	$(2.7)
Down 100 basis points	$(3.5)	$(1.1)	$(2.4)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2018 for more information on the incentive fee.

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

There were no stock repurchases during the nine months ended September 30, 2018.

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

THL CREDIT, INC.

Date: November 7, 2018	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 7, 2018	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer