Form 10-K
period 2018-12-31
THL Credit, Inc.
filed 2019-03-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

Commission file number 814-00789

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market
6.75% Senior Notes due 2022	The New York Stock Exchange
6.125% Senior Notes due 2023	The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $255.5 million based on the closing price on that date of $7.82 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 5, 2019, there were 32,317,590 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED December 31, 2018

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

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We are a direct lender to middle market companies and invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien secured loans and subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and/or subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We also may provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2018, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.1 billion in aggregate commitments to 105 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2018, we, along with our managed funds and separately managed accounts, have received $1.5 billion of proceeds from the realization of investments. The Company alone has received $1.3 billion of proceeds from the realization of its investments. As of December 31, 2018, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC and its separately managed account, collectively Greenway II, have received $189.4 million, or 126.2% of committed capital, and $165.4 million, or 88.4% of the committed capital, respectively.

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

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage equal to up to one half of our total assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from public and private securities to finance our investment objectives. See “-Business Development Company Regulations” for discussion of BDC regulation and other regulatory considerations.

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

(6)

THL Credit Strategic Funding LLC is a wholly owned subsidiary of THL Credit Advisors that focuses principally on investing in directly originated middle market loans that may require seasoning for other managed funds or accounts.

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

THL Credit Advisors was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. THL Credit Advisors is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. THL Credit Advisors and its credit-focused affiliates managed assets of $15.8 billion as of December 31, 2018 across its two primary investment strategies: Direct Lending and Tradable Credit.

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

THL Credit Advisors’ Tradable Credit strategy manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including private funds, certain CLOs and as advisor to THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a nondiversified, closed-end management investment company. The Advisor may serve as investment advisor to additional private funds, registered closed-end funds and CLOs in the future.

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

Thomas H. Lee Partners, L.P. (“THL Partners”)

The Advisor is owned in part by a partnership consisting of certain of the partners of THL Partners. THL Partners is one of the world’s oldest and most experienced private equity firms. Since its founding in 1974, the firm has raised over $25 billion of equity capital and invested in more than 140 portfolio companies with an aggregate value of over $200 billion. THL Partners invests in growth-oriented businesses, headquartered primarily in North America, across three sectors: Business & Financial Services, Consumer & Healthcare, and Media, Information Services and Technology. The firm partners with portfolio company management to identify and implement operational and strategic improvements to accelerate sustainable revenue and profit growth. THL Partners strives to build companies of lasting value and generate superior investment returns. We believe we benefit from THL Credit Advisors’ relationship with THL Partners. THL Credit Advisors has access to the industry knowledge of THL Partners’ investment team to consult with the THL Partners team on specific industry issues, trends and other complementary matters.

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

Determining the Market

We invest primarily in debt securities of sponsored issuers based in the middle market mainly in the United States. Our debt investments are composed of directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also may make second lien loans and subordinated or mezzanine debt investments, which may include an associated equity component such as warrants, preferred stock and other similar securities, and direct equity co-investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures may combine characteristics of traditional first lien senior secured as well as second lien and/or subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche. We also may provide advisory services to managed funds.

Market Opportunity

We believe the environment for investing in middle market companies is attractive for several reasons, including:

Improved company fundamentals creating favorable lending trends. We believe that middle market companies are experiencing improved fundamentals driven by a stabilized economy and an increase in confidence. Middle market companies have recently displayed improvements in operating performance, resulting in stronger credit quality. Default levels remain relatively low, and volatility in the broader capital markets has eased, resulting in more middle market companies seeking growth capital at attractive lender credit metrics.

Meaningful availability of investable capital at private equity firms. Recent private equity data shows approximately $1.2 trillion of cash reserves that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.1  Private equity funds will often prefer to support these transactions with debt securities, including first lien and second lien loans from sources such as us.

Consolidation among commercial banks has reduced their focus on middle market business. We believe that many bank lenders have de-emphasized their service and product offerings to middle market companies in favor of lending to large corporate clients, managing capital markets transactions and providing other non-credit services to their customers. Further, many financial institutions and traditional lenders are faced with constrained balance sheets and are requiring existing issuers to reduce leverage. As a result, it allows us a greater opportunity to originate proprietary investment opportunities; a situation that we believe the Investment Professionals are equipped to capitalize upon as a result of their extensive experience.

[1]	Source: Preqin Private Capital Fundraising Update, Q4 2018

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

Investment Strategy

We believe a strategy focused primarily on debt securities in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt investments tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity. Though it is not part of our investment strategy, we currently have, and may acquire in the future, control investments in portfolio companies. See Item 1A—“Risk Factors—Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment may be limited”.

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2018, our portfolio investments spanned several industries and the largest industries represented and the percentage of our investment portfolio at fair value were as follows: (i) industrials and manufacturing at 19.09%; (ii) consumer products and services at 14.00%; (iii) healthcare at 12.20%; (iv) IT services at 10.21%; and (v) energy / utilities at 7.51%.

Competition

Our primary competitors to providing financing to middle market companies will include other BDCs, public and private funds, commercial and investment banks, CLO funds, commercial finance companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Some of our competitors are substantially larger and have considerably greater financial and marketing resources than we do. For example, some competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions in Investment Company Act imposes on us as a BDC.

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

Significant institutional expertise and brand recognition gained from investing approximately $2.1 billion in 105 companies between June 2009 and December 31, 2018, across our direct lending credit strategy. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over eight years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

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

Due Diligence and Investment Process

We employ a rigorous and disciplined underwriting and due diligence process. Our process includes a comprehensive understanding of a portfolio company’s industry, market, operational, financial, organizational and legal position and prospects. In addition to our own analysis, we frequently use the service of third parties (either those of the sponsor, if applicable, or those which we retain) for quality of earnings reports, environmental diligence, legal reviews, industry and customer surveys, and background checks. We conduct thorough reference and background checks on senior management for all investments, including, but not limited to reference calls to several constituencies including senior management of past employers, business associates, customers, industry experts, such as equity research analysts and, when appropriate, competitors. All of our underwriting teams operate from our Chicago office, which results in greater collaboration and centralization of the overall underwriting process.

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

Investment Structure

In order to achieve our investment objective, we invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien loans and subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity investments. Typically, our investments will be approximately $5 million to $25 million of capital per transaction and have maturities of five to seven years. In determining whether a prospective investment satisfies our investment criteria, we generally seek a high total return potential on a risk-adjusted basis, although there can be no assurance we will find investments satisfying that criterion or that any such investments will perform in accordance with expectations.

We generally do not intend to invest in startup companies, operationally distressed situations or companies with speculative business plans. In addition, we may invest up to 30% of our portfolio in opportunistic investments which will be intended to diversify or complement the remainder of our portfolio and to enhance our returns to stockholders. These investments may include high yield bonds, private equity investments, investments in financing companies, securities of public companies that are broadly traded and securities of non-U.S. companies. We expect that these public companies generally will have debt securities that are non-investment grade.

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

Logan JV We have invested in Logan JV, which as of December 31, 2018 consisted of a portfolio of loans to 130 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in lower yielding broadly syndicated and directly originated debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—THL Credit Logan JV LLC” and the financial statements attached as an exhibit hereto.

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

Monitoring

We employ the use of board observation and/or information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, we have developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4 or 5.

The revised investment performance scores, or IPS, are as follows:

1 – The portfolio investment is performing above our underwriting expectations.

2 – The portfolio investment is performing as expected at the time of underwriting. All new investments are initially scored a 2

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

For purposes of clarity, underwriting as referenced herein may be re-determined after the initial investment as a result of a transformative credit event or other material event whereby such initial underwriting is deemed by the Advisor to be no longer appropriate for the purpose of assessing investment performance relative to plan. For any investment receiving a score of a 3 or lower THL Credit Advisors will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.05 and 2.24 at December 31, 2018 and December 31, 2017, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2018 and 2017 (in millions):

	December 31, 2018				December 31, 2017
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$122.7	22.7%	$132.6	26.9%	$63.1	9.9%	$69.4	11.4%
2(b)	242.1	44.9%	232.7	47.1%	436.1	68.1%	437.9	71.9%
3(c)	135.0	25.0%	109.2	22.1%	69.4	10.8%	60.7	10.0%
4(d)	-	0.0%	-	0.0%	28.4	4.4%	20.0	3.3%
5(e)	39.8	7.4%	19.2	3.9%	43.4	6.8%	20.7	3.4%
Total	$539.6	100.0%	$493.7	100.0%	640.4	100.0%	608.7	100.0%

(a)

As of December 31, 2018 and December 31, 2017, Investment Score “1”, based upon fair value, included $30.6 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2018 and December 31, 2017, Investment Score “2”, based upon fair value, included $47.2 million and $147.3 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2018 and December 31, 2017, Investment Score “3”, based upon fair value, included $65.8 million and $48.9 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2018 and December 31, 2017, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2018 and December 31, 2017, Investment Score “5”, based upon fair value, included $18.7 million and $12.6 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and a fair value of $18.1 million. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. The decrease in loans on non-accrual status is attributable in part to our exit of certain non-accrual loans. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2018 and 2017. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investment, including through restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

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

For the years ended December 31, 2018, 2017 and 2016, THL Credit Advisors earned base management fees of $9.0 million, $10.4 million and $11.0 million, respectively, from us.

Commencing April 1, 2019 and January 1, 2020, we’ve implemented certain changes to the terms of the base management fee calculation. Refer to the ‘Recent Developments’ section for further detail.

Incentive Fee on Net Investment Income

We accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2018 (such waiver, “Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment.

Subsequently, we accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees shall not be subject to recoupment. Additionally, we accepted the Advisor’s proposal to reduce the incentive fee based on pre-incentive income to 17.5%. Refer to the ‘Recent Developments’ section for further detail.

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

New Incentive Fee on Net Investment Income

As of January 1, 2018, we have calculated the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waived such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, we have, at the end of each quarter, also calculated the incentive fee on net investment income owed by us to the Advisor based on the formula in place prior to January 1, 2018 to give effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If the aggregate fees on a cumulative basis, as calculated based on the formula in place since January 1, 2018, are greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See Note 4 “Related Party Transactions” to our financial statements for the details of the calculation under the investment management agreement.

Since January 1, 2018, the Reduced Incentive Fee on Net Investment Income has been calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the investment management agreement.  Specifically, the net investment income component was calculated, and payable, quarterly in arrears at the end of each calendar quarter by reference to our aggregate preincentive fee net investment income, as adjusted as described below, from the calendar quarter then ending and the eleven preceding calendar quarters (or if shorter, the number of quarters that have occurred since January 1, 2018).  Preincentive fee net investment income is expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarters. The hurdle amount for incentive fee based on preincentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to our common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarters (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to our dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarters.

The calculation of preincentive fee net investment income continues to mean interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Furthermore, preincentive fee net investment income continues to include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

The incentive fee based on preincentive net investment income for each quarter is determined as follows:

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

The amount of the incentive fee on preincentive net investment income that is paid for a particular quarter equals the excess of the incentive fee so calculated minus the aggregate incentive fees on preincentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the appropriate number of quarters that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The “Incentive Fee Cap” for any quarter is an amount equal to (a) 20% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarters, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarters. “Cumulative Net Return” means (x) preincentive net investment income in respect of the relevant Trailing Twelve Quarters minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarters. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we pay no incentive fee based on income to our Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on preincentive net investment income to our Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on preincentive net investment income that is payable to our Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on income to our Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap. “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to the Advisor by us, effective as of January 1, 2018. In order to ensure that we will pay the Advisor less aggregate fees on a cumulative basis we, at the end of each quarter, also calculate the incentive fee on net investment income owed by us to the Advisor based on the formula in place prior to January 1, 2018. If, at any time since January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, is greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor is only entitled to the lesser of those two amounts until such time as the requisite number of stockholders approve such amended incentive fee calculation.

For the year ended December 31, 2018, we would have incurred $2.6 million of incentive fees related to ordinary income under this calculation. These fees were greater on a cumulative basis than the fees calculated based on the formula in place prior to January 1, 2018, therefore, the fees under the old formula were booked as an expense.

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

Incentive Fee on Net Investment Income Prior to the Fee Waiver Agreement

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

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income allocated to first component of incentive fee

For the years ended December 31, 2018, 2017 and 2016, we incurred $0, $2.4 million and $4.5 million, net of incentive fees waived of $1.7 million, $0.8 million and $0, respectively, of incentive fees related to ordinary income. As of December 31, 2018 and December 31, 2017, $0.1 million and $0.1 million, respectively, of such incentive fees were currently payable to the Advisor. As of December 31, 2018 and December 31, 2017, $0.7 million and $1.0 million, respectively of incentive fees incurred by us were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash.

Pre-incentive fee capital gains allocated to second component of incentive fee

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of our cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the investment management agreement as of December 31, 2018 and December 31, 2017.

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

Duration and termination

The investment management agreement was approved by our board of directors on March 5, 2019, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons. The investment management agreement will automatically terminate in the event of its assignment. The investment management agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other. Any termination by us must be authorized either by our board of directors or by vote of our stockholders. See Item 1A “Risk Factors—Risks relating to our business.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

Board Approval of the Investment Advisory Agreement

At a meeting of our Board of Directors held on March 5, 2019, our board of directors unanimously voted to approve the investment advisory agreement. In reaching a decision to approve the investment advisory agreement, the board of directors reviewed a significant amount of information and considered, among other things:

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

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to certain CLOs and THL Credit Senior Loan Fund (NYSE: TSLF), a closed-end fund. In addition, our officers may serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Adviser and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor.

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

On September 19, 2018 the SEC granted us the relief we sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Adviser or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“THL Proprietary Accounts”) or  in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or THL Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

We are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, issue and sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if (1) our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and (2) our stockholders have approved our policy and practice of making such sales within the preceding 12 months. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our board of directors, closely approximates the market value of such securities. At our Annual Meeting of Stockholders on June 7, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of

Stockholders, which is expected to be held in June 2019. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share.

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

Senior securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A “Risk Factors—Risks related to our operations as a BDC.”

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

THL Credit, Inc.

100 Federal Street, 31st Floor

Boston, MA 02110

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our investment adviser’s code of ethics under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. Our code of ethics and our code of ethics and business conduct are available on our corporate governance webpage at http://investor.thlcreditbdc.com/corporate-governance.

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

We are subject to periodic examination by the SEC for compliance with the Securities Exchange Act of 1934, as amended, and the 1940 Act.

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

The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. Our filings with the SEC are available to the public on the SEC’s website at http://www.sec.gov.

Our internet address is www.thlcreditbdc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Certain U.S. Federal Income Tax Considerations

We have elected to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally do not have to pay corporate-level federal income taxes on any income that we distribute to our stockholders from our taxable earnings and profits. To maintain our qualification as a RIC, we must, among other things, meet certain source of income and asset diversification requirements (as described below). In addition, in order to maintain RIC tax treatment, we must distribute to our stockholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).

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
•

derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities or foreign currencies, net income from certain “qualified publicly traded partnerships,” or other income derived with respect to our business of investing in such stock or securities or currencies (the “90% Income Test”); and

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

We will be subject to a 4% nondeductible federal excise tax on certain undistributed income unless we distribute each calendar year in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for such calendar year, (2) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (3) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”). We may choose to retain a portion of our ordinary income and/or capital gain net income in any year and pay the 4% U.S. federal excise tax on the retained amounts. For federal income tax purposes, we may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or debt instruments that were issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

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

In addition, as we grow, THL Credit Advisors may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

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

As of December 31, 2018, there was $275.0 million of commitments under our revolving credit agreement, or Revolving Facility, of which $107.7 million was funded.

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

In November 18, 2014, we closed a public offering selling $50.0 million in aggregate principal amount of 6.75% notes, or the 2021 Notes, which included the subsequent exercise of an overallotment. The 2021 Notes matured on November 15, 2021 and were redeemable in whole or in part at any time or from time to time at the Company’s option on or after November 15, 2017. The 2021 Notes bore interest at a rate of 6.75% per year. In 2018 we repaid the 2021 Notes and they are no longer outstanding.

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

In October 2018, we completed a public offering of $51.6 million in aggregate principal amount of 6.125% notes due 2023, or the 2023 Notes, which included the subsequent exercise of an overallotment. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year.

The 2022 Notes and 2023 Notes are collectively referred to as the Notes. The 2021 Notes are included and the 2023 Notes are excluded under the definition for the prior years presented.

As a BDC, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 200% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 200%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2018, there was $107.7 million of borrowings outstanding under the Revolving Facility and $111.6 million outstanding on the Notes at a weighted average interest rate of 5.70% per annum. As of December 31, 2018, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowing at December 31, 2018 of $219.3 million at an average interest rate of 5.70%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(15.84)%	(10.03)%	(4.23)%	1.58%	7.38%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of net assets attributable to THL Credit, Inc. at the beginning of the period ($343.3 million as of December 31, 2017) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($12.5 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($295.7 million) to determine the “corresponding return to common stockholders.”

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

As of December 31, 2018, all of our assets were pledged as collateral under the Revolving Facility. In the event we default under the Revolving Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Recent legislation may allow us to incur additional leverage.

As a BDC, under the 1940 Act we generally are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 200% (i.e., the amount of debt may not exceed 50% of the value of our assets). We are also subject to asset coverage requirements for total borrowings under our Revolving Facility. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the we will be allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receives the necessary approval and amend the Revolving Facility, with lender consent, as described above. We continue to evaluate whether to increase our leverage capacity under this new legislation.

To the extent original issue discount and PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments and instruments with PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

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

•

For accounting purposes, any cash distributions to stockholders representing OID and PIK income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. As a result, despite the fact that a distribution representing OID and PIK income could be paid out of amounts invested by our stockholders, the 1940 Act does not require that stockholders be given notice of this fact by reporting it as a return of capital.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, THL Credit Advisors serves as investment adviser to one or more private funds and registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by THL Credit Advisors or its affiliates may invest in asset classes similar to those targeted by us. As a result, THL Credit Advisors may face conflicts in allocating investment opportunities between us and such other entities. Although THL Credit Advisors will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. The SEC has granted us the Order we sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds and, subject to certain conditions, THL Proprietary Accounts in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or THL Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57 (o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated debt and equity securities of middle market companies. We are a direct lender to middle market companies that invests primarily in directly originated first lien senior secured and second lien loans, including unitranche investments. In certain instances, we make subordinated debt investments, which may include an associated equity component such as warrants, preferred stock or similar securities, and direct equity co-investments. We may also provide advisory services to managed funds.

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

The interest rates of our floating-rate loans to our portfolio companies that extend beyond 2021 might be subject to change based on recent regulatory changes.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a questions and the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made or received through restructuring direct equity investments or received warrants in connection with loans representing approximately 8.6% of the aggregate amortized cost basis of our portfolio as of December 31, 2018. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) attempt to preserve or enhance the value of our initial investment; or (4) to finance an acquisition or other material transaction. We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status. In addition, our ability to make follow-on investments may also be limited by THL Credit Advisors’ allocation policy. We may also make follow on investments that exceed our target hold size because other co-investing funds may not have available capital.

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

The U.S. and global capital markets have historically experienced extreme volatility and disruption during the economic downturns, in particular the extended recession that began in mid-2007, and more recently the softening in the market since late 2018. Political events, such as the June 2016 referendum in the United Kingdom in which voters approved an exit from the European Union, have also negatively impacted the market and future implications of such events still remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business, that of our portfolio companies and the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time or materially worsen in the future, including as a result of U.S. government shutdowns, further downgrades to the U.S. government’s sovereign credit rating, or the perceived credit worthiness of the United States or other large global economies. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs, in addition to the tariffs already imposed by the U.S. in March 2018 under Section 232 of the Trade Expansion Act of 1962, as amended, on steel products, including stainless steel, imported into the U.S. These new tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, restrict our portfolio companies' access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The United Kingdom referendum decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

The results of the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. The extent and process by which the United Kingdom will exit the European Union, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision made in the United Kingdom referendum may lead to a call for similar referenda in other European jurisdictions which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which was signed by the President. Such legislation made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

Risks Related To Our Operations As A BDC

Our ability to enter into transactions with our affiliates will be restricted.

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. The Staff has granted us relief pursuant to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or THL Proprietary Accounts if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Order. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

•

Additional Common Stock. Our board of directors may decide to issue common stock to finance our operations rather than issuing debt or other senior securities. As a BDC, we are generally not able to issue our common stock at a price below net asset value without first obtaining required approvals from our stockholders and our independent directors. At our Annual Meeting of Stockholders on June 7, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders, which is expected to be held in June 2019. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. We may also make subscription rights offerings or warrants representing rights to purchase shares of our securities to our stockholders at prices per share less than the net asset value per share, subject to the requirements of the 1940 Act. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, the percentage ownership of our stockholders at that time would decrease, and such stockholders may experience dilution.

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

As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. See Item 1 “Business—Business Development Company Regulation.” We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could be found to be in violation of the 1940 Act provisions applicable to BDCs and possibly lose our status as a BDC, which would have a material adverse effect on our business, financial condition and results of operations. Similarly, these rules could prevent us from making follow-on investments in existing portfolio companies (which could result in the dilution of our position) or could require us to dispose of investments at inopportune times in order to come into compliance with the 1940 Act. If we need to dispose of such investments quickly, it may be difficult to dispose of such investments on favorable terms. For example, we may have difficulty in finding a buyer and, even if we do find a buyer, we may have to sell the investments at a substantial loss.

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

•	The income source requirement, which will be satisfied if we obtain at least 90% of our income for each year from dividends, interest, gains from the sale of stock or securities or similar sources.
•

The asset diversification requirement, which will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other acceptable securities; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Internal Revenue Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and, therefore, will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2018, our net asset value per share was $9.15. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 5, 2019 was $6.80. At our Annual Meeting of Stockholders on June 7, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below our then-current net asset value per share, subject to approval by our board of directors for the offering. The authorization expires on the earlier of June 7, 2019 or the date of our 2019 Annual Meeting of Stockholders, which is expected to be held in June 2019. Our stockholders also approved a proposal to authorize us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then-current net asset value per share. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2018, we had $107.7 million outstanding under the Revolving Facility. The indebtedness under the Revolving Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

The net asset value per share of our common stock may be diluted if we sell shares of our common stock in one or more offerings at prices below the then current net asset value per share of our common stock or securities to subscribe for or convertible into shares of our common stock.

At our Annual Meeting of Stockholders on June 7, 2018, our stockholders approved a proposal authorizing us to sell up to 25% of our common stock at a price below the Company’s net asset value per share, subject to approval by our board of directors of the offering. Although any such sale must be approved by our board of directors, there is no limit on the amount of dilution that may occur as a result of such sale. If we were to issue shares at a price below net asset value, such sales would result in an immediate dilution to existing common stockholders, which would include a reduction in the net asset value per share as a result of the issuance. This dilution would also include a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance.

In addition, at our 2018 Annual Meeting of Stockholders, our stockholders authorized us to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that, at the time such warrants or convertible debt are issued, will not be less than the market value per share but may be below our then current net asset value.

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

Terms relating to redemption may materially adversely affect noteholders’ return on any debt securities that we may issue.

If noteholders’ debt securities are redeemed at our option, we may choose to redeem such debt securities at times when prevailing interest rates are lower than the interest rate paid such debt securities. In addition, if noteholders’ debt securities are subject to mandatory redemption, we may be required to redeem such debt securities also at times when prevailing interest rates are lower than the interest rate paid on such debt securities. In this circumstance, noteholders may not be able to reinvest the redemption proceeds in a comparable security at an effective interest rate as high as the debt securities being redeemed.

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

Our stockholders will experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan will experience dilution in their ownership percentage of our common stock over time.

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

The indentures under which our Notes were issued contains limited protection for holders of our Notes.

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings (or 150% if certain requirements are met));

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

In addition, the indentures do not require us to offer to purchase the Notes in connection with a change of control or any other event. Furthermore, the terms of the indenture and the Notes do not protect holders of the Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity.

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

As of December 31, 2018, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.”

As of March 5, 2019, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index Total Return and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2018. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P BDC Index Total Return and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

The following graph compares the total return on our common stock with that of the S&P BDC Index Total Return and the NASDAQ Financial 100.

The graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the 1934 Act. The stock price performance included in the above graph is not necessarily indicative of future stock price performance.

Sales of unregistered securities

There were no dividends reinvested during the year ended December 31, 2018 under the dividend reinvestment plan. There was $0.003 and $0.003 million of dividends reinvested for the years ended December 31, 2017 and 2016, respectively.

Issuer purchases of equity securities

During the year ended December 31, 2018, we purchased 356,000 shares at a weighted average price per share of $7.18, inclusive of commissions. This represents a discount of approximately 29.07% to average net asset value per share for the year ended December 31, 2018. The following table presents information with respect to our purchases of our common stock during the year ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2018 through January 31, 2018	—	$—	—	$17,511,693
February 1, 2018 through February 28, 2018	—	$—	—	$17,511,693
March 1, 2018 through March 31, 2018	—	$—	—	$20,000,000
April 1, 2018 through April 30, 2018	—	$—	—	$20,000,000
May 1, 2018 through May 31, 2018	—	$—	—	$20,000,000
June 1, 2018 through June 30, 2018	—	$—	—	$20,000,000
July 1, 2018 through July 31, 2018	—	$—	—	$20,000,000
August 1, 2018 through August 31, 2018	—	$—	—	$20,000,000
September 1, 2018 through September 30, 2018	—	$—	—	$20,000,000
October 1, 2018 through October 31, 2018	—	$—	—	$20,000,000
November 1, 2018 through November 30, 2018	356,000	$7.18	356,000	$17,442,468
December 1, 2018 through December 31, 2018	—	$—	—	$17,442,468
	356,000	$7.18	356,000

(1)

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was extended and modified on March 5, 2019. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for further detail. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table presents information with respect to purchases of our common stock during the year ended December 31, 2018 by our Advisor:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans (1)
January 1, 2018 through January 31, 2018	—	$—	—	$10,000,000
February 1, 2018 through February 28, 2018	—	$—	—	$10,000,000
March 1, 2018 through March 31, 2018	218,980	$7.92	218,980	$8,265,935
April 1, 2018 through April 30, 2018	389,308	$7.89	389,308	$5,193,295
May 1, 2018 through May 31, 2018	243,599	$7.84	243,599	$3,284,250
June 1, 2018 through June 30, 2018	310,043	$8.04	310,043	$792,281
July 1, 2018 through July 31, 2018	97,172	$8.15	97,172	$—
August 1, 2018 through August 31, 2018	—	$—	—	$—
September 1, 2018 through September 30, 2018	—	$—	—	$—
October 1, 2018 through October 31, 2018	—	$—	—	$—
November 1, 2018 through November 30, 2018	—	$—	—	$—
December 1, 2018 through December 31, 2018	—	$—	—	$—
	1,259,102	$7.94	1,259,102

(1)

On March 12, 2018 our Advisor adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act to purchase up to $10 million of shares of our common stock. As part of this plan, during the year ended December 31, 2018, our Advisor purchased 1.3 million shares at an average cost of $7.94 per share, inclusive of commissions.

Distributions

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute, for each taxable year, at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the year ended December 31, 2018. There was $0.003 million and $0.003 million, respectively, of dividends reinvested for the years ended December 31, 2017 and 2016.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated as a return of capital to the extent of the stockholder’s adjusted tax basis in our shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of our current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distributions will be sent to our U.S. stockholders of record (other than certain exempt recipients). Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2018 and 2017 were $0.3 million and $0.9 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2018, the percentage of 2018 income estimated as qualified interest income for tax purposes was 81.3%.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2018, 2017, 2016, 2015 and 2014 in thousands, except for per share data. The Consolidated Statements of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2018, 2017, 2016, 2015 and 2014 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended
	2018	2017	2016	2015	2014
Statement of Operations data:
Total investment income	$66,942	$78,773	$84,585	$94,195	$91,928
Incentive fees	1,696	3,185	4,461	11,894	11,184
Base management fees	9,006	10,389	10,998	11,825	11,142
All other expenses	22,802	26,128	24,271	23,147	20,372
Incentive fee waiver	(1,741)	(811)	—	—	—
Income tax provision (benefit) and excise tax	355	168	155	(243)	1,040
Net investment income	34,824	39,714	44,700	47,572	48,190
Net realized (loss) gain on investments	(32,565)	(17,307)	(38,849)	190	(12,855)
Net change in unrealized appreciation (depreciation) on investments	(11,871)	(31,606)	11,141	(17,875)	2,243
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	(703)	(13)	140	—	—
Provision for taxes on realized gain on investments	—	(842)	—	(8)	(249)
Benefit (provision) for taxes on unrealized gain on investments	(284)	2,146	137	(1,226)	(151)
Interest rate derivative periodic interest payments, net	—	(46)	(276)	(443)	(458)
Net change in unrealized appreciation (depreciation) on interest rate derivative	—	50	156	7	71
Net (decrease) increase in net assets resulting from operations	(10,599)	(7,904)	17,149	28,217	36,791

Per share data:
Net asset value per common share attributable to THL Credit, Inc. at year end	$9.15	$10.51	$11.82	$12.58	$13.08
Market price at year end	6.08	9.05	10.01	10.70	11.76
Net investment income	1.07	1.21	1.35	1.41	1.42
Net realized (loss) gain on investments	(1.00)	(0.53)	(1.17)	0.01	(0.38)
Provision for taxes on realized gain on investments	—	(0.03)	—	—	(0.01)
Net change in unrealized appreciation (depreciation) on investments	(0.38)	(0.96)	0.33	(0.53)	0.06
(Provision) benefit for taxes on unrealized gain on investments	(0.01)	0.07	0.01	(0.04)	—
Interest rate derivative periodic interest payments, net	—	—	(0.01)	(0.01)	(0.01)
Net (decrease) increase in net assets resulting from operations attributable to THL Credit, Inc.	(0.32)	(0.24)	0.51	0.84	1.08
Distributions declared	1.08	1.08	1.29	1.36	1.36

	For the years ended
	2018	2017	2016	2015	2014
Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$493,653	$608,691	$669,203	$754,163	$784,220
Cash	6,860	3,617	6,376	3,850	2,656
Other assets	17,938	15,376	15,825	13,278	25,609
Total assets	518,451	627,684	691,404	771,291	808,589
Loans payable, net	107,657	167,317	181,655	256,749	293,028
Notes payable, net	108,067	107,015	106,347	85,000	50,000
Other liabilities	7,046	9,323	13,582	13,834	24,013
Total liabilities	222,770	283,655	301,584	352,392	368,864
Total net assets attributable to THL Credit, Inc.	295,681	343,327	389,105	418,899	443,621
Net assets attributable to non-controlling interest	-	702	715	—	—
Total net assets	295,681	344,029	389,820	418,899	443,621
Other data:
Weighted average annual yield on debt and income-producing investments (1) (3)	10.4%	10.1%	10.9%	11.2%	11.7%
Weighted average annual yield on debt and income-producing investments including Logan JV (2) (3)	10.7%	10.7%	11.2%	11.3%	11.7%
Number of portfolio investments at year end	42	47	47	55	60

(1)	Excludes yield on the Logan JV.
(2)	Not relevant to the year ending December 31, 2014 as Logan JV commenced operations on December 3, 2014.
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

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Provision for taxes (benefit) on unrealized gain on investments		Net Increase (Decrease) In Net Assets From Operations
		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2018	$15,819	$0.49	$7,325	$0.23	$(36,690)	$(1.13)	$6,172	$0.19	$61	$—	$(23,132)	$(0.71)
September 30, 2018	16,078	0.50	8,573	0.27	(3,444)	(0.10)	(284)	(0.01)	(192)	(0.01)	4,653	0.15
June 30, 2018	18,357	0.57	10,099	0.31	16,897	0.52	(25,336)	(0.78)	(121)	—	1,539	0.05
March 31, 2018	16,688	0.51	8,827	0.26	10,663	0.33	(13,117)	(0.40)	(32)	—	6,341	0.19

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Provision for taxes (benefit) on unrealized gain on investments		Net Increase (Decrease) In Net Assets From Operations
		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2017	$18,583	$0.57	$8,720	$0.27	$(32,139)	$(0.98)	$4,991	0.15	$(116)	$—	$(18,544)	$(0.56)
September 30, 2017	20,111	0.62	11,154	0.34	3,919	0.12	(11,325)	(0.35)	365	0.02	4,113	0.13
June 30, 2017	20,275	0.62	10,154	0.31	251	0.01	(10,876)	(0.33)	1,744	0.05	1,273	0.04
March 31, 2017	19,804	0.61	9,686	0.29	(3,650)	(0.11)	(939)	(0.03)	153	—	5,254	0.15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2018, we, together with our credit-focused affiliates, collectively had $15.8 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

We are a direct lender to middle market companies and invest primarily in directly originated first lien senior secured loans, including unitranche investments. In certain instances, we also make second lien, subordinated, or mezzanine, debt investments, which may include an associated equity component such as warrants, preferred stock or other similar securities and direct equity investments. Our first lien senior secured loans may be structured as traditional first lien senior secured loans or as unitranche loans. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche loans will expose us to the risks associated with second lien and subordinated loans to the extent we invest in the “last-out” tranche or subordinated tranche (or piece) of the unitranche loan. We may also provide advisory services to managed funds.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2018, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.1 billion in aggregate commitments into 105 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2018, we, along with our managed funds and separately managed account, have received $1.5 billion of gross proceeds from the realization of investments. The Company alone has received $1.3 billion of gross proceeds from the realization of its investments during this same time period. As of December 31, 2018, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $189.4 million, or 126.2% of committed capital, and $165.4 million, 88.4% of the committed capital, respectively.

We have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. To qualify as a RIC, we must, among other things, meet certain source of income and asset diversification requirements. As a RIC, we generally will not have to pay corporate-level income taxes on any income we distribute to our stockholders

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2018, we had $493.7 million of portfolio investments (at fair value), which represents a $115.0 million, or 18.9% decrease from the $608.7 million (at fair value) as of December 31, 2017. Our portfolio consisted of 42 investments, including Greenway and Greenway II as of December 31, 2018, compared to 47 portfolio investments, including Greenway and Greenway II, as of December 31, 2017. As of December 31, 2018, we had $167.7 million of controlled portfolio investments (at fair value) in five portfolio companies, which represents a $9.0 million, or 5.7% increase from $158.7 million (at fair value) as of December 31, 2017 in 6 portfolio companies. The increase in controlled portfolio companies was the result of follow-on investments, primarily in the Logan JV, net of a successful realization of our investment in Tri-Starr Management Services, Inc. Our average controlling equity position at December 31, 2018 was approximately $36.3 million and $33.5 million at cost and fair value, respectively. Our average controlling equity position at December 31, 2017 was approximately $25.9 million and $26.5 million at cost and fair value, respectively.

At December 31, 2018 our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $11.7 million and $10.6 million, respectively. At December 31, 2017 our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $14.5 million and $13.4 million, respectively.

Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value. Investments in funds, investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the calculation. Our largest portfolio company investment as of December 31, 2018 and 2017, excluding the Logan JV and investments where we hold equity only positions or investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $34.0 million and $26.6 million and $30.2 million and $30.5 million, respectively. Including such investments, our largest portfolio company investment as of December 31, 2018 and 2017 was our investment in the Logan JV, which totaled $92.4 million and $84.8 million and $67.0 million and $65.4 million at cost and fair value, respectively.

At December 31, 2018, based upon fair value, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as the London Interbank offer rate, or LIBOR, and Canadian Dollar Offered Rate, or CDOR, and 3.5% bore interest at fixed rates. At December 31, 2017, 93.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 6.9% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2018	December 31, 2017
First lien senior secured debt (1)	10.1%	10.0%
Second lien debt	12.7%	6.9%
Subordinated debt	16.5%	13.5%
Investments in payment rights (2)	-	16.6%
Income-producing equity securities (3)	9.6%	14.0%
Debt and income-producing investments (1)(4)	10.4%	10.1%
Logan JV (5)	12.0%	14.2%
All investments including Logan JV (1)(5)	10.7%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Yields from investments in payment rights represent an effective yield expected from anticipated cash flows.
(3)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(4)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(5)

As of December 31, 2018 and December 31, 2017, the dividend income portion of distributions declared and earned of $9.8 million and $9.3 million for the years ended December 31, 2018 and December 31, 2017, respectively, represented a yield to us of 12.0% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2018 and 2017, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2018 and December 31, 2017, 1.9% and 8.5% of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2018 and beyond. No assurance can be given that we will be successful in achieving this target.

As of December 31, 2018 and December 31, 2017, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $9.0 million and $11 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2018 and December 31, 2017, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.8 times and 4.3 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2018, our portfolio of unsponsored investments included four investments. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 3. As of December 31, 2017, our portfolio of unsponsored investments included seven investments. Five were performing at or above our expectations and had an Investment Score of 1 or 2. Of the two other unsponsored investments, one had an Investment Score of 3 and the other had an Investment Score of 5 and is on non-accrual.

As of December 31, 2018, we have closed portfolio investments with 67 different sponsors since inception. As of December 31, 2017, we had closed portfolio investments with 62 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of December 31, 2018			As of December 31, 2017
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$371.8	$329.5	80.6%	$477.7	$435.0	80.1%
Unsponsored Investments (1)	75.5	79.4	19.4%	95.6	108.3	19.9%
Total	$447.3	$408.9	100.0%	$573.3	$543.3	100.0%

(1)	Excludes Greenway, Greenway Fund II, Logan JV.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2018 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$361.8	67.1%	$329.4	66.8%
Investment in Logan JV	92.4	17.1%	84.8	17.2%
Equity investments	46.2	8.6%	43.5	8.8%
Second lien debt	26.2	4.9%	25.3	5.1%
Subordinated debt	9.4	1.7%	6.6	1.3%
Investments in funds	3.4	0.6%	3.5	0.7%
Warrants	0.2	0.0%	0.6	0.1%
Total investments	$539.6	100.0%	$493.7	100.0%

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2018 and December 31, 2017 (in millions):

	Year Ended December 31, 2018
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2018	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$5.3	$1.8	$(2.4)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	5.4	0.7	—	—	—
676.93 shares of preferred stock	4.0	0.5	—	—	—
609,230 shares of common stock	15.2	0.7	6.0	—	—
Loadmaster Derrick & Equipment, Inc. (4)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	1.7	—	(2.1)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	5.0	0.1	—	—	—
12,130.51 shares of preferred stock	—	—	—	—	—
2,955.60 shares of common stock	—	—	—	—	—
OEM Group, LLC (5)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	19.1	2.2	—	—	—
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	9.1	1.0	—	—	—
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	6.4	0.3	0.2	—	—
10,000 shares of common stock	1.7	—	(8.5)	—	—
THL Credit Logan JV LLC (6)
80% economic interest	84.8	9.9	(6.0)	—	—
Tri Starr Management Services, Inc. (7)
LIFO first lien senior secured revolving loan 9.0% (ABR+3.8%) due 9/30/2018	—	—	—	—	—
Non LIFO first lien senior secured revolving loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	0.1	—	—	—
Tranche 1-A first lien senior secured term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	—	—	—	—
Tranche 1-B first lien senior secured term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	0.3	—	(0.2)	—
Tranche 2 first lien senior secured term loan 10% PIK due 9/30/2018	—	0.2	—	(0.2)	0.1
Tranche 3 first lien senior secured term loan 10% PIK due 9/30/2018	—	—	—	(0.2)	0.4
Tranche 4 first lien senior secured term loan 5% PIK due 9/30/2018	—	—	—	1.1	(1.2)
716.772 shares of common stock	—	0.1	—	(3.8)	6.1
Total Control Investments	$167.7	$17.9	$(12.8)	$(3.3)	$5.4
Affiliate Investments
THL Credit Greenway Fund LLC (8)
Investment in fund	—	0.1	—	—	—
THL Credit Greenway Fund LLC (8)
Investment in fund	—	0.8	—	—	—
Charming Charlie LLC (9)
Charming Charlie LLC 12.3% (LIBOR+10%)(7.3% Cash and 5.0% PIK) due 4/23/2023	5.7	0.8	(5.2)	—	—
Charming Charlie LLC 12.3% (LIBOR+10%)(3.3% Cash and 9.0% PIK) due 4/23/2023	5.6	0.8	(8.0)	—	—

Charming Charlie LLC 20% cash due 5/15/2019	0.7	—	—	—	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan	—	0.2	—	—	—
Charming Charlie LLC	0.5	—	0.5	—	—
Total Affiliate Investments	$12.5	$2.7	$(12.7)	$—	$—
Total Control and Affiliate Investments	$180.2	$20.6	$(25.5)	$(3.3)	$5.4

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2018 and 2017. Common stock and preferred stock, in some cases, are generally non-income producing.

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

(7)

On July 22, 2016, as part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3.1 million. As result of the restructuring, we recognized a $17.4 million loss on conversion of our subordinated debt investment to common equity, which was offset by a $17.4 million change in unrealized appreciation. This investment was realized during the quarter ended December 31, 2018 and resulted in proceeds received of $13.5 million and $1.9 million recorded as an initial escrow receivable.

(8)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

(9)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17.9 million of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $0.9 million of the remaining unfunded commitments under its DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, the Company provided $8.9 million of commitments under a vendor financing facility, which was subsequently reduced to $8.3 million with $0.7 million funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3.1 million for the year ended December 31, 2018.

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

(7)

On July 22, 2016, as part of the restructuring, we exchanged the cost basis of its subordinated debt totaling $20.6 million for a controlled equity position of an affiliate of Tri-Starr Management Services, Inc. valued at $3.1 million. This investment was realized during the quarter ended December 31, 2018 and resulted in proceeds received of $13.5 million and $1.9 million recorded as an initial escrow receivable.

(8)

Income includes certain fees relating to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2018 and 2017 (in millions).

	Year Ended December 31,
	2018	2017
New portfolio investments	$65.6	$74.3
Existing portfolio investments:
Follow-on investments (1) (2)	40.8	19.7
Delayed draw and revolver investments (1)	15.9	19.1
Total existing portfolio investments	56.7	38.8
Total portfolio investment activity	$122.3	$113.1
Number of new portfolio investments	9	9
Number of follow-on investments	12	11
First lien senior secured debt	$95.9	$101.3
Investment in Logan JV	25.6	8.0
Subordinated debt	—	1.7
Equity investments	0.8	2.1
Total portfolio investments	$122.3	$113.1
Weighted average yield of new debt investments	8.6%	9.8%
Weighted average yield, including all new income-producing investments (2)	9.3%	9.9%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail beginning on page 195 of this report for additional detail.
(2)	Includes follow-on investments in Logan JV.

For the years ended December 31, 2018 and 2017, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $190.1 million and $132.2 million, respectively. Please refer to “Results of Operations - Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2018

•	Repayment of a subordinated term loan and realization of preferred equity interest in A10 Capital, LLC, which resulted in proceeds of $26.6 million, including a prepayment premium of $0.3 million;
•

Sale of a first lien senior secured term loan, subordinated term loans, preferred equity and common equity in Aerogroup International Inc., which resulted in proceeds received of $2.5 million and $8.0 million recorded as an initial escrow receivable, at the time of sale;

•	Partial repayment of a first lien senior secured term loan in Alex Toys, LLC, which resulted in proceeds of $15.0 million;
•	Repayment of a senior secured term loan and senior secured delayed draw term loan in BeneSys Inc., which resulted in proceeds of $11.1 million;
•	Repayment of a first lien senior secured term loan and the sale of common equity in Constructive Media, LLC, which resulted in proceeds received of $10.9 million, including $0.4 million realized gain;
•	Repayment of a first lien senior secured term loan in Dodge Data & Analytics LLC, which resulted in proceeds of $10.2 million;
•	Sale of TRA investment in Duff & Phelps Corporation, which resulted in proceeds received of $9.8 million, including $0.8 million realized gain;
•	Partial sale of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds of $7.7 million;
•	Sale of an equity investment in Firebirds International, LLC, which resulted in proceeds of $0.3 million, including a realized gain of $0.1 million;
•	Repayment of a second lien term loan in Gold, Inc., which resulted in proceeds of $5.2 million;
•	Partial repayment of a first lien senior secured term loan in Home Partners of America, Inc., which resulted in proceeds of $5.9 million;
•	Repayment of a first lien senior secured term loan in The John Gore Organization, Inc., which resulted in proceeds of $13.8 million, including a prepayment premium of $0.1 million;
•	Sale of a second lien term loan in Specialty Brands Holdings, LLC, which resulted in proceeds received of $0.4 million;
•	Sale of TRA investment in Surgery Center Holdings, Inc., which resulted in proceeds received of $0.4 million;
•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
•

Sale of our first lien senior secured term loans and controlling equity investment in Tri Starr Management Services Inc., which resulted in proceeds received of $13.5 million and $1.9 million recorded as an initial escrow receivable, at the time of sale. Total proceeds included a realized gain of $5.5 million.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2018, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 12.9% (based on cash invested of $1,171.8 million and total proceeds from these exited investments of $1,462.8 million). 84.0% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of December 31, 2018 and December 31, 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$92.6	$107.4
Perspecta Trident LLC	50.0	23.2	26.8
Total Investments	$250.0	$115.8	$134.2

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$67.0	$133.0
Perspecta Trident LLC	50.0	16.8	33.2
Total Investments	$250.0	$83.8	$166.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2018 and December 31, 2017, the Logan JV Credit Facility had $275.0 million and $175.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of December 31, 2018 and December 31, 2017, Logan JV had $241.7 million and $169.6 million of outstanding borrowings under the credit facility, respectively. As of December 31, 2018, the Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.20%. At December 31, 2018, the effective interest rate on the Logan JV Credit Facility was 4.72% per annum.

As of December 31, 2018 and December 31, 2017, Logan JV had total investments at fair value of $329.8 million and $250.4 million, respectively. As of December 31, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 130 and 110 different borrowers, respectively. As of December 31, 2018 and December 31, 2017, there were no loans on non-accrual status. As of December 31, 2018 and December 31, 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.3 million and $1.4 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2018 and 2017 (dollar amounts in thousands):

	As of December 31, 2018	As of December 31, 2017
First lien secured debt, at par	$327,574	$233,904
Second lien debt, at par	16,962	22,847
Total debt investments, at par	$344,536	$256,751
Weighted average yield on first lien secured loans (1)	7.2%	5.9%
Weighted average yield on second lien loans (1)	10.4%	8.7%
Weighted average yield on all loans (1)	7.4%	6.1%
Number of borrowers in Logan JV	130	110
Largest loan to a single borrower (2)	$5,101	$5,000
Total of five largest loans to borrowers (2)	$25,001	$24,397

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2018 and December 31, 2017, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the years ended, December 31, 2018, 2017 and 2016 our share of income from distributions declared related to our Logan JV LLC equity interest was $9.8 million, $9.3 million and $7.4 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2018 and December 31, 2017, $2.5 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, $0.2 million of return of capital associated with distributions declared was included in the distribution receivable on the Consolidated Statements of Assets and Liabilities. Distributions declared and earned for the year ended December 31, 2018 represented a dividend yield to the Company of 12.0% based upon average capital invested. Distributions declared and earned for the year ended December 31, 2017 represented a dividend yield to the Company of 14.2% based upon average capital invested. Distributions declared and earned for the year ended December 31, 2016 represented a dividend yield to the Company of 14.1% based upon average capital invested.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/16/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	07/26/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/26/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	10/19/2023	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2025	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2025	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/11/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/11/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, of which $353,371 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of December 31, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $125,217, which was unfunded as of December 31, 2018. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $564,516, which was unfunded as of December 31, 2018. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, of which $338,056 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.
(12)

Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/ revolver facility. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.

Logan JV Loan Portfolio as of December 31, 2017

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Can Am Construction Inc	Construction & Building	7.07% (LIBOR +5.5%)	06/29/2017	07/01/2024	1,194	$1,160	$1,206
Parq Holdings LP	Hotel, Gaming & Leisure	9.19% (LIBOR +7.5%)	12/05/2014	12/17/2020	998	$989	$1,005
PNI Canada Acquireco Corp	High Tech Industries	7.32% (LIBOR +5.75%)	08/23/2017	09/21/2022	1,820	$1,717	$1,764
Total Canada						$3,866	$3,975

Cayman Islands
Lindblad Maritime	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	334	$336	$337
Total Cayman Islands						$336	$337

Denmark
Rhodia Acetow	Construction & Building	7.19% (LIBOR +5.5%)	04/21/2017	05/31/2023	995	$982	$999
Total Denmark						$982	$999

Luxembourg
AMS FinCo SARL	Services: Business	7.07% (LIBOR +5.5%)	05/17/2017	05/27/2024	2,488	$2,465	$2,512
Total Luxembourg						$2,465	$2,512

United States of America
1A Smart Start LLC	Services: Consumer	6.19% (LIBOR +4.5%)	03/20/2017	02/21/2022	1,593	$1,588	$1,586
1A Smart Start LLC	Services: Consumer	6.44% (LIBOR +4.75%)	08/28/2015	02/21/2022	2,450	$2,434	$2,450
A Place for Mom Inc	Services: Consumer	5.69% (LIBOR +4%)	07/28/2017	08/10/2024	3,990	$3,971	$4,002
Advanced Integration Technology LP	Aerospace & Defense	6.32% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,975	$1,958	$1,990
AgroFresh Inc.	Services: Business	6.44% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,955	$1,946	$1,935
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	4.25% (LIBOR +4.25%)	09/26/2017	09/25/2024	2,250	$2,233	$2,259
Alpha Media LLC	Media: Broadcasting & Subscription	7.42% (LIBOR +6%)	02/24/2016	02/25/2022	3,299	$3,184	$3,159
American Sportsman Holdings Co	Retail	6.569% (LIBOR +5%)	11/22/2016	09/25/2024	3,990	$3,938	$3,985
Ansira Holdings, Inc. (3)	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	254	$138	$139
Ansira Holdings, Inc.	Media: Advertising, Printing & Publishing	8.19% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,728	$1,714	$1,719
AP Gaming I LLC	Hotel, Gaming & Leisure	7.07% (LIBOR +5.5%)	06/06/2017	02/15/2024	2,488	$2,482	$2,517
APC Aftermarket	Automotive	6.41% (LIBOR +5%)	05/09/2017	05/10/2024	498	$488	$492
Aptean, Inc.	Services: Business	5.95% (LIBOR +4.25%)	12/15/2017	12/20/2022	1,985	$1,967	$2,004
Avaya Inc	Telecommunications	6.23% (LIBOR +4.75%)	11/09/2017	12/15/2024	2,614	$2,586	$2,577
Barbri Inc	Media: Diversified & Production	5.73% (LIBOR +4.25%)	12/01/2017	11/21/2023	3,500	$3,483	$3,500
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	5.49% (LIBOR +4%)	11/17/2017	11/15/2023	3,033	$3,018	$3,064
Big Ass Fans LLC	Services: Business	5.94% (LIBOR +4.25%)	11/07/2017	05/21/2024	2,500	$2,488	$2,511
Big River Steel LLC	Metals & Mining	6.69% (LIBOR +5%)	08/15/2017	08/23/2023	1,995	$1,976	$2,017
Birch Communications, Inc.	Telecommunications	8.6% (LIBOR +7.25%)	12/05/2014	07/17/2020	1,289	$1,280	$1,234
Brand Energy & Infrastructure Services, Inc.	Services: Business	5.63% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,985	$2,957	$3,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.44% (LIBOR +5.75%)	07/07/2015	06/30/2020	4,988	$4,976	$4,938
Commercial Barge Line Co	Transportation: Cargo	10.32% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,369	$1,330	$800
Constellis Holdings, LLC	Aerospace & Defense	6.69% (LIBOR +5%)	04/18/2017	04/21/2024	1,990	$1,972	$2,014
ConvergeOne Holdings Corp.	Telecommunications	6.45% (LIBOR +4.75%)	06/15/2017	06/20/2024	1,990	$1,972	$1,997
Conyers Park Parent Merger Sub Inc	Retail	5.39% (LIBOR +4%)	06/21/2017	07/07/2024	1,995	$1,986	$2,012

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	6.69% (LIBOR +5%)	07/14/2017	03/31/2023	4,874	$4,829	$4,825
Covenant Surgical Partners Inc (5)	Healthcare & Pharmaceuticals	6.13% (LIBOR +4.75%)	09/29/2017	09/28/2024	692	$126	$133
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	6.09% (LIBOR +4.75%)	09/29/2017	10/04/2024	2,308	$2,302	$2,325
CPI Acquisition, Inc.	Services: Consumer	5.96% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	$4,084	$3,057
CryoLife Inc	Healthcare & Pharmaceuticals	5.36% (LIBOR +4%)	11/15/2017	12/02/2024	2,000	$1,990	$2,020
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,940	$1,946	$1,939
Cvent, Inc.	Services: Business	5.32% (LIBOR +3.75%)	06/16/2016	11/29/2024	1,990	$1,972	$1,995
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	3.25% (LIBOR +3.25%)	12/06/2017	12/06/2024	250	$249	$251
DigiCert, Inc.	Services: Business	6.13% (LIBOR +4.75%)	09/20/2017	10/31/2024	1,000	$995	$1,014
DXP Enterprises, Inc.	Energy: Oil & Gas	7.07% (LIBOR +5.5%)	08/16/2017	08/29/2023	1,496	$1,482	$1,511
EmployBridge Holding Co.	Services: Business	8.19% (LIBOR +6.5%)	02/04/2015	05/15/2020	2,912	$2,907	$2,844
EnergySolutions, LLC	Environmental Industries	6.45% (LIBOR +4.75%)	07/28/2017	05/29/2020	3,727	$3,774	$3,783
Evo Payments International, LLC	Services: Business	5.57% (LIBOR +4%)	12/08/2016	12/22/2023	2,620	$2,598	$2,646
Fairmount Santrol Holdings Inc.	Metals & Mining	7.69% (LIBOR +6%)	10/27/2017	11/01/2022	2,000	$1,971	$2,028
Freedom Mortgage Corporation	Banking, Finance, Insurance & Real Estate	6.96% (LIBOR +5.5%)	02/17/2017	02/23/2022	2,956	$2,948	$3,002
FullBeauty Brands LP	Retail	6.32% (LIBOR +4.75%)	03/08/2016	10/14/2022	3,929	$3,729	$2,325
Gold Standard Baking, Inc.	Wholesale	6.25% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,925	$2,917	$2,918
Green Plains Inc	Chemicals, Plastics & Rubber	7.07% (LIBOR +5.5%)	08/18/2017	08/29/2023	1,425	$1,411	$1,439
Gruden Acquisition Inc.	Transportation: Cargo	7.19% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,990	$1,945	$1,998
Gulf Finance, LLC	Energy: Oil & Gas	6.95% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,946	$1,899	$1,756
Heartland Dental LLC	Services: Consumer	6.45% (LIBOR +4.75%)	07/28/2017	07/31/2023	1,000	$995	$1,015
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	3.75% (LIBOR +3.75%)	12/14/2017	11/30/2024	5,000	$4,975	$5,013
Idera Inc	High Tech Industries	6.57% (LIBOR +5%)	06/27/2017	06/28/2024	2,356	$2,334	$2,358
Impala Private Holdings II LLC	Services: Business	5.7% (LIBOR +4%)	11/10/2017	11/14/2024	1,667	$1,658	$1,661
Infoblox Inc.	High Tech Industries	6.57% (LIBOR +5%)	11/03/2016	11/07/2023	2,205	$2,168	$2,221
Insurance Technologies	Banking, Finance, Insurance & Real Estate	7.74% (LIBOR +6.5%)	03/26/2015	12/15/2021	3,406	$3,377	$3,406
Insurance Technologies(4)	Banking, Finance, Insurance & Real Estate	0.5% (LIBOR +0.5%)	03/26/2015	12/15/2021	137	$(1)	$-
Jackson Hewitt Tax Service Inc	Services: Consumer	8.38% (LIBOR +7%)	07/24/2015	07/30/2020	931	$921	$923
Kemet Corporation	High Tech Industries	7.57% (LIBOR +6%)	04/21/2017	04/26/2024	975	$948	$986
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.94% (LIBOR +5.25%)	06/10/2016	06/24/2022	3,940	$3,896	$3,940
KMG Chemicals Inc	Chemicals, Plastics & Rubber	4.32% (LIBOR +2.75%)	06/13/2017	06/15/2024	809	$805	$813
Lindblad Expeditions Inc	Hotel, Gaming & Leisure	6.34% (LIBOR +4.5%)	06/23/2015	05/08/2021	2,591	$2,600	$2,610
Lyons Magnus Inc aka	Consumer goods: Non-Durable	5.68% (LIBOR +4.25%)	11/03/2017	11/11/2024	2,500	$2,488	$2,527
Margaritaville Holdings LLC	Beverage, Food & Tobacco	7.46% (LIBOR +6%)	03/12/2015	03/12/2021	4,177	$4,155	$4,177
MCS Group Holdings LLC	Services: Business	6.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,990	$1,981	$2,005
MDVIP Inc	Services: Business	5.66% (LIBOR +4.25%)	11/10/2017	11/14/2024	3,040	$3,025	$3,048
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.63% (LIBOR +5.25%)	05/29/2015	06/01/2022	1,750	$1,743	$1,765
Meter Readings Holding, LLC	Utilities: Electric	7.23% (LIBOR +5.75%)	08/17/2016	08/29/2023	2,967	$2,941	$2,982
Morphe, LLC	Retail	7.69% (LIBOR +6%)	02/21/2017	02/10/2023	2,888	$2,850	$2,873
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,536	$4,523	$4,513
New Insight Holdings Inc	Services: Business	7.13% (LIBOR +5.5%)	12/08/2017	12/20/2024	2,000	$1,900	$1,918
NextCare, Inc.	Healthcare & Pharmaceuticals	7.57% (LIBOR +6%)	08/21/2015	07/31/2018	2,919	$2,916	$2,919
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.32% (LIBOR +5.75%)	09/13/2017	09/13/2023	3,000	$2,964	$2,978
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.61% (LIBOR +4.25%)	08/08/2017	08/01/2024	2,400	$2,389	$2,424
Odyssey Logistics & Technology Corp	Transportation: Cargo	5.82% (LIBOR +4.25%)	10/06/2017	10/12/2024	2,000	$1,990	$2,010
Pre-Paid Legal Services, Inc	Services: Business	6.82% (LIBOR +5.25%)	05/21/2015	07/01/2019	828	$826	$831

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Project Leopard Holdings Inc	High Tech Industries	7.19% (LIBOR +5.5%)	06/21/2017	07/07/2023	1,746	$1,742	$1,760
PSC Industrial Outsourcing, LP	Environmental Industries	5.71% (LIBOR +4.25%)	10/05/2017	10/11/2024	2,000	$1,981	$2,030
PT Holdings LLC	Wholesale	5.57% (LIBOR +4%)	12/04/2017	12/09/2024	3,000	$2,985	$3,018
Quest Software	High Tech Industries	6.92% (LIBOR +5.5%)	11/09/2017	10/31/2022	2,725	$2,706	$2,773
Red Ventures LLC	Media: Diversified & Production	4.25% (LIBOR +4%)	10/18/2017	11/08/2024	2,494	$2,470	$2,495
Riverbed Technology, Inc.	High Tech Industries	4.82% (LIBOR +3.25%)	02/25/2015	04/24/2022	966	$962	$953
SCS Holdings Inc	Services: Business	5.82% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,807	$1,796	$1,821
Silverback Merger Sub Inc	High Tech Industries	5.44% (LIBOR +4%)	08/11/2017	08/21/2024	1,197	$1,194	$1,210
Sirva Worldwide, Inc.	Transportation: Cargo	7.99% (LIBOR +6.5%)	11/18/2016	11/22/2022	2,878	$2,818	$2,906
SMS Systems Maintenance Services Inc	Services: Business	6.57% (LIBOR +5%)	02/09/2017	10/30/2023	2,970	$2,957	$2,554
Starfish- V Merger Sub Inc	High Tech Industries	6.69% (LIBOR +5%)	08/11/2017	08/16/2024	1,247	$1,235	$1,220
TerraForm AP Acquisition Holdings LLC	Energy: Electricity	5.94% (LIBOR +4.25%)	10/11/2016	06/27/2022	868	$868	$873
Thoughtworks, Inc.	High Tech Industries	6.07% (LIBOR +4.5%)	10/06/2017	10/11/2024	3,000	$2,993	$3,008
TKC Holdings Inc	Consumer goods: Durable	5.67% (LIBOR +4.25%)	06/08/2017	02/01/2023	298	$296	$300
TOMS Shoes LLC	Retail	6.98% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,945	$1,873	$1,157
Tupelo Buyer Inc	Transportation: Consumer	5.64% (LIBOR +4.25%)	10/02/2017	10/07/2024	1,600	$1,585	$1,618
TV Borrower US LLC	High Tech Industries	6.44% (LIBOR +4.75%)	02/16/2017	02/22/2024	993	$988	$998
US Renal Care Inc	Healthcare & Pharmaceuticals	5.94% (LIBOR +4.25%)	11/17/2015	12/30/2022	1,960	$1,946	$1,936
US Salt LLC	Chemicals, Plastics & Rubber	4.75% (LIBOR +4.75%)	11/30/2017	12/01/2023	3,000	$2,970	$3,000
US Shipping Corp	Utilities: Oil & Gas	5.82% (LIBOR +4.25%)	03/09/2016	06/26/2021	211	$203	$189
Utility One Source L.P.	Construction & Building	7.07% (LIBOR +5.5%)	04/07/2017	04/18/2023	995	$986	$1,019
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	6.38% (LIBOR +5%)	12/09/2014	07/01/2020	2,119	$1,944	$1,907
Vertiv Group Corporation	Capital Equipment	5.35% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	$1,465	$1,505
Viewpoint Inc	High Tech Industries	5.94% (LIBOR +4.25%)	07/18/2017	07/19/2024	998	$993	$1,002
Weight Watchers International, Inc.	Beverage, Food & Tobacco	6.23% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,700	$2,647	$2,721
Wirepath Home Systems LLC	Services: Business	6.87% (LIBOR +5.25%)	07/31/2017	08/05/2024	2,993	$2,978	$3,034
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.07% (LIBOR +4.5%)	08/18/2017	09/29/2023	5,000	$4,976	$4,994
Zenith Merger Sub, Inc.	Services: Business	7.06% (LIBOR +5.5%)	12/22/2017	12/13/2023	3,000	$2,970	$2,970
Zest Holdings LLC	Healthcare & Pharmaceuticals	5.82% (LIBOR +4.25%)	04/13/2017	08/16/2023	1,985	$1,981	$2,006

Total United States of America						$223,014	$220,603

Total Senior Secured First Lien Term Loans						$230,663	$228,426

Second Lien Term Loans
Luxembourg
Lully Finance S.a.r.l.	Telecommunications	10.069% (LIBOR +8.5%)	07/31/2015	10/16/2023	1,000	$993	$985
Total Luxembourg						$993	$985

United States of America
ABG Intermediate Holdings 2 LLC	Consumer goods: Durable	9.44% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,316	$2,368
BJ's Wholesale Club, Inc.	Beverage, Food & Tobacco	8.95% (LIBOR +7.5%)	01/27/2017	02/03/2025	3,000	2,987	2,939
CH Hold Corp	Automotive	8.82% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	1,023
Constellis Holdings, LLC	Aerospace & Defense	10.69% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	986	1,003
DigiCert, Inc.	Services: Business	9.38% (LIBOR +8%)	09/20/2017	10/31/2025	750	746	756

Logan JV Loan Portfolio as of December 31, 2017—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
DiversiTech Holdings Inc	Capital Equipment	9.2% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,981	2,025
Gruden Acquisition Inc.	Transportation: Cargo	10.19% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	482	499
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.42% (LIBOR +7%)	08/11/2017	08/15/2025	1,000	990	1,006
Optiv Security Inc	Services: Business	8.63% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,493	1,352
Pathway Partners Vet Management	Healthcare & Pharmaceuticals	9.57% (LIBOR +8%)	10/04/2017	10/10/2025	1,389	1,375	1,382
Pathway Partners Vet Management (6)	Healthcare & Pharmaceuticals	8% (LIBOR +8%)	10/04/2017	10/10/2025	611	(6)	(3)
Red Ventures LLC	Media: Diversified & Production	9.57% (LIBOR +8%)	10/18/2017	11/08/2025	544	536	545
SESAC Holdco II LLC	Media: Diversified & Production	8.73% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	991	986
TKC Holdings Inc	Consumer goods: Durable	9.42% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,836	1,864
TV Borrower US LLC	High Tech Industries	9.94% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	987	995
Viewpoint Inc	High Tech Industries	9.94% (LIBOR +8.25%)	07/18/2017	07/21/2025	1,000	991	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/15/2023	425	423	423
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	8.57% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	74

Total United States of America						$20,184	$20,235

Total Second Lien Term Loans						$21,177	$21,220

Equity Investments
United States of America
Avaya Inc	Telecommunications		12/15/2017		870	870	754

Total United States of America						$870	$754

Total Equity Investments						$870	$754

Total Investments						$252,710	$250,400

Cash and cash equivalents
Dreyfus Government Cash Management Fund						10,023	10,023
Other cash accounts						614	614
Total Cash and cash equivalents						$10,637	$10,637

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)	Represents a delayed draw commitment of $113, which was unfunded as of December 31, 2017.
(4)	Represents a delayed draw commitment of $137 which was unfunded as of December 31, 2017.
(5)	Represents a delayed draw commitment of $565, which was unfunded as of December 31, 2017.
(6)	Represents a delayed draw commitment of $611, which was unfunded as of December 31, 2017.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017, and 2016:

Selected Balance Sheet Information

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $337,104 and $252,710, respectively)	$329,771	$250,400
Cash	26,868	10,637
Other assets	2,194	9,605
Total assets	$358,833	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$239,356	$168,110
Payable for investments purchased	7,342	15,616
Distribution payable	3,360	3,300
Other liabilities	2,744	1,854
Total liabilities	$252,802	$188,880
Members' capital	$106,031	$81,762
Total liabilities and members' capital	$358,833	$270,642

Selected Statement of Operations Information

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$22,627	$16,996	$14,184
Fee income	183	417	254
Total revenues	22,810	17,413	14,438
Credit facility expenses (1)	10,510	6,330	4,929
Other fees and expenses	426	364	464
Total expenses	10,936	6,694	5,393
Net investment income	11,874	10,719	9,045
Net realized (loss) gain	(2,132)	1,133	306
Net change in unrealized (depreciation) on investments	(5,023)	(3,135)	6,642
Net increase in members' capital from operations	$4,719	$8,717	$15,993
(1)

As of December 31, 2018, Logan JV had $241,679 of outstanding debt under its credit facility with an effective interest rate of 4.72% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under its credit facility with an effective interest rate of 3.92% per annum.

Investment in Tax Receivable Agreement Payment Rights

In June 2012, we invested in a tax receivable agreement, or TRA, that entitles us to certain payment rights from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to us and entitles us to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, which includes projected future earnings, the liquidity of the underlying payment right, risk of tax law changes, the effective tax rate and any other factors which might impact the value of the payment right.

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

For the years ended December 31, 2018, 2017 and 2016, we recognized interest income totaling $1.4 million, $2.0 million and $2.0 million, respectively, related to the TRA.

In December 2018, we sold our TRA investment in Duff & Phelps Corporation, which resulted in proceeds of $9.8 million, including a $0.8 million realized gain.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.05 and 2.24 at December 31, 2018 and December 31, 2017, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2018 and 2017 (in millions):

	December 31, 2018				December 31, 2017
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$122.7	22.7%	$132.6	26.9%	$63.1	9.9%	$69.4	11.4%
2(b)	242.1	44.9%	232.7	47.1%	436.1	68.1%	437.9	71.9%
3(c)	135.0	25.0%	109.2	22.1%	69.4	10.8%	60.7	10.0%
4(d)	-	0.0%	-	0.0%	28.4	4.4%	20.0	3.3%
5(e)	39.8	7.4%	19.2	3.9%	43.4	6.8%	20.7	3.4%
Total	$539.6	100.0%	$493.7	100.0%	640.4	100.0%	608.7	100.0%

(a)

As of December 31, 2018 and December 31, 2017, Investment Score “1”, based upon fair value, included $30.6 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2018 and December 31, 2017, Investment Score “2”, based upon fair value, included $47.2 million and $147.3 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2018 and December 31, 2017, Investment Score “3”, based upon fair value, included $65.8 million and $48.9 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2018 and December 31, 2017, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2018 and December 31, 2017, Investment Score “5”, based upon fair value, included $18.7 million and $12.6, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. For the year ended December 31, 2018, loans from three existing issuers came off non-accrual status as part of a realization of the investments. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million. The decrease in loans on non-accrual status is attributable to our exit of certain non-accrual loans. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2018 and 2017. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investments, including restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

Results of Operations

Comparison of the years ended December 31, 2018, 2017 and 2016

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We will disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Years ended December 31,
	2018	2017	2016
Interest income on debt securities
Cash interest	$43.4	$50.4	$55.9
PIK interest	2.3	1.7	1.8
Prepayment premiums	0.6	0.1	1.0
Net accretion of discounts and other fees	3.4	4.6	4.3
Total interest on debt securities	49.7	56.8	63.0
Dividend income (1)	12.2	13.5	11.2
Interest income on other income-producing securities (1)	2.8	4.6	6.7
Fees related to non-controlled, affiliated investments	1.0	1.1	1.6
Other income (2)	1.2	2.8	2.1
Total investment income	$66.9	$78.8	$84.6

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)	For the years ended December 31, 2018, 2017 and 2016, we recognized $0.1 million, $0.7 million and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income from 2017 to 2018 was primarily due to the contraction in overall investment portfolio since December 31, 2017, which led to lower interest income. The decrease was also attributed to lower dividend income from certain equity investments and lower other income related to one-time amendment and structuring fees.

The decrease in investment income from 2016 to 2017 was primarily due to the contraction in overall investment portfolio since December 31, 2016, which led to lower interest income. This decrease was partially offset primarily by an increase in dividend income related to the Logan JV.

The following shows a rollforward of PIK income activity for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Years ended December 31,
	2018	2017	2016
Accumulated PIK balance, beginning of period	$3.9	$3.1	$9.3
PIK income capitalized/receivable	2.5	2.2	2.3
PIK received in cash from repayments	(1.6)	-	(1.8)
PIK reduced through restructurings/sales	-	(0.1)	(6.7)
PIK deemed uncollectible	(0.9)	(1.3)	-
Accumulated PIK balance, end of period	$3.9	$3.9	$3.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2018, 2017 and 2016.

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

The following shows the breakdown of expenses for the years ended December 31, 2018, 2017 and 2016 (in millions):

	For the years ended December 31,
	2018	2017	2016
Expenses
Interest and fees on Borrowings (a)	$16.7	$18.8	$16.2
Base management fees	9.0	10.4	11.0
Incentive fees (b)	1.7	3.2	4.5
Other expenses	4.0	4.5	4.4
Administrator expenses	2.1	2.9	3.6
Total expenses	33.5	39.8	39.7
Incentive fee waiver	(1.7)	(0.8)	—
Total expenses, net of incentive fee waiver	31.8	39.0	39.7
Income tax provision, excise and other taxes (c)	0.3	0.1	0.2
Total expenses after taxes	$32.1	$39.1	$39.9

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)

For the years ended December 31, 2018, 2017 and 2016, the ordinary income incentive fee expense was $0, $3.2 million and $4.5 million, after giving effect to a fee waiver of $1.7 million, $0.8 million and $0, respectively. Please refer to Note 4 -“Related Party Transactions” in our consolidated financial statements.

(c)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like investments in portfolio companies organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses from 2017 to 2018 was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, lower administration expenses allocated from the Advisor as well as lower incentive fees, including the effect of the waiver, due to portfolio performance and lower base management fees as a result of portfolio contraction.

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

Net Investment Income

Net investment income was $34.8 million, or $1.07 per common share based on a weighted average of 32,633,663 common shares outstanding for the year ended December 31, 2018, as compared to $39.7 million, or $1.21 per common share based on a weighted average of 32,797,233 common shares outstanding for the year ended December 31, 2017, as compared to $44.7 million, or $1.35 per common share based on a weighted average of 33,197,100 common shares outstanding for the year ending December 31, 2016.

The decrease in net investment income from 2017 to 2018 is primarily attributable to a decrease in interest income on debt and other income-producing investments due to portfolio contraction offset by lower borrowing costs, incentive and base management fees.

The decrease in net investment income from 2016 to 2017 is primarily attributable to a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans put on non-accrual status. This was partially offset by higher dividend income related to the Logan JV.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2018, 2017 and 2016 (in millions):

	For the years ended December 31,
	2018	2017	2016
Aerogroup International Inc. (1)	$(7.2)	$—	$—
Airborne Tactical Advantage Company, LLC	—	—	0.7
Copperweld Bimetallics, LLC (2)	—	—	(1.5)
Charming Charlie LLC (3)	(11.5)	—	—
Constructive Media, LLC	0.4	—	—
CRS Reprocessing, LLC (4)	—	(11.9)	—
Dimont & Associates, Inc. (5)	—	—	(10.9)
Dryden CLO, Ltd.	—	—	(1.1)
Duff & Phelps Corporation	0.8	—	—
Fairstone Financial Inc. (6)	0.2	—	—
Firebirds International, LLC	0.1	—	—
Food Processing Holdings, LLC	—	0.7	—
Flagship VII, Ltd.	—	(0.8)	—
Flagship VIII, Ltd.	—	(0.6)	—
Gryphon Partners 3.5, L.P.	0.3	0.6	0.7
Hostway Corporation	—	(1.0)	—
Loadmaster Derrick & Equipment, Inc. (7)	—	—	(6.6)
OEM Group, LLC (8)	—	—	(6.2)
Specialty Brands Holdings, LLC (9)	(21.0)	—	—
Surgery Center Holdings, Inc.	—	—	3.7
Thibaut, Inc. (10)	0.1	4.5	—
Tri Starr Management Services, Inc. (11)	5.5	—	(17.5)
Washington Inventory Service (12)	—	(10.4)	—
YP Equity Investors, LLC (13)	—	1.3	—
Other	(0.1)	0.4	(0.1)
Net realized losses	$(32.4)	$(17.2)	$(38.8)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.3 million reflected as escrow receivable. The escrow receivable has been written down to $6.0 million as of December 31, 2018 to reflect future collectability. During the year ended December 31, 2018, a realized loss on the investment of $7.2 million was offset by a reversal of unrealized prior period depreciation of $2.2 million.

(2)

In October 2016, as part of the restructuring in the business, we exchanged the cost basis of our senior secured loan totaling $19.3 million for a debt-like preferred equity position of $3.4 million and a controlled equity position of an affiliate of the business valued at $9.0 million, with $5.4 million remaining as a senior secured term loan. In connection with the restructuring, we recognized a realized loss in the amount of $1.5 million, which was offset by a corresponding change in unrealized appreciation.

(3)

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

(4)	On September 11, 2017, we sold our senior secured term loan realizing proceeds of $3.2 million.
(5)

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

(6)	Includes the impact of foreign exchange gain.
(7)

On July 1, 2016, as part of the restructuring, we exchanged the cost basis of its senior secured loans totaling $14.7 million for a new senior secured term loan of $7.0 million, a debt-like preferred equity position, valued at $1.1 million, and 10% warrants. As result of the restructuring, the Company recognized a $6.6 million loss on conversion to preferred equity, which was offset by a $5.1 million change in unrealized appreciation. Additionally, the Company made a $1.5 million investment in a first lien senior secured term loan.

(8)

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

(9)	On June 29, 2018, as part of restructuring the business, we agreed to sell our second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity.
(10)

On December 29, 2017, we sold our preferred and common equity investments with a cost basis of $4.7 million for $9.2 million resulting in a realized gain of $4.5 million, which includes an escrow receivable of $0.1 million. During 2018 we’ve recognized additional realized gains related to escrow release above our initial estimates.

(11)

On October 26, 2018, we sold our senior secured term loans and received $5.9 million in proceeds with an additional $0.2 million reflected as escrow receivable. Additionally, we sold our common equity interest and received $7.6 million in proceeds with an additional $1.6 million reflected as escrow receivable. The transactions resulted in a $5.5 million net realized gain, which was offset by a corresponding change in unrealized appreciation. In December 2018, we received $0.6 million of the escrow proceeds, leaving $1.2 million in combined escrow receivable at December 31, 2018.

(12)	On June 8, 2017, as part of restructuring the business, we agreed to sell our second lien term loan to the first lien lenders for $0.6 million.
(13)

In connection with the proceeds received from the exit of our equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, we recorded an income tax provision on realized gains of $0, $0.8 million and $0 for the years ended December 31, 2018, 2017 and 2016.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2018, 2017 and 2016 (in millions):

	Years ended December 31,
	2018	2017	2016
Gross unrealized appreciation on investments	$9.7	$12.3	$17.3
Gross unrealized depreciation on investments	(50.2)	(48.0)	(26.2)
Reversal of prior period net unrealized depreciation upon a realization	26.2	5.5	20.2
Total	$(14.3)	$(30.2)	$11.3

During 2018, the largest reductions in value were in our investments in the Charming Charlie, LLC, an investment restructured in April 2018, OEM Group Inc. and Logan JV, two investments where we hold a controlling equity interest, and LAI International, Inc. The Charming Charlie, LLC term loan was on non-accrual status with an investment score of “5”as of December 31, 2018. These reductions were partially offset by an increase in the value of our investments in Copperweld Bimetallics LLC, where we hold a controlling equity interest. The reversal of prior period net unrealized depreciation is primarily driven by the sale of Specialty Brands Holdings, LLC which resulted in an offsetting realized loss.

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

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2018, 2017 and 2016, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.3) million, $2.1 million and $0.1 million for consolidated subsidiaries, respectively. As of December 31, 2018 and December 31, 2017, $2.0 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $(10.6) million, or $(0.32) per common share based on a weighted average of 32,633,663 common shares for the year ended December 31, 2018, as compared to $(7.9) million, or $(0.24) per common share based on a weighted average of 32,797,233 common shares for the year ended December 31, 2017, as compared to $17.1 million, or $0.51 per common share based on a weighted average of 33,197,100 common shares for the year ended December 31, 2016.

The changes in net assets from operations between the years ended December 31, 2018, 2017 and 2016 are due primarily to the lower interest income as a result of portfolio contraction as well a decrease in realized and unrealized gains and losses in the portfolio and the related tax impact.

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

We may raise additional equity or debt capital through both registered offerings off our shelf registration statement and private offerings of securities, by securitizing a portion of our investments or borrowings from credit facilities. To the extent we determine to raise additional equity through an offering of our common stock at a price below net asset value, existing investors will experience dilution. During our 2018 Annual Stockholder Meeting held on June 7, 2018, our stockholders authorized us, with the approval of our Board of Directors, to sell up to 25% of our outstanding common stock at a price below our then current net asset value per share and to offer and issue debt with warrants or debt convertible into shares of our common stock at an exercise or conversion price that will not be less than the fair market value per share but may be below the then current net asset value per share. This approval will expire on the earlier of June 7, 2019 or the date of the 2019 Annual Stockholder Meeting. There can be no assurance that these capital resources will be available.

In December 2015 and November 2016, we closed a public debt offering selling $35.0 million and $25.0 million, respectively, of Notes due in 2022, or the 2022 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $34.0 million and $24.3 million, respectively. In October 2018 we closed a public debt offering selling $51.6 million of Notes due in 2023 or the 2023 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $50.1 million. The proceeds received from the issuance of the 2023 Notes were primarily used to repay the 2021 Notes. Collectively, the 2022 Notes and 2023 Notes are referred to as the Notes.

We borrowed $177.5 million under our Revolving Facility for the year ended December 31, 2018 and repaid $235.6 million (includes CAD 10.0 million converted at the time of repayment to USD $7.7 million on our Revolving Facility) from proceeds received from prepayments and sales and investment income. We borrowed $103.4 million (includes CAD 29.4 million converted to USD $23.5 million) under our Revolving Facility for the year ended December 31, 2017 and repaid $120.3 million on our Revolving Facility from prepayments and sales and investment income and $75.0 million on our Term Loan Facility from proceeds from our Revolving Facility.

Our operating activities provided cash of $99.6 million, $53.4 million and $101.3 million for the years ended, December 31, 2018, 2017 and 2016, respectively, primarily in connection with the purchase and sales of portfolio investments. For the year ended December 31, 2018, our financing activities included net repayments of $58.1 million on our Revolving Facility, used $35.2 million for distributions to stockholders, $2.6 million to repurchase common stock and $2.1 million for the payment of financing and offering costs. Additionally, we borrowed $51.6 million as part of the issuance of our 2023 Notes and used those proceeds to redeem our outstanding 2021 Notes. For the year ended December 31, 2017, our financing activities included net repayments of $16.9 million on our Revolving Facility and used $35.4 million for distributions to stockholders, $2.5 million to repurchase common stock and $1.4 million for the payment of financing and offering costs. For the year ended December 31, 2016, our financing activities used $75.8 million to repay borrowings on our facilities, primarily from the net proceeds of $25.0 million from the 2022 and 2023 Notes, $42.8 million for distributions to stockholders, $4.0 million to repurchase common stock and $1.1 million for payment of financing and offering costs.

As of December 31, 2018 and 2017, we had cash of $6.9 million and $3.6 million, respectively. We had no cash equivalents as of December 31, 2018 and 2017.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2018 and 2017 (in millions):

	As of
	December 31, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275.0	$107.7	$135.1	4.90%	$275.0	$167.3	$118.0	4.03%
2021 Notes	-	-	42.4	-	50.0	50.0	50.0	6.75%
2022 Notes	60.0	60.0	15.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	12.1	6.13%	-	-	-	-
Total	$386.6	$219.3	$204.6	5.70%	$385.0	$277.3	$228.0	5.11%

(1)

As of December 31, 2018, excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.1 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1.2 million for the 2021 Notes and $1.8 million for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2018, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD 19.4 million on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018. As of December 31, 2017, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD 29.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility.  We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2018. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of December 31, 2018.

As of December 31, 2018, we had United States dollar borrowings of $93.5 million outstanding under the Revolving Facility with a weighted average interest rate of 4.94% and non-United States dollar borrowings denominated in Canadian dollars of CAD 19.4 million ($14.2 million in United States dollars) outstanding under the Revolving Facility with a combined weighted average interest rate of 4.68%. The borrowings denominated in Canadian dollars are translated into United States dollars based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of

Operations. The borrowings denominated in Canadian dollars may be positively or negatively affected by movements in the rate of exchange between the United States dollar and the Canadian dollar. This movement is beyond our control and cannot be predicted.

On December 15, 2017, in conjunction with the Revolving Amendment, the $75.0 million term loan facility, or Term Loan Facility, was refinanced into the Revolving Facility and the Term Loan Facility was terminated. The Term Loan Facility previously had a maturity date of August 2021, an interest rate of LIBOR plus 2.75% (with no LIBOR Floor) and had substantially similar terms to the existing Revolving Facility (as amended by the Revolving Amendment). We had elected the LIBOR rate on our Term Loan, which can have a LIBOR period that is one, two, three or nine months.

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Revolving Amendment revised the cap from $600.0 million to $500.0 million.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR or CDOR, the interest rate benchmarks used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also require a mandatory prepayment of interest and principal upon certain customary triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The facilities have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 2.00:1.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

For the year ended December 31, 2018, we borrowed $177.5 million and repaid $235.6 million under the Revolving Facility (includes CAD 10.0 million converted at the time of repayment to USD $7.7 million on our Revolving Facility). For the year ended December 31, 2017, we borrowed $103.4 million (includes CAD 29.4 million converted to USD $23.5 million) and repaid $120.3 million under the Revolving Facility.

As of December 31, 2018 and 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2018 and 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $6.8 million, $8.6 million and $8.2 million were incurred in connection with the Facilities during the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization of deferred financing costs of $0.6 million, $2.1 million and $1.4 million, respectively, were incurred in connection with the Facilities for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018 and 2017, we had $2.3 million and $2.9 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of December 31, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receive the necessary approval and amend the Revolving Facility and Notes as described below, with lender consent, as described above. We continue to evaluate whether to increase our leverage capacity under this new legislation.

Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”.

On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018. As a result of this redemption, we recognized approximately $0.9 million of one-time costs from the accelerated amortization of deferred financing costs related to the 2021 Notes during 2018. We refer to the 2022 Notes and 2023 Notes collectively as the Notes. The 2021 Notes are included and the 2023 Notes are excluded under the definition for the prior years presented.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings (or 150% of certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2018, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2018, the carrying amount and fair value of our Notes was $111.6 million and $111.0 million, respectively. As of December 31, 2017, the carrying value and fair value of our Notes, which included 2021 Notes and excluded 2023 Notes, was $110.0 million and $112.7 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2018, 2017 and 2016, we amortized approximately $1.6 million, $0.7 million and $0.7 million of deferred financing costs, respectively, which included $0.9 million, $0 and $0 of accelerated amortization related to the redemption of 2021 Notes, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2018 and 2017, we had $3.5 million and $3.0 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2018, 2017 and 2016, we incurred interest expense on the Notes of approximately $7.7 million, $7.4 million and $5.9 million, respectively.

Off-Balance Sheet Arrangements

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

As of December 31, 2018 and 2017, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8.3	$4.5
Home Partners of America, Inc. (2)	5.9	—
NCP Investor, Inc.	1.0	—
Women's Health USA, Inc.	—	—
	15.2	4.5
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.2
Gener8, LLC	1.0	—
HealthDrive Corporation	1.8	0.9
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
The John Gore Organization, Inc.	—	0.8
Loadmaster Derrick & Equipment, Inc.	—	0.1
OEM Group, LLC	2.3	0.9
Rollins Enterprises, LLC	1.7	—
SRS Acquiom Holdings, LLC	0.4	—
Togetherwork Holdings, LLC	—	0.1
Tri Starr Management Services, Inc.	—	0.5
Sciens Building Solutions, LLC	2.5	2.1
SPST Holdings, LLC	0.7	0.8
Whitney, Bradley & Brown, Inc.	—	0.1
Women's Health USA, Inc.	1.5	—
	15.0	9.5
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0
Total unfunded commitments	$31.2	$15.0

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Sold this facility in February 2019.

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

Distributions

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute, for each taxable year, at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax.

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the year ended December 31, 2018. There was $0.0 million and $0.0 million, respectively, of dividends reinvested for the years ended December 31, 2017 and 2016.

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

Distributions in excess of our current and accumulated earnings and profits would generally be treated as a return of capital to the extent of the stockholder’s adjusted tax basis in our shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of our current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distributions will be sent to our U.S. stockholders of record (other than certain exempt recipients). Our board of directors presently intends to declare and pay quarterly distributions. Our ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2018 and 2017 were $0.3 million and $0.9 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2018, the percentage of income estimated as qualified interest income for tax purposes was 81.3%.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.5% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. Please refer to Note 4 -“Related Party Transactions” in our consolidated financial statements.

The following table shows our contractual obligations as of December 31, 2018 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$107.7	—	—	$107.7	—
Notes Payable	$111.6	—	—	$111.6	—

(1)	Excludes $26.6 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2017 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$167.3	—	—	$167.3	—
Notes Payable	$110.0	—	—	$110.0	—

(1)	Excludes $15.0 million in commitments to extend credit to our portfolio companies.

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was extended and modified on March 5, 2019. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2018, 2017 and 2016 (in millions):

	For the years ended December 31,
	2018	2017	2016
Dollar amount repurchased	$2.6	$2.5	$4.0
Shares repurchased	0.4	0.3	0.4
Average price per share (including commission)	$7.18	$9.89	$10.46
Weighted average discount to net asset value	29.07%	15.02%	13.14%

Related Party Transactions

For a description of our related party transactions, refer to Note 4 -“Related Party Transactions” in our consolidated financial statements.

Critical accounting policies

For further description of our critical accounting policies, refer to Note 2 – “Significant Accounting Policies and Recent Accounting Updates” in our consolidated financial statements. We consider our most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax.

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

Revenue Recognition

We record interest income, adjusted for amortization of premium and accretion of discount, on an accrual basis to the extent that we expect to collect such amounts. Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Original issue discount, principally representing the estimated fair value of detachable equity or warrants obtained in conjunction with the acquisition of debt securities, and market discount or premium are capitalized and accreted or amortized into interest income over the life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion/amortization of discounts and premiums and upfront loan origination fees.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated

Statements of Operations. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and a fair value of $18.1 million. As of December 31, 2017, we had loans on non-accrual status with an amortized cost basis of $56.3 million and fair value of $21.0 million.

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

In order to qualify for favorable tax treatment as a RIC, we are required to distribute annually to our stockholders at least 90% of our investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year, (ii) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no U.S. federal income tax. We, at our discretion, may choose not to distribute all of our taxable income for the calendar year and pay a non-deductible 4% excise tax on this undistributed income. If we choose to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that we determine that our estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, we  accrue excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate.

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2018, 2017 and 2016, we incurred U.S. federal excise tax and other tax (benefits) expenses of $0.3 million, $0.4 million and $0.4 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2018, 2017 and 2016 :

	For the years ended December 31,
	2018	2017	2016
Current income tax provision:
Current income tax provision	$—	$—	$(0.3)
Current tax provision on realized gain on investments	—	(0.8)	—
Deferred income tax benefit:
Deferred income tax benefit	—	0.3	0.5
(Provision) benefit for taxes on unrealized gain on investments	(0.3)	2.1	0.1

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2018 and 2017, $2.0 million and $2.3 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2018 and 2017, $2.1 million (net of $4.4 million allowance) and $2.7 million (net of $1.1 million allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Developments

From January 1, 2019 through March 6, 2019, we made new investments totaling $13.8 million and follow-on investments of $12.2 million at a combined weighted average yield based upon cost at the time of the investment of 12.9%.

On January 11, 2019, Alex Toys, LLC. first lien senior secured term loan was sold for total proceeds of $7.6 million.

On February 8, 2019, Home Partners of America, Inc. first lien senior secured term loan was sold for total proceeds of $7.7 million.

On March 5, 2019, our board of directors declared a dividend of $0.21 per share payable on March 29, 2019 to stockholders of record at the close of business on March 20, 2019.

On March 5, 2019, in consultation with our board of directors, we accepted the Advisor’s proposal to extend the waiver of 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019 and waive base management fees in excess of 1.0% per annum commencing April 1, 2019. Previously, incentive fees were waived through June 30, 2019. Furthermore, the board of directors accepted the Advisor’s proposal to present to our stockholders at our annual meeting an amendment to the investment management agreement to permanently reduce the incentive fee based on pre-incentive fee income to 17.5% and reduce our base management fees to 1.0% of the gross assets commencing January 1, 2020.  Waived incentive and base management fees shall not be subject to recoupment.  Refer to Note 4 -“Related Party Transactions” in our consolidated financial statements.

On March 5, 2019, in consultation with our board of directors, we accepted the Advisor’s proposal to move forward with a proposal for stockholder approval for increased leverage up to an amount that reduces our asset coverage ratio of 200% to an asset coverage ratio of 150%. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. However, in connection with the increased leverage, we would also need to amend our Revolving Credit Facility with lender consent.

On March 5, 2019, our board of directors authorized the purchase of up to $15.0 million of our common stock through the renewal of our preexisting stock repurchase program.  Such stock repurchase plan shall be in effect through March 5, 2020 and repurchases shall be at such prices, times and manner as determined by certain officers of the Company. We have provided our stockholders with notice of our ability to repurchase shares of the common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

We expect to enter into a 10b5-1 plan on or before March 15, 2019 to repurchase shares of our common stock in accordance with the stock repurchase plan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2018, 96.5% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.90%. Our Revolving Facility is also subject to floating interest rates.

Based on our December 31, 2018, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$10.4	$3.2	$7.2
Up 200 basis points	$6.9	$2.2	$4.7
Up 100 basis points	$3.5	$1.1	$2.4
Down 300 basis points	$(5.9)	$(2.6)	$(3.3)
Down 200 basis points	$(5.6)	$(2.2)	$(3.4)
Down 100 basis points	$(3.4)	$(1.1)	$(2.3)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 4 “Related Party Transaction” to our consolidated financial statements for the year ended December 31, 2018 for more information on the incentive fee.

Although we believe that this measure is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of the assets on the balance sheet and other business developments, including borrowings under our Revolving Facility, that could affect net increase in net assets resulting from operations, or net income

In the future, we may use other standard hedging instruments such as futures, options and forward contacts subject to the requirements of the 1940 Act. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio of investments.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of THL Credit, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of THL Credit, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in net assets and cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our procedures included confirmation of securities owned as of December 31, 2018 and 2017 by correspondence with the custodian, portfolio company investees and agent banks; when replies were not received, we performed other auditing procedures.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

March 6, 2019

We have served as the Company’s auditor since 2010.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2018	December 31, 2017
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $333,023 and $484,816, respectively)	$313,377	$449,951
Controlled investments (cost of $181,325 and $155,547, respectively)	167,733	158,736
Non-controlled, affiliated investments (cost of $25,292 and $4, respectively)	12,543	4
Cash	6,860	3,617
Escrow receivable	7,306	—
Interest, dividends, and fees receivable	5,480	7,835
Deferred financing costs	2,314	2,890
Deferred tax assets	2,056	2,661
Due from affiliate	377	407
Distributions receivable	207	—
Prepaid expenses and other assets	198	1,583
Total assets	$518,451	$627,684
Liabilities:
Loans payable (Note 7)	$107,657	$167,317
Notes payable ($111,607 and $110,000 face amounts, respectively, reported net of deferred financing costs of $3,541 and $2,985, respectively)	108,067	107,015
Base management fees payable	2,112	2,556
Deferred tax liability	1,972	2,336
Accrued expenses and other payables	1,633	2,829
Accrued incentive fees	677	972
Accrued interest and fees	633	551
Other deferred liabilities	19	79
Total liabilities	222,770	283,655
Commitments and contingencies (Note 8)

Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,318 and 32,674 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	32	33
Paid-in capital in excess of par	431,361	434,197
Distributable earnings	(135,712)	(90,903)
Total net assets attributable to THL Credit, Inc.	295,681	343,327
Net assets attributable to non-controlling interest	—	702
Total net assets	$295,681	$344,029
Total liabilities and net assets	$518,451	$627,684
Net asset value per share attributable to THL Credit, Inc.	$9.15	$10.51

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2018	2017	2016
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$45,412	$53,842	$66,077
Dividend income	33	139	186
Other income	914	2,302	1,867
From non-controlled, affiliated investments:
Interest income	1,689	—	—
Other income	1,044	1,089	1,588
From controlled investments:
Interest income	5,465	7,511	3,645
Dividend income	12,128	13,376	10,972
Other income	257	514	250
Total investment income	66,942	78,773	84,585
Expenses:
Interest and fees on borrowings	14,498	16,007	14,146
Base management fees	9,006	10,389	10,998
Incentive fees	1,696	3,185	4,461
Administrator expenses	2,083	2,869	3,625
Other general and administrative expenses	1,742	1,953	2,171
Amortization of deferred financing costs	2,232	2,748	2,071
Professional fees	1,505	1,858	1,531
Directors' fees	742	693	727
Total expenses before incentive fee waivers	33,504	39,702	39,730
Incentive fee waiver	(1,741)	(811)	—
Total expenses, net of incentive fee waivers	31,763	38,891	39,730
Income tax provision, excise and other taxes	355	168	155
Net investment income	34,824	39,714	44,700
Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(37,784)	(21,866)	(28,211)
Controlled investments	5,424	4,582	(10,914)
Foreign currency transactions	(205)	(69)	—
Net realized loss on investments	(32,565)	(17,353)	(39,125)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	15,220	(16,957)	(8,094)
Non-controlled, affiliated investments	(12,750)	—	—
Controlled investments	(16,077)	(13,253)	19,391
Translation of assets and liabilities in foreign currencies	1,736	(1,346)	—
Net change in unrealized (depreciation) appreciation on investments	(11,871)	(31,556)	11,297
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(703)	(13)	140
Net realized and unrealized loss from investments	(45,139)	(48,922)	(27,688)
Provision for taxes on realized gain on investments	—	(842)	—
(Provision) benefit for taxes on unrealized gain/loss on investments	(284)	2,146	137
(Provision) benefit for taxes on realized and unrealized gain/loss on investments	(284)	1,304	137
Net (decrease) increase in net assets resulting from operations	$(10,599)	$(7,904)	$17,149
Net investment income per common share:
Basic and diluted	$1.07	$1.21	$1.35
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.32)	$(0.24)	$0.51
Weighted average shares of common stock outstanding:
Basic and diluted	32,634	32,797	33,197

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Increase in net assets from operations:
Net investment income	$34,824	$39,714	$44,700
Net realized (loss) on investments	(32,565)	(17,353)	(39,125)
Net change in unrealized (depreciation) appreciation on investments	(11,871)	(31,556)	11,297
Provision for taxes on realized gain on investments	—	(842)	—
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	(703)	(13)	140
(Provision) benefit for taxes on unrealized (loss) gain on investments	(284)	2,146	137
Net (decrease) increase in net assets resulting from operations	(10,599)	(7,904)	17,149
Distributions to stockholders:
Distributions to stockholders from net investment income	(35,191)	(35,397)	(42,770)
Total distributions to stockholders	(35,191)	(35,397)	(42,770)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	—	3	3
Repurchase of common stock	(2,558)	(2,493)	(4,037)
Net decrease in net assets from capital share transactions	(2,558)	(2,490)	(4,034)
Total decrease in net assets, before non-controlling interest	(48,348)	(45,791)	(29,655)
Increase in non-controlling interest	—	—	576
Total decrease in net assets	(48,348)	(45,791)	(29,079)
Net assets at beginning of period	344,029	389,820	418,899
Net assets at end of period	$295,681	$344,029	$389,820
Common shares outstanding at end of period	32,318	32,674	32,925
Capital share activity:
Shares repurchased	356	252	386

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net increase in net assets resulting from operations	$(10,599)	$(7,904)	$17,149
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	12,574	31,570	(11,437)
Net realized loss on investments	30,125	18,337	39,073
Net realized gain (loss) on foreign exchange currency transactions	163	(5)	—
Increase in investments due to interest paid-in-kind	(2,547)	(2,502)	(2,084)
Amortization of deferred financing costs	2,232	2,748	2,071
Accretion of discounts on investments and other fees	(3,457)	(4,620)	(4,321)
Changes in operating assets and liabilities:
Purchases of investments	(122,558)	(112,881)	(133,328)
Proceeds from sale and paydown of investments	189,508	132,043	197,454
Decrease (increase) in interest, dividends and fees receivable	2,355	1,206	(1,981)
Decrease in deferred offering costs	148	—	—
Decrease in due from affiliates	30	183	96
Decrease (increase) in prepaid expenses and other assets	3,162	(125)	(12)
Decrease (increase) in deferred tax asset	605	(219)	(1,324)
(Decrease) increase in accrued expenses and other payables	(1,082)	923	36
Increase (decrease) in accrued credit facility fees and interest	82	(410)	476
(Decrease) increase in deferred tax liability	(364)	(2,182)	637
Decrease in base management fees payable	(444)	(52)	(336)
(Decrease) increase in other deferred liabilities	(60)	(422)	91
Decrease in accrued incentive fees payable, net	(295)	(2,271)	(1,000)
Net cash provided by operating activities	99,578	53,417	101,260
Cash flows from financing activities:
Repurchase of common stock	(2,558)	(2,493)	(4,037)
Borrowings under credit facility	177,500	103,360	140,249
Repayments under credit facility	(235,588)	(120,250)	(216,039)
Issuance of notes	51,607	—	25,000
Repayment of notes	(50,000)	—	—
Issuance of shares of common stock from dividend reinvestment	—	3	3
Distributions paid to stockholders	(35,191)	(35,397)	(42,770)
Financing costs paid	(2,105)	(1,399)	(1,140)
Net cash used in financing activities	(96,335)	(56,176)	(98,734)
Net increase (decrease) in cash	3,243	(2,759)	2,526
Cash, beginning of period	3,617	6,376	3,850
Cash, end of period	$6,860	$3,617	$6,376
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$13,615	$14,864	$12,656
Income taxes paid	$58	$24	$3
PIK income earned	$2,493	$2,166	$2,253

Non-cash Operating Activities:

For the for the years ended December 31, 2018, 2017 and 2016, 0 shares, 0.3 shares, and 0.3 shares of common stock were issued in connection with dividend reinvestments of $0, $3 and $3 respectively.

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—105.99% of net asset value
First lien senior secured debt
—93.34% of net asset value
Canada
—4.93% of net asset value
Fairstone Financial Inc. (7)(22)	Financial services	9.2% (CDOR + 7.0%)	3/31/2017	3/31/2023	$14,643	$15,001	$14,570
				Subtotal Canada	$14,643	$15,001	$14,570
Midwest
—7.77% of net asset value
1-800 Hansons, LLC (27)	Consumer products and services	9.3% (LIBOR + 6.5%)	10/19/2017	10/19/2022	$3,892	$3,837	$3,600
1-800 Hansons, LLC (9) (27)	Consumer products and services	9.3% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	205	194
Home Partners of America, Inc. (15)	Financial services	8.8% (LIBOR + 6.3%)	10/13/2016	10/13/2022	7,810	7,712	7,888
Home Partners of America, Inc. (15) (9)	Financial services	8.8% (LIBOR + 6.3%)	10/13/2016	10/13/2022	—	—	—
Matilda Jane Holdings, Inc.	Consumer products and services	11.0% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,235	11,294
				Subtotal midwest	$23,319	$22,989	$22,976
Northeast
—16.99% of net asset value
Alex Toys, LLC	Consumer products and services	12.8% (LIBOR + 10.0%)	6/30/2014	8/15/2019	$9,186	$9,159	$7,716
Anexinet Corp.	IT services	9.0% (LIBOR + 6.5%)	7/28/2017	7/28/2022	16,521	16,283	15,861
HealthDrive Corporation	Healthcare	8.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	10,000	9,901	9,900
HealthDrive Corporation (9) (10)	Healthcare	8.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	—	(18)	—
smarTours, LLC	Consumer products and services	9.6% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,876	5,785	5,876
smarTours, LLC (9)(10)	Consumer products and services	9.6% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(12)	—
Urology Management Associates, LLC	Healthcare	7.5% (LIBOR+ 5.0%)	8/31/2018	8/31/2024	5,072	4,988	4,983
Women's Health USA, Inc.	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	5,941	5,939	5,911
Women's Health USA, Inc.(9) (10)	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	(18)	—
Women's Health USA, Inc.	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	—	—
				Subtotal northeast	$52,596	$52,007	$50,247
Southeast
—8.74% of net asset value
Virtus Pharmaceuticals, LLC	Healthcare	12.0% (8)	7/17/2014	7/17/2019	$24,013	$23,937	$23,352
Whitney, Bradley & Brown, Inc.	Business services	11.5% (LIBOR + 9.0%)	10/18/2017	10/18/2022	2,459	2,422	2,484

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal southeast	$26,472	$26,359	$25,836
Southwest
—35.21% of net asset value
Allied Wireline Services, LLC	Energy / utilities	12.0% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$9,902	$9,903	$9,902
Hart InterCivic, Inc.	IT services	13.3% (LIBOR + 10.5%)	3/31/2016	3/31/2019	24,717	24,676	24,964
Holland Intermediate Acquisition Corp.	Energy / utilities	11.8% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	19,191
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.8% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.7% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,506	23,404
LAI International, Inc.	Industrials and manufacturing	11.6% (8)	10/22/2014	10/22/2019	21,666	21,581	16,249
LAI International, Inc. (9)	Industrials and manufacturing	9.7% (LIBOR+ 7.2%) (8)	10/22/2014	10/22/2019	4,445	4,445	3,334
LAI International, Inc. (9)	Industrials and manufacturing	12.3% (8)	4/24/2017	10/22/2019	3,956	3,931	2,967
LAI International, Inc.	Industrials and manufacturing	19.7% (LIBOR+ 17.2%) (9.7% Cash + 10.0% PIK) (8)	10/12/2018	10/22/2019	4,090	4,090	4,090
				Subtotal southwest	$114,735	$114,455	$104,101
West
—19.70% of net asset value
Evergreen Services Group, LLC	IT services	8.7% (LIBOR + 6.0%)	11/13/2018	6/6/2023	$9,500	$9,408	$9,405
Gener8, LLC	Business services	8.0% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,985	5,902	5,925
Gener8, LLC (9)	Business services	8.0% (LIBOR + 5.5%)	8/14/2018	8/14/2023	550	529	550
It's Just Lunch International LLC	Media, entertainment and leisure	11.0% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,442	5,500
MeriCal, LLC	Consumer products and services	8.6% (LIBOR+ 5.8%)	11/16/2018	11/16/2021	7,566	7,566	7,566
NCP Investor Inc	Healthcare	7.9% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,233	7,129	7,125
NCP Investor Inc (9) (10)	Healthcare	7.9% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(14)	—
Rollins Enterprises LLC	Consumer products and services	8.0% (LIBOR + 5.5%)	10/2/2018	10/2/2023	7,976	7,844	7,837
Rollins Enterprises LLC (9) (10)	Consumer products and services	8.0% (LIBOR + 5.5%)	10/2/2018	10/2/2023	—	(28)	—
Sciens Building Solutions, LLC	Business services	8.6% (LIBOR + 5.8%)	2/2/2017	2/2/2022	9,440	9,318	9,392
Sciens Building Solutions, LLC (9) (10)	Business services	8.6% (LIBOR + 5.8%)	2/2/2017	2/2/2022	—	(33)	—
SRS Acquiom Holdings LLC	Financial services	8.4% (LIBOR + 6.0%)	11/8/2018	11/8/2024	5,000	4,951	4,950

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries
Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
SRS Acquiom Holdings LLC (10)(28)	Financial services	8.4% (LIBOR + 6.0%)	11/8/2018	11/8/2023	—	(4)	—
				Subtotal west	$58,750	$58,010	$58,250

			Subtotal first lien senior secured debt		$290,515	$288,821	$275,980

Second lien debt
—6.72% of net asset value
Northeast
—4.04% of net asset value
Merchants Capital Access, LLC (15)	Financial services	13.3% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,906	$11,940
				Subtotal northeast	$12,000	$11,906	$11,940
Southeast
—2.68% of net asset value
MB Medical Operations LLC	Healthcare	11.5% (LIBOR + 9.0%)	12/7/2016	6/7/2022	$9,023	$8,910	$7,940
				Subtotal southeast	$9,023	$8,910	$7,940

			Subtotal second lien debt		$21,023	$20,816	$19,880

Subordinated debt
—2.22% of net asset value
Southeast
—2.22% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	6/30/2019	$9,365	$9,365	$6,556
			Subtotal southeast		$9,365	$9,365	$6,556

			Subtotal subordinated debt		$9,365	$9,365	$6,556

Equity investments
—2.32% of net asset value
Midwest
—0.18% of net asset value
Matilda Jane Holdings, Inc. (13)(18)	Consumer products and services		4/28/2017		488,896	$489	$343
New Host Holdings, LLC (19)(29)	IT services		12/27/2013		20,000	200	-
New Host Holdings, LLC (18)(29)	IT services		12/27/2013	12/13/2020	1,800	1,800	196

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
			Subtotal midwest			$2,489	$539
Northeast
—1.42% of net asset value
Alex Toys, LLC (12)(13)(14)(19)	Consumer products and services		5/22/2015		153.85	$1,000	$—
Alex Toys, LLC (12)(13)(14) (18)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		57.63	—	—
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		1,232.27	—	—
SPST Holdings, LLC (12)(14)(19)	Consumer products and services		10/31/2017		2,158.27	216	228
Urology Management Associates, LLC (19)	Healthcare		8/31/2018		769.23	769	842
Wheels Up Partners, LLC (12)(14)(19)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$3,873	$4,194
Southeast
—0.06% of net asset value
Virtus Pharmaceuticals, LLC (12)(14)(19)	Healthcare		3/31/2015		8,275.48	$127	$-
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		231.82	244	181
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		589.76	590	—
			Subtotal southeast			$961	$181
Southwest
—0.39% of net asset value
Allied Wireline Services, LLC (12)(14)(19)	Energy / utilities		2/28/2014		618,867.92	$619	$716
Dimont & Associates, Inc. (19)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (19)	Consumer products and services		4/30/2014		1,902.04	1,716	449
			Subtotal southwest			$2,464	$1,165
West
—0.27% of net asset value
MeriCal, LLC (12) (13) (18)	Consumer products and services		9/30/2016		520.77	$505	$594
MeriCal, LLC (12) (13) (19)	Consumer products and services		9/30/2016		5,334.10	10	—
Sciens Building Solutions, LLC (12) (18)	Business services		7/12/2017		170.39	170	197
			Subtotal west			685	$791

				Subtotal equity		10,472	6,870

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Warrants
—0.20% of net asset value
Southwest
—0.20% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities		2/28/2014		501,159.24	$175	$580
				Subtotal southwest		$175	$580

				Subtotal warrants		$175	$580

Investments in funds
—1.19% of net asset value
Midwest
—1.02% of net asset value
Freeport Financial SBIC Fund LP (15)(23)	Financial services		6/14/2013			$2,957	$3,009
				Subtotal midwest		$2,957	$3,009
West
—0.17% of net asset value
Gryphon Partners 3.5, L.P. (15)(23)	Financial services		11/20/2012			$417	$502
				Subtotal west		$417	$502

			Subtotal investments in funds			$3,374	$3,511

Total non-controlled/non-affiliated investments
—105.99% of net asset value						$333,023	$313,377

Controlled investments
—56.72% of net asset value

First lien senior secured debt
—13.96% of net asset value
Southeast
—2.24% of net asset value
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	11.9% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$8,315	$7,307	$1,663

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	13.7% (LIBOR+ 12.0% PIK)	7/1/2016	12/31/2020	1,885	1,053	—
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.7% (LIBOR + 10.3%)	1/17/2017	12/31/2020	5,000	5,000	5,000
				Subtotal southeast	$15,200	$13,360	$6,663
Southwest
—11.72% of net asset value

OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$19,091	$19,091	$19,091
OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,115	9,113	9,115
OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	6/26/2018	6/30/2022	6,424	6,271	6,424
				Subtotal southwest	$34,630	$34,475	$34,630

			Subtotal first lien senior secured debt		$49,830	$47,835	$41,293

Second lien debt
—1.83% of net asset value
Southeast
—1.83% of net asset value
Copperweld Bimetallics LLC (16)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—12.24% of net asset value
Southeast
—6.51% of net asset value
Copperweld Bimetallics LLC (16)(18)(24)	Industrials and manufacturing		10/5/2016		676.93	$3,501	$4,038

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Copperweld Bimetallics LLC (16)(19)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	15,244
Loadmaster Derrick & Equipment, Inc. (16)(18)	Energy / utilities		7/1/2016		12,130.510	1,114	—
Loadmaster Derrick & Equipment, Inc. (16)(19)	Energy / utilities		12/21/2016		2,955.600	—	—
				Subtotal southeast		$13,565	$19,282
Southwest
—0.57% of net asset value
OEM Group, LLC (12)(13)(16)(21)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$1,674
				Subtotal southwest		$8,890	$1,674
West
—5.16% of net asset value
C&K Market, Inc. (16)(19)	Retail & grocery		11/3/2010		1,992,365	$2,271	$5,282
C&K Market, Inc. (16)(18)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal West		$13,227	$15,244

				Subtotal equity		$35,682	$36,200
Investments in funds
—28.69% of net asset value
Northeast
—28.69% of net asset value
THL Credit Logan JV LLC (12)(15)(16)(17)(19)(23)	Investment funds and vehicles		12/3/2014		—	$92,393	$84,825
				Subtotal northeast		92,393	84,825

			Subtotal investments in funds			$92,393	$84,825
Total controlled investments
—56.72% of net asset value						$181,325	$167,733

Non-controlled/affiliated investments
—4.24% of net asset value

First lien senior secured debt
—4.08% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Southwest
Charming Charlie LLC (20) (25)	Retail & grocery	12.5% (LIBOR + 10%) (7.5% Cash + 5.0% PIK)	4/24/2018	4/24/2023	$11,469	$11,063	$5,850
Charming Charlie LLC (20) (25)	Retail & grocery	12.5% (LIBOR + 10%) (3.5% Cash + 9.0% PIK)	4/24/2018	4/24/2023	14,040	13,555	5,554
Charming Charlie LLC (25)(26)	Retail & grocery		4/24/2018	5/15/2019	—	—	—
Charming Charlie LLC (26)	Retail & grocery	20.0%	9/27/2018	5/15/2019	671	671	671

				Subtotal southwest	$26,180	$25,289	$12,075

				Subtotal first lien senior secured debt		$25,289	$12,075
Equity investments
—0.16% of net asset value
Southwest
Charming Charlie LLC (19)	Retail & grocery		4/24/2018		128,307,716	$—	$464
				Subtotal southwest		$—	$464

				Subtotal equity		$—	$464
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(15)(19)(23)	Investment funds and vehicles		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (12)(15)(19)(23)	Investment funds and vehicles		3/1/2013			2	3
				Subtotal northeast		$3	$4

			Subtotal investments in funds			$3	$4

Total non-controlled/affiliated investments
—4.24% of net asset value						$25,292	$12,543

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Total investments—166.95% of net asset value						$539,640	$493,653

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
(3)

As of December 31, 2018, 24.2% and 24.9% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of December 31, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.52%, 2.62%, 2.80% and 2.87%, respectively. As of December 31, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 2.30%, 2.30%, 2.31% and 2.34%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to quantitative information about Level 3 fair value measurements table in the Note 3 of the Consolidated Financial Statements for further detail.

(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(15)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(16)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the year ended December 31, 2018 in which the issuer was a portfolio company that the Company is deemed to control.

(17)

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

December 31, 2018

(dollar amounts in thousands)

consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(18)	Preferred stock.
(19)	Common stock and member interest.
(20)	Loan was on non-accrual as of December 31, 2018.
(21)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2018.
(22)	Canadian denominated investment with a par and fair market value of CAD $20,000 and CAD $19,900, respectively.
(23)	Investment is measured at fair value using net asset value.
(24)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
(25)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP (as defined in Note 2), the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility (see tickmark 26 for further description), which was subsequently reduced to $8,275 with $671 funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

(26)

In conjunction with the emergence from bankruptcy on April 24, 2018, a $20,000 vendor financing facility was established and will backstop the payment of vendor purchase order invoices not paid by the company but submitted under the program by participating vendors. Charming Charlie LLC pays a 2.5% fee on unfunded commitments, a percentage fee on each applicable purchase order and, if drawn, an interest rate on any invoices paid by the facility. All terms, including but not limited to interest rate, vendor credit terms and applicable percentage fees, are negotiated on a vendor-by-vendor basis. As of December 31, 2018, the Company had a commitment of $8,275 with no funded commitments or unpaid invoices submitted under the vendor financing facility. During the year ended December 31, 2018, the Company converted $671 of unfunded vendor financing commitments into a first lien term loan which was subsequently funded.

(27)	Investment formerly known as Hansons Window & Construction, Inc. The name change was effective January 1, 2018.
(28)	Issuer pays 0.38% unfunded commitment fee on revolving loan facility.
(29)	Investment formerly known as Hostway Corporation.

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

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2017

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Total non-controlled/non-affiliated investments
—130.55% of net asset value						$484,816	$449,951

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

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2018

(in thousands, except per share data)

1. Organization

THL Credit, Inc., or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

The Company has established wholly owned subsidiaries, THL Credit Holdings Inc., and THL Credit OEMG Investor Inc., to hold its equity interest in OEM Group, LLC, where it holds a majority interest. These subsidiaries are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in THL Credit OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure under the heading THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of December 31, 2018 and 2017.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing of the Revolving Facility (as defined in Note 7 hereto) and public debt offering of Notes (as defined in Note 7 hereto) including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Revolving Facility and Notes, respectively.

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

Deferred Offering Costs

Deferred offering costs consist of fees and expenses incurred in connection with the offer and sale of the Company’s common stock and public debt offering of Notes, including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These amounts are capitalized when incurred and recognized as a reduction of offering proceeds when the offering becomes effective or expensed upon expiration of the registration statement.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company’s board of directors undertakes a multi- step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the investment committee of THL Credit Advisors LLC, or the Advisor;
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

Escrow Receivable

Escrow receivables are categorized within Level 3 of the fair value hierarchy where the net realizable value of the escrow receivables approximates fair value. The fair value is determined using probability weighted scenario analysis.

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

Dividend income on preferred equity investments is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies and on the ex-dividend date for publicly traded portfolio companies. Distributions received from a limited liability company or limited partnership investment are evaluated to determine if the distribution should be recorded as dividend income or a return of capital.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2018, the Company had loans on non-accrual status with an amortized cost basis of $37,978 and fair value of $18,067. As of December 31, 2017, the Company had loans on non-accrual status with an amortized cost basis of $56,342 and fair value of $20,955.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Accumulated PIK balance, beginning of period	$3,922	$3,086	$9,302
PIK income capitalized/receivable	2,493	2,166	2,253
PIK received in cash from repayments	(1,629)	(32)	(1,799)
PIK reduced through restructurings/sales	-	(44)	(6,670)
PIK deemed uncollectible	(907)	(1,254)	-
Accumulated PIK balance, end of period	$3,879	$3,922	$3,086

Interest income from the Company’s tax receivable agreements (“TRAs”) is recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized are recorded as a reduction to the cost basis of the investment. The Company monitors the anticipated cash flows from its TRAs and will adjust its effective yield periodically as needed. In December 2018, the Company sold all of its TRA investments.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2018, 2017 and 2016.

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

In order to qualify for favorable tax treatment as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income, as defined by the Code. To avoid a 4% U.S. federal excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no U.S. federal income tax. The Company, at its discretion, may choose not to distribute all of its taxable income for the calendar year and pay a non-deductible 4% excise tax on this undistributed income. If the Company chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to stockholders. To the extent that the Company determines that its estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company accrues excise taxes on estimated excess taxable income as taxable income is earned using an annual effective excise tax rate.

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 11, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2018, 2017 and 2016, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $320, $441 and $419, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2018, 2017 and 2016 :

	For the years ended December 31,
	2018	2017	2016
Current income tax provision:
Current income tax (provision) benefit	$(74)	$1	$(285)
Current tax provision on realized gain on investments	—	(842)	—
Deferred income tax benefit:
Deferred income tax benefit	39	272	549
(Provision) benefit for taxes on unrealized gain on investments	(284)	2,146	137

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2018 and 2017, $5 and $42, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018 and 2017, $1,972 and $2,336, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in its corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2018 and 2017, $2,056 (net of $4,396 allowance) and $2,661 (net of $1,149 allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2015 remain subject to examination by taxing authorities.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall”, which makes limited amendments to the guidance in U.S. GAAP on the classification and measurement of financial instruments. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods therein. Early adoption of all other amendments is not permitted. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230)”, which seeks to reduce diversity in how certain cash payments are presented in the Statement of Cash Flows. Under ASU 2016-15, an entity will need to conform to the presentation as prescribed for eight specific cash flow issues. ASU 2016-15 was effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted this standard effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

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

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$329,348	$—	$—	$329,348
Second lien debt	25,295	—	—	25,295
Subordinated debt	6,556	—	—	6,556
Equity investments	43,534	—	—	43,534
Warrants	580	—	—	580
Investment in Logan JV (1)	84,825	—	—	—
Investments in funds (1)	3,515	—	—	—
Total investments	$493,653	$—	$—	$405,313

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2017:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$407,097	$—	$—	$407,097
Second lien debt	32,765	—	—	32,765
Subordinated debt	19,105	—	—	19,105
Equity investments	69,174	—	—	69,174
Warrants	75	—	—	75
Investment in Logan JV (1)	65,410	—	—	—
Investment in payment rights	11,259	—	—	11,259
Investments in funds (1)	3,806	—	—	—
Total investments	$608,691	$—	$—	$539,475
(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of December 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104,643	$94,197	19.09%	31.86%
Investment funds and vehicles	92,396	84,829	17.18%	28.69%
Consumer products and services	74,921	69,101	14.00%	23.37%
Healthcare	62,484	60,234	12.20%	20.37%
IT services	52,367	50,426	10.21%	17.05%
Energy / utilities	46,494	37,052	7.51%	12.53%
Financial services	43,069	42,859	8.68%	14.49%
Retail & grocery	38,516	27,783	5.63%	9.40%
Business services	18,308	18,548	3.76%	6.27%
Media, entertainment and leisure	5,442	5,500	1.11%	1.86%
Transportation	1,000	3,124	0.63%	1.06%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the industry classification in which the Company invests as of December 31, 2017:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Consumer products and services	$121,937	$117,149	19.25%	34.05%
Industrials and manufacturing	92,506	93,272	15.32%	27.11%
Financial services	75,111	77,663	12.76%	22.57%
Investment funds and vehicles	67,000	65,410	10.75%	19.01%
IT services	57,401	56,159	9.23%	16.32%
Healthcare	46,011	45,711	7.51%	13.29%
Business services	38,601	42,266	6.94%	12.29%
Energy / utilities	46,138	38,417	6.31%	11.17%
Retail & grocery	41,629	37,615	6.18%	10.93%
Media, entertainment and leisure	31,380	30,362	4.99%	8.83%
Transportation	1,000	3,124	0.51%	0.91%
Restaurants	21,653	1,543	0.25%	0.45%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$185,747	$154,689	31.34%	52.31%
Northeast	160,182	$151,210	30.63%	51.14%
West	72,340	$74,788	15.15%	25.29%
Southeast	77,935	$71,874	14.56%	24.31%
Midwest	28,435	$26,522	5.37%	8.97%
Canada	15,001	$14,570	2.95%	4.93%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2017:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$244,792	$221,948	36.48%	64.53%
Southwest	189,459	180,283	29.62%	52.40%
Southeast	72,451	67,579	11.10%	19.64%
Northwest	39,359	43,977	7.22%	12.78%
Midwest	44,882	43,117	7.08%	12.53%
West	27,323	27,963	4.59%	8.13%
Canada	22,101	23,824	3.91%	6.92%
Total Investments	$640,367	$608,691	100.00%	176.93%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$216,662	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		(12%)
	98,307	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	7.0	x	(6.4	x)
	6,663	Market comparable companies (market approach)	Revenue Multiple	0.5	x	-	0.6	x	(0.6	x)
Second lien debt	19,880	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%		-	17%		(16%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Subordinated debt	6,556	Market comparable companies (market approach)	EBITDA Multiple	0.4	x	-	0.6	x	(0.5	x)
Equity investments	40,410	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.1	x	(4.8	x)
	3,124	Market comparable companies (market approach)	Revenue Multiple	2.8	x	-	3.8	x	(3.3	x)
Warrants	580	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.8	x	(5.3	x)

Total Level 3 Investments	$397,597

(1)	Weighted average based upon the fair value of the investments in each investment category.
(2)

Fair value of Alex Toys, LLC term loan was excluded from the first lien senior secured totals as the investment was valued based on a recent sale transaction which is highlighted in Note – 13 Subsequent Events.

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

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights is the weighted average cost of capital, or WACC. Significant increases (decreases) in the WACC in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreements or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach.

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

The following table rolls forward the changes in fair value during the year ended December 31, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	92,818	—	—	769	—	403	93,990
Sales and repayments	(143,608)	(6,224)	(12,302)	(24,740)	—	(11,491)	(198,365)
Unrealized appreciation (depreciation)(1)	(20,739)	19,687	433	(7,427)	505	(911)	(8,452)
Realized loss	(11,333)	(21,013)	(1,210)	5,476	—	740	(27,340)
Net amortization of premiums, discounts and fees	3,236	80	71	71	—	—	3,458
PIK	1,877	—	459	211	—	—	2,547
Ending balance, December 31, 2018	$329,348	$25,295	$6,556	$43,534	$580	$—	$405,313
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(28,559)	$(871)	$(583)	$(5,148)	$505	$—	$(34,656)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the year ended December 31, 2017 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	CLO residual interests	Totals
Beginning balance, January 1, 2017	$370,863	$95,284	$28,092	$86,163	$4,151	$13,289	$7,225	$605,067
Purchases	101,383	—	1,651	2,075	—	—	—	105,109
Sales and repayments	(84,593)	(21,434)	—	(17,846)	—	(631)	(7,225)	(131,729)
Unrealized appreciation (depreciation)(1)	(2,997)	(9,892)	(2,649)	(12,348)	75	(1,399)	1,457	(27,753)
Realized (loss) gain	(12,018)	(11,329)	—	6,465	—	—	(1,457)	(18,339)
Net amortization of premiums, discounts and fees	4,383	119	76	40	—	—	—	4,618
PIK	1,007	386	635	474	—	—	—	2,502
Transfers between categories (2)	29,069	(20,369)	(8,700)	4,151	(4,151)	—	—	—
Ending balance, December 31, 2017	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$—	$539,475
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(4,872)	$(19,033)	$(2,648)	$(5,333)	$75	$(1,399)	$—	$(33,209)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.
(2)

Represents transfer of Gold, Inc. from subordinated debt to second lien debt, transfer of YP Equity Investors, LLC from warrants to equity investments, and transfer of Alex Toys, LLC from second lien debt to first lien debt.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, and that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and THL Credit Logan JV, LLC as of December 31, 2018 and for the year ended December 31, 2018 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc., as of December 31, 2017 and for the year ended December 31, 2017 and C&K Market, Inc., Copperweld Bimetallic, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Thibaut, Inc., THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc., for the year ended December 31, 2016. The below table summarizes the above mentioned financial data, with the exception of Copperweld Bimetallics, LLC and OEM Group, LLC as of December 31, 2018 and for the year ended December 31, 2018, which is presented in a separate tabular disclosure further below.

	As of December 31,			For the years ended December 31,
Balance Sheet	2018	2017	Income Statement	2018	2017	2016
Current Assets	$125,193	$119,790	Net Sales	$535,634	$594,343	$665,657
Noncurrent assets	461,061	398,150	Gross Profit	238,997	144,614	159,405
Current liabilities	110,504	107,720	Net (loss) income	(6,275)	(16,766)	7,140
Noncurrent liabilities	634,615	326,641

The below table summarizes financial information for Copperweld Bimetallics, LLC as of December 31, 2018 and for the year ended December 31, 2018.

Balance Sheet	As of December 31, 2018	Income Statement	For the year ended December 31, 2018
Current Assets	$21,956	Net Sales	$91,169
Noncurrent assets	25,724	Gross Profit	13,865
Current liabilities	10,560	Net loss	499
Noncurrent liabilities	8,000

The below table summarizes financial information for OEM Group, LLC as of December 31, 2018 and for the year ended December 31, 2018.

Balance Sheet	As of December 31, 2018	Income Statement	For the year ended December 31, 2018
Current Assets	$15,802	Net Sales	$36,588
Noncurrent assets	23,623	Gross Profit	10,893
Current liabilities	25,980	Net loss	(11,458)
Noncurrent liabilities	23,681

In addition, the Company’s investment in THL Credit Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016. Accordingly, the financial statements for THL Credit Logan JV LLC have been attached as an exhibit to this Form 10-K.

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

As of December 31, 2018 and 2017, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$92,600	$107,400
Perspecta Trident LLC	50,000	23,150	26,850
Total Investments	$250,000	$115,750	$134,250

	As of December 31, 2017
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$67,000	$133,000
Perspecta Trident LLC	50,000	16,750	33,250
Total Investments	$250,000	$83,750	$166,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2018 and December 31, 2017, the Logan JV Credit Facility had $275,000 and $175,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.50%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of December 31, 2018 and 2017, Logan JV had $241,679 and $169,632 outstanding borrowings under the credit facility, respectively. As of December 31, 2018, the Logan JV Credit Facility bears interest at three month LIBOR (with no LIBOR floor) plus 2.20%. As of December 31, 2018, the effective interest rate on the Logan JV Credit Facility was 4.72% per annum.

As of December 31, 2018 and 2017, Logan JV had total investments at fair value of $329,771 and $250,400, respectively. As of December 31, 2018 and December 31, 2017, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 130 and 110 different borrowers, respectively. As of December 31, 2018 and 2017, there were no loans on non-accrual status. As of December 31, 2018 and 2017, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,263 and $1,426, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2018 and December 31, 2017:

	As of December 31, 2018	As of December 31, 2017
First lien secured debt, at par	$327,574	$233,904
Second lien debt, at par	16,962	22,847
Total debt investments, at par	$344,536	$256,751
Weighted average yield on first lien secured loans (1)	7.2%	5.9%
Weighted average yield on second lien loans (1)	10.4%	8.7%
Weighted average yield on all loans (1)	7.4%	6.1%
Number of borrowers in Logan JV	130	110
Largest loan to a single borrower (2)	$5,101	$5,000
Total of five largest loans to borrowers (2)	$25,001	$24,397

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2018 and December 31, 2017, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For years ended, December 31, 2018, 2017 and 2016, our share of income from distributions declared related to our Logan JV LLC equity interest was $9,799, $9,254 and $7,440, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2018 and December 31, 2017, $2,481 and $2,640 respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, $207 of return of capital associated with distributions declared was included in the Distribution receivable on the Consolidated Statements of Assets and Liabilities. The distributions declared and earned for the year ended December 31, 2018 represented a dividend yield to the Company of 12.0% based upon average capital invested for the year. Distributions declared and earned for the year ended December 31, 2017 represented a dividend yield to the Company of 14.2% based upon average capital invested for the year. Distributions declared and earned for the three months ended December 31, 2016 represented a dividend yield to the Company of 14.1% based upon average capital invested for the year.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Logan JV Loan Portfolio as of December 31, 2018—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, of which $353,371 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of December 31, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $125,217, which was unfunded as of December 31, 2018. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $564,516, which was unfunded as of December 31, 2018. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, of which $338,056 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of December 31, 2018. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.
(12)

Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/ revolver facility. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.

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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016:

Selected Balance Sheet Information:

	As of December 31, 2018	As of December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $337,104 and $252,710, respectively)	$329,771	$250,400
Cash	26,868	10,637
Other assets	2,194	9,605
Total assets	$358,833	$270,642
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$239,356	$168,110
Payable for investments purchased	7,342	15,616
Distribution payable	3,360	3,300
Other liabilities	2,744	1,854
Total liabilities	$252,802	$188,880
Members' capital	$106,031	$81,762
Total liabilities and members' capital	$358,833	$270,642

Selected Statement of Operations Information:

	For the year ended December 31, 2018	For the year ended December 31, 2017	For the year ended December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$22,627	$16,996	$14,184
Fee income	183	417	254
Total revenues	22,810	17,413	14,438
Credit facility expenses (1)	10,510	6,330	4,929
Other fees and expenses	426	364	464
Total expenses	10,936	6,694	5,393
Net investment income	11,874	10,719	9,045
Net realized (loss) gain	(2,132)	1,133	306
Net change in unrealized (depreciation) on investments	(5,023)	(3,135)	6,642
Net increase in members' capital from operations	$4,719	$8,717	$15,993

(1)

As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum. As of December 31, 2016, Logan JV had $129,257 of outstanding debt under the credit facility with an effective interest rate of 3.42% per annum.

Investment in Tax Receivable Agreement Payment Rights

In June 2012, the Company invested in a TRA that entitles it to certain payment rights from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to the Company and entitles the Company to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, which includes projected future earnings, the liquidity of the underlying payment right, risk of tax law changes, the effective tax rate and any other factors which might impact the value of the payment right.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the years ended December 31, 2018, 2017 and 2016, the Company recognized interest income totaling $1,438, $2,027 and $2,037, respectively, related to the TRA.

In December 2018, the Company sold its TRA investment in Duff & Phelps Corporation, which resulted in proceeds of $9,775, including a $785 realized gain.

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

4. Related Party Transactions

Investment Management Agreement

On March 5, 2019, the Company’s investment management agreement was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred base management fees of $9,006, $10,389 and $10,998, respectively. As of December 31, 2018 and 2017, $2,112 and $2,556, respectively, was payable to the Advisor.

Commencing April 1, 2019 and January 1, 2020, the Company implemented certain changes to the terms of the base management fee calculation. For further detail, refer to Note 13, Subsequent Events.

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

Subsequently, the Company accepted the Advisor’s proposals to waive 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees shall not be subject to recoupment. Additionally, the Company accepted the Advisor’s proposal to reduce the incentive fee based on pre-incentive income to 17.5%. For further detail, refer to Note 13, Subsequent Events.

Commencing, January 1, 2018, the Company accepted the Advisor’s proposal to calculate the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waive such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to the Advisor based on the formula in place prior to January 1, 2018 effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See the section Incentive Fee on Net Investment Income Calculated Prior to the Fee Waiver Agreement for the details of the calculation under the investment management agreement.

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

For the year ended December 31, 2018, the Company would have incurred $2,645 of incentive fees related to ordinary income under this calculation. These fees were greater on a cumulative basis than the fees calculated based on the formula in place prior to January 1, 2018, therefore, the fees under the old formula were booked as an expense.

For the avoidance of doubt, the purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by the Company, effective as of January 1, 2018. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of stockholders approve such amended incentive fee calculation.

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

For the years ended December 31, 2018, 2017 and 2016, the Company has incurred $(45), $2,374 and $4,461, net of incentive fees waived of $1,741, $811 and $0, respectively.

Incentive Fee on Net Investment Income Payable

For the years ended December 31, 2018, 2017 and 2016, the Company reversed $45, $104 and $401, respectively, of incentive fees related to the adjustment of previously deferred incentive fee.

As of December 31, 2018 and 2017, $143 and $94, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018 and 2017, $677 and $972, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of December 31, 2018 and 2017.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2018, 2017 and 2016, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2018, 2017 and 2016, the Company incurred administrator expenses of $2,083, $2,869 and $3,625, respectively. As of December 31, 2018, $81 of administrator expenses was due from the Advisor, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities. As of December 31, 2017, $13 of administrator expenses were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted the Company the relief it sought in an exemptive application that expands the Company’s ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“THL Proprietary Accounts”)  in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or THL Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2018, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the December 31, 2018 and 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2018, 2017 and 2016, the Company earned $87, $0 and $286, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, $12 and $76 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of December 31, 2018, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the December 31, 2018 and 2017 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2018, 2017 and 2016, the Company earned $805, $1,101 and $1,303, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2018 and 2017, $145 and $301, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2018 and 2017, there were fees of $166 and $151, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2018, the Advisor owed $81, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, the Advisor owed $13, respectively, of administrator expenses reimbursable to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2018 and 2017, $267 and $377 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2018, it had $3,154 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc., $217 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2017, it had $3,499 of dividends receivable from Logan JV and C&K Market, Inc., $460 of interest and fees from OEM Group, LLC, $169 of interest from Copperweld Bimetallics, LLC, $95 of interest from Loadmaster Derrick & Equipment, Inc., included in interest, dividends, and fees receivable, and $316 of interest and fees from Tri Starr Management Services, Inc. in prepaid expenses and other assets, which was offset by $50 of deferred revenue in other deferred liabilities, on the Consolidated Statements of Assets and Liabilities.

Advisor stock trading plan

On March 12, 2018, the Advisor adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to $10,000 of shares of the Company’s common stock. The Advisor previously informed the Company that it intended to enter into such plan. As part of this plan, during the year ended December 31, 2018, the Advisor purchased 1,259 shares at an average cost of $7.94 per share, inclusive of commissions.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Aerogroup International Inc. (1)	$(7,200)	$—	$—
Airborne Tactical Advantage Company, LLC	—	—	685
Copperweld Bimetallics, LLC (2)	—	—	(1,515)
Charming Charlie LLC (3)	(11,494)	—	—
Constructive Media, LLC	366	—	—
CRS Reprocessing, LLC (4)	—	(11,924)	—
Dimont & Associates, Inc. (5)	—	—	(10,914)
Dryden CLO, Ltd.	—	—	(1,104)
Duff & Phelps Corporation	785	—	—
Fairstone Financial Inc. (6)	157	—	—
Firebirds International, LLC	139	—	—
Food Processing Holdings, LLC	28	693	—
Flagship VII, Ltd.	—	(808)	—
Flagship VIII, Ltd.	—	(649)	—
Gryphon Partners 3.5, L.P.	342	589	670
Hostway Corporation	—	(951)	—
Loadmaster Derrick & Equipment, Inc. (7)	—	—	(6,574)
OEM Group, LLC (8)	—	—	(6,226)
Specialty Brands Holdings, LLC (9)	(21,013)	—	—
Surgery Center Holdings, Inc.	(45)	—	3,655
Thibaut, Inc. (10)	101	4,535	—
Tri Starr Management Services, Inc. (11)	5,470	—	(17,421)
Washington Inventory Service (12)	—	(10,378)	—
YP Equity Investors, LLC (13)	21	1,263	—
Other	(17)	392	(105)
Net realized losses	$(32,360)	$(17,238)	$(38,849)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $6,295 reflected as escrow receivable. The escrow receivable has been written down to $6,008 as of December 31, 2018 to reflect future collectability. During the year ended December 31, 2018, a realized loss on the investment of $7,200 was offset by a reversal of unrealized prior period depreciation of $2,231.

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

(3)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility, which was subsequently reduced to $8,275 with $671 funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125 for the year ended December 31, 2018.

(4)	On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3,160.
(5)

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

(6)	Includes the impact of foreign exchange gain.
(7)

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

(8)

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

(9)	On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity.
(10)

On December 29, 2017, the Company sold its preferred and common equity investments with a cost basis of $4,729 for $9,264 resulting in a realized gain of 4,535, which includes an escrow receivable of $60.

(11)

On October 26, 2018, the Company sold its senior secured term loans and received $5,872 in proceeds with an additional $248 reflected as escrow receivable. Additionally, the Company sold its common equity interest and received $7,623 in proceeds with an additional $1,602 reflected as escrow receivable. The transactions resulted in $5,470 net realized gain, which was offset by a corresponding change in unrealized appreciation. In December 2018, the Company received $626 of the escrow proceeds, leaving $1,225 in combined escrow receivable at December 31, 2018.

(12)	On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550.
(13)

In connection with the proceeds received from the 2017 exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $0, $842 and $0 respectively, for the years ended December 31, 2018, 2017 and 2016.

6. Net (Decrease) Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the years ended December 31,
	2018	2017	2016
Numerator—net (decrease) increase in net assets resulting from operations:	$(10,599)	$(7,904)	$17,149
Denominator—basic and diluted weighted average common shares:	32,634	32,797	33,197
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.32)	$(0.24)	$0.51

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2018 and December 31, 2017:

	As of
	December 31, 2018				December 31, 2017
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate
Revolving Facility (5)	$275,000	$107,657	$135,121	4.90%	$275,000	$167,317	$118,021	4.03%
2021 Notes	-	-	42,361	-	50,000	50,000	50,000	6.75%
2022 Notes	60,000	60,000	15,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	12,136	6.13%	-	-	-	-
Total	$386,607	$219,264	$204,618	5.70%	$385,000	$277,317	$228,021	5.11%

(1)

As of December 31, 2018, excludes deferred financing costs of $1,443 for the 2022 Notes and $2,097 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(3)

As of December 31, 2017, excludes deferred financing costs of $1,177 for the 2021 Notes and $1,808 for the 2022 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2017.
(5)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2018, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD 19,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018. As of December 31, 2017, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD 29,389 on its Revolving Facility. The CAD was converted to USD at a sport exchange rate of $0.80 CAD to $1.00 USD as of December 31, 2017.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000. The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2018. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of December 31, 2018.

As of December 31, 2018, the Company had USD borrowings of $93,461 outstanding under the Revolving Facility with a weighted average interest rate of 4.94% and non-United States dollar borrowings denominated in Canadian dollars of CAD $19,389 ($14,196 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.68%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond our control and cannot be predicted.

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

For the year ended December 31, 2018, the Company borrowed $177,500 and repaid $235,588 (includes CAD 10,000 converted at the time of the repayment to USD $7,688). For the year ended December 31, 2017, the Company borrowed $103,360 (includes CAD 29,389 converted to USD $23,456) and repaid $120,250 under the Revolving Facility. For the year ended December 31, 2016, the Company borrowed $140,250 and repaid $216,039 under Revolving Facility.

As of December 31, 2018 and December 31, 2017, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2018 and December 31, 2017, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $6,829, $8,583 and $8,239, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization of deferred financing costs of $584, $2,080 and $1,393, which included $0, $1,193 and $365 of accelerated unamortized deferred financing costs, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the Company had $2,314 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2017, the Company had $2,890 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of December 31, 2018 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the Company will be allowed to increase its leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If the Company receives stockholder approval, it would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Company’s independent directors to approve an increase in its leverage capacity, and such approval would become effective after one year. In either case, the Company would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. As a result of this legislation, the Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% if it receives the necessary approval and amends the Revolving Facility, with lender consent, as described above. The company continues to evaluate whether to increase its leverage capacity under this new legislation.

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

The 2022 Notes and 2023 Notes are collectively referred to as the Notes. The 2021 Notes are included and the 2023 Notes are excluded from the definition for the prior years presented.

As of December 31, 2018, the carrying amount and fair value of our Notes was $111,607 and $111,029, respectively. As of December 31, 2017, the carrying amount and fair value of our Notes, which included 2021 Notes and excluded 2023 Notes, was $110,000 and $112,652, respectively. The fair value of our Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, the Company incurred $4,760 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2018, 2017 and 2016, the Company amortized approximately $1,648, $667 and $678 of deferred financing costs, respectively, which included $920, $0 and $0 of accelerated amortization in connection with redemption of 2021 Notes, respectively, and is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2018 and 2017, the Company had $3,541 and $2,985 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2018, 2017 and 2016, the Company incurred interest expense on the Notes of $7,656, $7,425 and $5,907, respectively.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, meets the definition in the 1940 Act, after such borrowing and (ii) if we are not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC we will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

As of December 31, 2018 and 2017, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2018	December 31, 2017
Unfunded delayed draw facilities
Charming Charlie, LLC	$8,275	$4,474
Home Partners of America, Inc. (2)	5,858	—
NCP Investor, Inc.	1,000	—
Women's Health USA, Inc.	29	—
	15,162	4,474
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	256
Gener8, LLC	950	—
HealthDrive Corporation	1,761	850
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
The John Gore Organization, Inc.	—	800
Loadmaster Derrick & Equipment, Inc.	—	60
OEM Group, LLC	2,326	940
Rollins Enterprises, LLC	1,667	-
SRS Acquiom Holdings, LLC	400	-
Togetherwork Holdings, LLC	—	116
Tri Starr Management Services, Inc.	—	549
Sciens Building Solutions, LLC	2,556	2,055
SPST Holdings, LLC	755	755
Whitney, Bradley & Brown, Inc.	—	117
Women's Health USA, Inc.	1,500
	15,018	9,498
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	380	380
	1,060	1,060
Total unfunded commitments	$31,240	$15,032

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Sold this facility in February 2019.

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

9. Distributable Taxable Income

The following reconciles net increase in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2018	2017
Net decrease in net assets resulting from operations	$(10,599)	$(7,904)
Net realized loss on investments	32,565	-
Net change in unrealized depreciation on investments	11,871	31,556
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	703	-
Provision (benefit) for taxes on unrealized gain on investments	284	(2,146)
Expenses not currently deductible and income and realized losses not currently includable	(2,205)	1,916
Non-deductible expenses and income not includable	178	936
Taxable (loss) income before deductions for distributions paid	$32,797	$24,358

The above amount of 2018 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return for 2018 by September 2019.

For the years ended December 31, 2018 and 2017, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2018	2017
Paid-in capital in excess of par	$(279)	$(936)
Distributable earnings	279	936

As of December 31, 2018 and 2017, the cost of investments for tax purposes was $561,630 and $684,063, respectively, resulting in net unrealized depreciation of ($67,977) and ($75,372) respectively. As of December 31, 2018 and 2017, the Company had estimated net operating losses of $9,216 and $5,991, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2018 and 2017, the Company recorded an allowance of $1,920 and $0, respectively, against these federal and state net operating loss carryforwards. As of December 31, 2018 and 2017 the Company had estimated capital loss carryforwards of $7,375 and $7,651, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2018 and 2017, the Company recorded an allowance of $7,154 and $5,790, respectively, against these federal and state capital loss carryforwards. As of December 31, 2018 and 2017, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $74,561 and $22,698, respectively.

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

10. Distributions

The Company has elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain its status as a RIC, the Company is required to distribute annually to its stockholders at least 90% of its investment company taxable income. To avoid a 4% excise tax on undistributed earnings, the Company is required to distribute each calendar year the sum of (i) 98% of its ordinary income for such calendar year, (ii) 98.2% of its capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which the Company paid no federal income tax.

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $0, $3 and $3, respectively, of dividends reinvested for the years ended December 31, 2018, 2017 and 2016 under the dividend reinvestment plan.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of our fiscal year based upon our taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. Each year, a statement on Form 1099-DIV identifying the source of the distributions will be sent to its U.S. stockholders of record (other than certain exempt recipients). The Company’s board of directors presently intends to declare and pay quarterly distributions. The Company’s ability to pay distributions could be affected by future business performance, liquidity, capital needs, alternative investment opportunities and loan covenants.

The tax character of distributions declared and paid in 2018 represented $35,191 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35,397 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2016 represented $42,770 from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2018 and 2017 were $279 and $936, respectively.

11. Financial Highlights

	For the years ended December 31,
	2018	2017	2016	2015	2014
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$10.51	$11.82	$12.58	$13.08	$13.36
Net investment income, after taxes(2)	1.07	1.21	1.35	1.41	1.42
Net realized (loss) gain on investments(2)	(1.00)	(0.53)	(1.17)	0.01	(0.38)
Income tax provision, realized gain(2)	—	(0.03)	—	—	(0.01)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.38)	(0.96)	0.33	(0.53)	0.06
Benefit (provision) for taxes on unrealized gain on investments(2)	(0.01)	0.07	0.01	(0.04)	—
Interest rate derivative periodic interest payments, net (2)	—	—	(0.01)	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to THL Credit, Inc.	(0.32)	(0.24)	0.51	0.84	1.08
Accretive effect of repurchase of common stock	0.04	0.01	0.02	0.02	—
Distributions to stockholders from net investment income	(1.08)	(1.08)	(1.29)	(1.36)	(1.30)
Distributions to stockholders from net realized gains	—	—	—	—	(0.06)
Total distributions	(1.08)	(1.08)	(1.29)	(1.36)	(1.36)
Net asset value attributable to THL Credit, Inc., end of period	$9.15	$10.51	$11.82	$12.58	$13.08

Per share market value at end of period	$6.08	$9.05	$10.01	$10.70	$11.76
Total return(3)(5)	(22.38%)	1.14%	5.76%	2.41%	(20.96%)
Shares outstanding at end of period	32,318	32,674	32,925	33,311	33,905
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$295,681	$343,327	$389,820	$418,899	$443,621
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)	9.62%	9.90%	9.96%	10.87%	9.79%
Ratio of net investment income to average net assets, attributable to THL Credit Inc. (7)	10.34%	10.43%	11.19%	10.81%	10.70%
Portfolio turnover, attributable to THL Credit, Inc.	21.94%	17.13%	18.94%	22.85%	28.98%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the years ended December 31, 2018, 2017, 2016, 2015, and 2014, the ratio components included 2.67%, 2.73%, 2.75%, 2.69% and 2.47% of base management fee, (0.01%), 0.62%, 1.12%, 2.70% and 2.48% of net incentive fee, 4.97%, 4.92%, 3.06%, 3.29% and 2.47% of the cost of  borrowing, 1.80%, 1.93%, 2.02%, 1.95% and 2.05% of other operating expenses, and 0.19%, (0.30%), 0.01%, 0.22% and 0.09% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)

Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. was 10.13% and 10.12% for the years ended December 31, 2018 and 2017, respectively. Incentive fee waiver was not applicable to fiscal years 2016, 2015, or 2014.

(7)

Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. was 9.82% and 10.21% for the years ended December 31, 2018 and 2017, respectively. Incentive fee waiver was not applicable to fiscal years 2016, 2015, or 2014.

12. Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019. Unless extended by its board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the years ended December 31, 2018, 2017 and 2016:

	For the years ended December 31,
	2018	2017	2016
Dollar amount repurchased	$2,558	$2,493	$4,037
Shares repurchased	356	252	386
Average price per share (including commission)	$7.18	$9.89	$10.46
Weighted average discount to net asset value	29.07%	15.02%	13.14%

13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2018, except as discussed below.

From January 1, 2019 through March 6, 2019, the Company made new investments totaling $13,840 and follow-on investments of $12,190 at a combined weighted average yield based upon cost at the time of the investment of 12.9%.

On January 11, 2019, Alex Toys, LLC first lien senior secured term loan was sold for total proceeds of $7,624.

On February 8, 2019, Home Partners of America, Inc. first lien senior secured term loan was sold for total proceeds of $7,732.

On March 5, 2019, the Company’s board of directors declared a dividend of $0.21 per share payable on March 29, 2019 to stockholders of record at the close of business on March 20, 2019.

On March 5, 2019, in consultation with its board of directors, the Company accepted the Advisor’s proposal to extend the waiver of 100% of the incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019 and waive base management fees in excess of 1.0% per annum commencing April 1, 2019. Previously, incentive fees were waived through June 30, 2019. Furthermore, the board of directors accepted the Advisor’s proposal to present to the stockholders at the annual meeting an amendment to the investment management agreement to permanently reduce the incentive fee based on pre-incentive fee income to 17.5% and reduce the base management fees to 1.0% of the Company’s gross assets commencing January 1, 2020. Waived incentive and base management fees shall not be subject to recoupment. Refer to Note 4 – Related Party Transactions for more information.

On March 5, 2019, in consultation with its board of directors, the Company accepted the Advisor’s proposal to move forward with a proposal seeking stockholder approval for an increase in leverage up to an amount that reduces the Company’s asset coverage ratio of 200% to an asset coverage ratio of 150%. If the Company receives stockholder approval, it would be allowed to increase its leverage capacity on the first day after such approval. However, in connection with the increased leverage, the Company would also need to amend its Revolving Facility with lender consent.

On March 5, 2019, the board of directors authorized the purchase of up to $15,000 of common stock of the Company through the renewal of the preexisting stock repurchase program.  Such stock repurchase plan shall be in effect through March 5, 2020 and such repurchases shall be at such prices, times and manner as determined by certain officers of the Company. The Company provided its stockholders with notice of the Company’s ability to repurchase shares of the common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock purchased in connection with the stock repurchase program.

The Company expects to enter into a 10b5-1 plan on or before March 15, 2019 to repurchase such stock in accordance with the stock repurchase plan.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No. of Shares /No. of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2018
Control Investments
—56.72% of net asset value
Control Investments - Majority Owned
—51.56% of net asset value
First lien senior secured debt
—13.96% of net asset value
Northeast
—0.00% of net asset value
Tri Starr Management Services, Inc. - LIFO revolving loan 9.0% (ABR+3.8%) due 9/30/2019	$—	$304	$—	$—	$—	$23	$—
Tri Starr Management Services, Inc. - Non LIFO revolving loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	—	73	(742)	—	(42)	79	—
Tri Starr Management Services, Inc. - Tranche 1-A term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	—	—	(291)	—	(22)	38	—
Tri Starr Management Services, Inc. - Tranche 1-B term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2019	—	—	(2,546)	1	(194)	334	—
Tri Starr Management Services, Inc. - Tranche 2 term loan 10% PIK due 9/30/2019	—	—	(1,709)	62	(167)	238	—
Tri Starr Management Services, Inc. - Tranche 3 term loan 10% PIK due 9/30/2019	—	—	(699)	379	(152)	—	—
Tri Starr Management Services, Inc. - Tranche 4 term loan 5% PIK due 9/30/2019	—	—	—	(1,062)	1,062	—	—
Subtotal Northeast	$—	$377	$(5,987)	$(620)	$485	$712	$—

Southeast
—2.24% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 13.1% (LIBOR+ 10.3%) due 12/31/2020	$5,000	$1,760	$—	$—	$—	$95	$5,000
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.9% (LIBOR + 10.3% PIK) (3) due 12/31/2020	8,315	—	—	—	(2,148)	—	1,663
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.7% (LIBOR + 12% PIK) (3) due 12/31/2020	1,885	—	—	—	—	—	—
Subtotal Southeast	$15,200	$1,760	$—	$—	$(2,148)	$95	$6,663

Southwest
—11.72% of net asset value
OEM Group, LLC - Senior secured term loan 12.0% (LIBOR+9.5%)(8% Cash and 4.0% PIK) due 6/30/2022	$19,091	$—	$—	$—	$—	$2,165	$19,091
OEM Group, LLC - Senior secured revolving term loan 12.0% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	6,424	6,145	—	—	153	329	6,424
OEM Group, LLC - Senior secured revolving term loan 12.0% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	9,115	1,620	(750)	—	(13)	1,042	9,115
Subtotal Southwest	$34,630	$7,765	$(750)	$—	$140	$3,536	$34,630

Subtotal first lien senior secured debt	$49,830	$9,902	$(6,737)	$(620)	$(1,523)	$4,343	$41,293

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No. of Shares /No. of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2018
Second lien debt
—1.83% of net asset value
Southeast
—1.83% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$659	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$659	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$659	$5,415

Equity Investments
—7.09% of net asset value
Northeast
—0% of net asset value
Tri Starr Management Services, Inc. (6)	-	$—	$(9,226)	$6,090	$(3,831)	$95	$—
Subtotal Northeast		$—	$(9,226)	$6,090	$(3,831)	$95	$—

Southeast
—6.52% of net asset value
Copperweld Bimetallics, LLC (5)	676.93	$—	$—	$—	$3	$482	$4,038
Copperweld Bimetallics, LLC (6)	609,230.00	—	—	(1)	6,052	731	15,244
Loadmaster Derrick & Equipment, Inc. (3)(5)	12,130.51	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	2,955.60	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$(1)	$6,055	$1,213	$19,282

Southwest
—0.57% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(8,464)	$—	$1,674
Subtotal Southwest		$—	$—	$—	$(8,464)	$—	$1,674

Subtotal equity investments		$—	$(9,226)	$6,089	$(6,240)	$1,308	$20,956

Investments in funds
—28.68% of net asset value
Northeast
—28.68% of net asset value
THL Credit Logan JV LLC (4) (7)		$25,600	$(207)	$(45)	$(5,978)	$9,798	$84,825
Subtotal investments in funds		$25,600	$(207)	$(45)	$(5,978)	$9,798	$84,825

Total Control Investments - Majority Owned		$35,502	$(16,170)	$5,424	$(13,741)	$16,108	$152,489

Control Investments - Less Than Majority Owned
—5.16% of net asset value
Equity Investments

West
—5.16% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(2,336)	$1,742	$5,282
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(2,336)	$1,742	$15,244

Subtotal equity investments		$—	$—	$—	$(2,336)	$1,742	$15,244

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(2,336)	$1,742	$15,244

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No. of Shares /No. of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2018
Total Control Investments		$35,502	$(16,170)	$5,424	$(16,077)	$17,850	$167,733

Non-controlled, affiliated Investments
—4.24% of net asset value
First lien senior secured debt
—4.08% of net asset value
Southwest
—4.08% of net asset value
Charming Charlie LLC Senior Secured Term Loan (3) 12.5% (LIBOR+10%)(7.5% Cash and 5.0% PIK) due 4/23/2023	$11,469	$10,735	$—	$—	$(5,215)	$750	$5,850
Charming Charlie LLC Senior Secured Term Loan (3) 12.5% (LIBOR+10%)(3.5% Cash and 9.0% PIK) due 4/23/2023	14,040	12,882	—	—	(8,001)	904	5,554
Charming Charlie LLC Senior Secured Term Loan 20% Cash Due 5/15/19	671	$671	—	—	—	36	671
Charming Charlie LLC Senior Secured Delayed Draw Term Loan	—	—	—	—	—	151	—
Subtotal Southwest	$26,180	$24,288	$—	$—	$(13,216)	$1,841	$12,075

Subtotal first lien senior secured debt	$26,180	$24,288	$—	$—	$(13,216)	$1,841	$12,075

Equity Investments
—0.16% of net asset value
Southwest
—0.16% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	$466	$—	$464
Subtotal Southwest		$—	$—	$—	$466	$—	$464

Subtotal equity investments		$—	$—	$—	$466	$—	$464

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$87	$1
THL Credit Greenway Fund II LLC (4) (8)		—	(1)	—	—	805	3
Subtotal Northeast		$—	$(1)	$—	$—	$892	$4

Subtotal investments in funds		$—	$(1)	$—	$—	$892	$4

Total Affiliate Investments		$24,288	$(1)	$—	$(12,750)	$2,733	$12,543

Total Control and Affiliate Investments—— 60.97% of net asset value		$59,790	$(16,169)	$5,424	$(28,827)	$20,583	$180,276

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2018. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2018. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of December 31, 2018, the 30-day, 60-day, 90-day and 180-day LIBOR

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

rates were 2.52%, 2.62%, 2.80% and 2.87%, respectively. As of December 31, 2018, the 30-day, 60-day, 90-day and 180-day CDOR rates were 2.30%, 2.30%, 2.31% and 2.34%, respectively.
(3)	Loan was on non-accrual as of December 31, 2018.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(a) Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. As of the end of the period covered by this annual report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Acts accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2018.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

(d) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

We will file a definitive Proxy Statement for our 2019 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2019 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 195

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

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (Incorporated by reference from Appendix A to the Registrant’s Proxy Statement, filed on April 24, 2012)

3.3	Bylaws (Incorporated by reference from the Registrant’s pre-effective Amendment No. 1 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on July 15, 2009)

3.4	Amendment to Bylaws (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on June 15, 2015).

3.5	Amendment to Bylaws (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on January 11, 2019).

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

4.4	Form of 6.75% Note due 2022 (included as part of Exhibit 4.3).

4.5

Third Supplemental Indenture, dated as of October 5, 2018, between the Registrant and U.S. Bank National Association. (Incorporated by reference from the Registrant’s Registration Statement on Form N-2 filed on October 5, 2018).

4.6	Form of 6.125% Note due 2023 (included as part of Exhibit 4.5).

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

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

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P. —Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit YP Holdings, Inc.—Delaware

THL Credit OEMG Investor, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Financial Statements of THL Credit Logan JV LLC as of and for the year ended December 31, 2018 (audited)*

(*)	Filed herewith

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 6, 2019	By:	/s/ CHRISTOPHER J. FLYNN
THL Credit, Inc. Christopher J. Flynn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2019	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Director and Chief Executive Officer (Principal Executive Officer)

Date: March 6, 2019	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 6, 2019	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: March 6, 2019	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: March 6, 2019	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: March 6, 2019	By:	/S/ JAMES D. KERN
James D. Kern Director

Date: March 6, 2019	By:	/S/ JANE NELSON
Jane Nelson Director