Form 10-Q
period 2019-03-31
THL Credit, Inc.
filed 2019-05-09
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-Accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	TCRD	NASDAQ Global Select Market
6.75% Senior Notes due 2022	TCRZ	The New York Stock Exchange
6.125% Senior Notes due 2023	TCRW	The New York Stock Exchange

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 8, 2019 was 31,808,878.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations, anticipated share repurchases or lack thereof, our plans and expectations about future investments and the future liquidity of the company. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $342,246 and $333,023, respectively)	$311,919	$313,377
Controlled investments (cost of $180,339 and $181,325, respectively)	172,659	167,733
Non-controlled, affiliated investments (cost of $25,292 and $25,292, respectively)	12,986	12,543
Cash	2,510	6,860
Escrow receivable	7,965	7,306
Interest, dividends, and fees receivable	6,030	5,480
Deferred tax assets	2,046	2,056
Deferred financing costs	2,005	2,314
Due from affiliate	981	377
Prepaid expenses and other assets	503	198
Distributions receivable	311	207
Total assets	$519,915	$518,451
Liabilities:
Loans payable (Note 7)	$117,224	$107,657
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $3,342 and $3,541, respectively)	108,265	108,067
Base management fees payable	1,910	2,112
Deferred tax liability	1,855	1,972
Accrued expenses and other payables	1,710	1,633
Accrued incentive fees	677	677
Accrued interest and fees	481	633
Other deferred liabilities	9	19
Total liabilities	232,131	222,770
Commitments and contingencies (Note 8)

Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 32,119 and 32,318 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	32	32
Paid-in capital in excess of par	430,038	431,361
Accumulated deficit	(142,286)	(135,712)
Total net assets	$287,784	$295,681
Total liabilities and net assets	$519,915	$518,451
Net asset value per share attributable to THL Credit, Inc.	$8.96	$9.15

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2019	2018
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$8,413	$12,206
Other income	454	119
From non-controlled, affiliated investments:
Interest income	34	—
Other income	197	255
From controlled investments:
Interest income	1,349	1,404
Dividend income	3,706	2,613
Other income	38	91
Total investment income	14,191	16,688
Expenses:
Interest and fees on borrowings	3,398	3,566
Base management fees	1,910	2,319
Administrator expenses	449	591
Other general and administrative expenses	373	422
Amortization of deferred financing costs	695	308
Professional fees	397	337
Directors' fees	188	194
Total expenses	7,410	7,737
Income tax provision, excise and other taxes	77	124
Net investment income	6,704	8,827
Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(2,417)	(13,212)
Controlled investments	442	96
Foreign currency transactions	3	(1)
Net realized loss on investments	(1,972)	(13,117)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(10,681)	10,571
Non-controlled, affiliated investments	443	—
Controlled investments	5,911	(321)
Translation of assets and liabilities in foreign currencies	(318)	660
Net change in unrealized (depreciation) appreciation on investments	(4,645)	10,910
Net change in unrealized depreciation attributable to non-controlling interests	—	(247)
Net realized and unrealized loss from investments	(6,617)	(2,454)
Benefit (provision) for taxes on unrealized gain/loss on investments	107	(32)
Net increase in net assets resulting from operations	$194	$6,341
Net investment income per common share:
Basic and diluted	$0.21	$0.27
Net increase in net assets resulting from operations per common share:
Basic and diluted	$0.01	$0.19
Weighted average shares of common stock outstanding:
Basic and diluted	32,289	32,674

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2019	2018
Increase in net assets from operations:
Net investment income	$6,704	$8,827
Net realized (loss) on investments	(1,972)	(13,117)
Net change in unrealized (depreciation) appreciation on investments	(4,645)	10,910
Net change in unrealized (depreciation) attributable to non-controlling interests	—	(247)
Benefit (provision) for taxes on unrealized (loss) gain on investments	107	(32)
Net increase in net assets resulting from operations	194	6,341
Distributions to stockholders:
Distributions to stockholders from net investment income	(6,768)	(8,822)
Total distributions to stockholders	(6,768)	(8,822)
Capital share transactions:
Repurchase of common stock	(1,323)	—
Net decrease in net assets from capital share transactions	(1,323)	—
Total decrease in net assets	(7,897)	(2,481)
Net assets at beginning of period	295,681	344,029
Net assets at end of period	$287,784	$341,548
Common shares outstanding at end of period	32,119	32,674
Capital share activity:
Shares repurchased	198	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2019	2018
Cash flows from operating activities:
Net increase in net assets resulting from operations	$194	$6,341
Adjustments to reconcile net increase in net assets resulting from operations to net cash (used in) provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	4,645	(10,662)
Net realized loss on investments	1,466	13,235
Net realized (gain) loss on foreign exchange currency transactions	(3)	1
Increase in investments due to interest paid-in-kind	(675)	(211)
Amortization of deferred financing costs	695	308
Accretion of discounts on investments and other fees	(249)	(674)
Changes in operating assets and liabilities:
Purchases of investments	(34,280)	(11,992)
Proceeds from sale and paydown of investments	25,525	10,411
(Increase) decrease in interest, dividends and fees receivable	(550)	1,262
(Increase) decrease in due from affiliates	(604)	61
Increase in prepaid expenses and other assets	(836)	(18)
Decrease in deferred tax asset	10	541
Decrease in accrued expenses and other payables	(57)	(1,214)
Decrease in accrued credit facility fees and interest	(152)	(187)
Decrease in deferred tax liability	(117)	(527)
Decrease in base management fees payable	(202)	(237)
Decrease in other deferred liabilities	(10)	(48)
Net cash (used in) provided by operating activities	(5,200)	6,390
Cash flows from financing activities:
Repurchase of common stock	(1,323)	—
Borrowings under credit facility	18,000	13,500
Repayments under credit facility	(8,750)	(11,400)
Distributions paid to stockholders	(6,768)	(8,822)
Financing costs paid	(309)	(35)
Net cash provided by (used in) financing activities	850	(6,757)
Net decrease in cash	(4,350)	(367)
Cash, beginning of period	6,860	3,617
Cash, end of period	$2,510	$3,250
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$3,229	$3,486
PIK income earned	$697	$209

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—108.39% of net asset value
First lien senior secured debt
—95.34% of net asset value
Canada
—5.18% of net asset value
Fairstone Financial Inc. (7)(22)	Financial services	9.0% (CDOR + 7.0%)	3/31/2017	3/31/2023	$14,971	$15,001	$14,896
				Subtotal Canada	$14,971	$15,001	$14,896
Midwest
—7.06% of net asset value
1-800 Hansons, LLC	Consumer products and services	10.1% (LIBOR + 7.5%) (9.1% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,755	$3,706	$3,531
1-800 Hansons, LLC (9)	Consumer products and services	10.1% (LIBOR + 7.5%) (9.1% Cash + 1.0% PIK)	10/19/2017	10/19/2022	116	112	109
IRC Opco LLC	Healthcare	8.0% (LIBOR+ 5.5%)	1/4/2019	1/4/2024	5,441	5,391	5,386
IRC Opco LLC (9) (10)	Healthcare	8.0% (LIBOR+ 5.5%)	1/4/2019	1/4/2024	—	(8)	—
Matilda Jane Holdings, Inc.	Consumer products and services	11.0% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,248	11,294
				Subtotal midwest	$20,720	$20,449	$20,320
Northeast
—16.21% of net asset value
Anexinet Corp.	IT services	9.0% (LIBOR + 6.5%)	7/28/2017	7/28/2022	16,304	16,085	15,896
Certify, Inc.	IT services	8.5% (LIBOR + 6%)	2/28/2019	2/28/2024	1,544	1,521	1,521
Certify, Inc. (9) (10)	IT services	8.5% (LIBOR + 6%)	2/28/2019	2/28/2024	—	(2)	—
Certify, Inc. (9) (10)	IT services	8.5% (LIBOR + 6%)	2/28/2019	2/28/2024	—	(1)	—
HealthDrive Corporation	Healthcare	8.3% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,975	9,881	9,875
HealthDrive Corporation (9) (10)	Healthcare	8.3% (LIBOR + 5.8%)	12/21/2018	12/21/2023	704	688	704
smarTours, LLC	Consumer products and services	9.4% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,794	5,710	5,794
smarTours, LLC (9)(10)	Consumer products and services	9.4% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(11)	—
Urology Management Associates, LLC	Healthcare	7.5% (LIBOR+ 5.0%)	8/31/2018	8/31/2024	5,059	4,979	4,972
Women's Health USA, Inc.	Healthcare	8.2% (LIBOR + 5.8%)	10/9/2018	10/9/2023	7,921	7,900	7,881
Women's Health USA, Inc.(9) (10)	Healthcare	8.2% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	(17)	—
Women's Health USA, Inc. (9)	Healthcare	8.2% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	—	—
				Subtotal northeast	$47,301	$46,733	$46,643
Southeast
—9.16% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Virtus Pharmaceuticals, LLC	Healthcare	12.2% (8)	7/17/2014	7/17/2019	$24,013	$23,972	$23,893
Whitney, Bradley & Brown, Inc.	Business services	11.5% (LIBOR + 9.0%)	10/18/2017	10/18/2022	2,444	2,409	2,468
				Subtotal southeast	$26,457	$26,381	$26,361
Southwest
—35.10% of net asset value
Allied Wireline Services, LLC	Energy / utilities	12.0% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$9,768	$9,768	$9,621
Hart InterCivic, Inc.	IT services	13.3% (LIBOR + 10.5%)	3/31/2016	6/28/2019	24,717	24,717	24,717
Holland Intermediate Acquisition Corp.	Energy / utilities	11.6% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	19,191
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.6% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	13.1% (LIBOR+ 10.3%)	3/28/2014	3/28/2020	24,636	24,532	23,651
LAI International, Inc. (20)	Industrials and manufacturing	10.2% (LIBOR + 7.7%)	10/22/2014	10/22/2019	22,193	21,464	6,864
LAI International, Inc. (20)	Industrials and manufacturing	10.2% (LIBOR + 7.7%)	10/22/2014	10/22/2019	4,553	4,396	1,408
LAI International, Inc. (20)	Industrials and manufacturing	10.2% (LIBOR + 7.7%)	4/24/2017	10/22/2019	4,052	3,900	1,253
LAI International, Inc.	Industrials and manufacturing	10.2% (LIBOR + 10.0% PIK)	2/15/2019	4/30/2021	10,124	10,124	10,124
LAI International, Inc.	Industrials and manufacturing	10.2% (LIBOR + 10.0% PIK)	10/12/2018	10/22/2019	4,190	4,190	4,190
				Subtotal southwest	$125,556	$124,414	$101,019
West
—22.63% of net asset value
EBS Intermediate LLC (28)	Consumer products and services	8.0% (LIBOR + 5.5%)	10/2/2018	10/2/2023	$7,953	$7,827	$7,874
EBS Intermediate LLC (9) (10) (28)	Consumer products and services	8.0% (LIBOR + 5.5%)	10/2/2018	10/2/2023	-	(26)	-
Evergreen Services Group, LLC	IT services	8.5% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,476	9,389	9,382
Gener8, LLC	Business services	8.0% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,970	5,891	5,970
Gener8, LLC (9)	Business services	8.0% (LIBOR + 5.5%)	8/14/2018	8/14/2023	200	180	200
It's Just Lunch International LLC	Media, entertainment and leisure	11.0% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,448	5,500
MeriCal, LLC	Consumer products and services	8.4% (LIBOR+ 5.8%)	11/16/2018	11/16/2021	7,547	7,547	7,547
NCP Investor Inc	Healthcare	8.3% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,233	7,134	7,143
NCP Investor Inc (9) (10)	Healthcare	8.3% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(14)	—
Sciens Building Solutions, LLC	Business services	8.4% (LIBOR + 5.8%)	2/2/2017	2/2/2022	9,379	9,278	9,332
Sciens Building Solutions, LLC (9)	Business services	8.4% (LIBOR + 5.8%)	2/2/2017	2/2/2022	663	643	663
SolutionReach, Inc.	IT services	8.2% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,667	6,539	6,533
SolutionReach, Inc. (9) (10)	IT services	8.2% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(18)	—
SRS Acquiom Holdings LLC	Financial services	8.5% (LIBOR + 6.0%)	11/8/2018	11/8/2024	4,988	4,941	4,988
SRS Acquiom Holdings LLC (10)(27)	Financial services	8.5% (LIBOR + 6.0%)	11/8/2018	11/8/2023	—	(4)	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal west	$65,576	$64,755	$65,132

			Subtotal first lien senior secured debt		$300,581	$297,733	$274,371

Second lien debt
—6.99% of net asset value
Northeast
—4.17% of net asset value
Merchants Capital Access, LLC (15)	Financial services	13.1% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,916	$12,000
				Subtotal northeast	$12,000	$11,916	$12,000
Southeast
—2.82% of net asset value
MB Medical Operations LLC	Healthcare	11.5% (LIBOR + 9.0%)	12/7/2016	6/7/2022	$9,023	$8,918	$8,121
				Subtotal southeast	$9,023	$8,918	$8,121

			Subtotal second lien debt		$21,023	$20,834	$20,121

Subordinated debt
—2.30% of net asset value
Southeast
—2.30% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	6/30/2019	$9,468	$9,468	$6,628
			Subtotal southeast		$9,468	$9,468	$6,628

			Subtotal subordinated debt		$9,468	$9,468	$6,628

Equity investments
—2.37% of net asset value
Midwest
—0.15% of net asset value
Matilda Jane Holdings, Inc. (13)(18)	Consumer products and services		4/28/2017		488,896	$489	$272
New Host Holdings, LLC (19)	IT services		12/27/2013		20,000	200	—
New Host Holdings, LLC (18)	IT services		12/27/2013	12/13/2020	1,800	1,800	196
			Subtotal midwest			$2,489	$468
Northeast
—1.55% of net asset value

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Alex Toys, LLC (12)(13)(14)(19)	Consumer products and services		5/22/2015		153.85	$1,000	$—
Alex Toys, LLC (12)(13)(14) (18)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Certify, Inc. (19)	IT services		2/28/2019		8,409.00	174	175
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		57.63	—	—
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		1,232.27	—	—
SPST Holdings, LLC (12)(14)(19)	Consumer products and services		10/31/2017		2,158.27	216	228
Urology Management Associates, LLC (19)	Healthcare		8/31/2018		769.23	769	925
Wheels Up Partners, LLC (12)(14)(19)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,047	$4,452
Southeast
—0.08% of net asset value
Virtus Pharmaceuticals, LLC (12)(14)(19)	Healthcare		3/31/2015		8,275.48	$127	$—
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		231.82	244	217
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		589.76	590	—
			Subtotal southeast			$961	$217
Southwest
—0.32% of net asset value
Allied Wireline Services, LLC (12)(14)(19)	Energy / utilities		2/28/2014		618,867.92	$619	$485
Dimont & Associates, Inc. (19)	Financial services		3/14/2016		312.51	129	—
Igloo Products Corp. (19)	Consumer products and services		4/30/2014		1,902.04	1,716	449
			Subtotal southwest			$2,464	$934
West
—0.27% of net asset value
MeriCal, LLC (12) (13) (18)	Consumer products and services		9/30/2016		520.77	$505	$531
MeriCal, LLC (12) (13) (19)	Consumer products and services		9/30/2016		5,334.10	10	—
Sciens Building Solutions, LLC (12) (18)	Business services		7/12/2017		170.39	186	232
			Subtotal west			701	$763

				Subtotal equity		10,662	6,834

Warrants
—0.14% of net asset value
Southwest

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—0.14% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities		2/28/2014		501,159.24	$175	$393
				Subtotal southwest		$175	$393

				Subtotal warrants		$175	$393

Investments in funds
—1.24% of net asset value
Midwest
—1.06% of net asset value
Freeport Financial SBIC Fund LP (15)(23)	Financial services		6/14/2013			$2,957	$3,060
				Subtotal midwest		$2,957	$3,060
West
—0.18% of net asset value
Gryphon Partners 3.5, L.P. (15)(23)	Financial services		11/20/2012			$417	$512
				Subtotal west		$417	$512

			Subtotal investments in funds			$3,374	$3,572

Total non-controlled/non-affiliated investments
—108.39% of net asset value						$342,246	$311,919

Controlled investments
—60.00% of net asset value

First lien senior secured debt
—15.21% of net asset value
Southeast
—2.53% of net asset value
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	11.9% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$8,315	$7,307	$1,247
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	13.7% (LIBOR+ 12.0% PIK)	7/1/2016	12/31/2020	1,885	1,053	—
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.9% (LIBOR + 10.3%)	1/17/2017	12/31/2020	6,057	5,465	6,057
				Subtotal southeast	$16,257	$13,825	$7,304
Southwest

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—12.68% of net asset value

OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$19,278	$19,278	$19,278
OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,204	9,204	9,204
OEM Group, LLC (16)	Industrials and manufacturing	12.0% (LIBOR + 9.5%) (8.0% Cash + 4.0% PIK)	6/26/2018	6/30/2022	7,989	7,846	7,989
				Subtotal southwest	$36,471	$36,328	$36,471

			Subtotal first lien senior secured debt		$52,728	$50,153	$43,775

Second lien debt
—1.88% of net asset value
Southeast
—1.88% of net asset value
Copperweld Bimetallics LLC (16)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—14.62% of net asset value
Southeast
—8.84% of net asset value
Copperweld Bimetallics LLC (16)(18)(24)	Industrials and manufacturing		10/5/2016		676.93	$3,501	$4,038
Copperweld Bimetallics LLC (16)(19)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	21,394
Loadmaster Derrick & Equipment, Inc. (16)(18)	Energy / utilities		7/1/2016		12,130.51	1,114	—
Loadmaster Derrick & Equipment, Inc. (16)(19)	Energy / utilities		12/21/2016		2,955.60	—	—
				Subtotal southeast		$13,565	$25,432
Southwest
—0.58% of net asset value
OEM Group, LLC (12)(13)(16)(21)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$1,674
				Subtotal southwest		$8,890	$1,674
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—5.20% of net asset value
C&K Market, Inc. (16)(19)	Retail & grocery		11/3/2010		1,992,365	$2,271	$5,004
C&K Market, Inc. (16)(18)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal West		$13,227	$14,966

				Subtotal equity		$35,682	$42,072
Investments in funds
—28.28% of net asset value
Northeast
—28.28% of net asset value
THL Credit Logan JV LLC (12)(15)(16)(17)(19)(23)	Investment funds and vehicles		12/3/2014		—	$89,089	$81,397
				Subtotal northeast		89,089	81,397

			Subtotal investments in funds			$89,089	$81,397
Total controlled investments
—60.00% of net asset value						$180,339	$172,659

Non-controlled/affiliated investments
—4.51% of net asset value

First lien senior secured debt
—4.51% of net asset value
Southwest
Charming Charlie LLC (20) (25)	Retail & grocery	12.5% (LIBOR + 10%) (7.5% Cash + 5.0% PIK)	4/24/2018	4/24/2023	$12,080	$11,064	$6,167
Charming Charlie LLC (20) (25)	Retail & grocery	12.5% (LIBOR + 10%) (3.5% Cash + 9.0% PIK)	4/24/2018	4/24/2023	14,790	13,555	6,146
Charming Charlie LLC (25)(26)	Retail & grocery		4/24/2018	5/15/2019	—	—	—
Charming Charlie LLC (25)(26)	Retail & grocery		3/1/2019	5/15/2019	—	—	—
Charming Charlie LLC (26)	Retail & grocery	20.0%	9/27/2018	5/15/2019	671	671	671

				Subtotal southwest	$27,541	$25,290	$12,984

				Subtotal first lien senior secured debt		$25,290	$12,984
Equity investments

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—0.00% of net asset value
Southwest
Charming Charlie LLC (19)	Retail & grocery		4/24/2018		128,307,716	$—	$—
				Subtotal southwest		$—	$—

				Subtotal equity		$—	$—
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(15)(19)(23)	Investment funds and vehicles		1/27/2011			$—	$—
THL Credit Greenway Fund II LLC (12)(15)(19)(23)	Investment funds and vehicles		3/1/2013			2	2
				Subtotal northeast		$2	$2

			Subtotal investments in funds			$2	$2

Total non-controlled/affiliated investments
—4.51% of net asset value						$25,292	$12,986

Total investments—172.89% of net asset value						$547,877	$497,564
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

(2)	All investments except for Sciens Building Solutions, LLC preferred equity are pledged as collateral under the Revolving Facility (as debriefed in Note 7 hereto).
(3)

As of March 31, 2019, 21.8% and 22.5% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2019. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of March 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.49%, 2.56%, 2.60% and 2.66%, respectively. As of March 31, 2019, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.98%, 2.00%, 2.02% and 2.09%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

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
(16)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended March 31, 2019 in which the issuer was a portfolio company that the Company is deemed to control.

(17)

On December 3, 2014, the Company entered into an agreement with Perspecta (as debriefed in Note 3 hereto) to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(18)	Preferred stock
(19)	Common stock and member interest.
(20)	Loan was on non-accrual as of March 31, 2019.
(21)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of March 31, 2019.
(22)	Canadian denominated investment with a par and fair market value of Canadian Dollars (CAD) $20,000 and CAD $19,900, respectively.
(23)	Investment is measured at fair value using net asset value.
(24)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
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

(26)

In conjunction with the emergence from bankruptcy on April 24, 2018, a $20,000 vendor financing facility was established and will backstop the payment of vendor purchase order invoices not paid by the company but submitted under the program by participating vendors. Charming Charlie LLC pays a 2.5% fee on unfunded

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2019

(dollar amounts in thousands)

(unaudited)

commitments, a percentage fee on each applicable purchase order and, if drawn, an interest rate on any invoices paid by the facility. All terms, including but not limited to interest rate, vendor credit terms and applicable percentage fees, are negotiated on a vendor-by-vendor basis. As of March 31, 2019 the Company had a commitment of $8,275 across two tranches with no funded commitments or unpaid invoices submitted under the vendor financing facility. In 2018, the Company converted $671 of unfunded vendor financing commitments into a first lien term loan which was subsequently funded.

(27)	Issuer pays 0.38% unfunded commitment fee on revolving loan facility.
(28)	Investment previously known as Rollins Enterprises LLC.

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
Non-controlled/non-affiliated investments
—105.99% of net asset value
First lien senior secured debt
—93.34% of net asset value
Canada
—4.93% of net asset value
Fairstone Financial Inc. (7)(22)	Financial services	9.2% (CDOR + 7.0%)	3/31/2017	3/31/2023	$14,643	$15,001	$14,570
				Subtotal Canada	$14,643	$15,001	$14,570
Midwest
—7.77% of net asset value
1-800 Hansons, LLC (27)	Consumer products and services	9.3% (LIBOR + 6.5%)	10/19/2017	10/19/2022	$3,892	$3,837	$3,600
1-800 Hansons, LLC (9) (27)	Consumer products and services	9.3% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	205	194
Home Partners of America, Inc. (15)	Financial services	8.8% (LIBOR + 6.3%)	10/13/2016	10/13/2022	7,810	7,712	7,888
Home Partners of America, Inc. (15) (9)	Financial services	8.8% (LIBOR + 6.3%)	10/13/2016	10/13/2022	—	—	—
Matilda Jane Holdings, Inc.	Consumer products and services	11.0% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,235	11,294
				Subtotal midwest	$23,319	$22,989	$22,976
Northeast
—16.99% of net asset value
Alex Toys, LLC	Consumer products and services	12.8% (LIBOR + 10.0%)	6/30/2014	8/15/2019	$9,186	$9,159	$7,716
Anexinet Corp.	IT services	9.0% (LIBOR + 6.5%)	7/28/2017	7/28/2022	16,521	16,283	15,861
HealthDrive Corporation	Healthcare	8.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	10,000	9,901	9,900
HealthDrive Corporation (9) (10)	Healthcare	8.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	—	(18)	—
smarTours, LLC	Consumer products and services	9.6% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,876	5,785	5,876
smarTours, LLC (9)(10)	Consumer products and services	9.6% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(12)	—
Urology Management Associates, LLC	Healthcare	7.5% (LIBOR+ 5.0%)	8/31/2018	8/31/2024	5,072	4,988	4,983
Women's Health USA, Inc.	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	5,941	5,939	5,911
Women's Health USA, Inc.(9) (10)	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	(18)	—
Women's Health USA, Inc.	Healthcare	8.3% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	—	—
				Subtotal northeast	$52,596	$52,007	$50,247
Southeast
—8.74% of net asset value
Virtus Pharmaceuticals, LLC	Healthcare	12.0% (8)	7/17/2014	7/17/2019	$24,013	$23,937	$23,352
Whitney, Bradley & Brown, Inc.	Business services	11.5% (LIBOR + 9.0%)	10/18/2017	10/18/2022	2,459	2,422	2,484
				Subtotal southeast	$26,472	$26,359	$25,836

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

Interest held by a substantially owned subsidiary of THL Credit, Inc.

(14)Interest held by a substantially owned subsidiary of THL Credit, Inc.

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

March 31, 2019

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

The Company has established from time to time wholly owned subsidiaries or other subsidiaries that are structured as Delaware entities, or as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

2. Significant Accounting Policies and Recent Accounting Updates

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. The Company has made changes to the presentation of certain prior year information to conform with current year presentation.

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2019.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 6, 2019. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2019 and December 31, 2018.

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

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by the Company’s board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company undertakes a multi- step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments;
•	preliminary valuation conclusions are then documented and are reviewed with the investment committee of THL Credit Advisors LLC, or the Advisor;
•	valuation recommendations are then discussed with the pricing committee of the Advisor;
•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and review the Advisor’s preliminary valuations in light of their own independent assessment unless the amounts are immaterial or have closed near quarter-end;

•

the audit committee of the Company’s board of directors reviews the preliminary valuations approved by the pricing committee of the Advisor and such valuations provided by the independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firms to reflect any comments; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2019, the Company had loans on non-accrual status with an amortized cost basis of $68,203 and fair value of $29,143. As of March 31, 2018, the Company had loans on non-accrual status with an amortized cost basis of $41,381 and fair value of $5,705.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Accumulated PIK balance, beginning of period	$3,879	$3,922
PIK income capitalized/receivable	697	209
PIK reduction due to sale	(69)	—
Accumulated PIK balance, end of period	$4,507	$4,131

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2019 and 2018.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended March 31, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $77 and $146, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Current income tax benefit:
Current income tax benefit	$—	$3
Deferred income tax benefit (provision):
Deferred income tax benefit	—	19
Benefit (provision) for taxes on unrealized gain on investments	107	(32)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2019 and December 31, 2018, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2019 and December 31, 2018, $1,855 and $1,972, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2019 and December 31, 2018, $2,046 (net of $4,500 allowance) and $2,056 (net of $4,396 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2019:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$331,130	$—	$—	$331,130
Second lien debt	25,536	—	—	25,536
Subordinated debt	6,628	—	—	6,628
Equity investments	48,906	—	—	48,906
Warrants	393	—	—	393
Investment in Logan JV (1)	81,397	—	—	—
Investments in funds (1)	3,574	—	—	—
Total investments	$497,564	$—	$—	$412,593

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$329,348	$—	$—	$329,348
Second lien debt	25,295	—	—	25,295
Subordinated debt	6,556	—	—	6,556
Equity investments	43,534	—	—	43,534
Warrants	580	—	—	580
Investment in Logan JV (1)	84,825	—	—	—
Investments in funds (1)	3,515	—	—	—
Total investments	$493,653	$—	$—	$405,313

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of March 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$116,626	$99,459	19.97%	34.56%
Investment funds and vehicles	89,091	81,399	16.36%	28.28%
Healthcare	70,554	69,117	13.89%	24.02%
Consumer products and services	65,469	61,280	12.32%	21.29%
IT services	60,404	58,420	11.74%	20.30%
Energy / utilities	46,824	36,994	7.44%	12.85%
Financial services	35,357	35,456	7.13%	12.32%
Retail & grocery	38,517	27,950	5.62%	9.71%
Business services	18,587	18,865	3.79%	6.56%
Media, entertainment and leisure	5,448	5,500	1.11%	1.91%
Transportation	1,000	3,124	0.63%	1.09%
Total Investments	$547,877	$497,564	100.00%	172.89%

The following is a summary of the industry classification in which the Company invests as of December 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104,643	$94,197	19.09%	31.86%
Investment funds and vehicles	92,396	84,829	17.18%	28.69%
Consumer products and services	74,921	69,101	14.00%	23.37%
Healthcare	62,484	60,234	12.20%	20.37%
IT services	52,367	50,426	10.21%	17.05%
Energy / utilities	46,494	37,052	7.51%	12.53%
Financial services	43,069	42,859	8.68%	14.49%
Retail & grocery	38,516	27,783	5.63%	9.40%
Business services	18,308	18,548	3.76%	6.27%
Media, entertainment and leisure	5,442	5,500	1.11%	1.86%
Transportation	1,000	3,124	0.63%	1.06%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$197,562	$153,476	30.86%	53.32%
Northeast	151,788	$144,495	29.04%	50.20%
West	79,100	$81,372	16.35%	28.28%
Southeast	78,533	$79,477	15.97%	27.62%
Midwest	25,893	$23,848	4.79%	8.29%
Canada	15,001	$14,896	2.99%	5.18%
Total Investments	$547,877	$497,564	100.00%	172.89%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$185,747	$154,689	31.34%	52.31%
Northeast	160,182	$151,210	30.63%	51.14%
West	72,340	$74,788	15.15%	25.29%
Southeast	77,935	$71,874	14.56%	24.31%
Midwest	28,435	$26,522	5.37%	8.97%
Canada	15,001	$14,570	2.95%	4.93%
Total Investments	$539,640	$493,653	100.00%	166.95%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within one to five years.

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$224,294	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	11%		-	13%		(12%)
	98,011	Market comparable companies (market approach)	EBITDA Multiple	6.0	x	-	7.1	x	(6.6	x)
	8,825	Market comparable companies (market approach)	Revenue Multiple	2.1	x	-	2.3	x	(2.2	x)
Second lien debt	20,121	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	13%		-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.3	x	(5.1	x)
Subordinated debt	6,628	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	45,607	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.0	x	(4.7	x)
	3,299	Market comparable companies (market approach)	Revenue Multiple	3.3	x	-	3.9	x	(3.6	x)
Warrants	393	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)

Total Level 3 Investments	$412,593

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$216,662	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		(12%)
	98,307	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	7.0	x	(6.4	x)
	6,663	Market comparable companies (market approach)	Revenue Multiple	0.5	x	-	0.6	x	(0.6	x)
Second lien debt	19,880	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%		-	17%		(16%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Subordinated debt	6,556	Market comparable companies (market approach)	EBITDA Multiple	0.4	x	-	0.6	x	(0.5	x)
Equity investments	40,410	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.1	x	(4.8	x)
	3,124	Market comparable companies (market approach)	Revenue Multiple	2.8	x	-	3.8	x	(3.3	x)
Warrants	580	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.8	x	(5.3	x)

Total Level 3 Investments	$397,597

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Fair value of Alex Toys, LLC term loan was excluded from the first lien senior secured totals as the investment was valued based on a sale transaction which occurred in Q1 2019.

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

The following table rolls forward the changes in fair value during the three months ended March 31, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	34,348	—	—	191	—	34,539
Sales and repayments	(22,453)	—	—	—	—	(22,453)
Unrealized appreciation (depreciation)(1)	(9,450)	223	(31)	5,181	(187)	(4,264)
Realized loss	(1,466)	—	—	—	—	(1,466)
Net amortization of premiums, discounts and fees	231	18	—	—	—	249
PIK	572	—	103	—	—	675
Ending balance, March 31, 2019	$331,130	$25,536	$6,628	$48,906	$393	$412,593
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(10,715)	$223	$(31)	$5,181	$(187)	$(5,530)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	5,373	—	—	—	—	—	5,373
Sales and repayments	(18,231)	—	—	—	—	—	(18,231)
Unrealized appreciation (depreciation)(1)	8,140	87	1,179	(139)	20	(110)	9,177
Realized (loss) gain	(10,906)	—	(1,210)	(1,119)	—	—	(13,235)
Net amortization of premiums, discounts and fees	644	18	6	6	—	—	674
PIK	40	—	101	70	—	—	211
Transfers between categories	—	—	—	—	—	—	—
Ending balance, March 31, 2018	$392,157	$32,870	$19,181	$67,992	$95	$11,149	$523,444
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$6	$87	$(31)	$(1,257)	$20	$(110)	$(1,285)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2019 and 2018 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and THL Credit Logan JV, LLC for the three months ended March 31, 2019 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the three months ended March 31, 2018. The below table summarizes the above mentioned financial data, with the exception of Copperweld Bimetallics, LLC and OEM Group, LLC for the three months ended March 31, 2019, which is presented in a separate tabular disclosure further below.

	For the three months ended March 31,
Income Statement	2019	2018
Net Sales	$124,329	$138,766
Gross Profit	53,663	32,709
Net loss	(6,329)	(2,809)

The below table summarizes the financial information for Copperweld Bimetallics, LLC for the three months ended March 31, 2019.

Income Statement	For the three months ended March 31, 2019
Net Sales	$24,538
Gross Profit	5,427
Net income	1,511

The below table summarizes the financial information for OEM Group, LLC for the three months ended March 31, 2019.

Income Statement	For the three months ended March 31, 2019
Net Sales	$9,736
Gross Profit	2,514
Net loss	(3,687)

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

As of March 31, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$89,400	$3,200	$107,400
Perspecta Trident LLC	50,000	22,350	800	26,850
Total Investments	$250,000	$111,750	$4,000	$134,250

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$92,600	$—	$107,400
Perspecta Trident LLC	50,000	23,150	—	26,850
Total Investments	$250,000	$115,750	$—	$134,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of March 31, 2019 and December 31, 2018, the Logan JV Credit Facility had $275,000 and $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.20%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of March 31, 2019 and December 31, 2018, Logan JV had $233,929 and $241,679 of outstanding borrowings under the credit facility, respectively. At March 31, 2019, the effective interest rate on the Logan JV Credit Facility was 5.08% per annum.

As of March 31, 2019 and December 31, 2018, Logan JV had total investments at fair value of $336,135 and $329,771, respectively. As of March 31, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 133 and 130 different borrowers, respectively. As of March 31, 2019 and December 31, 2018, there were no loans on non-accrual status. As of March 31, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,089 and $4,263, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019	As of December 31, 2018
First lien secured debt, at par	$333,692	$327,574
Second lien debt, at par	15,592	16,962
Total debt investments, at par	$349,284	$344,536
Weighted average yield on first lien secured loans (1)	7.2%	7.2%
Weighted average yield on second lien loans (1)	10.4%	10.4%
Weighted average yield on all loans (1)	7.3%	7.4%
Number of borrowers in Logan JV	133	130
Largest loan to a single borrower (2)	$5,035	$5,101
Total of five largest loans to borrowers (2)	$24,910	$25,001

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2019 and December 31, 2018, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended March 31, 2019 and 2018, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,600 and $2,400, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of March 31, 2019 and December 31, 2018, $2,689 and $2,481, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2019 and December 31, 2018, $311 and $207, respectively, of return of capital associated with distribution declared was included the Distribution receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2019, distributions declared and earned of $9,849 for the twelve months ended March 31, 2019, represented a dividend yield to the Company of 11.4% based upon average capital invested. As of December 31, 2018, distributions declared and earned of $9,912 for the twelve months ended December 31, 2018, represented a dividend yield to the Company of 12.0% based upon average capital invested.

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.(12)	Banking, Finance, Insurance & Real Estate	7.6% (LIBOR +5%)	03/07/2019	02/01/2026	3,491	$3,422	$3,448
PNI Canada Acquireco Corp	High Tech Industries	7% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,729	1,721	1,703

Total Canada						$5,143	$5,151

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	05/31/2023	983	$972	$953
VAC Germany Holding GmbH	Metals & Mining	6.6% (LIBOR +4%)	02/26/2018	02/26/2025	2,970	2,957	2,959
Total Germany						$3,929	$3,912

Luxembourg
Travelport Finance	Services: Consumer	4.5% (LIBOR +4.5%)	03/18/2019	03/13/2026	3,000	$2,940	$2,921
Total Luxembourg						$2,940	$2,921

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.99% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,813	$4,825
EG Group	Retail	6.6% (LIBOR +4%)	03/23/2018	02/07/2025	2,838	2,826	2,778

Total United Kingdom						$7,639	$7,603

United States of America
1A Smart Start LLC	Services: Consumer	7% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,336	$4,320	$4,336
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.25% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,940	3,925	3,960
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.99% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,959	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,991	3,980
Advanced Computer Software	High Tech Industries	7.24% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,493	1,489	1,493
Advanced Integration Technology LP	Aerospace & Defense	7.38% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,950	1,937	1,931
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,929	1,906
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,222	2,208	2,094
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.73% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,980	3,962	3,960
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.28% (LIBOR +5.5%)	10/01/2018	09/28/2025	1,988	1,960	1,988
Alpha Media LLC	Media: Broadcasting & Subscription	8.83% (LIBOR +6.25%)	02/24/2016	02/25/2022	1,651	1,610	1,577
AMCP Clean Acquisition Co LLC	Wholesale	6.85% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,401	2,390	2,389
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	580	224	224
American Sportsman Holdings Co	Retail	7.5% (LIBOR +5%)	11/22/2016	09/25/2024	3,940	3,898	3,859
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.25% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.25% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,845	1,834	1,836
AP Gaming I LLC	Hotel, Gaming & Leisure	6% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,456	2,451	2,453
APC Aftermarket	Automotive	7.69% (LIBOR +5%)	05/09/2017	05/10/2024	491	484	447
Aptean, Inc.	High Tech Industries	6.86% (LIBOR +4.25%)	12/15/2017	12/20/2022	919	913	921
AQA Aquisition Holding, Inc	High Tech Industries	6.85% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,990	1,990	1,980
ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,323	4,281	4,301

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Avaya Inc	Telecommunications	6.85% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,581	2,559	2,575
Barbri Inc	Media: Diversified & Production	6.74% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,083
BCP Qualtek Merger Sub LLC	Telecommunications	8.49% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,950	3,878	3,856
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.48% (LIBOR +4%)	11/17/2017	11/01/2023	2,898	2,887	2,878
Big Ass Fans LLC	Capital Equipment	6.35% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,469	2,459	2,473
Big River Steel LLC	Metals & Mining	7.6% (LIBOR +5%)	08/15/2017	08/23/2023	1,970	1,955	1,982
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,441	1,449
Bomgar Corp	High Tech Industries	6.5% (LIBOR +4%)	04/17/2018	04/18/2025	3,975	3,966	3,934
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	7.01% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,948	2,925	2,831
California Cryobank LLC	Healthcare & Pharmaceuticals	6.6% (LIBOR +4%)	08/03/2018	08/06/2025	3,192	3,178	3,198
Cambium Learning Inc.	Services: Consumer	7% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,995	1,898	1,980
CC Amulet Intermediate, LLC (5) (13)	Healthcare & Pharmaceuticals	3.6% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(13)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.25% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,436	3,406	3,427
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.25% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,925	4,908	4,924
Commercial Barge Line Co	Transportation: Cargo	11.25% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,275	1,254	900
Constellis Holdings, LLC	Aerospace & Defense	7.74% (LIBOR +5%)	04/18/2017	04/21/2024	1,965	1,951	1,881
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	5.99% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,970	1,963	1,975
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.49% (LIBOR +5%)	03/08/2019	05/07/2019	55	54	54
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.49% (LIBOR +5%)	03/08/2019	05/07/2019	92	90	89
Country Fresh Holdings, LLC (6) (13)	Beverage, Food & Tobacco	7.6% (LIBOR +5%)	03/08/2019	05/07/2019	37	(1)	(1)
Country Fresh Holdings, LLC (15)	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,400	4,369	2,195
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.1% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,965	2,959	2,935
CryoLife Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,975	1,967	1,975
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,915	1,919	1,663
Datto, Inc. (12)	Services: Business	6.85% (LIBOR +4.25%)	03/29/2019	03/28/2026	1,875	1,866	1,880
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	247	243
DigiCert, Inc.	High Tech Industries	6.5% (LIBOR +4%)	09/20/2017	10/31/2024	993	989	977
Drilling Info Inc.	High Tech Industries	6.75% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,478	4,458	4,461
DXP Enterprises, Inc.	Wholesale	7.25% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,478	1,467	1,474
Eliassen Group, LLC	Services: Business	7% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,161	4,142	4,141
Empower Payments Acquisition	Services: Business	6.75% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,990	3,981	3,950
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,587	2,570	2,587
Gold Standard Baking, Inc.	Wholesale	7.13% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,473	2,469	2,250
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.75% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,720	4,701	4,697
Great Dane Merger Sub Inc	High Tech Industries	6.25% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,978	2,964	2,937
Gruden Acquisition Inc.	Transportation: Cargo	8.1% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,964	1,932	1,952
Gulf Finance, LLC	Energy: Oil & Gas	7.86% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,870	1,835	1,498
Heartland Dental LLC (7)	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.75%)	04/19/2018	04/17/2025	33	-	(2)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.25% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,457	1,451	1,418
Help/Systems Holdings, Inc.	High Tech Industries	6.25% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,985	1,981	1,963
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +4%)	12/14/2017	12/19/2024	4,938	4,917	4,863
Hornblower Sub LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,867	1,857	1,868
Idera Inc	High Tech Industries	7% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,326	2,308	2,328
Infoblox Inc.	High Tech Industries	7% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,130	2,097	2,129
Institutional Shareholder Services, Inc.	Services: Business	7.1% (LIBOR +4.5%)	03/04/2019	02/26/2026	2,000	1,980	1,990

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Intermedia Holdings, Inc.	Telecommunications	8.5% (LIBOR +6%)	07/13/2018	07/11/2025	2,993	2,965	3,000
International Textile Group Inc	Consumer goods: Durable	7.49% (LIBOR +5%)	04/20/2018	04/19/2024	981	977	952
Isagenix International LLC	Services: Consumer	8.35% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,925	1,908	1,728
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.88% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,893	3,862	3,893
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.8% (LIBOR +6%)	06/19/2018	10/01/2024	2,211	2,150	2,130
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.85% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	466
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,805
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,954	3,942	3,924
MAG DS Corp.	Aerospace & Defense	7.25% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,978	2,952	2,963
Mavenir Systems Inc	Telecommunications	8.5% (LIBOR +6%)	05/01/2018	05/01/2025	1,985	1,950	1,979
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,965	1,958	1,597
MDVIP Inc	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,246	4,234	4,214
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	746	751
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.24% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,382	2,371	2,346
MLN US Holdco LLC	Telecommunications	7% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,993	2,985	2,947
Morphe, LLC	Consumer goods: Non-Durable	8.5% (LIBOR +6%)	02/21/2017	02/10/2023	2,700	2,674	2,700
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,478	4,469	4,455
New Insight Holdings Inc	Services: Business	8% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,975	1,894	1,968
NextCare, Inc. (8) (13)	Healthcare & Pharmaceuticals	7.35% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.25% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,378	3,351	3,378
Northern Star Holdings Inc.	Utilities: Electric	7.35% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,208	4,189	4,186
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.86% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,972	2,970
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.49% (LIBOR +4%)	08/08/2017	08/01/2024	2,232	2,223	2,199
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.5% (LIBOR +4%)	10/06/2017	10/12/2024	1,975	1,966	1,965
OpenLink	High Tech Industries	7.4% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,773	1,765	1,756
Orion Business Innovations	High Tech Industries	7.19% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	559	562
Orion Business Innovations	High Tech Industries	7.18% (LIBOR +4.5%)	03/04/2019	10/21/2024	833	825	825
Orion Business Innovations	High Tech Industries	7.17% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,913	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.6% (LIBOR +5%)	10/16/2018	08/09/2023	3,980	3,944	3,940
Output Services Group Inc	Services: Business	6.75% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,457	4,438	4,134
Park Place Technologies, LLC	High Tech Industries	6.5% (LIBOR +4%)	03/22/2018	03/22/2025	2,322	2,312	2,312
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.5% (LIBOR +5%)	10/04/2018	09/28/2025	2,985	2,957	2,966
Ping Identity Corp	High Tech Industries	6.25% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,489	1,482	1,490
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,088	3,059	3,061
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	895	599	599
PLH Group Inc	Energy: Oil & Gas	8.74% (LIBOR +6%)	08/01/2018	07/25/2023	4,107	4,018	4,066
Polar US Borrower	Chemicals, Plastics & Rubber	7.54% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,993	2,880	2,996
Premise Health Holding Corp (10) (13)	Healthcare & Pharmaceuticals	6.35% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.35% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,687	3,670	3,674
Project Leopard Holdings Inc	High Tech Industries	7% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,724	1,720	1,705
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.23% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,975	1,959	1,956
Pure Fishing Inc	Consumer goods: Non-Durable	7.06% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,200	1,153	1,192
QuickBase Inc. (12)	High Tech Industries	6.6% (LIBOR +4%)	03/29/2019	03/28/2026	2,100	2,090	2,102
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.49% (LIBOR +7%)	03/16/2018	03/21/2025	1,011	994	1,021
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.5% (LIBOR +3%)	10/18/2017	11/08/2024	2,034	2,018	2,024

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
SCS Holdings Inc	High Tech Industries	6.75% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,445	1,439	1,452
Silverback Merger Sub Inc	High Tech Industries	6% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,182	1,180	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +4.25%)	02/21/2018	02/27/2023	2,972	2,960	2,972
SMS Systems Maintenance Services Inc (15)	High Tech Industries	7.5% (LIBOR +5%)	02/09/2017	10/30/2023	2,933	2,922	2,297
SoClean, Inc	Healthcare & Pharmaceuticals	8.8% (LIBOR +6%)	02/13/2018	12/20/2022	5,035	4,994	5,061
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,231	1,222	1,229
STS Operating, Inc.	Capital Equipment	6.75% (LIBOR +4.25%)	04/27/2018	12/11/2024	425	424	417
ThoughtWorks, Inc.	High Tech Industries	6.5% (LIBOR +4%)	10/06/2017	10/11/2024	3,971	3,960	3,969
TKC Holdings Inc	Services: Business	6.25% (LIBOR +3.75%)	06/08/2017	02/01/2023	294	293	289
TOMS Shoes LLC	Retail	8% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,920	1,880	1,522
Tupelo Buyer Inc	Transportation: Cargo	6.24% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,199	2,185	2,193
TV Borrower US LLC	High Tech Industries	7.35% (LIBOR +4.75%)	02/16/2017	02/22/2024	980	977	978
Uber Technologies, Inc.	Services: Consumer	6.49% (LIBOR +4%)	03/22/2018	04/04/2025	2,779	2,767	2,785
US Shipping Corp	Utilities: Oil & Gas	6.75% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	201	199
Utility One Source L.P.	Construction & Building	8% (LIBOR +5.5%)	04/07/2017	04/18/2023	983	976	987
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.74% (LIBOR +5%)	12/09/2014	07/01/2020	1,964	1,883	1,768
Vertiv Group Corporation	Capital Equipment	6.63% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,473	1,418
Vistage Worldwide, Inc.	Services: Consumer	6.48% (LIBOR +4%)	02/06/2018	02/10/2025	2,495	2,490	2,476
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,531	2,490	2,424
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,938	4,918	4,913
Yak Access LLC	Energy: Oil & Gas	7.5% (LIBOR +5%)	06/29/2018	07/02/2025	2,963	2,882	2,533
Zenith American Holding, Inc.	Services: Business	7.85% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,982	2,982	2,952
Zenith American Holding, Inc. (11) (13)	Services: Business	7.85% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	(5)	(5)

Total United States of America						$307,044	$301,269

Total Senior Secured First Lien Term Loans						$326,695	$320,856

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.25% (LIBOR +7.75%)	09/26/2017	09/29/2025	1,963	$1,951	$1,944
AQA Aquisition Holding, Inc	High Tech Industries	10.8% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	991	1,000
Constellis Holdings, LLC	Aerospace & Defense	11.74% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	989	958
DigiCert, Inc.	High Tech Industries	10.5% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	587
DiversiTech Holdings Inc	Consumer goods: Durable	10.1% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,940
Gruden Acquisition Inc.	Transportation: Cargo	11% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	496
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.49% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	955
NextCare, Inc.	Healthcare & Pharmaceuticals	11.25% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	988	1,005
Optiv Security Inc	High Tech Industries	9.75% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,495	1,421
Park Place Technologies, LLC	High Tech Industries	10.5% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	690
SESAC Holdco II LLC	Media: Diversified & Production	9.75% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	993	988
TKC Holdings Inc	Services: Business	10.5% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,810
TV Borrower US LLC	High Tech Industries	10.85% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	989	1,001
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.5% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.5% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total United States of America						$15,465	$15,279

Total Second Lien Term Loans						$15,465	$15,279

Total Investments						$342,160	$336,135

Cash equivalents
Dreyfus Government Cash Management Fund						13,822	13,822
Other Cash						618	618
Total Cash and Cash equivalents						$14,440	$14,440

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,077, of which $353,371 was unfunded as of March 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,645, of which $460,886 was unfunded as of March 31, 2019.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $36,942, which was unfunded as of March 31, 2019. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $32,609, which was unfunded as of March 31, 2019. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $588,235, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $895,155, of which $288,114 was unfunded as of March 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $496,514, which was unfunded as of March 31, 2019. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month Libor as of March 31, 2019 is shown to reflect possible projected interest rate.
(13)	Unfunded amount will start to accrue interest when the position is funded. 3 month Libor as of March 31, 2019 is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Investment was not pledged as collateral for loans payable as of March 31, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

Selected Balance Sheet Information:

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $342,160 and $252,710, respectively)	$336,135	$329,771
Cash	14,440	26,868
Other assets	2,747	2,194
Total assets	$353,322	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$231,802	$239,356
Payable for investments purchased	13,151	7,342
Distribution payable	3,750	3,360
Other liabilities	2,872	2,744
Total liabilities	$251,575	$252,802
Members' capital	$101,747	$106,031
Total liabilities and members' capital	$353,322	$358,833

Selected Statement of Operations Information:

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,529	$4,504
Fee income	28	59
Total revenues	6,557	4,563
Credit facility expenses (1)	3,305	1,798
Other fees and expenses	123	117
Total expenses	3,428	1,915
Net investment income	3,129	2,648
Net realized (loss) gain	(1,471)	58
Net change in unrealized (depreciation) on investments	1,308	1,143
Net increase in members' capital from operations	$2,966	$3,849

(1)

As of March 31, 2019, Logan JV had $233,929 of outstanding debt under the credit facility with an effective interest rate of 5.08% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On March 5, 2019, the Company’s investment management agreement was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company and the board of directors approved an amended and restated investment management agreement to be presented to the stockholders at the 2019 annual meeting of the stockholders. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Base Management Fee

The base management fee is calculated at an annual rate of 1.5% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. Commencing April 1, 2019, the Company accepted the Advisor’s proposal to waive base management fees in excess of 1.0% per annum. The Company’s board of directors accepted the Advisor’s proposal to present to the stockholders at the June 2019 annual meeting an amendment to the investment management agreement to permanently reduce the base management fees to 1.0% of the Company’s gross assets commencing January 1, 2020.

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

For the three months ended March 31, 2019 and 2018, the Company incurred base management fees of $1,910 and $2,319, respectively. As of March 31, 2019 and December 31, 2018, $1,910 and $2,112, respectively, was payable to the Advisor.

Incentive Fee on Net Investment Income

To date, the Company accepted the Advisor’s proposals to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2019. Such waived incentive fees shall not be subject to recoupment. Additionally, the Company accepted the Advisor’s proposal to waive and also effect such waiver through an amendment to the investment management agreement to be presented to the stockholders at the June 2019 annual meeting to reduce the Reduced Incentive Fee on Net Investment Income (as defined below)based on pre-incentive income to 17.5% commencing January 1, 2020.

The Company also accepted the Advisor’s proposal to calculate the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”) and waive such portion of the Reduced Incentive Fee on Net Investment Income that is in excess of the incentive fee on net investment income as set forth in the investment management agreement that the Advisor would otherwise be entitled to receive. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to the Advisor based on the formula in place prior to January 1, 2018 effect to the waiver (“Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement”). If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate fees on a cumulative basis, as calculated based on the Incentive Fee on Net Investment Income Prior to Fee Waiver Agreement, the Advisor shall only be entitled to the lesser of those two amounts. See the section Incentive Fee on Net Investment Income Calculated Prior to the Fee Waiver Agreement for the details of the calculation under the investment management agreement.

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
•

Subject to the Incentive Fee Cap described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•

20% of the Company’s preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarters (provided such 20% rate was further reduced to 17.5% effective January 1, 2020 through a waiver proposed by the Advisor to the Company).

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

For the three months ended March 31, 2019, the Company would have incurred no incentive fees related to ordinary income under this calculation.

For the three months ended March 31, 2018, the Company would have incurred $1,317 of incentive fees related to ordinary income under this calculation. These fees were more on a cumulative basis than the fees calculated based on the formula in place prior to January 1, 2018, therefore, the fees under the old formula were booked as an expense.

For the avoidance of doubt, the primary purpose of the Reduced Incentive Fee on Net Investment Income is to reduce aggregate incentive fees payable to Advisor by the Company, effective as of January 1, 2018. In order to ensure that the Company will pay the Advisor less aggregate fees on a cumulative basis, as calculated beginning January 1, 2018, the Company will, at the end of each quarter, also calculate the incentive fee on net investment income owed by the Company to Advisor based on the formula in place prior to January 1, 2018. If, at any time beginning January 1, 2018, the aggregate fees on a cumulative basis, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the aggregate fees on a cumulative basis, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts until such time as the requisite number of stockholders approve such amended incentive fee calculation. If the amendment to the investment management agreement discussed above with respect to the reduction of the Reduced Incentive Fee on Net Investment Income is approved by the requisite stockholders at the 2019 annual meeting, the Company shall only calculate the incentive fee on net investment income owed by the Company to the Advisor based on the formula in place prior to January 1, 2018 through December 31, 2020. If, at any time beginning January 1, 2020, the aggregate incentive fees for such quarter, as calculated based on the formula in place after January 1, 2018 after giving effect to the Incentive Fee Waiver, would be greater than the incentive fee for such quarter, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts.

Incentive Fee on Net Investment Income Prior to Fee Waivers

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

Under this method, for the three months ended March 31, 2019 and 2018, the Company incurred $0 and $0, respectively. These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, the fees under this formula were booked as an expense and subsequently waived.

Incentive Fee on Net Investment Income Payable

As of March 31, 2019 and December 31, 2018, no incentive fees related to previously deferred income now received in cash are currently payable to the Advisor. As of March 31, 2019 and December 31, 2018, $677 and $677, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). This component is equal to 20.0% of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of March 31, 2019 and December 31, 2018.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2019 and 2018, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended March 31, 2019 and 2018, the Company incurred administrator expenses of $449 and $591, respectively. As of March 31, 2019 and December 31, 2018, $38 and $81 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of March 31, 2019, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the March 31, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2019, the Company earned $13 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2018, the Company earned $11 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $10 and $12 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of March 31, 2019, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the March 31, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2019 and 2018, the Company earned $128 and $244, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, $886 and $145, respectively, of fees related to Greenway II and legal expenses related to certain former portfolio companies were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2019 and December 31, 2018, there were $45 and $166, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2019 and December 31, 2018, the Advisor owed $38 and $81, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2019 and December 31, 2018, $896 and $267 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2019, it had $3,899 of dividends receivable from Logan JV and C&K Market, Inc., $477 of interest and fees from OEM Group, LLC, and $615 of interest and dividends from Copperweld Bimetallics, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, it had $3,154 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc. and $217 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

Advisor Stock Trading Plan

On March 12, 2018, the Advisor adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to $10,000 of shares of the Company’s common stock. The Advisor previously informed the Company that it intended to enter into such plan. As part of this plan, during the three months ended March 31, 2018, the Advisor purchased 218,980 shares at an average cost of $7.92 per share, inclusive of commissions. The plan fulfilled its purchase limits during 2018.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
Aerogroup International Inc. (1)	$(825)	$(4,865)
Alex Toys, LLC (2)	(1,460)	—
Charming Charlie LLC (3)	—	(8,369)
Home Partners of America, Inc. (4)	18	—
Tri-Starr Management Services, Inc. (5)	442	—
Other	(150)	118
Net realized losses	$(1,975)	$(13,116)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $6,295 reflected as escrow receivable. The escrow receivable has been adjusted for the three months ended March 31, 2019 to reflect future collectibility.

(2)

On January 11, 2019, the Company sold its first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7,699. The realized loss of $1,460 was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369 for the three months ended March 31, 2018, which was offset by a corresponding change in unrealized appreciation in the same amount.

(4)	On February 8, 2019, the Company sold its first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7,732.
(5)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018. These proceeds were in addition to the escrow receivable balance.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2019	2018
Numerator—net increase in net assets resulting from operations:	$194	$6,341
Denominator—basic and diluted weighted average common shares:	32,289	32,674
Basic and diluted net increase in net assets per common share resulting from operations:	$0.01	$0.19

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2019 and December 31, 2018:

	As of
	March 31, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (5)	Weighted Average Interest Rate (8)
Revolving Facility (6) (7)	$190,000	$117,224	$111,080	4.94%	$275,000	$107,657	$135,121	4.90%
2021 Notes	-	-	-	-	-	-	42,361	-
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	12,136	6.13%
Total	$301,607	$228,831	$222,687	5.68%	$386,607	$219,264	$249,618	5.70%

(1)

As of March 31, 2019, excludes deferred financing costs of $1,353 for the 2022 Notes and $1,989 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2019.
(3)	Canadian denominated borrowings are converted to United States dollar (USD) using the current quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1,443 for the 2022 Notes and $2,097 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2019, the Company had outstanding debt denominated in CAD of $19,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.75 CAD to $1.00 USD as of March 31, 2019. As of December 31, 2018, the

Company had outstanding debt denominated in CAD of $19,389 on its Revolving Facility. The

CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190,000 from $275,000.

(8)	Represents the weighted average interest rate as of March 31, 2019 and December 31, 2018.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000. On March 26, 2019, the Company entered into Amendment No. 1 which further amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2019. The CDOR rate on the CAD borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2019.

As of March 31, 2019, the Company had USD borrowings of $102,711 outstanding under the Revolving Facility with a quarter-end interest rate of 5.00% and non-USD borrowings denominated in CAD of $19,389 ($14,513 in USD) outstanding under the Revolving Facility with a quarter-end interest rate of 4.48%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond the Company’s control and cannot be predicted.

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

As of March 31, 2019 and December 31, 2018, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2019 and December 31, 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,604 were incurred in connection with the Revolving Facility for the three months ended March 31, 2019. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,705 were incurred in connection with the Revolving Facility for the three months ended March 31, 2018. Amortization of deferred financing costs of $496, which included a one-time accelerated amortization of $353 in connection with a reduction in the revolver commitment size, and $144, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2019 and 2018. As of March 31, 2019, the Company had $2,005 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, the Company had $2,314 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The asset coverage as of March 31, 2019 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, the Company will be allowed to increase its leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If the Company receives stockholder approval, it would be allowed to increase leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of the Company’s independent directors to approve an increase in its leverage capacity, and such approval would become effective after one year. In either case, the Company would be required to make certain disclosures on its website and in SEC filings regarding, among other things, the receipt of approval to increase its leverage, its leverage capacity and usage, and risks related to leverage. As a result of this legislation, the Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% if it receives the necessary approval and amends the Revolving Facility with lender consent, as described above. The company plans to seek approval to increase its leverage up to an amount that reduces its asset coverage ratio from 200% to 150% from its stockholders at the June 2019 annual meeting.

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

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018.

The 2022 Notes and the 2023 Notes are collectively referred to as the Notes. The 2021 Notes are included and the 2023 Notes are excluded from the definition for the prior years presented.

As of March 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $112,978, respectively. As of December 31, 2018, the carrying amount and fair value of the Notes was $111,607 and $111,029, respectively. The fair value of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,760 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2019 and 2018, the Company amortized approximately $198 and $165 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, the Company had $3,342 and $3,541 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2019 and 2018, the Company incurred interest expense on the Notes of $1,803 and $1,856, respectively.

The indenture and supplements thereto relating to the Notes contain certain covenants, including but not limited to (i) an inability to incur additional borrowings, including through the issuance of additional debt or the sale of additional debt securities unless the Company’s asset coverage, meets the definition in the 1940 Act after such borrowing and (ii) if the Company is not subject to the reporting requirements under the Securities and Exchange Act of 1934 to file periodic reports with the SEC the Company will provide interim and consolidated financial information to the holders of the Notes and the trustee.

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

As of March 31, 2019 and December 31, 2018, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2019	December 31, 2018
Unfunded delayed draw facilities
Certify, Inc.	$211	—
Charming Charlie LLC (2)	8,275	8,275
Home Partners of America, Inc.	—	5,858
Women's Health USA, Inc.	29	29
	8,515	14,162
Unfunded revolving commitments
1-800 Hansons, LLC (1)	197	103
Certify, Inc.	70	—
EBS Intermediate LLC	1,667	1,667
Gener8, LLC	1,300	950
HealthDrive Corporation	1,056	1,761
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
IRC Opco LLC	818	—
Loadmaster Derrick & Equipment, Inc.	877	—
NCP Investor, Inc.	1,000	1,000
OEM Group, LLC (2)	6,261	2,326
SRS Acquiom Holdings, LLC	400	400
Sciens Building Solutions, LLC	1,105	2,556
SolutionReach, Inc.	933	—
SPST Holdings, LLC	755	755
Women's Health USA, Inc.	1,500	1,500
	20,939	16,018
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	354	380
	1,034	1,060

Total unfunded commitments	$30,488	$31,240

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21

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

The Company maintains an “opt in” dividend reinvestment plan for common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2019 and 2018.

Under the terms of the dividend reinvestment plan, dividends will primarily be paid in newly issued shares of common stock. However, the Company reserves the right to purchase shares in the open market in connection with the implementation of the plan. This feature of the plan means that, under certain circumstances, the Company may issue shares of our common stock at a price below net asset value per share, which could cause the Company’s stockholders to experience dilution.

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2019 distributions as of March 31, 2019, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended March 31,
	2019	2018
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$9.15	$10.51
Net investment income, after taxes(2)	0.21	0.27
Net realized loss on investments(2)	(0.06)	(0.40)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.14)	0.33
Net increase in net assets resulting from operations	0.01	0.20
Accretive effect of repurchase of common stock	0.01	—
Distributions to stockholders from net investment income	(0.21)	(0.27)
Net asset value attributable to THL Credit, Inc., end of period	$8.96	$10.44

Per share market value at end of period	$6.56	$7.77
Total return(3)(6)	11.35%	-11.16%
Shares outstanding at end of period	32,119	32,674
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$287,784	$341,092
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4) (7)	10.31%	9.24%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (7)	9.38%	10.55%
Portfolio turnover, attributable to THL Credit, Inc.	5.15%	1.31%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended March 31, 2019 and 2018, the ratio components included 2.66% and 2.75% of base management fee, 0.00% and 0.00% of net incentive fee, 5.69% and 4.59% of borrowing costs, 1.95% and 1.83% of other operating expenses, and 0.01% and 0.07% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)	Not annualized.
(7)	Annualized, except for taxes and the related impact of incentive fees.

11. Stock Repurchase Program

On March 2, 2018 the board of directors authorized a $17,500 stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Unless extended by its board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes our share repurchase under the Company’s stock repurchase program for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
Dollar amount repurchased (1)	$1,323	$—
Shares repurchased	198	—
Average price per share (including commission)	$6.67	$—
Weighted average discount to net asset value	27.36%	—

(1)

Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, the Company purchased 143 shares at an average cost of $6.63, inclusive of commissions.

12. Subsequent Events

From April 1, 2019 through May 9, 2019, the Company made new investments totaling $1,975 and follow-on investments of $11,571 at a combined weighted average yield based upon cost at the time of the investment of 10.1%.

From April 1, 2019 through May 8, 2019, the Company repurchased 310,229 shares of stock for a total cost of $2,096 as part of a 10b5-1 Stock Repurchase Plan, which is the most recent information available to the Company as of the time at which the financial statements are issued. This brings up total shares repurchased since the Company began the 2019 stock repurchase program on March 11, 2019 to 508,712 shares at an aggregate cost of $3,419.

On April 2, 2019, the Company received proceeds of $24,735 from the repayment of its first lien debt in Hart InterCivic, Inc at par.

On May 7, 2019, the Company’s board of directors declared a dividend of $0.21 per share payable on June 28, 2019 to stockholders of record at the close of business on June 14, 2019.

Subject to stockholder approval at the June 2019 annual meeting of stockholders of an amendment to the investment management agreement, the Company has accepted the Advisor’s proposal to pay the Advisor the lesser of (1) the incentive fees that would be due and owing with respect to each quarter during the year ended December 31, 2020 under the formula in place prior to January 1, 2018 and (2) the formula approved by the stockholders at the June 2019 annual stockholder meeting. Therefore, during the 2020 Year, at the end of each quarter, the Company will calculate the incentive fee on net investment income owed by the Company to the Advisor based on each of these two formulas. If, at such quarter end during the 2020 Year, the incentive fee for such quarter, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate incentive fees for such quarter, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts. Such waived fees shall be irrevocable and shall not be subject to recoupment.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2019
Control Investments
—60.00% of net asset value
Control Investments - Majority Owned
—54.79% of net asset value
First lien senior secured debt
—15.21% of net asset value
Southeast
—2.53% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 12.9% (LIBOR+ 10.3%) due 12/31/2020	$6,057	$465	$—	$—	$592	$—	$6,057
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.9% (LIBOR + 10.3% PIK) (3) due 12/31/2020	8,315	—	—	—	(416)	—	1,247
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.7% (LIBOR + 12% PIK) (3) due 12/31/2020	1,885	—	—	—	—	—	—
Subtotal Southeast	$16,257	$465	$—	$—	$176	$—	$7,304

Southwest
—12.68% of net asset value
OEM Group, LLC - Senior secured term loan 12.0% (LIBOR+9.5%)(8% Cash and 4.0% PIK) due 6/30/2022	$19,278	$—	$—	$—	$—	$575	$19,278
OEM Group, LLC - Senior secured revolving term loan 12.0% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	7,989	1,500	—	—	(11)	211	7,989
OEM Group, LLC - Senior secured revolving term loan 12.0% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	9,204	—	—	—	(2)	277	9,204
Subtotal Southwest	$36,471	$1,500	$—	$—	$(13)	$1,063	$36,471

Subtotal first lien senior secured debt	$52,728	$1,965	$—	$—	$163	$1,063	$43,775

Second lien debt
—1.88% of net asset value
Southeast
—1.88% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$162	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$162	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$162	$5,415

Equity Investments
—9.42% of net asset value

Southeast
—8.84% of net asset value
Copperweld Bimetallics, LLC (5)	676.93	$—	$—	$—	$—	$123	$4,038
Copperweld Bimetallics, LLC (6)	609,230	—	—	—	6,151	610	21,394
Loadmaster Derrick & Equipment, Inc. (3)(5)	12,130.51	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	2,955.60	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$6,151	$733	$25,432

Southwest

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2019
—0.58% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$—	$—	$1,674
Subtotal Southwest		$—	$—	$—	$—	$—	$1,674

Subtotal equity investments		$—	$—	$—	$6,151	$733	$27,106

Investments in funds
—28.28% of net asset value
Northeast
—28.28% of net asset value
THL Credit Logan JV LLC (4) (7)		$—	$(3,304)	$—	$(124)	$2,496	$81,397
Subtotal investments in funds		$—	$(3,304)	$—	$(124)	$2,496	$81,397

Total Control Investments - Majority Owned		$1,965	$(3,304)	$—	$6,190	$4,454	$157,693

Control Investments - Less Than Majority Owned
—5.20% of net asset value
Equity Investments

West
—5.20% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(279)	$639	$5,004
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(279)	$639	$14,966

Subtotal equity investments		$—	$—	$—	$(279)	$639	$14,966

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(279)	$639	$14,966

Total Control Investments		$1,965	$(3,304)	$—	$5,911	$5,093	$172,659

Non-controlled, affiliated Investments
—4.51% of net asset value
First lien senior secured debt
—4.51% of net asset value
Southwest
—4.51% of net asset value
Charming Charlie LLC Senior Secured Term Loan (3) 12.5% (LIBOR+10%)(7.5% Cash and 5.0% PIK) due 4/23/2023	$12,080	$—	$—	$—	318	$—	$6,167
Charming Charlie LLC Senior Secured Term Loan (3) 12.5% (LIBOR+10%)(3.5% Cash and 9.0% PIK) due 4/23/2023	14,790	—	—	—	591	—	6,146
Charming Charlie LLC Senior Secured Term Loan 20% Cash Due 5/15/19	671	—	—	—	—	34	671
Charming Charlie LLC Senior Secured Delayed Draw Term Loan due 5/15/2019	—	—	—	—	—	44	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan due 5/15/2019	—	—	—	—	—	11	—
Subtotal Southwest	$27,541	$—	$—	$—	$909	$89	$12,984

Subtotal first lien senior secured debt	$27,541	$—	$—	$—	$909	$89	$12,984

Equity Investments
—0.00% of net asset value
Southwest
—0.00% of net asset value

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2019
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	$(464)	$—	$—
Subtotal Southwest		$—	$—	$—	$(464)	$—	$—

Subtotal equity investments		$—	$—	$—	$(464)	$—	$—

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	13	$—
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	(2)	129	2
Subtotal Northeast		$—	$—	$—	$(2)	$142	$2

Subtotal investments in funds		$—	$—	$—	$(2)	$142	$2

Total Affiliate Investments		$—	$—	$—	$443	$231	$12,986

Total Control and Affiliate Investments—— 64.51% of net asset value		$1,965	$(3,304)	$—	$6,354	$5,324	$185,645

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2019. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2019. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of March 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.49%, 2.56%, 2.60% and 2.66%, respectively. As of March 31, 2019, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.98%, 2.00%, 2.02% and 2.09%, respectively.

(3)	Loan was on non-accrual as of March 31, 2019.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.

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

As of March 31, 2019, we, together with our credit-focused affiliates, collectively had $16.6 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2019, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.1 billion in aggregate commitments into 108 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2019, we, along with our managed funds and separately managed account, have received $1.6 billion of gross proceeds from the realization of investments. The Company alone has received $1.3 billion of gross proceeds from the realization of its investments during this same time period. As of March 31, 2019, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $189.4 million, or 126.2% of committed capital, and $172.0 million, or 92.0% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2019, we had $497.6 million of portfolio investments (at fair value), which represents a $3.9 million, or 0.8% increase from the $493.7 million (at fair value) as of December 31, 2018. Our portfolio consisted of 44 investments, including Greenway, and Greenway II, as of March 31, 2019, compared to 42 portfolio investments, including Greenway and Greenway II, as of December 31, 2018. As of March 31, 2019, we had $172.7 million of controlled portfolio investments (at fair value) in five portfolio companies, which represents a $5.0 million, or 3.0% increase from $167.7 million (at fair value) as of December 31, 2018 in five portfolio companies. The increase in controlled portfolio companies was the result of an increase in fair value of Copperweld Bimetallics Inc. and follow-on revolver investments, net of a return of capital distribution from Logan JV. Our average controlling equity position at March 31, 2019 was approximately $36.1 and $34.5 at cost and fair value, respectively. Our investment in the Logan JV represented 16.4% and 17.2% of our portfolio investments at fair value as of March 31, 2019 and December 31, 2018, respectively. Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

At March 31, 2019, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $11.6 million and $9.9 million, respectively. At December 31, 2018 our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $11.7 million and $10.6 million, respectively.

Investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size and were therefore excluded from the following calculations. Our largest portfolio company investment as of March 31, 2019 and December 31, 2018, excluding the Logan JV and investments where we hold equity only positions or investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $44.2 million and $24.7 million, and $34.0 million and $26.6 million, respectively. Including such investments, our largest portfolio company investment at March 31, 2019 and December 31, 2018 was our investment in the Logan JV, which totaled $89.2 million and $81.4 million, and $92.4 million and $84.8 million at cost and fair value, respectively.

At March 31, 2019, based upon fair value, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR and CDOR, and 3.5% bore interest at fixed rates. At December 31, 2018, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 3.5% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2019	December 31, 2018
First lien senior secured debt (1)	9.2%	10.1%
Second lien debt	12.6%	12.7%
Subordinated debt	16.5%	16.5%
Income-producing equity securities (2)	9.6%	9.6%
Debt and income-producing investments (1)(3)	9.6%	10.4%
Logan JV (4)	11.4%	12.0%
All investments including Logan JV (1)(4)	9.9%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.

(3)	Includes yields on controlled investments,but excludes the yield on the Logan JV.
(4)

As of March 31, 2019 and December 31, 2018, the dividend declared and earned of $2.5 million and $2.4 million for the three months ended March 31, 2019 and December 31, 2018, respectively, represented a yield to us of 11.4% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2019, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of March 31, 2019 and December 31, 2018, 1.8% and 1.9%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2019 and beyond. No assurance can be given that we will be successful in achieving this target.

As of March 31, 2019 and December 31, 2018, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $10.0 million and $9.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2019 and December 31, 2018, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.8 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2019, our portfolio of unsponsored investments included four investments. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 3. As of December 31, 2018, our portfolio of unsponsored investments included four investments. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 3.

As of March 31, 2019, we have closed portfolio investments with 68 different sponsors since inception. As of December 31, 2018, we had closed portfolio investments with 67 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of March 31, 2019			As of December 31, 2018
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$381.5	$329.1	79.1%	$371.8	$329.5	80.6%
Unsponsored Investments (1)	77.3	87.1	20.9%	75.5	79.4	19.4%
Total	$458.8	$416.2	100.0%	$447.3	$408.9	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2019 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$373.2	68.1%	$331.2	66.6%
Investment in Logan JV	89.1	16.3%	81.4	16.4%
Equity investments	46.3	8.5%	48.9	9.8%
Second lien debt	26.2	4.8%	25.5	5.1%
Subordinated debt	9.5	1.7%	6.6	1.3%
Investments in funds	3.4	0.6%	3.6	0.7%
Warrants	0.2	0.0%	0.4	0.1%
Total investments	$547.9	100.0%	$497.6	100.0%

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

We expect the percent of our core assets, which we define as first lien senior secured loans and the Logan JV, to continue to increase as a percent of total investments as we exit non-qualifying BDC assets as defined under the 1940 Act and our controlled equity investments, through sales or repayments, and redeploy these proceeds. We intend to continue our efforts to reposition the portfolio towards these core assets, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates. The following is a summary of the industry classification in which the Company invests as of March 31, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$116.6	$99.5	19.97%	34.56%
Investment funds and vehicles	89.1	81.4	16.36%	28.28%
Healthcare	70.6	69.1	13.89%	24.02%
Consumer products and services	65.5	61.3	12.32%	21.29%
IT services	60.4	58.4	11.74%	20.30%
Energy / utilities	46.8	37.0	7.44%	12.85%
Financial services	35.4	35.5	7.13%	12.32%
Retail & grocery	38.5	28.0	5.62%	9.71%
Business services	18.6	18.8	3.79%	6.56%
Media, entertainment and leisure	5.4	5.5	1.11%	1.91%
Transportation	1.0	3.1	0.63%	1.09%
Total Investments	$547.9	$497.6	100.00%	172.89%

The following is a summary of the industry classification in which the Company invests as of December 31, 2018 (in millions)

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104.6	$94.3	19.09%	31.86%
Investment funds and vehicles	92.4	84.8	17.18%	28.69%
Consumer products and services	74.9	69.1	14.00%	23.37%
Healthcare	62.5	60.2	12.20%	20.37%
IT services	52.4	50.4	10.21%	17.05%
Energy / utilities	46.5	37.1	7.51%	12.53%
Financial services	43.1	42.9	8.68%	14.49%
Retail & grocery	38.5	27.8	5.63%	9.40%
Business services	18.3	18.5	3.76%	6.27%
Media, entertainment and leisure	5.4	5.5	1.11%	1.86%
Transportation	1.0	3.1	0.63%	1.06%
Total Investments	$539.6	$493.7	100.00%	166.95%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2019 and 2018 (in millions).

	Three months ended March 31,
	2019	2018
New portfolio investments	$13.8	—
Existing portfolio investments:
Follow-on investments (1)	17.4	6.6
Delayed draw and revolver investments (1)	3.3	5.2
Total existing portfolio investments	20.7	11.8
Total portfolio investment activity	$34.5	$11.8
Number of new portfolio investments	3	—
Number of follow-on investments	6	8
First lien senior secured debt	$34.3	$5.4
Investment in Logan JV	—	6.4
Equity investments	0.2	—
Total portfolio investments	$34.5	$11.8
Weighted average yield of new debt investments	11.9%	7.8%
Weighted average yield, including all new income-producing investments	11.9%	11.3%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended March 31, 2019 and 2018, we had prepayments and sales of our investments, including any prepayment premiums, totaling $25.5 million and $18.2 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2019

•	Sale of a first lien senior secured term loan in Alex Toys, LLC. with proceeds received of $7.7 million, and
•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million.

For the three months ended March 31, 2018

•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2019, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 12.9% (based on cash invested of $1.2 billion and total proceeds from these exited investments of $1.5 billion). 83.5% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of March 31, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of March 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$89.4	$3.2	$107.4
Perspecta Trident LLC	50.0	22.4	0.8	26.8
Total Investments	$250.0	$111.8	$4.0	$134.2

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$92.6	$—	$107.4
Perspecta Trident LLC	50.0	23.2	—	26.8
Total Investments	$250.0	$115.8	$—	$134.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of March 31, 2019 and December 31, 2018, the Logan JV Credit Facility had $275.0 million and $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.20%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of March 31, 2019 and December 31, 2018, Logan JV had $233.9 million and $241.7 million of outstanding borrowings under the credit facility, respectively. At March 31, 2019, the effective interest rate on the Logan JV Credit Facility was 5.08% per annum.

As of March 31, 2019 and December 31, 2018, Logan JV had total investments at fair value of $336.1 million and $329.8 million, respectively. As of March 31, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 133 and 130 different borrowers, respectively. As of March 31, 2019 and December 31, 2018, there were no loans on non-accrual status. As of March 31, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.1 million and $4.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of March 31, 2019	As of December 31, 2018
First lien secured debt, at par	$333,692	$327,574
Second lien debt, at par	15,592	16,962
Total debt investments, at par	$349,284	$344,536
Weighted average yield on first lien secured loans (1)	7.2%	7.2%
Weighted average yield on second lien loans (1)	10.4%	10.4%
Weighted average yield on all loans (1)	7.3%	7.4%
Number of borrowers in Logan JV	133	130
Largest loan to a single borrower (2)	$5,035	$5,101
Total of five largest loans to borrowers (2)	$24,910	$25,001

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2019 and December 31, 2018, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2019 and 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.6 million and $2.4 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of March 31, 2019 and December 31, 2018, $2.7 million and $2.4 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2019, the distributions declared and earned of $9.8 million for the twelve months ended March 31, 2019, represented a dividend yield to the Company of 11.4% based upon average capital invested. As of March 31, 2019 and December 31, 2018, $0.3 million and $0.2 million, respectively, of return of capital associated with distributions declared was included in the Distributions receivable on our Consolidated Statements of Assets and Liabilities. As of December 31, 2018, distributions declared and earned of $9.8 million for the twelve months ended December 31, 2018, represented a dividend yield to the Company of 14.2% based upon average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.(12)	Banking, Finance, Insurance & Real Estate	7.6% (LIBOR +5%)	03/07/2019	02/01/2026	3,491	$3,422	$3,448
PNI Canada Acquireco Corp	High Tech Industries	7% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,729	1,721	1,703

Total Canada						$5,143	$5,151

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	05/31/2023	983	$972	$953
VAC Germany Holding GmbH	Metals & Mining	6.6% (LIBOR +4%)	02/26/2018	02/26/2025	2,970	2,957	2,959
Total Germany						$3,929	$3,912

Luxembourg
Travelport Finance	Services: Consumer	4.5% (LIBOR +4.5%)	03/18/2019	03/13/2026	3,000	$2,940	$2,921
Total Luxembourg						$2,940	$2,921

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.99% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,813	$4,825
EG Group	Retail	6.6% (LIBOR +4%)	03/23/2018	02/07/2025	2,838	2,826	2,778

Total United Kingdom						$7,639	$7,603

United States of America
1A Smart Start LLC	Services: Consumer	7% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,336	$4,320	$4,336
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.25% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,940	3,925	3,960
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.99% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,959	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,991	3,980
Advanced Computer Software	High Tech Industries	7.24% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,493	1,489	1,493
Advanced Integration Technology LP	Aerospace & Defense	7.38% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,950	1,937	1,931
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,929	1,906
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,222	2,208	2,094
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.73% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,980	3,962	3,960
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.28% (LIBOR +5.5%)	10/01/2018	09/28/2025	1,988	1,960	1,988
Alpha Media LLC	Media: Broadcasting & Subscription	8.83% (LIBOR +6.25%)	02/24/2016	02/25/2022	1,651	1,610	1,577
AMCP Clean Acquisition Co LLC	Wholesale	6.85% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,401	2,390	2,389
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	580	224	224
American Sportsman Holdings Co	Retail	7.5% (LIBOR +5%)	11/22/2016	09/25/2024	3,940	3,898	3,859
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.25% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.25% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,845	1,834	1,836
AP Gaming I LLC	Hotel, Gaming & Leisure	6% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,456	2,451	2,453
APC Aftermarket	Automotive	7.69% (LIBOR +5%)	05/09/2017	05/10/2024	491	484	447
Aptean, Inc.	High Tech Industries	6.86% (LIBOR +4.25%)	12/15/2017	12/20/2022	919	913	921
AQA Aquisition Holding, Inc	High Tech Industries	6.85% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,990	1,990	1,980

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	7% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,323	4,281	4,301
Avaya Inc	Telecommunications	6.85% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,581	2,559	2,575
Barbri Inc	Media: Diversified & Production	6.74% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,083
BCP Qualtek Merger Sub LLC	Telecommunications	8.49% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,950	3,878	3,856
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.48% (LIBOR +4%)	11/17/2017	11/01/2023	2,898	2,887	2,878
Big Ass Fans LLC	Capital Equipment	6.35% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,469	2,459	2,473
Big River Steel LLC	Metals & Mining	7.6% (LIBOR +5%)	08/15/2017	08/23/2023	1,970	1,955	1,982
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,441	1,449
Bomgar Corp	High Tech Industries	6.5% (LIBOR +4%)	04/17/2018	04/18/2025	3,975	3,966	3,934
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	7.01% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,948	2,925	2,831
California Cryobank LLC	Healthcare & Pharmaceuticals	6.6% (LIBOR +4%)	08/03/2018	08/06/2025	3,192	3,178	3,198
Cambium Learning Inc.	Services: Consumer	7% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,995	1,898	1,980
CC Amulet Intermediate, LLC (5) (13)	Healthcare & Pharmaceuticals	3.6% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(13)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.25% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,436	3,406	3,427
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.25% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,925	4,908	4,924
Commercial Barge Line Co	Transportation: Cargo	11.25% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,275	1,254	900
Constellis Holdings, LLC	Aerospace & Defense	7.74% (LIBOR +5%)	04/18/2017	04/21/2024	1,965	1,951	1,881
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	5.99% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,970	1,963	1,975
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.49% (LIBOR +5%)	03/08/2019	05/07/2019	55	54	54
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.49% (LIBOR +5%)	03/08/2019	05/07/2019	92	90	89
Country Fresh Holdings, LLC (6) (13)	Beverage, Food & Tobacco	7.6% (LIBOR +5%)	03/08/2019	05/07/2019	37	(1)	(1)
Country Fresh Holdings, LLC (15)	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,400	4,369	2,195
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.1% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,965	2,959	2,935
CryoLife Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,975	1,967	1,975
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,915	1,919	1,663
Datto, Inc. (12)	Services: Business	6.85% (LIBOR +4.25%)	03/29/2019	03/28/2026	1,875	1,866	1,880
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	247	243
DigiCert, Inc.	High Tech Industries	6.5% (LIBOR +4%)	09/20/2017	10/31/2024	993	989	977
Drilling Info Inc.	High Tech Industries	6.75% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,478	4,458	4,461
DXP Enterprises, Inc.	Wholesale	7.25% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,478	1,467	1,474
Eliassen Group, LLC	Services: Business	7% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,161	4,142	4,141
Empower Payments Acquisition	Services: Business	6.75% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,990	3,981	3,950
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.75% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,587	2,570	2,587
Gold Standard Baking, Inc.	Wholesale	7.13% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,473	2,469	2,250
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.75% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,720	4,701	4,697
Great Dane Merger Sub Inc	High Tech Industries	6.25% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,978	2,964	2,937
Gruden Acquisition Inc.	Transportation: Cargo	8.1% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,964	1,932	1,952
Gulf Finance, LLC	Energy: Oil & Gas	7.86% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,870	1,835	1,498
Heartland Dental LLC (7)	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.75%)	04/19/2018	04/17/2025	33	-	(2)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.25% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,457	1,451	1,418
Help/Systems Holdings, Inc.	High Tech Industries	6.25% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,985	1,981	1,963
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.5% (LIBOR +4%)	12/14/2017	12/19/2024	4,938	4,917	4,863
Hornblower Sub LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,867	1,857	1,868
Idera Inc	High Tech Industries	7% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,326	2,308	2,328
Infoblox Inc.	High Tech Industries	7% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,130	2,097	2,129

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Institutional Shareholder Services, Inc.	Services: Business	7.1% (LIBOR +4.5%)	03/04/2019	02/26/2026	2,000	1,980	1,990
Intermedia Holdings, Inc.	Telecommunications	8.5% (LIBOR +6%)	07/13/2018	07/11/2025	2,993	2,965	3,000
International Textile Group Inc	Consumer goods: Durable	7.49% (LIBOR +5%)	04/20/2018	04/19/2024	981	977	952
Isagenix International LLC	Services: Consumer	8.35% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,925	1,908	1,728
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.88% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,893	3,862	3,893
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.8% (LIBOR +6%)	06/19/2018	10/01/2024	2,211	2,150	2,130
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.85% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	466
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,805
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,954	3,942	3,924
MAG DS Corp.	Aerospace & Defense	7.25% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,978	2,952	2,963
Mavenir Systems Inc	Telecommunications	8.5% (LIBOR +6%)	05/01/2018	05/01/2025	1,985	1,950	1,979
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,965	1,958	1,597
MDVIP Inc	Healthcare & Pharmaceuticals	6.74% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,246	4,234	4,214
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.99% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	746	751
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.24% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,382	2,371	2,346
MLN US Holdco LLC	Telecommunications	7% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,993	2,985	2,947
Morphe, LLC	Consumer goods: Non-Durable	8.5% (LIBOR +6%)	02/21/2017	02/10/2023	2,700	2,674	2,700
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,478	4,469	4,455
New Insight Holdings Inc	Services: Business	8% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,975	1,894	1,968
NextCare, Inc. (8) (13)	Healthcare & Pharmaceuticals	7.35% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.25% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,378	3,351	3,378
Northern Star Holdings Inc.	Utilities: Electric	7.35% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,208	4,189	4,186
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.86% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,972	2,970
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.49% (LIBOR +4%)	08/08/2017	08/01/2024	2,232	2,223	2,199
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.5% (LIBOR +4%)	10/06/2017	10/12/2024	1,975	1,966	1,965
OpenLink	High Tech Industries	7.4% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,773	1,765	1,756
Orion Business Innovations	High Tech Industries	7.19% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	559	562
Orion Business Innovations	High Tech Industries	7.18% (LIBOR +4.5%)	03/04/2019	10/21/2024	833	825	825
Orion Business Innovations	High Tech Industries	7.17% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,913	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.6% (LIBOR +5%)	10/16/2018	08/09/2023	3,980	3,944	3,940
Output Services Group Inc	Services: Business	6.75% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,457	4,438	4,134
Park Place Technologies, LLC	High Tech Industries	6.5% (LIBOR +4%)	03/22/2018	03/22/2025	2,322	2,312	2,312
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.5% (LIBOR +5%)	10/04/2018	09/28/2025	2,985	2,957	2,966
Ping Identity Corp	High Tech Industries	6.25% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,489	1,482	1,490
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,088	3,059	3,061
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	895	599	599
PLH Group Inc	Energy: Oil & Gas	8.74% (LIBOR +6%)	08/01/2018	07/25/2023	4,107	4,018	4,066
Polar US Borrower	Chemicals, Plastics & Rubber	7.54% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,993	2,880	2,996
Premise Health Holding Corp (10) (13)	Healthcare & Pharmaceuticals	6.35% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.35% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,687	3,670	3,674
Project Leopard Holdings Inc	High Tech Industries	7% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,724	1,720	1,705
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.23% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,975	1,959	1,956
Pure Fishing Inc	Consumer goods: Non-Durable	7.06% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,200	1,153	1,192
QuickBase Inc. (12)	High Tech Industries	6.6% (LIBOR +4%)	03/29/2019	03/28/2026	2,100	2,090	2,102
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.49% (LIBOR +7%)	03/16/2018	03/21/2025	1,011	994	1,021

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.5% (LIBOR +3%)	10/18/2017	11/08/2024	2,034	2,018	2,024
SCS Holdings Inc	High Tech Industries	6.75% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,445	1,439	1,452
Silverback Merger Sub Inc	High Tech Industries	6% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,182	1,180	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +4.25%)	02/21/2018	02/27/2023	2,972	2,960	2,972
SMS Systems Maintenance Services Inc (15)	High Tech Industries	7.5% (LIBOR +5%)	02/09/2017	10/30/2023	2,933	2,922	2,297
SoClean, Inc	Healthcare & Pharmaceuticals	8.8% (LIBOR +6%)	02/13/2018	12/20/2022	5,035	4,994	5,061
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,231	1,222	1,229
STS Operating, Inc.	Capital Equipment	6.75% (LIBOR +4.25%)	04/27/2018	12/11/2024	425	424	417
ThoughtWorks, Inc.	High Tech Industries	6.5% (LIBOR +4%)	10/06/2017	10/11/2024	3,971	3,960	3,969
TKC Holdings Inc	Services: Business	6.25% (LIBOR +3.75%)	06/08/2017	02/01/2023	294	293	289
TOMS Shoes LLC	Retail	8% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,920	1,880	1,522
Tupelo Buyer Inc	Transportation: Cargo	6.24% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,199	2,185	2,193
TV Borrower US LLC	High Tech Industries	7.35% (LIBOR +4.75%)	02/16/2017	02/22/2024	980	977	978
Uber Technologies, Inc.	Services: Consumer	6.49% (LIBOR +4%)	03/22/2018	04/04/2025	2,779	2,767	2,785
US Shipping Corp	Utilities: Oil & Gas	6.75% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	201	199
Utility One Source L.P.	Construction & Building	8% (LIBOR +5.5%)	04/07/2017	04/18/2023	983	976	987
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.74% (LIBOR +5%)	12/09/2014	07/01/2020	1,964	1,883	1,768
Vertiv Group Corporation	Capital Equipment	6.63% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,473	1,418
Vistage Worldwide, Inc.	Services: Consumer	6.48% (LIBOR +4%)	02/06/2018	02/10/2025	2,495	2,490	2,476
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,531	2,490	2,424
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,938	4,918	4,913
Yak Access LLC	Energy: Oil & Gas	7.5% (LIBOR +5%)	06/29/2018	07/02/2025	2,963	2,882	2,533
Zenith American Holding, Inc.	Services: Business	7.85% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,982	2,982	2,952
Zenith American Holding, Inc. (11) (13)	Services: Business	7.85% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	(5)	(5)

Total United States of America						$307,044	$301,269

Total Senior Secured First Lien Term Loans						$326,695	$320,856

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.25% (LIBOR +7.75%)	09/26/2017	09/29/2025	1,963	$1,951	$1,944
AQA Aquisition Holding, Inc	High Tech Industries	10.8% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	991	1,000
Constellis Holdings, LLC	Aerospace & Defense	11.74% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	989	958
DigiCert, Inc.	High Tech Industries	10.5% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	587
DiversiTech Holdings Inc	Consumer goods: Durable	10.1% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,940
Gruden Acquisition Inc.	Transportation: Cargo	11% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	496
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.49% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	955
NextCare, Inc.	Healthcare & Pharmaceuticals	11.25% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	988	1,005
Optiv Security Inc	High Tech Industries	9.75% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,495	1,421
Park Place Technologies, LLC	High Tech Industries	10.5% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	690
SESAC Holdco II LLC	Media: Diversified & Production	9.75% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	993	988
TKC Holdings Inc	Services: Business	10.5% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,810
TV Borrower US LLC	High Tech Industries	10.85% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	989	1,001
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.5% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412

Logan JV Loan Portfolio as of March 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.5% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$15,465	$15,279

Total Second Lien Term Loans						$15,465	$15,279

Total Investments						$342,160	$336,135

Cash equivalents
Dreyfus Government Cash Management Fund						13,822	13,822
Other Cash						618	618
Total Cash and Cash equivalents						$14,440	$14,440

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,077, of which $353,371 was unfunded as of March 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,645, of which $460,886 was unfunded as of March 31, 2019.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $36,942, which was unfunded as of March 31, 2019. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $32,609, which was unfunded as of March 31, 2019. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $588,235, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $895,155, of which $288,114 was unfunded as of March 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of March 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Represents a delayed draw commitment of $496,514, which was unfunded as of March 31, 2019. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(12)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month Libor as of March 31, 2019 is shown to reflect possible projected interest rate.
(13)	Unfunded amount will start to accrue interest when the position is funded. 3 month Libor as of March 31, 2019 is shown to reflect possible projected interest rate.
(14)	All investments are pledged as collateral for loans payable unless otherwise noted.
(15)	Investment was not pledged as collateral for loans payable as of March 31, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Below is certain summarized financial information for Logan JV as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018:

Selected Balance Sheet Information

	As of March 31, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $342,160 and $252,710, respectively)	$336,135	$329,771
Cash	14,440	26,868
Other assets	2,747	2,194
Total assets	$353,322	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$231,802	$239,356
Payable for investments purchased	13,151	7,342
Distribution payable	3,750	3,360
Other liabilities	2,872	2,744
Total liabilities	$251,575	$252,802
Members' capital	$101,747	$106,031
Total liabilities and members' capital	$353,322	$358,833

Selected Statement of Operations Information

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,529	$4,504
Fee income	28	59
Total revenues	6,557	4,563
Credit facility expenses (1)	3,305	1,798
Other fees and expenses	123	117
Total expenses	3,428	1,915
Net investment income	3,129	2,648
Net realized (loss) gain	(1,471)	58
Net change in unrealized (depreciation) on investments	1,308	1,143
Net increase in members' capital from operations	$2,966	$3,849

(1)

As of March 31, 2019, Logan JV had $233,929 of outstanding debt under its credit facility with an effective interest rate of 5.08% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under its credit facility with an effective interest rate of 4.72% per annum.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.18 and 2.05 at March 31, 2019 and December 31, 2018, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019				December 31, 2018
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$118.3	21.6%	$133.2	26.7%	$122.7	22.7%	$132.6	26.9%
2(b)	251.4	45.9%	243.1	48.9%	242.1	44.9%	232.7	47.1%
3(c)	92.0	16.8%	77.2	15.5%	135.0	25.0%	109.2	22.1%
4(d)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
5(e)	86.2	15.7%	44.1	8.9%	39.8	7.4%	19.2	3.9%
Total	$547.9	100.0%	$497.6	100.0%	539.6	100.0%	493.7	100.0%

(a)

As of March 31, 2019 and December 31, 2018, Investment Score “1”, based upon fair value, included $30.8 million and $30.6 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of March 31, 2019 and December 31, 2018, Investment Score “2”, based upon fair value, included $47.7 million and $47.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of March 31, 2019 and December 31, 2018, Investment Score “3”, based upon fair value, included $60.1 million and $65.8 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of March 31, 2019 and December 31, 2018, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)	As of March 31, 2019 and December 31, 2018, Investment Score “5”, based upon fair value, included $20.3 million and $18.7, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2019, we had loans on non-accrual status with an amortized cost basis of $68.2 million and fair value of $29.1 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. For additional information, please refer to the Consolidated Schedules of

Investments as of March 31, 2019 and December 31, 2018. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three months ended March 31, 2019 and 2018

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

The following shows the breakdown of investment income for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Interest income on debt securities
Cash interest	$8.7	$11.6
PIK interest	0.7	0.2
Prepayment premiums	—	0.1
Net accretion of discounts and other fees	0.3	0.7
Total interest on debt securities	9.7	12.6
Dividend income (1)	3.7	2.6
Interest income on other income-producing securities (1)	0.1	1.0
Fees related to non-controlled, affiliated investments	0.2	0.3
Other income (2)	0.5	0.2
Total investment income	$14.2	$16.7

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)	For the three months ended March 31, 2019 and 2018, we recognized $0 and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three month periods was primarily due to the contraction in the overall investment portfolio since March 31, 2018, which led to lower interest income, offset by higher dividend income from certain equity investments.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Accumulated PIK balance, beginning of period	$3.9	$3.9
PIK income capitalized/receivable	0.7	0.2
PIK reduction due to sale	(0.1)	—
Accumulated PIK balance, end of period	$4.5	$4.1

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2019 and 2018.

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

The following shows the breakdown of expenses for the three months ended March 31, 2019 and 2018 (in millions):

	For the three months ended March 31,
	2019	2018
Expenses
Interest and fees on Borrowings (a)	$4.1	$3.9
Base management fees	1.9	2.3
Other expenses	1.0	1.0
Administrator expenses	0.4	0.6
Total expenses	7.4	7.8
Income tax provision, excise and other taxes (b)	0.1	0.1
Total expenses after taxes	$7.5	$7.9

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses during the three month periods was due primarily to lower base management fees as a result of portfolio contraction and lower administration expenses allocated from the Advisor.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $6.7 million, or $0.21 per common share based on a weighted average of 32,289,420 common shares outstanding for the three months ended March 31, 2019, as compared to $8.8 million, or $0.27 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended March 31, 2018.

The decrease in net investment income between the three month periods is primarily attributable a decrease in interest on debt and other income-producing investments due to portfolio contraction offset by lower base management fees and administrative expenses.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2019 and 2018 (in millions):

	For the three months ended March 31,
	2019	2018
Aerogroup International Inc. (1)	$(0.8)	$(4.9)
Alex Toys, LLC (2)	(1.5)	0.0
Charming Charlie LLC (3)	0.0	(8.3)
Home Partners of America, Inc. (4)	0.0	0.0
Tri-Starr Management Services, Inc. (5)	0.4	0.0
Other	(0.1)	0.1
Net realized losses	$(2.0)	$(13.1)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.3 million reflected as escrow receivable. The escrow receivable has been adjusted for the three months ended March 31, 2019 to reflect future collectibility.

(2)

On January 11, 2019, we sold our first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7.7 million. The realized loss of $1.5 million was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

In January 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million for the three months ended March 31, 2018, which was offset by a corresponding change in unrealized appreciation in the same amount.

(4)	On February 8, 2019, we sold our first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7.7 million.
(5)

On February 5, 2019, we received an additional $0.4 million in cash proceeds related to the final purchase price true-up in connection with the sale of our investment in Tri-Starr Management Services, Inc. in October 2018. These proceeds were in addition to the escrow receivable balance.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31,
	2019	2018
Gross unrealized appreciation on investments	$9.6	$4.7
Gross unrealized depreciation on investments	(15.2)	(5.1)
Reversal of prior period net unrealized depreciation upon a realization	1.3	10.4
Total	$(4.3)	$10.0

The net change in unrealized appreciation (depreciation) on our investments for the three months ended March 31, 2019 and 2018 was primarily the result of a write-down of certain investments offset the performance of certain portfolio investments, including certain control investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements. During Q1 2018, we booked a reversal of prior period net unrealized depreciation related to restructuring of the Charming Charlie, Inc.

During 2019, the largest reduction in value was in our investment in LAI International Inc., which was placed on non-accrual status with an investment score of “5” during the quarter ended March 31, 2019. This reduction was partially offset by an increase in the value of our investment in Copperweld Bimetallics LLC, where we hold a controlling equity interest.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.1 million and ($0.0) million for consolidated subsidiaries, respectively. As of March 31, 2019 and December 31, 2018, $1.9 million and $2.0 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $0.2 million, or $0.01 per common share based on a weighted average of 32,289,420 common shares for the three months ended March 31, 2019, as compared to $6.3 million, or $0.19 per common share based on a weighted average of 32,673,590 common shares for the three months ended March 31, 2018, respectively.

The changes in net assets from operations between the three months ended March 31, 2019 and 2018 is due primarily to lower interest income as a result of portfolio contraction and the increase of the realized and unrealized losses in the portfolio and the related tax impact.

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

We borrowed $18.0 million under our Revolving Facility for the three months ended March 31, 2019 and repaid $8.8 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $13.5 million under our Revolving Facility for the three months ended March 31, 2018 and repaid $11.4 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities (used) provided cash of $(5.2) million and $6.4 million for the three months ended March 31, 2019 and 2018, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2019, our financing activities included net borrowings of $9.3 million on our Revolving Facility, used $6.8 million for distributions to stockholders, $1.3 million to repurchase common stock and $0.3 million for the payment of financing costs. For the three months ended March 31, 2018, our financing activities included net borrowings of $2.1 million on our Revolving Facility and used $8.8 million for distributions to stockholders.

As of March 31, 2019 and December 31, 2018, we had cash of $2.5 million and $6.9 million, respectively. We had no cash equivalents as of March 31, 2019 and December 31, 2018.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2019 and December 31, 2018 (in millions):

	As of
	March 31, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (5)	Weighted Average Interest Rate (8)
Revolving Facility (6) (7)	$190.0	$117.2	$111.1	4.94%	$275.0	$107.7	$135.1	4.90%
2021 Notes	-	-	-	-	-	-	42.4	-
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	12.1	6.13%
Total	$301.6	$228.8	$222.7	5.68%	$386.6	$219.3	$249.6	5.70%

(1)

As of March 31, 2019, excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.0 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2019.
(3)	Canadian denominated borrowings are converted to USD using the current quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.1 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of March 31, 2019, we had outstanding debt denominated in CAD of $19.4 million on our Revolving Credit Facility. The CAD was converted into USD at a spot exchange rate of $0.75 CAD to $1.00 USD as of March 31, 2019. As of December 31, 2018, we had outstanding debt denominated in CAD of $19.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190.0 million from $275.0 million.

(8)	Represents the weighted average interest rate as of March 31, 2019 and December 31, 2018.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2019. The CDOR rate on the Canadian borrowings outstanding on its Revolving Facility had a one month CDOR period as of March 31, 2019.

As of March 31, 2019, we had USD borrowings of $102.7 million outstanding under the Revolving Facility with a quarter-end interest rate of 5.00% and non-USD borrowings denominated in CAD of $19.4 million ($14.5 million in USD) outstanding under the Revolving Facility with a quarter-end interest rate of 4.48%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between USD and CAD. This movement is beyond our control and cannot be predicted.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The facilities have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 2.00: 1.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

As of March 31, 2019 and December 31, 2018, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2019 and December 31, 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.6 million and $1.7 million were incurred in connection with the Revolving Facility during the three months ended March 31, 2019 and 2018, respectively.

Amortization of deferred financing costs of $0.5 million, which included a one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size, and $0.1 million, respectively, were incurred in connection with the Facilities for the three months ended March 31, 2019 and 2018. As of March 31, 2019, we had $2.0 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, we had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

In accordance with the 1940 Act, with certain exceptions, the Company is only allowed to borrow amounts such that its asset coverage, as defined in the 1940 Act, is at least 200% after such borrowing. The Company’s asset coverage as of March 31, 2019 was in excess of 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are allowed to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. If we receive stockholder approval, we would be allowed to increase our leverage capacity on the first day after such approval. Alternatively, the legislation allows the majority of our independent directors to approve an increase in our leverage capacity, and such approval would become effective after one year. In either case, we would be required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. As a result of this legislation, we may be able to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% if we receive the necessary approval and amend the Revolving Facility and Notes as described below, with lender consent, as described above. We plan to seek approval to increase our leverage up to an amount that reduces our asset coverage ratio from 200% to 150% from our stockholders at the June 2019 annual meeting.

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

The Notes are our direct unsecured obligations and rank: (i) pari passu with our other outstanding and future senior unsecured indebtedness; (ii) senior to any of our future indebtedness that expressly provides it is subordinated to the Notes; (iii) effectively subordinated to all our existing and future secured indebtedness (including indebtedness that is initially unsecured to which we subsequently grant security), to the extent of the value of the assets securing such indebtedness, including without limitation, borrowings under our Revolving Facility; (iv) structurally subordinated to all existing and future indebtedness and other obligations of any of our subsidiaries.

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 200% after such borrowings (or 150% of certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2019, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2019, the carrying amount and fair value of our Notes was $111.6 million and $113.0 million, respectively. As of December 31, 2018, the carrying value and fair value of our Notes was $111.6 million and $111.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2019 and 2018, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2019 and December 31, 2018, we had $3.3 million and $3.5 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2019 and 2018, we incurred interest expense on the Notes of approximately $1.8 million and $1.9 million, respectively.

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

As of March 31, 2019 and December 31, 2018, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2019	December 31, 2018

Unfunded delayed draw facilities
Certify, Inc.	0.2	—
Charming Charlie, LLC (2)	8.3	8.3
Home Partners of America, Inc.	—	5.9
Women's Health USA, Inc.	—	—
	8.5	14.1
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.2	0.1
Certify, Inc.	0.1	-
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.3	1.0
HealthDrive Corporation	1.1	1.8
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
IRC Opco LLC	0.8	—
Loadmaster Derrick & Equipment, Inc.	0.9	—
NCP Investor, Inc.	1.0	1.0
OEM Group, LLC (2)	6.3	2.3
SRS Acquiom Holdings, LLC	0.4	0.4
Sciens Building Solutions, LLC	1.1	2.6
SolutionReach, Inc.	0.9	—
SPST Holdings, LLC	0.8	0.8
Women's Health USA, Inc.	1.5	1.5
	21.1	16.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0

Total unfunded commitments	$30.6	$31.2
(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2019 and 2018, respectively.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of March 31, 2019, the percentage of 2019 income estimated as qualified interest income for tax purposes was 81.3%.

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $17.5 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2019 and 2018 (in millions):

	For the three months ended March 31,
	2019 (1)	2018
Dollar amount repurchased	$1.3	$—
Shares repurchased	0.2	—
Average price per share (including commission)	$6.67	$—
Weighted average discount to net asset value	27.36%	—

(1)

Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, we purchased 0.1 million shares at an average cost of $6.63, inclusive of commissions.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements

Critical accounting policies

For a description of the Company’s critical accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2018 Annual Report on Form 10-K.  The Company considers its most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to the Company’s critical accounting policies as described in the Company’s 2018 Annual report on Form 10-K.

Recent Developments

From April 1, 2019 through May 9, 2019, we made new investments totaling $2.0 million and follow-on investments of $11.6 million at a combined weighted average yield based upon cost at the time of the investment of 10.1%.

From April 1, 2019 through May 8, 2019, we repurchased 310,229 shares of stock for a total cost of $2.1 million as part of a 10b5-1 Stock Repurchase Plan, which is the most recent information available to us as of the time at which the financial statements are issued. This brings up total shares repurchased since we began the 2019 stock repurchase program on March 11, 2019 to 508,712 shares at an aggregate cost of $3.4 million.

On April 2, 2019, we received proceeds of $24.7 million from the repayment of our first lien debt in Hart InterCivic, Inc at par.

On May 7, 2019, our board of directors declared a dividend of $0.21 per share payable on June 28, 2019 to stockholders of record at the close of business on June 14, 2019.

Subject to stockholder approval at the June 2019 annual meeting of stockholders of an amendment to the investment management agreement, we have accepted the Advisor’s proposal to pay the Advisor the lesser of (1) the incentive fees that would be due and owing with respect to each quarter during the year ended December 31, 2020 under the formula in place prior to January 1, 2018 and (2) the formula approved by the stockholders at the June 2019 annual stockholder meeting. Therefore, during the 2020 Year, at the end of each quarter, we will calculate the incentive fee on net investment income owed by us to the Advisor based on each of these two formulas. If, at such quarter end during the 2020 Year, the incentive fee for such quarter, as calculated based on the formula in place after January 1, 2018, would be greater than the aggregate incentive fees for such quarter, as calculated based on the formula in place prior to January 1, 2018, the Advisor shall only be entitled to the lesser of those two amounts. Such waived fees shall be irrevocable and shall not be subject to recoupment.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2019, 96.5% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of March 31, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.90% and 0.90%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our March 31, 2019, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.8	$3.5	$6.3
Up 200 basis points	$6.5	$2.3	$4.2
Up 100 basis points	$3.3	$1.2	$2.1
Down 300 basis points	$(5.4)	$(2.9)	$(2.5)
Down 200 basis points	$(5.1)	$(2.3)	$(2.8)
Down 100 basis points	$(3.3)	$(1.2)	$(2.1)

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 4 - Related Party Transaction to our consolidated financial statements for the years ended March 31, 2019 and 2018 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on March 6, 2018 other than as included in Part II, Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 2, 2018 the board of directors authorized a $17.5 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2019 through January 31, 2019	—	$—	—	$17,442,468
February 1, 2019 through February 28, 2019	—	$—	—	$17,442,468
March 1, 2019 through March 31, 2019 (1)	198,483	$6.67	198,483	$13,677,034
	198,483	$6.67	198,483

(1)

Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, we purchased 143,083 shares at an average cost of $6.63, inclusive of commissions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement, dated as of March 26, 2019, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 29, 2019).

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

THL CREDIT, INC.

Date: May 9, 2019	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer