Form 10-K/A
period 2018-12-31
THL Credit, Inc.
filed 2019-05-24
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                    to

Commission file number 814-00789

THL CREDIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share 6.75% Senior Notes due 2022 6.125% Senior Notes due 2023	TCRD TCRZ TCRW	NASDAQ Global Select Market The New York Stock Exchange The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

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

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2018 Annual Meeting of Stockholders, filed pursuant to Regulation 14A with the Securities and Exchange Commission on May 3, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

EXPLANATORY NOTE

THL Credit, Inc., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on March 6, 2019 (the “Form 10-K”), to provide stand-alone audited financial statements for our investments in two unconsolidated controlled portfolio companies, OEM Group, LLC (“OEM Group”) and Copperweld Bimetallics LLC (“Copperweld”), for the year ended December 31, 2018. The OEM Group audited consolidated financial statements for the fiscal year ended December 31, 2018 (Exhibit 99.1) and unaudited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 (Exhibit 99.2), and Copperweld’s audited consolidated financial statements for the fiscal year ended December 31, 2018 (Exhibit 99.3) and unaudited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 (Exhibit 99.4) are included in Part IV, Item 15 of this filing.

We have determined that each of these unconsolidated controlled portfolio companies have met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X for which we are required, pursuant to Rule 3-09 of Regulation S-X, to attach separate financial statements as exhibits to the Form 10-K. The separate financial statements of OEM Group and Copperweld are being filed as an amendment to the Form 10-K.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Form 10-K. This Amendment does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1.	Financial Statements

(a)	OEM Group

Audited

Consolidated balance sheet as of December 31, 2018

Consolidated statement of operations and comprehensive loss for the year ended December 31, 2018

Consolidated statement of members’ deficit for the year ended December 31, 2018

Consolidated statement of cash flows for the year ended December 31, 2018

Notes to consolidated financial statements

Unaudited

Consolidated balance sheet as of December 31, 2017 and 2016

Consolidated statement of operations and comprehensive loss for the year ended December 31, 2017 and period from March 15, 2016 through December 31, 2016

Consolidated statement of members’ equity for the year ended December 31, 2017 and period from March 15, 2016 through December 31, 2016

Consolidated statement of cash flows for the year ended December 31, 2017 and period from March 15, 2016 through December 31, 2016

Notes to consolidated financial statements

(b)	Copperweld Financial Statements

Audited

Consolidated balance sheet as of December 31, 2018

Consolidated statement of comprehensive income for the year ended December 31, 2018

Consolidated statement of changes in member’s equity (deficit) for the year ended December 31, 2018

Consolidated statement of cash flows for the year ended December 31, 2018

Notes to consolidated financial statements

Unaudited

Consolidated balance sheet as of December 31, 2017 and 2016

Consolidated statements of comprehensive loss for the years ended December 31, 2017 and 2016

Consolidated statement of changes in member’s equity (deficit) for the years ended December 31, 2017 and 2016

Consolidated statement of cash flows for the years ended December 31, 2017 and 2016

Notes to consolidated financial statements

2.	Financial Statement Schedule

None

3.	Exhibits required to be filed by Item 601 of Regulation S-K

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

THL Credit Holdings, Inc.—Delaware
THL Corporate Finance, Inc.—Delaware
THL Credit SBIC, L.P. —Delaware
THL Credit SBIC GP, LLC—Delaware
THL Credit YP Holdings, Inc.—Delaware
THL Credit OEMG Investor, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Financial Statements of OEM Group, LLC as of and for the year ended December 31, 2018 (audited)*

99.2	Financial Statements of OEM Group, LLC as of and for the year ended December 31, 2017 and 2016*

99.3	Financial Statements of Copperweld Bimetallics LLC as of and for the year ended December 31, 2018 (audited)*

99.4	Financial Statements of Cooperweld Bimetallics LLC as of and for the year ended December 31, 2017 and as of and for the period from March 15, 2016 through December 31, 2016*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 24, 2019	By:	/S/ CHRISTOPHER J. FLYNN
THL Credit, Inc.
Christopher J. Flynn
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2019	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn
Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2019	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 24, 2019	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: May 24, 2019	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: May 24, 2019	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: May 24, 2019	By:	/S/ JAMES D. KERN
James D. Kern Director

Date: May 24, 2019	By:	/S/ JANE NELSON
Jane Nelson Director