Form 10-Q
period 2019-06-30
THL Credit, Inc.
filed 2019-08-08
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 7, 2019 was 31,064,603.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2019

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report, and other statements that we may make, may contain forward-looking statements with respect to future financial or business performance, strategies or expectations, anticipated share repurchases or lack thereof, our plans and expectations about future investments, amount and timing of distributions, if any, and the future liquidity of the company. Forward-looking statements are typically identified by words or phrases such as “trend,” “opportunity,” “pipeline,” “believe,” “comfortable,” “expect,” “anticipate,” “current,” “intention,” “estimate,” “position,” “assume,” “potential,” “outlook,” “continue,” “remain,” “maintain,” “sustain,” “seek,” “achieve” and similar expressions, or future or conditional verbs such as “will,” “would,” “should,” “could,” “may” or similar expressions.

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

In addition to factors previously identified elsewhere in this filing, the following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance:

•	the introduction, withdrawal, success and timing of business initiatives and strategies;
•	changes in political, economic or industry conditions, the interest rate environment or financial and capital markets, which could result in changes in the value of our assets;
•	the relative and absolute investment performance and operations of our investment adviser;
•	the impact of increased competition;
•	the impact of future acquisitions and divestitures;
•	the resolution of legal proceedings;
•	our business prospects and the prospects of our portfolio companies;
•	the impact, extent and timing of technological changes and the adequacy of intellectual property protection;
•	the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or THL Credit Advisors LLC, the Advisor;
•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position;
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	June 30, 2019	December 31, 2018
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $296,338 and $333,023, respectively)	$284,598	$313,377
Controlled investments (cost of $186,966 and $181,325, respectively)	178,746	167,733
Non-controlled, affiliated investments (cost of $25,292 and $25,292, respectively)	641	12,543
Cash	4,038	6,860
Interest, dividends, and fees receivable	5,934	5,480
Escrow and other receivables	5,639	7,306
Deferred tax assets	2,188	2,056
Deferred financing costs	1,871	2,314
Prepaid expenses and other assets	501	198
Distributions receivable	311	207
Due from affiliate	224	377
Total assets	$484,691	$518,451
Liabilities:
Loans payable	$102,749	$107,657
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $3,142 and $3,541, respectively)	108,466	108,067
Accrued expenses and other liabilities	2,471	1,652
Deferred tax liability	1,831	1,972
Base management fees payable (net of waiver of $525 and $0, respectively)	1,290	2,112
Accrued incentive fees	676	677
Accrued interest and fees	423	633
Total liabilities	217,906	222,770
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 31,419 and 32,318 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	31	32
Paid-in capital in excess of par	425,288	431,361
Accumulated deficit	(158,534)	(135,712)
Total net assets	$266,785	$295,681
Total liabilities and net assets	$484,691	$518,451
Net asset value per share attributable to THL Credit, Inc.	$8.49	$9.15

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$8,150	$12,780	$16,564	$24,986
Dividend income	—	17	—	17
Other income	1,745	432	2,199	551
From non-controlled, affiliated investments:
Interest income	34	609	67	609
Other income	195	288	392	543
From controlled investments:
Interest income	1,430	1,363	2,778	2,767
Dividend income	3,770	2,827	7,477	5,440
Other income	38	41	75	133
Total investment income	15,362	18,357	29,552	35,046
Expenses:
Interest and fees on borrowings	3,243	3,791	6,641	7,357
Base management fees	1,815	2,333	3,725	4,652
Incentive fees	—	(9)	—	(9)
Administrator expenses	392	537	842	1,128
Other general and administrative expenses	362	573	734	996
Amortization of deferred financing costs	335	312	1,030	620
Professional fees	552	373	949	710
Directors' fees	176	204	364	398
Total expenses	6,875	8,114	14,285	15,852
Management fee waiver	(525)	—	(525)	—
Total expenses, net of management fee waivers	6,350	8,114	13,760	15,852
Income tax provision, excise and other taxes	161	144	238	268
Net investment income	8,851	10,099	15,554	18,926
Realized Gain (Loss) and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(24,066)	(22,254)	(26,483)	(35,467)
Non-controlled, affiliated investments	—	(3,125)	—	(3,125)
Controlled investments	—	245	442	343
Foreign currency transactions	(1)	(202)	2	(203)
Net realized loss on investments	(24,067)	(25,336)	(26,039)	(38,452)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	18,588	16,349	7,907	26,919
Non-controlled, affiliated investments	(12,343)	3,091	(11,901)	3,091
Controlled investments	(540)	(2,723)	5,371	(3,044)
Translation of assets and liabilities in foreign currencies	(323)	533	(641)	1,193
Net change in unrealized appreciation on investments	5,382	17,250	736	28,159
Net change in unrealized depreciation attributable to non-controlling interests	—	(353)	—	(601)
Net realized and unrealized loss from investments	(18,685)	(8,439)	(25,303)	(10,894)
Benefit (provision) for taxes on unrealized gain/loss on investments	164	(121)	271	(154)
Net (decrease) increase in net assets resulting from operations	$(9,670)	$1,539	$(9,478)	$7,878
Net investment income per common share:
Basic and diluted	$0.28	$0.31	$0.49	$0.58
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(0.30)	$0.05	$(0.30)	$0.24
Weighted average shares of common stock outstanding:
Basic and diluted	31,769	32,674	32,028	32,674

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the six months ended June 30,
	2019	2018
(Decrease) increase in net assets from operations:
Net investment income	$15,554	$18,926
Net realized loss on investments	(26,039)	(38,452)
Net change in unrealized appreciation on investments	736	28,159
Net change in unrealized (depreciation) attributable to non-controlling interests	—	(601)
Benefit (provision) for taxes on unrealized (loss) gain on investments	271	(154)
Net (decrease) increase in net assets resulting from operations	(9,478)	7,878
Distributions to stockholders:
Distributions to stockholders from net investment income	(13,399)	(17,644)
Total distributions to stockholders	(13,399)	(17,644)
Capital share transactions:
Repurchase of common stock	(6,019)	—
Net decrease in net assets from capital share transactions	(6,019)	—
Total decrease in net assets	(28,896)	(9,766)
Net assets at beginning of period	295,681	344,029
Net assets at end of period	$266,785	$334,263
Common shares outstanding at end of period	31,419	32,674
Capital share activity:
Shares repurchased	899	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2019	2018
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(9,478)	$7,878
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation on investments	(736)	(27,559)
Net realized loss on investments	28,594	38,660
Net realized (gain) loss on foreign exchange currency transactions	(2)	163
Increase in investments due to interest paid-in-kind	(1,340)	(468)
Amortization of deferred financing costs	1,030	620
Accretion of discounts on investments and other fees	(666)	(1,920)
Changes in operating assets and liabilities:
Purchases of investments	(80,225)	(36,418)
Proceeds from sale and paydown of investments	84,564	69,134
(Increase) decrease in interest, dividends and fees receivable	(455)	121
Decrease in deferred offering costs	—	148
Decrease (increase) in due from affiliates	154	(163)
(Increase) decrease in deferred tax asset	(130)	614
Decrease in prepaid expenses and other assets	1,484	228
Increase (decrease) in accrued expenses and other liabilities	835	(295)
Decrease in accrued credit facility fees and interest	(210)	(214)
Decrease in deferred tax liability	(141)	(503)
Decrease in base management fees payable, net	(823)	(223)
Decrease in accrued incentive fees payable, net	—	(84)
Net cash provided by operating activities	22,455	49,719
Cash flows from financing activities:
Repurchase of common stock	(6,019)	—
Borrowings under credit facility	52,700	31,000
Repayments under credit facility	(58,250)	(54,088)
Distributions paid to stockholders	(13,399)	(17,644)
Financing costs paid	(309)	(59)
Net cash (used in) financing activities	(25,277)	(40,791)
Net (decrease) increase in cash	(2,822)	8,928
Cash, beginning of period	6,860	3,617
Cash, end of period	$4,038	$12,545
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$6,334	$6,919
Income taxes paid	$6	$6
PIK income earned	$1,407	$772

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—106.68% of net asset value
First lien senior secured debt
—92.89% of net asset value
Canada
—7.63% of net asset value
Fairstone Financial Inc. (7)(22)	Financial services	9.0% (LIBOR + 7.0%)	3/31/2017	3/31/2023	$15,305	$15,001	$15,458
PDFTron Systems Inc. (7)	IT services	8.2% (LIBOR + 5.8%)	5/15/2019	5/15/2024	5,000	4,951	4,900
PDFTron Systems Inc. (7)(10)(27)	IT services	8.2% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(11)	—
PDFTron Systems Inc. (7)(9)(10)	IT services	8.2% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(5)	—
				Subtotal Canada	$20,305	$19,936	$20,358
Midwest
—7.50% of net asset value
1-800 Hansons, LLC	Consumer products and services	9.8% (LIBOR + 7.5%) (9.8% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,755	$3,709	$3,530
1-800 Hansons, LLC (9)	Consumer products and services	8.8% (LIBOR + 6.5%)	10/19/2017	10/19/2022	116	112	109
IRC Opco LLC	Healthcare	7.9% (LIBOR + 5.5%)	1/4/2019	1/4/2024	5,427	5,380	5,427
IRC Opco LLC (9)	Healthcare	7.9% (LIBOR + 5.5%)	1/4/2019	1/4/2024	218	211	218
Matilda Jane Holdings, Inc.	Consumer products and services	10.9% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,408	11,261	10,723
				Subtotal midwest	$20,924	$20,673	$20,007
Northeast
—12.70% of net asset value
Certify, Inc.	IT services	8.2% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,522	1,521
Certify, Inc. (28)	IT services	8.2% (LIBOR + 5.8%)	2/28/2019	2/28/2024	35	34	35
Certify, Inc. (9) (10)	IT services	8.2% (LIBOR + 5.8%)	2/28/2019	2/28/2024	—	(1)	—
DataOnline Corp.	IT services	8.3% (LIBOR + 5.8%)	6/7/2019	7/31/2024	2,693	2,667	2,693
HealthDrive Corporation	Healthcare	8.2% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,950	9,861	9,950
HealthDrive Corporation (9)	Healthcare	8.2% (LIBOR + 5.8%)	12/21/2018	12/21/2023	704	688	704
smarTours, LLC	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,386	5,314	5,386
smarTours, LLC (9)(10)	Consumer products and services	9.1% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(10)	—
Urology Management Associates, LLC	Healthcare	7.4% (LIBOR + 5.0%)	8/31/2018	8/31/2024	5,047	4,970	4,996
Women's Health USA, Inc.	Healthcare	8.2% (LIBOR + 5.8%)	10/9/2018	10/9/2023	7,901	7,881	7,861
Women's Health USA, Inc. (9)	Healthcare	8.1% (LIBOR + 5.8%)	10/9/2018	10/9/2023	729	712	729
Women's Health USA, Inc.	Healthcare	8.1% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	—	—
				Subtotal northeast	$33,989	$33,638	$33,875

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

Southeast
—12.03% of net asset value
Virtus Pharmaceuticals, LLC	Healthcare	12.1% (8)	7/17/2014	7/17/2019	$24,013	$24,007	$23,893
Whitney, Bradley & Brown, Inc.	Business services	9.9% (LIBOR + 7.5%)	10/18/2017	10/18/2022	8,128	8,064	8,209
				Subtotal southeast	$32,141	$32,071	$32,102
Southwest
—23.58% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.9% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$9,632	$9,634	$9,487
BCDI Rodeo Dental Buyer, LLC	Healthcare	7.5% (LIBOR + 5.0%)	5/14/2019	5/14/2025	7,500	7,425	7,388
BCDI Rodeo Dental Buyer, LLC (9)(10)	Healthcare	7.5% (LIBOR + 5.0%)	5/14/2019	5/14/2025	—	(16)	—
BCDI Rodeo Dental Buyer, LLC (9)	Healthcare	7.5% (LIBOR + 5.0%)	5/14/2019	5/14/2025	—	—	—
Holland Intermediate Acquisition Corp.	Energy / utilities	11.4% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	18,125
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.4% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.8% (LIBOR + 10.3%)	3/28/2014	3/28/2020	24,636	24,558	23,651
Riveron Acquisition Holdings, Inc.	Business services	8.6% (LIBOR + 6.3%)	5/22/2019	5/22/2025	4,348	4,262	4,261
				Subtotal southwest	$67,439	$67,186	$62,912
West
—29.45% of net asset value
ABC Legal Services, Inc.	Business services	7.8% (LIBOR + 5.5%)	6/21/2019	6/21/2024	$10,000	$9,825	$9,825
ABC Legal Services, Inc. (9)(10)	Business services	7.8% (LIBOR + 5.5%)	6/21/2019	6/21/2024	—	(15)	—
Alpine SG, LLC	IT services	8.1% (LIBOR + 5.5%)	4/9/2019	11/16/2022	1,316	1,303	1,303
Alpine SG, LLC	IT services	8.1% (LIBOR + 5.5%)	4/9/2019	11/16/2022	659	653	652
Barry's Bootcamp	Consumer products and services	8.6% (LIBOR + 6.0%)	5/23/2019	7/14/2022	893	893	893
EBS Intermediate LLC (26)	Consumer products and services	7.9% (LIBOR + 5.5%)	10/2/2018	10/2/2023	7,929	7,811	7,929
EBS Intermediate LLC (9) (10)(26)	Consumer products and services	7.9% (LIBOR + 5.5%)	10/2/2018	10/2/2023	—	(25)	—
Evergreen Services Group, LLC	IT services	8.5% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,476	9,394	9,381
Gener8, LLC	Business services	7.9% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,955	5,881	5,955
Gener8, LLC (9)	Business services	7.9% (LIBOR + 5.5%)	8/14/2018	8/14/2023	750	731	750
It's Just Lunch International LLC	Media, entertainment and leisure	10.9% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,453	5,500
MeriCal, LLC	Consumer products and services	8.2% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,528	7,528	7,285
NCP Investor Inc	Healthcare	8.1% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,143	7,050	7,054
NCP Investor Inc (9) (10)	Healthcare	8.1% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(13)	—
Sciens Building Solutions, LLC	Business services	8.1% (LIBOR + 5.8%)	2/2/2017	2/2/2022	9,318	9,227	9,318
Sciens Building Solutions, LLC	Business services	8.1% (LIBOR + 5.8%)	2/2/2017	2/2/2022	1,039	1,021	1,039
SolutionReach, Inc.	IT services	8.1% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,650	6,529	6,650
SolutionReach, Inc. (9) (10)	IT services	8.1% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(17)	—
SRS Acquiom Holdings LLC	Financial services	8.2% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,975	4,930	5,025
SRS Acquiom Holdings LLC (10)(25)	Financial services	8.2% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

				Subtotal west	$79,131	$78,156	$78,559

			Subtotal first lien senior secured debt		$253,929	$251,660	$247,813

Second lien debt
—7.54% of net asset value
Northeast
—4.50% of net asset value
Merchants Capital Access, LLC (15)	Financial services	12.8% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,924	$12,000
				Subtotal northeast	$12,000	$11,924	$12,000
Southeast
—3.04% of net asset value
MB Medical Operations LLC	Healthcare	11.4% (LIBOR + 9.0%)	12/7/2016	6/7/2022	$9,023	$8,926	$8,121
				Subtotal southeast	$9,023	$8,926	$8,121

			Subtotal second lien debt		$21,023	$20,850	$20,121

Subordinated debt
—2.52% of net asset value
Southeast
—2.52% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	12/31/2019	$9,616	$9,616	$6,731
			Subtotal southeast		$9,616	$9,616	$6,731

			Subtotal subordinated debt		$9,616	$9,616	$6,731

Equity investments
—2.34% of net asset value
Midwest
—0.12% of net asset value
Matilda Jane Holdings, Inc. (13)(18)	Consumer products and services		4/28/2017		488,896	$489	$139
New Host Holdings, LLC (19)	IT services		12/27/2013		20,000	200	—
New Host Holdings, LLC (18)	IT services		12/27/2013	12/13/2020	1,800	1,800	196
			Subtotal midwest			$2,489	$335
Northeast
—1.69% of net asset value
Alex Toys, LLC (12)(13)(14)(19)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (12)(13)(14) (18)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (19)	IT services		2/28/2019		8,409	175	197
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		58	—	—

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

Specialty Brands Holdings, LLC (19)	Restaurants	6/29/2018	1,232	—	—
SPST Holdings, LLC (12)(14)(19)	Consumer products and services	10/31/2017	2,158	216	228
Urology Management Associates, LLC (19)	Healthcare	8/31/2018	769	769	960
Wheels Up Partners, LLC (12)(14)(19)	Transportation	1/31/2014	1,000,000	1,000	3,124
		Subtotal northeast		$4,048	$4,509
Southeast
—0.11% of net asset value
Virtus Pharmaceuticals, LLC (12)(14)(19)	Healthcare	3/31/2015	8,275	$127	$—
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare	3/31/2015	232	244	293
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare	3/31/2015	590	590	—
		Subtotal southeast		$961	$293
Southwest
—0.21% of net asset value
Allied Wireline Services, LLC (12)(14)(19)	Energy / utilities	2/28/2014	618,868	$619	$119
Dimont & Associates, Inc. (19)	Financial services	3/14/2016	313	129	—
Igloo Products Corp. (19)	Consumer products and services	4/30/2014	1,902	1,716	449
		Subtotal southwest		$2,464	$568
West
—0.20% of net asset value
MeriCal, LLC (12) (13) (18)	Consumer products and services	9/30/2016	521	$505	$252
MeriCal, LLC (12) (13) (19)	Consumer products and services	9/30/2016	5,334	10	—
Sciens Building Solutions, LLC (12) (18)	Business services	7/12/2017	170	186	294
		Subtotal west		701	$546

		Subtotal equity		10,663	6,251

Warrants
—0.04% of net asset value
Southwest
—0.04% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities	2/28/2014	501,159	$175	$97
		Subtotal southwest		$175	$97

		Subtotal warrants		$175	$97

Investments in funds
—1.34% of net asset value
Midwest
—1.15% of net asset value
Freeport Financial SBIC Fund LP (15)(23)	Financial services	6/14/2013		$2,957	$3,073

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

				Subtotal midwest		$2,957	$3,073
West
—0.19% of net asset value
Gryphon Partners 3.5, L.P. (15)(23)	Financial services		11/20/2012			$417	$512
				Subtotal west		$417	$512

			Subtotal investments in funds			$3,374	$3,585

Total non-controlled/non-affiliated investments
—106.68% of net asset value						$296,338	$284,598

Controlled investments
—67.00% of net asset value

First lien senior secured debt
—17.35% of net asset value
Southeast
—2.89% of net asset value
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.8% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$9,406	$7,307	$941
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	14.5% (LIBOR+ 12.0% PIK)	7/1/2016	12/31/2020	2,169	1,053	—
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.8% (LIBOR + 10.3%)	1/17/2017	12/31/2020	6,801	6,000	6,801
				Subtotal southeast	$18,376	$14,360	$7,742
Southwest
—14.46% of net asset value

OEM Group, LLC (16)	Industrials and manufacturing	11.9% (LIBOR + 9.5%) (7.9% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$19,473	$19,473	$19,473
OEM Group, LLC (16)	Industrials and manufacturing	11.9% (LIBOR + 9.5%) (7.9% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,298	9,298	9,298
OEM Group, LLC (16)	Industrials and manufacturing	11.9% (LIBOR + 9.5%) (7.9% Cash + 4.0% PIK)	6/26/2018	6/30/2022	9,781	9,649	9,781
				Subtotal southwest	$38,552	$38,420	$38,552

			Subtotal first lien senior secured debt		$56,928	$52,780	$46,294

Second lien debt
—2.03% of net asset value

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

Southeast
—2.03% of net asset value
Copperweld Bimetallics LLC (16)	Industrials and manufacturing	12.0%	10/5/2016	10/5/2021	$5,415	$5,415	$5,415
				Subtotal southeast	$5,415	$5,415	$5,415

			Subtotal second lien debt		$5,415	$5,415	$5,415

Equity investments
—16.51% of net asset value
Southeast
—10.37% of net asset value
Copperweld Bimetallics LLC (16)(18)(24)	Industrials and manufacturing		10/5/2016		677	$3,501	$4,038
Copperweld Bimetallics LLC (16)(19)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	23,613
Loadmaster Derrick & Equipment, Inc. (16)(18)	Energy / utilities		7/1/2016		12,131	1,114	—
Loadmaster Derrick & Equipment, Inc. (16)(19)	Energy / utilities		12/21/2016		2,956	—	—
				Subtotal southeast		$13,565	$27,651
Southwest
—0.55% of net asset value
OEM Group, LLC (12)(13)(16)(21)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$1,473
				Subtotal southwest		$8,890	$1,473
West
—5.59% of net asset value
C&K Market, Inc. (16)(19)	Retail & grocery		11/3/2010		1,992,365	$2,271	$4,961
C&K Market, Inc. (16)(18)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal west		$13,227	$14,923

				Subtotal equity		$35,682	$44,047
Investments in funds
—31.11% of net asset value
Northeast
—31.11% of net asset value
THL Credit Logan JV LLC (12)(15)(16)(17)(19)(23)	Investment funds and vehicles		12/3/2014		—	$93,089	$82,990
				Subtotal northeast		93,089	82,990

			Subtotal investments in funds			$93,089	$82,990
Total controlled investments
—67.00% of net asset value						$186,966	$178,746

Non-controlled/affiliated investments
—0.24% of net asset value

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

First lien senior secured debt
—0.24% of net asset value
Southwest
Charming Charlie LLC (20)	Retail & grocery	12.6% (LIBOR + 10%) (7.6% Cash + 5.0% PIK)	4/24/2018	4/24/2023	$12,209	$11,064	$—
Charming Charlie LLC (20)	Retail & grocery	12.6% (LIBOR + 10%) (3.6% Cash + 9.0% PIK)	4/24/2018	4/24/2023	14,949	13,555	$—
Charming Charlie LLC (20)	Retail & grocery		4/24/2018	5/15/2019	—	—	—
Charming Charlie LLC (20)	Retail & grocery		3/1/2019	5/15/2019	—	—	—
Charming Charlie LLC (20)	Retail & grocery	20.0%	9/27/2018	5/15/2019	671	671	637

				Subtotal southwest	$27,829	$25,290	$637

				Subtotal first lien senior secured debt		$25,290	$637
Equity investments
—0.00% of net asset value
Southwest
Charming Charlie LLC (19)	Retail & grocery		4/24/2018		128,307,716	$—	$—
				Subtotal southwest		$—	$—

				Subtotal equity		$—	$—
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(15)(19)(23)	Investment funds and vehicles		1/27/2011			$—	$1
THL Credit Greenway Fund II LLC (12)(15)(19)(23)	Investment funds and vehicles		3/1/2013			2	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments

—0.24% of net asset value						$25,292	$641

Total investments—173.92% of net asset value						$508,596	$463,985

(1)

All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2019

(dollar amounts in thousands)

(unaudited)

Securities Act of 1933, as amended, or the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.

(2)	All investments are pledged as collateral under the Revolving Facility.
(3)

As of June 30, 2019, 25.2% and 25.6% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2019. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of June 30, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.40%, 2.33%, 2.32% and 2.20%, respectively. As of June 30, 2019, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.96%, 1.97%, 1.97% and 2.02%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

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
(16)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended June 30, 2019 in which the issuer was a portfolio company that the Company is deemed to control.

(17)

On December 3, 2014, the Company entered into an agreement with Perspecta (as described in Note 3 hereto) to create THL Credit Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(18)	Preferred stock.
(19)	Common stock and member interest.
(20)	Loan was on non-accrual as of June 30, 2019.
(21)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2019.
(22)	Canadian denominated investment with a par and fair market value of Canadian Dollars (CAD) $20,000 and CAD $20,200, respectively.
(23)	Investment is measured at fair value using net asset value.
(24)	Company’s preferred stock is income-producing with a stated rate of 12.0% due quarterly.
(25)	Issuer pays 0.38% unfunded commitment fee on revolving loan facility.
(26)	Investment previously known as Rollins Enterprises LLC.
(27)	Issuer pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(28)	Issuer pays 0.25% unfunded commitment fee on revolving loan facility.

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
Southwest
—35.21% of net asset value

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

Equity investments
—2.32% of net asset value
Midwest
—0.18% of net asset value
Matilda Jane Holdings, Inc. (13)(18)	Consumer products and services		4/28/2017		488,896	$489	$343
New Host Holdings, LLC (19)(29)	IT services		12/27/2013		20,000	200	-
New Host Holdings, LLC (18)(29)	IT services		12/27/2013	12/13/2020	1,800	1,800	196
			Subtotal midwest			$2,489	$539
Northeast
—1.42% of net asset value
Alex Toys, LLC (12)(13)(14)(19)	Consumer products and services		5/22/2015		153.85	$1,000	$—
Alex Toys, LLC (12)(13)(14) (18)	Consumer products and services		6/22/2016	6/12/2021	121.18	888	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		57.63	—	—
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		1,232.27	—	—
SPST Holdings, LLC (12)(14)(19)	Consumer products and services		10/31/2017		2,158.27	216	228
Urology Management Associates, LLC (19)	Healthcare		8/31/2018		769.23	769	842
Wheels Up Partners, LLC (12)(14)(19)	Transportation		1/31/2014		1,000,000.00	1,000	3,124
			Subtotal northeast			$3,873	$4,194
Southeast
—0.06% of net asset value
Virtus Pharmaceuticals, LLC (12)(14)(19)	Healthcare		3/31/2015		8,275.48	$127	$-

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

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2019

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

The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. In accordance with Article 6 of Regulation S-X under the Securities Act of 1933, as amended, and the Securities and Exchange Act of 1934, as amended, the Company generally will not consolidate its interest in any company other than in investment company subsidiaries and controlled operating companies substantially all of whose business consists of providing services to the Company. The Company has made reclassifications to the presentation of certain prior year information to conform with the current period presentation.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in THL Credit OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC, or Logan JV. See also the disclosure under the heading, Logan JV.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2019 and December 31, 2018.

Deferred Financing Costs

Deferred financing costs consist of fees and expenses paid in connection with the closing and amendments of the Revolving Facility (as defined in Note 7 hereto) and public offering of Notes (as defined in Note 7 hereto) including legal, accounting, printing fees and other related expenses, as well as costs incurred in connection with the filing of a shelf registration statement. These costs are capitalized at the time of payment and are amortized using the straight line and effective yield methods over the term of the Revolving Facility and Notes, respectively.

Under the Notes payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the old arrangement is lower than the borrowing capacity of the new arrangement evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash, accounts payable and accrued expenses, approximate fair value due to their short-term nature. The carrying amounts and fair values of the Company’s long-term debt obligations are disclosed in Note 7, Borrowings.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company undertakes a multi- step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments;
•	valuation recommendations are then presented to the pricing committee of the Advisor and voted upon;
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

Debt Investments

For debt investments, the Company generally determines the fair value using an income approach that analyzes the future cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, discounted at the comparative yield which takes into consideration financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the instrument. The determination of the comparative yield considers changes in weighted average cost of capital, leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, determined using comparable company technique of the market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The comparable company technique of the market approach determines enterprise value using a multiple analysis of comparable transactions, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

Escrow receivable and other receivables

Escrow receivables are categorized within Level 3 of the fair value hierarchy where the net realizable value of the escrow receivables approximates fair value. The fair value is determined using probability weighted scenario analysis.

Other receivables is categorized within Level 3 of the fair value hierarchy where the net realizable value of the receivables approximates fair value. The fair value is determined using a waterfall analysis based on anticipated proceeds.

Equity

The Company generally uses the market approach to value its equity investments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities (including a business). The measurement is based on the value indicated by current market expectations about those future amounts. In following this approach, the types of factors that the Company may take into account in fair value pricing the Company’s investments include, as relevant: available current market data, including relevant and applicable market trading and transaction comparables, applicable market yields and multiples, the current investment performance rating, information rights, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, its earnings and discounted cash flows, the markets in which the portfolio company does business, comparisons of financial ratios of peer companies that are public, transaction comparables, the Company’s principal market as the reporting entity and enterprise values, among other factors.

Investment in Funds

In circumstances in which net asset value per share of an investment is indicative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2019, the Company had loans on non-accrual status with an amortized cost basis of $39,650 and fair value of $8,379. As of June 30, 2018, the Company had loans on non-accrual status with an amortized cost basis of $9,742 and fair value of $4,043.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2019 and 2018:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Accumulated PIK balance, beginning of period	$4,507	$4,131	$3,879	$3,922
PIK income capitalized/receivable	710	565	1,407	774
PIK reduction due to sale	—	—	(69)	—
PIK reduction due to repayments	(538)	(1,113)	(538)	(1,113)
Accumulated PIK balance, end of period	$4,679	$3,583	$4,679	$3,583

Interest income from the Company’s tax receivable agreements (“TRAs”) was recorded based upon an estimation of an effective yield to expected maturity using anticipated cash flows. Amounts in excess of income recognized were recorded as a reduction to the cost basis of the investment. The Company monitored the anticipated cash flows from its TRA and adjusted its effective yield periodically as needed.

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2019 and 2018.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended June 30, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $161 and $157, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax expenses of $238 and $303, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Current income tax benefit:
Current income tax provision	$—	$(11)	$—	$(8)
Deferred income tax benefit (provision):
Deferred income tax benefit	—	24	—	43
Benefit (provision) for taxes on unrealized gain on investments	164	(121)	271	(154)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2019 and December 31, 2018, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019 and December 31, 2018, $1,831 and $1,972, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2019 and December 31, 2018, $2,188 (net of $4,520 allowance) and $2,056 (net of $4,396 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2019:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$294,744	$—	$—	$294,744
Second lien debt	25,536	—	—	25,536
Subordinated debt	6,731	—	—	6,731
Equity investments	50,298	—	—	50,298
Warrants	97	—	—	97
Investment in Logan JV (1)	82,990	—	—	—
Investments in funds (1)	3,589	—	—	—
Total investments	$463,985	$—	$—	$377,406

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$329,348	$—	$—	$329,348
Second lien debt	25,295	—	—	25,295
Subordinated debt	6,556	—	—	6,556
Equity investments	43,534	—	—	43,534
Warrants	580	—	—	580
Investment in Logan JV (1)	84,825	—	—	—
Investments in funds (1)	3,515	—	—	—
Total investments	$493,653	$—	$—	$405,313

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of June 30, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$93,091	$82,994	17.89%	31.12%
Industrials and manufacturing	74,792	79,822	17.21%	29.93%
Healthcare	78,812	77,594	16.72%	29.08%
Consumer products and services	65,975	60,574	13.05%	22.70%
Business services	39,182	39,651	8.55%	14.86%
Financial services	35,355	36,068	7.77%	13.52%
Energy / utilities	47,225	35,570	7.67%	13.33%
IT services	29,194	27,528	5.93%	10.32%
Retail & grocery	38,517	15,560	3.35%	5.83%
Media, entertainment and leisure	5,453	5,500	1.19%	2.06%
Transportation	1,000	3,124	0.67%	1.17%
Total Investments	$508,596	$463,985	100.00%	173.92%

The following is a summary of the industry classification in which the Company invests as of December 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104,643	$94,197	19.09%	31.86%
Investment funds and vehicles	92,396	84,829	17.18%	28.69%
Consumer products and services	74,921	69,101	14.00%	23.37%
Healthcare	62,484	60,234	12.20%	20.37%
IT services	52,367	50,426	10.21%	17.05%
Energy / utilities	46,494	37,052	7.51%	12.53%
Financial services	43,069	42,859	8.68%	14.49%
Retail & grocery	38,516	27,783	5.63%	9.40%
Business services	18,308	18,548	3.76%	6.27%
Media, entertainment and leisure	5,442	5,500	1.11%	1.86%
Transportation	1,000	3,124	0.63%	1.06%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$142,703	$133,378	28.73%	49.99%
Southwest	$142,425	$104,238	22.47%	39.07%
West	$92,501	$94,540	20.38%	35.44%
Southeast	$84,914	$88,055	18.98%	33.01%
Midwest	$26,117	$23,416	5.05%	8.78%
Canada	$19,936	$20,358	4.39%	7.63%
Total Investments	$508,596	$463,985	100.00%	173.92%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$185,747	$154,689	31.34%	52.31%
Northeast	160,182	$151,210	30.63%	51.14%
West	72,340	$74,788	15.15%	25.29%
Southeast	77,935	$71,874	14.56%	24.31%
Midwest	28,435	$26,522	5.37%	8.97%
Canada	15,001	$14,570	2.95%	4.93%
Total Investments	$539,640	$493,653	100.00%	166.95%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value of the investment (or its equivalent) without further adjustment if the net asset value of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within one to four years.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$200,893	Discounted cash flows (income approach)	Comparative Yield	10%		-	11%		(11%)
	58,633	Market comparable companies (market approach)	EBITDA Multiple	5.6	x	-	6.6	x	(6.1	x)
	9,297	Market comparable companies (market approach)	Revenue Multiple	2.0	x	-	2.3	x	(2.2	x)
Second lien debt	20,121	Discounted cash flows (income approach)	Comparative Yield	14%		-	16%		(15%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	6.0	x	(5.5	x)
Subordinated debt	6,731	Market comparable companies (market approach)	EBITDA Multiple	4.3	x	-	5.3	x	(4.8	x)
Equity investments	46,977	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.4	x	(5.0	x)
	3,321	Market comparable companies (market approach)	Revenue Multiple	3.2	x	-	3.7	x	(3.4	x)
Warrants	97	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	6.3	x	(5.8	x)

Total Level 3 Investments	$351,485

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $25,921 of first lien senior secured debt for which the Advisor did not develop the unobservable inputs for the determination of fair value (examples include pending transactions).

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

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities is the comparative yield. Significant increases (decreases) in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement. In determining the comparative yield, for the income, or yield approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate comparative yield to use in the income approach.

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

The following table rolls forward the changes in fair value during the six months ended June 30, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	76,292	—	—	191	—	76,483
Sales and repayments	(81,634)	—	—	—	—	(81,634)
Unrealized appreciation (depreciation)(1)	(2,386)	205	(75)	6,573	(483)	3,834
Realized loss	(28,594)	—	—	—	—	(28,594)
Net amortization of premiums, discounts and fees	628	36	—	—	—	664
PIK	1,090	—	250	—	—	1,340
Ending balance, June 30, 2019	$294,744	$25,536	$6,731	$50,298	$97	$377,406
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(11,194)	$205	$(75)	$6,575	$(483)	$(4,972)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	15,521	—	—	—	—	—	15,521
Sales and repayments	(50,066)	(950)	(12,302)	(14,067)	—	—	(77,385)
Unrealized appreciation (depreciation)(1)	4,348	20,430	504	1,751	202	(45)	27,190
Realized (loss) gain	(10,748)	(21,013)	(1,210)	(1,119)	—	—	(34,090)
Net amortization of premiums, discounts and fees	1,739	41	71	71	—	—	1,922
PIK	149	—	223	95	—	—	467
Ending balance, June 30, 2018	$368,040	$31,273	$6,391	$55,905	$277	$11,214	$473,100
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(3,447)	$80	$(512)	$705	$202	$(45)	$(3,017)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the six months ended June 30, 2019 and 2018 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and THL Credit Logan JV, LLC for the six months ended June 30, 2019 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the six months ended June 30, 2018. The below table summarizes the above mentioned financial data, with the exception of Copperweld Bimetallics, LLC and OEM Group, LLC for the six months ended June 30, 2019, which is presented in a separate tabular disclosure further below.

	For the six months ended June 30, 2019
Income Statement	2019	2018
Net Sales	$249,679	$276,820
Gross Profit	110,327	62,406
Net loss	(8,922)	(8,642)

The below table summarizes the financial information for Copperweld Bimetallics, LLC for the six months ended June 30, 2019.

Income Statement	For the six months ended June 30, 2019
Net Sales	$46,235
Gross Profit	8,714
Net income	3,568

The below table summarizes the financial information for OEM Group, LLC for the six months ended June 30, 2019.

Income Statement	For the six months ended June 30, 2019
Net Sales	$17,912
Gross Profit	4,904
Net loss	(8,099)

Logan JV

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

Logan JV is an investment company under ASC 946. However, in accordance with such guidance, the Company will generally not consolidate its investment in a company other than a wholly owned investment company subsidiary or a controlled operating company whose business consists of providing services to the Company. Accordingly, the Company does not consolidate its non-controlling interest in Logan JV.

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

As of June 30, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2019
Member	Total Commitments	Contributed Capital (1)	Unfunded Commitments
THL Credit, Inc.	$200,000	$96,600	$103,400
Perspecta Trident LLC	50,000	24,150	25,850
Total Investments	$250,000	$120,750	$129,250

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200,000	$92,600	$107,400
Perspecta Trident LLC	50,000	23,200	26,800
Total Investments	$250,000	$115,800	$134,200

(1)	Includes $3,200 of non-recallable return of capital for THL Credit, Inc. and $800 non-recallable return of capital for Perspecta Trident LLC

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2019 and December 31, 2018, the Logan JV Credit Facility had $275,000 and $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.20%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2019 and December 31, 2018, Logan JV had $234,662 and $241,679 of outstanding borrowings under the credit facility, respectively. At June 30, 2019, the effective interest rate on the Logan JV Credit Facility was 4.88% per annum.

As of June 30, 2019 and December 31, 2018, Logan JV had total investments at fair value of $322,761 and $329,771, respectively. As of June 30, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 128 and 130 different borrowers, respectively. As of June 30, 2019, there was one loan on non-accrual status with an amortized cost and fair value of $2,469 and $1,407, respectively. As of December 31, 2018, there were no loans on non-accrual status. As of June 30, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,375 and $4,263, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019	As of December 31, 2018
First lien secured debt, at par	$323,615	$327,574
Second lien debt, at par	12,629	16,962
Total debt investments, at par	$336,244	$344,536
Weighted average yield on first lien secured loans (1)	7.1%	7.2%
Weighted average yield on second lien loans (1)	10.2%	10.4%
Weighted average yield on all loans (1)	7.2%	7.4%
Number of borrowers in Logan JV	128	130
Largest loan to a single borrower (2)	$5,022	$5,101
Total of five largest loans to borrowers (2)	$24,949	$25,001

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2019 and December 31, 2018, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended June 30, 2019 and 2018, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,560 and $2,400, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the six months ended June 30, 2019 and 2018, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $5,160 and $4,800, respectively. As of June 30, 2019 and December 31, 2018, $2,689 and $2,481, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019 and December 31, 2018, $311 and $207, respectively, of return of capital associated with distribution declared was included the Distribution receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019, distributions declared and earned of $10,009 for the twelve months ended June 30, 2019, represented a dividend yield to the Company of 11.1% based upon average capital invested. As of December 31, 2018, distributions declared and earned of $9,912 for the twelve months ended December 31, 2018, represented a dividend yield to the Company of 12.0% based upon average capital invested.

Logan JV Portfolio as of June 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.	Services: Business	7.58% (LIBOR +5%)	03/07/2019	2/1/2026	3,483	$3,416	$3,430
PNI Canada Acquireco Corp	High Tech Industries	6.9% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,725	1,717	1,710

Total Canada						$5,133	$5,140

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	5/31/2023	980	$970	$938
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	2/26/2025	2,963	2,951	2,963
Total Germany						$3,921	$3,901

Luxembourg
Travelport Finance	Services: Consumer	7.54% (LIBOR +5%)	03/18/2019	5/30/2026	3,000	$2,941	$2,830
Total Luxembourg						$2,941	$2,830

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.9% (LIBOR +5.5%)	08/07/2018	8/7/2025	5,000	$4,821	$4,825
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	2/7/2025	2,831	2,819	2,788

Total United Kingdom						$7,640	$7,613

United States of America
1A Smart Start LLC	Services: Consumer	6.83% (LIBOR +4.5%)	08/28/2015	2/21/2022	4,325	$4,310	$4,325
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.15% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,930	3,916	3,871
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.9% (LIBOR +6.5%)	04/25/2018	4/27/2023	5,000	4,962	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.44% (LIBOR +4%)	10/04/2018	10/3/2025	3,990	3,981	3,995
Advanced Computer Software	High Tech Industries	7.16% (LIBOR +4.75%)	05/25/2018	5/31/2024	1,489	1,486	1,490
Advanced Integration Technology LP	Aerospace & Defense	7.15% (LIBOR +4.75%)	07/15/2016	4/3/2023	1,945	1,933	1,938
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.37% (LIBOR +4.75%)	12/01/2015	7/31/2021	1,925	1,919	1,862
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	09/26/2017	3/14/2025	2,216	2,203	2,089
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	07/09/2018	7/6/2025	3,970	3,953	3,950
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.91% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,975	1,948	1,965
Alpha Media LLC	Media: Broadcasting & Subscription	8.48% (LIBOR +6%)	02/24/2016	2/25/2022	1,284	1,255	1,275
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	7/10/2025	2,395	2,385	2,376
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	7/10/2025	580	577	575
American Sportsman Holdings Co	Retail	7.4% (LIBOR +5%)	11/22/2016	9/25/2024	3,930	3,890	3,762
Ansira Holdings, Inc. (3)	Media: Diversified & Production	8.17% (LIBOR +5.75%)	04/17/2018	12/20/2022	611	403	343
Ansira Holdings, Inc.	Media: Diversified & Production	8.15% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,840	1,830	1,657
AP Gaming I LLC	Hotel, Gaming & Leisure	5.9% (LIBOR +3.5%)	06/06/2016	2/15/2024	2,450	2,446	2,449
APC Aftermarket	Automotive	7.53% (LIBOR +5%)	05/09/2017	5/10/2024	490	483	426
APFS Staffing Holdings Inc	Services: Consumer	7.39% (LIBOR +5%)	04/04/2019	4/10/2026	2,000	1,961	1,981
AQA Aquisition Holding, Inc	High Tech Industries	6.58% (LIBOR +4.25%)	10/01/2018	5/24/2023	1,985	1,985	1,975
ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	12/19/2018	12/5/2025	4,312	4,272	4,301

Logan JV Portfolio as of June 30, 2019

(dollar amounts in thousands)

Avaya Inc	Telecommunications	6.65% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,575	2,553	2,469
Barbri Inc	Media: Diversified & Production	6.69% (LIBOR +4.25%)	12/01/2017	12/1/2023	3,122	3,110	3,083
BCP Qualtek Merger Sub LLC	Telecommunications	8.49% (LIBOR +5.75%)	07/16/2018	7/18/2025	3,925	3,857	3,837
Big Ass Fans LLC	Capital Equipment	6.08% (LIBOR +3.75%)	11/07/2017	5/21/2024	2,462	2,453	2,465
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	8/23/2023	1,965	1,951	1,980
BI-LO LLC	Retail	10.59% (LIBOR +8%)	05/15/2018	5/31/2024	1,489	1,440	1,431
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.84% (LIBOR +4.25%)	06/16/2017	6/21/2024	2,940	2,919	2,848
California Cryobank LLC	Healthcare & Pharmaceuticals	6.32% (LIBOR +4%)	08/03/2018	8/6/2025	3,184	3,170	3,184
Cambium Learning Inc.	Services: Consumer	7.08% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,990	1,897	1,973
CC Amulet Intermediate, LLC (4)(12)	Healthcare & Pharmaceuticals	3.32% (LIBOR +1%)	06/18/2018	4/30/2024	1,538	(13)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.15% (LIBOR +4.75%)	06/18/2018	4/30/2024	3,427	3,399	3,418
Clarity Telecom, LLC. (11)	Telecommunications	6.82% (LIBOR +4.5%)	06/27/2019	6/21/2024	4,000	3,960	4,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/5/2023	4,808	4,792	4,808
Commercial Barge Line Co	Transportation: Cargo	11.15% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,256	1,239	854
Constellis Holdings, LLC	Aerospace & Defense	7.58% (LIBOR +5%)	04/18/2017	4/21/2024	1,960	1,947	1,504
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.08% (LIBOR +3.5%)	06/21/2017	7/7/2024	1,965	1,958	1,977
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.08% (LIBOR +4.75%)	09/29/2017	10/4/2024	2,957	2,951	2,948
CryoLife Inc	Healthcare & Pharmaceuticals	5.58% (LIBOR +3.25%)	11/15/2017	12/2/2024	1,970	1,962	1,975
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	02/11/2015	12/1/2021	1,910	1,914	1,633
Datto, Inc.	Services: Business	6.58% (LIBOR +4.25%)	03/29/2019	4/2/2026	1,875	1,866	1,887
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.65% (LIBOR +3.25%)	12/06/2017	2/13/2025	247	246	240
Drilling Info Inc.	High Tech Industries	6.65% (LIBOR +4.25%)	07/27/2018	7/30/2025	4,466	4,446	4,449
DXP Enterprises, Inc.	Wholesale	7.15% (LIBOR +4.75%)	08/16/2017	8/29/2023	1,474	1,463	1,477
E2open, LLC (11)	Transportation: Cargo	7.32% (LIBOR +5%)	06/21/2019	11/26/2024	5,000	4,950	4,950
Eliassen Group, LLC	Services: Business	6.9% (LIBOR +4.5%)	10/19/2018	11/5/2024	4,656	4,634	4,632
Empower Payments Acquisition	Services: Business	6.65% (LIBOR +4.25%)	10/05/2018	10/5/2025	3,980	3,971	3,976
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.66% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,581	2,564	2,576
Gold Standard Baking, Inc.(14)	Wholesale	7.13% (LIBOR +4.5%)	05/19/2015	4/23/2021	2,473	2,469	1,407
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.65% (LIBOR +5.25%)	02/09/2018	6/20/2023	4,706	4,688	4,712
Great Dane Merger Sub Inc	High Tech Industries	6.15% (LIBOR +3.75%)	05/02/2018	5/21/2025	2,970	2,958	2,940
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	8/18/2022	1,959	1,929	1,950
Heartland Dental LLC (5)	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	04/19/2018	4/17/2025	33	-	(2)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.15% (LIBOR +3.75%)	04/19/2018	4/30/2025	1,453	1,447	1,381
Help/Systems Holdings, Inc.	High Tech Industries	6.08% (LIBOR +3.75%)	03/23/2018	3/28/2025	1,980	1,976	1,968
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.4% (LIBOR +4%)	12/14/2017	12/19/2024	4,925	4,906	4,851
Hoffman Southwest Corporation	Environmental Industries	6.98% (LIBOR +4.5%)	05/16/2019	8/14/2023	3,031	3,001	3,000
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.83% (LIBOR +4.5%)	03/08/2019	4/27/2025	1,771	1,763	1,775
Idera Inc	High Tech Industries	6.91% (LIBOR +4.5%)	06/27/2017	6/28/2026	2,320	2,302	2,321
Infoblox Inc.	High Tech Industries	6.9% (LIBOR +4.5%)	11/03/2016	11/7/2023	2,125	2,093	2,129
Institutional Shareholder Services, Inc.	Services: Business	6.83% (LIBOR +4.5%)	03/04/2019	2/26/2026	1,995	1,976	1,980
Intermedia Holdings, Inc.	Telecommunications	8.4% (LIBOR +6%)	07/13/2018	7/11/2025	2,985	2,959	2,992
International Textile Group Inc	Consumer goods: Durable	7.44% (LIBOR +5%)	04/20/2018	4/19/2024	975	971	907
Isagenix International LLC	Services: Consumer	8.08% (LIBOR +5.75%)	04/26/2018	6/14/2025	1,900	1,884	1,511
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.66% (LIBOR +6%)	06/19/2018	10/1/2024	2,171	2,114	2,079
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	3/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	3/17/2025	1,809	1,802	1,800
MAG DS Corp.	Aerospace & Defense	7.15% (LIBOR +4.75%)	06/01/2018	5/30/2025	2,970	2,945	2,955
Mavenir Systems Inc	Telecommunications	8.42% (LIBOR +6%)	05/01/2018	5/1/2025	1,980	1,947	1,979

Logan JV Portfolio as of June 30, 2019

(dollar amounts in thousands)

MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.15% (LIBOR +4.75%)	05/12/2017	5/20/2024	1,960	1,953	1,235
MDVIP Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,235	4,223	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.83% (LIBOR +5.25%)	05/29/2015	6/1/2022	748	746	754
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.17% (LIBOR +4.75%)	05/24/2018	5/21/2025	2,382	2,372	2,322
MLN US Holdco LLC	Telecommunications	6.94% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,985	2,978	2,861
Morphe, LLC	Consumer goods: Non-Durable	8.33% (LIBOR +6%)	02/21/2017	2/10/2023	2,663	2,638	2,663
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.08% (LIBOR +4.5%)	07/13/2015	6/30/2021	4,466	4,459	4,466
New Insight Holdings Inc	Services: Business	8.08% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,970	1,893	1,968
NextCare, Inc. (6)(12)	Healthcare & Pharmaceuticals	7.07% (LIBOR +4.75%)	02/13/2018	2/28/2023	630	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.9% (LIBOR +4.5%)	02/13/2018	6/30/2024	3,836	3,805	3,797
Northern Star Holdings Inc.	Utilities: Electric	7.08% (LIBOR +4.75%)	03/28/2018	3/14/2025	4,197	4,180	4,113
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.67% (LIBOR +5.25%)	09/13/2017	9/13/2023	2,925	2,899	2,896
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.42% (LIBOR +4%)	08/08/2017	8/1/2024	2,226	2,218	2,209
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.4% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,935	1,936
OpenLink	High Tech Industries	7.4% (LIBOR +4.75%)	03/02/2018	3/21/2025	1,773	1,765	1,766
Orion Business Innovations	High Tech Industries	7.19% (LIBOR +4.5%)	10/18/2018	10/19/2024	563	558	560
Orion Business Innovations	High Tech Industries	6.68% (LIBOR +4%)	03/04/2019	10/21/2024	831	823	827
Orion Business Innovations	High Tech Industries	7.05% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,913	1,921
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.33% (LIBOR +5%)	10/16/2018	8/9/2023	3,970	3,936	3,930
Output Services Group Inc	Services: Business	6.65% (LIBOR +4.25%)	03/26/2018	3/21/2024	4,446	4,428	4,023
Park Place Technologies, LLC	High Tech Industries	6.4% (LIBOR +4%)	03/22/2018	3/22/2025	2,317	2,307	2,305
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.4% (LIBOR +5%)	10/04/2018	9/28/2025	2,978	2,950	2,959
Ping Identity Corp	High Tech Industries	6.15% (LIBOR +3.75%)	01/23/2018	1/24/2025	1,485	1,479	1,483
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	9/29/2025	3,080	3,053	3,069
Pivotal Payments (7)	Services: Business	6.89% (LIBOR +4.5%)	09/27/2018	9/29/2025	893	750	755
PLH Group Inc	Energy: Oil & Gas	8.57% (LIBOR +6%)	08/01/2018	7/25/2023	4,041	3,958	4,001
Polar US Borrower	Chemicals, Plastics & Rubber	7.35% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,985	2,877	2,951
Premise Health Holding Corp (8)(12)	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	08/14/2018	7/10/2025	294	(1)	(2)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	08/14/2018	7/10/2025	3,678	3,662	3,657
Project Leopard Holdings Inc	High Tech Industries	6.7% (LIBOR +4.5%)	06/21/2017	7/7/2023	1,719	1,716	1,719
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.14% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,970	1,955	1,966
Pure Fishing Inc	Consumer goods: Non-Durable	6.83% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,197	1,152	1,142
QuickBase Inc.	High Tech Industries	6.44% (LIBOR +4%)	03/29/2019	4/2/2026	2,100	2,090	2,097
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.4% (LIBOR +7%)	03/16/2018	3/21/2025	1,009	992	1,019
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.4% (LIBOR +3%)	10/18/2017	11/8/2024	2,028	2,013	2,026
Sabre Industries Inc	Capital Equipment	6.89% (LIBOR +4.5%)	04/04/2019	4/2/2026	1,200	1,188	1,200
SCS Holdings Inc	High Tech Industries	6.65% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,445	1,439	1,455
Silverback Merger Sub Inc	High Tech Industries	5.9% (LIBOR +3.5%)	08/11/2017	8/21/2024	1,179	1,177	1,055
SMS Systems Maintenance Services Inc	High Tech Industries	7.4% (LIBOR +5%)	02/09/2017	10/30/2023	2,925	2,915	2,039
SoClean, Inc	Healthcare & Pharmaceuticals	8.59% (LIBOR +6%)	02/13/2018	12/20/2022	5,022	4,984	5,022
Starfish- V Merger Sub Inc	High Tech Industries	6.9% (LIBOR +4.5%)	08/11/2017	8/16/2024	1,228	1,219	1,226
ThoughtWorks, Inc.	High Tech Industries	6.4% (LIBOR +4%)	10/06/2017	10/11/2024	3,961	3,951	3,966
TOMS Shoes LLC	Retail	8.08% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,915	1,882	1,475
Tupelo Buyer Inc	Transportation: Cargo	6.15% (LIBOR +3.75%)	10/02/2017	10/7/2024	2,193	2,180	2,186
TV Borrower US LLC	High Tech Industries	7.08% (LIBOR +4.75%)	02/16/2017	2/22/2024	880	877	883
Uber Technologies, Inc.	Services: Consumer	6.41% (LIBOR +4%)	03/22/2018	4/4/2025	2,772	2,761	2,777
US Shipping Corp	Utilities: Oil & Gas	6.65% (LIBOR +4.25%)	03/09/2016	6/26/2021	206	201	196
Utility One Source L.P.	Construction & Building	7.83% (LIBOR +5.5%)	04/07/2017	4/18/2023	980	974	986

Logan JV Portfolio as of June 30, 2019

(dollar amounts in thousands)

Vertiv Group Corporation	Capital Equipment	6.33% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,475	1,433
Vistage Worldwide, Inc.	Services: Consumer	6.4% (LIBOR +4%)	02/06/2018	2/10/2025	2,489	2,483	2,481
Weight Watchers International, Inc.	Services: Consumer	7.35% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,410	2,372	2,373
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.9% (LIBOR +4.5%)	08/18/2017	9/29/2023	4,926	4,908	4,902
Wrench Group LLC	Construction & Building	6.45% (LIBOR +4.25%)	04/15/2019	4/12/2026	3,125	3,094	3,125
Wrench Group LLC (9)(12)	Construction & Building	6.57% (LIBOR +4.25%)	04/15/2019	4/15/2026	1,042	(10)	-
Yak Access LLC	Energy: Oil & Gas	7.4% (LIBOR +5%)	06/29/2018	7/2/2025	2,944	2,867	2,721
Zenith American Holding, Inc.	Services: Business	7.58% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,974	2,974	2,944
Zenith American Holding, Inc. (10)(12)	Services: Business	7.57% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	(5)	(5)

Total United States of America						$296,868	$291,258

Total Senior Secured First Lien Term Loans						$316,503	$310,742

Second Lien Term Loans
United States of America
AQA Aquisition Holding, Inc	High Tech Industries	10.6% (LIBOR +8%)	10/01/2018	5/24/2024	1,000	$991	$995
Constellis Holdings, LLC	Aerospace & Defense	11.58% (LIBOR +9%)	04/18/2017	4/21/2025	1,000	989	698
DigiCert, Inc.	High Tech Industries	10.4% (LIBOR +8%)	09/20/2017	10/31/2025	600	598	597
DiversiTech Holdings Inc	Consumer goods: Durable	9.83% (LIBOR +7.5%)	05/18/2017	6/2/2025	2,000	1,985	1,953
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	8/18/2023	500	487	498
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.4% (LIBOR +7%)	08/11/2017	8/15/2025	979	972	959
Optiv Security Inc	High Tech Industries	9.65% (LIBOR +7.25%)	01/19/2017	1/31/2025	1,500	1,495	1,324
Park Place Technologies, LLC	High Tech Industries	10.4% (LIBOR +8%)	03/22/2018	3/29/2026	700	694	694
SESAC Holdco II LLC	Media: Diversified & Production	9.65% (LIBOR +7.25%)	02/13/2017	2/24/2025	1,000	993	990
TKC Holdings Inc	Services: Business	10.41% (LIBOR +8%)	01/31/2017	2/1/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	10.58% (LIBOR +8.25%)	02/16/2017	2/22/2025	1,000	989	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.4% (LIBOR +7%)	05/04/2015	5/15/2023	425	424	415
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.4% (LIBOR +7%)	05/04/2015	5/12/2023	75	74	73

Total United States of America						$12,530	$12,019

Total Second Lien Term Loans						$12,530	$12,019

Total Investments						$329,033	$322,761

Cash equivalents
Dreyfus Government Cash Management Fund						21,762	21,762
Other cash accounts						4,705	4,705
Total Cash equivalents						$26,467	$26,467

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $611,217, of which $206,785 was unfunded as of June 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Portfolio as of June 30, 2019

(dollar amounts in thousands)

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $32,609, which was unfunded as of June 30, 2019. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $893,255, of which $134,857 was unfunded as of June 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $294,107, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of June 30, 2019. Issuer pays 2.125% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	Represents a delayed draw commitment of $496,514, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that interest will start to accrue on when the trade settles. Three month LIBOR as of June 30, 2019 is shown to reflect possible projected interest rate.
(12)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of June 30, 2019 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of June 30, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

Selected Balance Sheet Information:

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $329,033 and $252,710, respectively)	$322,761	$329,771
Cash	26,467	26,868
Other assets	3,120	2,194
Total assets	$352,348	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$232,736	$239,356
Payable for investments purchased	9,363	7,342
Distribution payable	3,750	3,360
Other liabilities	2,761	2,744
Total liabilities	$248,610	$252,802
Members' capital	$103,738	$106,031
Total liabilities and members' capital	$352,348	$358,833

Selected Statement of Operations Information:

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June, 30 2019	For the six months ended June, 30 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,391	$5,458	$12,920	$9,963
Fee income	25	49	54	108
Total revenues	6,416	5,507	12,974	10,071
Credit facility expenses (1)	3,090	2,690	$6,596	4,488
Other fees and expenses	314	89	237	208
Total expenses	3,404	2,779	6,833	4,696
Net investment income	3,012	2,728	6,141	5,375
Net realized (loss) gain	(2,574)	220	(4,045)	279
Net change in unrealized (depreciation) appreciation on investments	(246)	(2,068)	1,061	(925)
Net increase in members' capital from operations	$192	$880	$3,157	$4,729

(1)

As of June 30, 2019, Logan JV had $234,662 of outstanding debt under the credit facility with an effective interest rate of 4.88% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On March 5, 2019, the Company’s investment management agreement, together with the proposed fee waivers, with the Advisor was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company and the board of directors approved an amended and restated investment management agreement, which was also approved by the Company’s stockholders at the 2019 Annual Meeting of the Stockholders on June 14, 2019. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Base Management Fee

Effective June 14, 2019, our stockholders approved an amended and restated investment management agreement, pursuant to which the base management fee is calculated at an annual rate of 1.0% of our gross assets payable quarterly in arrears on a calendar quarter basis. Commencing April 1, 2019, the Advisor waived base management fees in excess of 1.0% per annum. Prior to June 14, 2019, the contractual base management fee was calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

For the three months ended June 30, 2019 and 2018, the Company incurred $1,290 and $2,333, respectively, of base management fees, net of management fees waived of $525 and $0, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred $3,200 and $4,652, respectively, of base management fees, net of management fees waived of $525 and $0, respectively. As of June 30, 2019 and December 31, 2018, $1,290 and $2,112, respectively, was payable to the Advisor.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on net investment income and incentive fee on capital gains. The two components are determined independent of each other.

The Company accepted the Advisor’s proposals to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2019 (“Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on Net Investment Income on a quarterly basis, as calculated based on the amended and restated investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to such amendment, the Advisor will waive such excess.

Incentive Fee on Net Investment Income as of January 1, 2020

On June 14, 2019, the shareholders of the Company approved an amended and restated investment management agreement that modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”). The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Preincentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on preincentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

The incentive fee based on preincentive net investment income for each quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level.
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of the Company’s preincentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the preincentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	17.5% of the Company’s preincentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarter Period.

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

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarter Period, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarter Period. “Cumulative Net Return” means (x) preincentive fee net investment income in respect of the relevant Trailing Twelve Quarter Period minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarter Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company pays no incentive fee based on income to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on preincentive fee net investment income to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on preincentive fee net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap. “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on the amended and restated investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to such amendment, the Advisor will waive such excess.

For the three and six months ended June 30, 2019, the Company incurred no incentive fee related to ordinary income under the new calculation.

For the three and six months ended June 30, 2018, the Company would have incurred $377 and $1,693 of incentive fees, respectively, related to ordinary income under the new calculation. Note, these fees were calculated based on the incentive fee rate of 20.0% which was in effect through June 14, 2019, the date when a reduced rate of 17.5% was approved by the shareholders. These fees under the new formula were greater on a cumulative basis than the fees calculated based on the formula as in effect under the original investment management agreement and therefore, the fees under the old formula were booked as an expense as well as a corresponding waiver in the same amount.

Incentive Fee on Net Investment Income Prior to January 1, 2018 Pursuant to the Original Investment Management Agreement

The incentive fee on net investment income is calculated, and payable, quarterly in arrears based on the Company’s preincentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The preincentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to its common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Preincentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Preincentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), and accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s preincentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s preincentive fee net investment income for any calendar quarter with respect to that portion of the preincentive fee net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s preincentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s preincentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our preincentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of the Company’s preincentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to the Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

Preincentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if the Company receives preincentive fee net investment income in excess of the quarterly minimum hurdle rate, it will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

For the three and six months ended June 30, 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

For the three and six months ended June 30, 2018, the Company would have incurred no incentive fees related to ordinary income under the old calculation. These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, no fees were booked as an expense for the aforementioned periods.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2019 the Company recognized no incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and six months ended June 30, 2018, the Company reversed $9 and $9, respectively, of incentive fees related to the adjustment of previously deferred incentive fees.

As of June 30, 2019 and December 31, 2018, $0 and $143, respectively, of incentive fees related to previously deferred income now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019 and December 31, 2018, $677 and $677, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of June 30, 2019 and December 31, 2018. The Advisor has agreed to waive any capital gains incentive fee due and payable as of December 31, 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2019 and 2018, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2019 and 2018, the Company incurred administrator expenses of $392 and $537, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred administrator expenses of $842 and $1,128, respectively. As of June 30, 2019 and December 31, 2018, $65 and $81 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of June 30, 2019, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the June 30, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and six months ended June 30, 2019, the Company earned $10 and $23, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company earned $11 and $22, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $10 and $12 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, THL Credit Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue until October 10, 2021, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period, which has now expired.

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of June 30, 2019, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the June 30, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and six months ended June 30, 2019, the Company earned $123 and $251, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the Company earned $235 and $479, respectively, in fees related to Greenway II, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $146 and $145, respectively, of fees related to Greenway II and legal expenses related to certain former portfolio companies were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of June 30, 2019 and December 31, 2018, there were $185 and $166, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2019 and December 31, 2018, the Advisor owed $65 and $81, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2019 and December 31, 2018, $156 and $267 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2019, it had $3,899 of dividends receivable from Logan JV, Copperweld Bimetallics LLC and C&K Market, Inc., $284 of interest and fees from OEM Group, LLC, and $736 of interest and dividends from Copperweld Bimetallics, LLC, included in interest, dividends, and fees receivable and $311 of distribution receivable from Logan JV included in distribution receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, it had $3,154 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc. and $217 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable and $207 distribution receivable from Logan JV included in distribution receivable on the Consolidated Statements of Assets and Liabilities.

Advisor Stock Trading Plan

On March 12, 2018, the Advisor adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to $10,000 of shares of the Company’s common stock. The Advisor previously informed the Company that it intended to enter into such plan. As part of this plan, during the three and six months ended June 30, 2018, the Advisor purchased 942,950 shares at an average cost of $7.91 per share and 1,161,930 shares at an average cost of $7.91 per share, respectively, inclusive of commissions. The plan fulfilled its purchase limits during 2018.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Aerogroup International Inc. (1)	$(1,378)	$(1,444)	$(2,203)	$(6,309)
Alex Toys, LLC (2)	—	—	(1,460)	—
Charming Charlie LLC (3)	—	(3,125)	—	(11,494)
Fairstone Financial Inc. (4)	—	157	—	157
Gryphon Partners 3.5, L.P.	—	48	—	48
Home Partners of America, Inc. (5)	—	—	18	—
LAI International, Inc. (6)	(22,713)	—	(22,713)	—
Specialty Brands Holdings, LLC (7)	—	(21,016)	—	(21,016)
THL Credit Logan JV LLC	—	246	—	344
Tri-Starr Management Services, Inc. (8)	—	—	442	—
YP Equity Investors, LLC	—	—	—	21
Other	25	—	(125)	—
Net realized losses	$(24,066)	$(25,134)	$(26,041)	$(38,249)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $8,042 reflected as escrow receivable. Subsequently, the Company collected the outstanding escrow proceeds in cash through June 2019 realizing additional losses to reflect amounts collected and associated expenses.

(2)

On January 11, 2019, the Company sold its first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7,699. The realized loss of $1,460 was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

During the three months ended March 31, 2018 the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Rollup

Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,602 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

(4)	Includes the impact of foreign exchange gain.
(5)	On February 8, 2019, the Company sold its first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7,732.
(6)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. An additional $4,414 in proceeds reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2019 are expected from a sale of another segment of the business and realization of certain receivables. The realized loss of $22,713 was largely offset by a corresponding change in unrealized appreciation.

(7)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, the Company recognized a loss of $21,016 and reversed $20,347 of unrealized depreciation.

(8)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018. These proceeds were in addition to the escrow receivable balance.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Numerator—net (decrease) increase in net assets resulting from operations:	$(9,670)	$1,539	$(9,478)	$7,878
Denominator—basic and diluted weighted average common shares:	31,769	32,674	32,028	32,674
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(0.30)	$0.05	$(0.30)	$0.24

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2019 and December 31, 2018:

	As of
	June 30, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (5)	Weighted Average Interest Rate (8)
Revolving Facility(3)(6)(7)	$190,000	$102,749	$108,605	4.87%	$275,000	$107,657	$135,121	4.90%
2021 Notes	-	-	-	-	-	-	42,361	-
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	12,136	6.13%
Total	$301,607	$214,356	$220,212	5.70%	$386,607	$219,264	$249,618	5.70%

(1)

As of June 30, 2019, excludes deferred financing costs of $1,263 for the 2022 Notes and $1,879 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2019.
(3)	Canadian denominated borrowings are converted to United States dollars (USD) using the current quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1,443 for the 2022 Notes and $2,097 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2019, the Company had outstanding debt denominated in CAD of $19,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.77 CAD to $1.00 USD as of June 30, 2019. As of December 31, 2018, the Company had outstanding debt denominated in CAD of $19,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190,000 from $275,000.

(8)	Represents the weighted average interest rate as of June 30, 2019 and December 31, 2018.

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

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2019. The CDOR rate on the CAD borrowings outstanding on its Revolving Facility had a one month CDOR period as of June 30, 2019.

As of June 30, 2019, the Company had USD borrowings of $87,911 outstanding under the Revolving Facility with a quarter-end interest rate of 4.94% and non-USD borrowings denominated in CAD of $19,389 ($14,837 in USD) outstanding under the Revolving Facility with a quarter-end interest rate of 4.47%. As of December 31, 2018, the Company had USD borrowings of $93,461 outstanding under the Revolving Facility with a weighted average interest rate of 4.94% and non-U.S dollar borrowings denominated in CAD of $19,389 ($14,196 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.68%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between the USD and CAD. This movement is beyond the Company’s control and cannot be predicted.

The Revolving Facility includes an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Second Revolving Amendment revised the cap from $600,000 to $500,000.

The Revolving Facility generally requires payment of interest on a quarterly basis for ABR loans (commonly based on the Prime Rate or the Federal Funds Rate), and at the end of the applicable interest period for Eurocurrency loans bearing interest at LIBOR, the interest rate benchmark used to determine the variable rates paid on the Revolving Facility. All outstanding principal is due upon each maturity date. The Revolving Facility also requires a mandatory prepayment of interest and principal upon certain triggering events (including, without limitation, the disposition of assets or the issuance of certain securities).

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility has certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 2.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

As of June 30, 2019 and December 31, 2018, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2019 and December 31, 2018, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,441 and $3,038, respectively, were incurred in connection with the Revolving Facility for the three and six months ended June 30, 2019. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,930 and $3,639, respectively, were incurred in connection with the Revolving Facility for the three and six months ended June 30, 2018. Amortization of deferred financing costs of $134 and $145, respectively, were incurred with the Facilities for the three months ended June 30, 2019 and 2018. Amortization of deferred financing costs of $631, which included a one-time accelerated amortization of $353 in connection with a reduction in the revolver commitment size, and $289, respectively, were incurred in connection with the Facilities for the six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had $1,871 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, the Company had $2,314 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. The Company may be able to increase its leverage up to an amount that reduces the asset coverage to 150% once the Revolving Facility is amended, which would require the lender consent. The Company’s asset coverage as of June 30, 2019 was in excess of 200%.

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

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 to cover overallotments. The proceeds from this public offering were used to redeem the previously issued notes due 2021, or 2021 Notes, and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018.

The 2022 Notes and the 2023 Notes are collectively referred to as the Notes. 2021 Notes are included and the 2023 Notes are excluded from the definition for the prior years presented.

As of June 30, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,291, respectively. As of December 31, 2018, the carrying amount and fair value of the Notes was $111,607 and $111,029, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,760 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2019 and 2018, the Company amortized approximately $201 and $167 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, the Company amortized approximately $399 and $331, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, the Company had $3,142 and $3,541 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2019 and 2018, the Company incurred interest expense on the Notes of $1,803 and $1,856, respectively. For the six months ended June 30, 2019 and 2018, the Company incurred interest expense on the Notes of $3,605 and $3,713, respectively.

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

As of June 30, 2019 and December 31, 2018, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2019	December 31, 2018
Unfunded delayed draw facilities
Barry's Bootcamp Holdings, LLC	$2,679	—
BCDI Rodeo Dental Buyer, LLC	2,440	—
Certify, Inc.	175	—
Charming Charlie LLC (2)(3)	8,275	8,275
Home Partners of America, Inc.	—	5,858
PDFTron Systems	1,089	—
Women's Health USA, Inc.	29	29
	14,687	14,162
Unfunded revolving commitments
1-800 Hansons, LLC (1)	197	103
ABC Legal Intermediate Holding II, LLC	873	—
BCDI Rodeo Dental Buyer, LLC	1,615	—
Certify, Inc.	70	—
EBS Intermediate LLC	1,667	1,667
Gener8, LLC	750	950
HealthDrive Corporation(2)	1,056	1,761
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
IRC Opco LLC	600	—
NCP Investor, Inc.	1,000	1,000
OEM Group, LLC (2)	4,469	2,326
PDFTron Systems Inc.	533	—
Sciens Building Solutions, LLC	729	2,556
SolutionReach, Inc.	933	—
SPST Holdings, LLC	755	755
SRS Acquiom Holdings, LLC	400	400
Women's Health USA, Inc.	771	1,500
	19,418	16,018
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	354	380
	1,034	1,060

Total unfunded commitments	$35,139	$31,240

(1) The Company has sole discretion as to whether to lend under this revolving commitment.

(2)Includes amounts set aside for issued standby letters of credit.

(3)In July 2019, the Company funded the unfunded commitment related to the full amount of standby letter of credit and was subsequently reimbursed for certain amounts by other co-lenders. Subsequently in July 2019, Charming Charlie LLC declared bankruptcy which relieved the Company from obligation to fund any remaining unfunded commitments.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2019 and 2018.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2019 distributions as of June 30, 2019, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the six months ended June 30,
	2019	2018
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$9.15	$10.51
Net investment income, after taxes(2)	0.49	0.58
Net realized loss on investments(2)	(0.81)	(1.18)
Net change in unrealized appreciation (depreciation) on investments(2)(5)	0.01	0.86
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	—
Net increase in net assets resulting from operations	(0.30)	0.26
Accretive effect of repurchase of common stock	0.06	—
Distributions to stockholders from net investment income	(0.42)	(0.54)
Net asset value attributable to THL Credit, Inc., end of period	$8.49	$10.23

Per share market value at end of period	$6.56	$7.82
Total return(3)(6)	16.27%	(7.50%)
Shares outstanding at end of period	31,419	32,674
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$266,785	$334,161
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4)(7)(8)	9.65%	9.51%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (7)(9)	11.04%	11.33%
Portfolio turnover, attributable to THL Credit, Inc.	16.54%	6.19%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.

(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the six months ended June 30, 2019 and 2018, the ratio components included 2.24% and 2.75% of net base management fee, 0.00% and (0.01)% of net incentive fee, 5.38% and 4.72% of borrowing costs, 2.02% and 1.91% of other operating expenses, and 0.01% and 0.14% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions.
(6)	Not annualized.
(7)	Annualized, except for taxes and the related impact of incentive fees.
(8)

Ratio of total expenses before management fee waiver to average net assets attributable to THL Credit Inc. is 10.02% for the six months ended June 30, 2019. There was no management fee waiver during the six months ended June 30, 2018.

(9)

Ratio of net investment income before management fee waiver to average net assets attributable to THL Credit Inc. is 10.67% for the six months ended June 30, 2019. There was no management fee waived for the six months ended June 30, 2018.

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

The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Dollar amount repurchased (1)	$4,696	$—	$6,019	$—
Shares repurchased	701	—	899	—
Average price per share (including commission)	$6.70	$—	$6.70	$—
Weighted average discount to net asset value	25.09%	—	25.82%	—

(1)	Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act.

12. Subsequent Events

From July 1, 2019 through August 7, 2019, the Company repurchased 353,986 shares of stock for a total cost of $2,356 as part of a 10b5-1 Stock Repurchase Plan. This brings the total number of shares repurchased since the adoption of the 2019 stock repurchase program on March 11, 2019 to 1,252,987 shares at an aggregate cost of $8,375.

On July 2, 2019, the Company received proceeds of $15,401, which included $152 prepayment premium, from the repayment of its first lien debt in Fairstone Financial Inc.

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 protection in Delaware with plans to liquidate the company and any of its remaining assets. The fair value presented in the Schedule of Investments as of June 30, 2019 represents the expected recoverable proceeds.

On August 6, 2019, the Company’s board of directors declared a dividend of $0.21 per share payable on September 30, 2019 to stockholders of record at the close of business on September 16, 2019.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2019
Control Investments
—67.00% of net asset value
Control Investments - Majority Owned
—61.41% of net asset value
First lien senior secured debt
—17.35% of net asset value
Southeast
—2.89% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 12.8% (LIBOR+ 10.3% PIK) due 12/31/2020	$6,801	$1,000	$—	$—	$800	$—	$6,801
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 12.8% (LIBOR + 10.3% PIK) (3) due 12/31/2020	9,406	—	—	—	(722)	—	941
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 14.5% (LIBOR + 12% PIK) (3) due 12/31/2020	2,169	—	—	—	—	—	—
Subtotal Southeast	$18,376	$1,000	$—	$—	$78	$—	$7,742

Southwest
—14.46% of net asset value
OEM Group, LLC - Senior secured term loan 11.9% (LIBOR+9.5%)(8% Cash and 4.0% PIK) due 6/30/2022	$19,473	$—	$—	$—	$—	$1,156	$19,473
OEM Group, LLC - Senior secured revolving term loan 11.9% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	9,781	3,200	—	—	(21)	499	9,781
OEM Group, LLC - Senior secured revolving term loan 11.9% (LIBOR+9.5%)(8.0% Cash and 4.0% PIK) due 6/30/2022	9,298	—	—	—	(2)	555	9,298
Subtotal Southwest	$38,552	$3,200	$—	$—	$(23)	$2,210	$38,552

Subtotal first lien senior secured debt	$56,928	$4,200	$—	$—	$55	$2,210	$46,294

Second lien debt
—2.03% of net asset value
Southeast
—2.03% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$—	$—	$—	$327	$5,415
Subtotal Southeast	$5,415	$—	$—	$—	$—	$327	$5,415

Subtotal second lien debt	$5,415	$—	$—	$—	$—	$327	$5,415

Equity Investments
—10.92% of net asset value

Southeast
—10.37% of net asset value
Copperweld Bimetallics, LLC (5)	676.93	$—	$—	$—	$—	$242	$4,038
Copperweld Bimetallics, LLC (6)	609,230	—	—	—	8,368	1,219	23,613
Loadmaster Derrick & Equipment, Inc. (3)(5)	12,130.51	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	2,955.60	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$8,368	$1,461	$27,651

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2019

Southwest
—0.55% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(201)	$—	$1,473
Subtotal Southwest		$—	$—	$—	$(201)	$—	$1,473

Subtotal equity investments		$—	$—	$—	$8,167	$1,461	$29,124

Investments in funds
—31.11% of net asset value
Northeast
—31.11% of net asset value
THL Credit Logan JV LLC (4) (7)		$4,000	$(3,304)	$—	$(2,530)	$5,054	$82,990
Subtotal investments in funds		$4,000	$(3,304)	$—	$(2,530)	$5,054	$82,990

Total Control Investments - Majority Owned		$8,200	$(3,304)	$—	$5,692	$9,052	$163,823

Control Investments - Less Than Majority Owned
—5.59% of net asset value
Equity Investments

West
—5.59% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(321)	$1,278	$4,961
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(321)	$1,278	$14,923

Subtotal equity investments		$—	$—	$—	$(321)	$1,278	$14,923

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(321)	$1,278	$14,923

Total Control Investments		$8,200	$(3,304)	$—	$5,371	$10,330	$178,746

Non-controlled, affiliated Investments
—0.24% of net asset value
First lien senior secured debt
—0.24% of net asset value
Southwest
—0.24% of net asset value
Charming Charlie LLC Senior Secured Term Loan (3) 12.6% (LIBOR+10%)(7.5% Cash and 5.0% PIK) due 4/23/2023	$12,209	$—	$—	$—	(5,849)	$—	$—
Charming Charlie LLC Senior Secured Term Loan (3)12.6% (LIBOR+10%)(3.5% Cash and 9.0% PIK) due 4/23/2023	14,949	—	—	—	(5,554)	—	—
Charming Charlie LLC Senior Secured Term Loan (3) 20% Cash Due 5/15/19	671	—	—	—	(34)	67	637
Charming Charlie LLC Senior Secured Delayed Draw Term Loan (3) due 5/15/2019	—	—	—	—	—	71	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan (3) due 5/15/2019	—	—	—	—	—	46	—
Subtotal Southwest	$27,829	$—	$—	$—	$(11,437)	$184	$637

Subtotal first lien senior secured debt	$27,829	$—	$—	$—	$(11,437)	$184	$637

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2019
Equity Investments
—0.00% of net asset value
Southwest
—0.00% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	(464)	$—	$—
Subtotal Southwest		$—	$—	$—	$(464)	$—	$—

Subtotal equity investments		$—	$—	$—	$(464)	$—	$—

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$23	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	—	252	3
Subtotal Northeast		$—	$—	$—	$—	$275	$4

Subtotal investments in funds		$—	$—	$—	$—	$275	$4

Total Affiliate Investments		$—	$—	$—	$(11,901)	$459	$641

Total Control and Affiliate Investments—— 67.24% of net asset value		$8,200	$(3,304)	$—	$(6,530)	$10,789	$179,387

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2019. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2019. LIBOR loans and CDOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR or CDOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR, CDOR and ABR rates may be subject to interest floors. As of June 30, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 2.40%, 2.33%, 2.32% and 2.20%, respectively. As of June 30, 2019, the 30-day, 60-day, 90-day and 180-day CDOR rates were 1.96%, 1.97%, 1.97% and 2.02%, respectively.

(3)	Loan was on non-accrual as of June 30, 2019.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report and the Annual Report on Form 10-K for the year ended December 31, 2018. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those contained in or implied by the forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements” following the Table of Contents for further information regarding forward-looking statements. Certain amounts and percentages in this discussion and analysis have been rounded for convenience of presentation. Unless otherwise noted, the figures in the following discussions are unaudited.

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

As of June 30, 2019, we, together with our credit-focused affiliates, collectively had $16.7 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2019, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.2 billion in aggregate commitments into 115 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2019, we, along with our managed funds and separately managed account, have received $1.6 billion of gross proceeds from the realization of investments. We alone have received $1.4 billion of gross proceeds from the realization of our investments during this same time period. As of June 30, 2019, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $189.4 million, or 126.3% of committed capital, and $173.1 million, or 92.6% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2019, we had $464.0 million of portfolio investments (at fair value), which represents a $29.7 million, or 6.0% decrease from the $493.7 million (at fair value) as of December 31, 2018. Our portfolio consisted of 48 investments, including Greenway, and Greenway II, as of June 30, 2019, compared to 42 portfolio investments, including Greenway and Greenway II, as of December 31, 2018. The decrease in fair value of our portfolio is largely attributed to a portfolio contraction net of smaller investments made in new portfolio companies. As of June 30, 2019, we had $178.7 million of controlled portfolio investments (at fair value) in five portfolio companies, which represents an $11.0 million, or 6.6%, increase from $167.7 million (at fair value) as of December 31, 2018 in five portfolio companies. The increase in controlled portfolio companies was largely the result of an increase in fair value of Copperweld Bimetallics Inc. and follow-on revolver investments. Our average controlling equity position at June 30, 2019 was approximately $37.4 million and $35.7 million at cost and fair value, respectively. Our investment in THL Credit Logan JV LLC (the “Logan JV”) represented 17.9% and 17.2% of our portfolio investments at fair value as of June 30, 2019 and December 31, 2018, respectively. Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

At June 30, 2019, our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, portfolio investments where we only have an equity or fund investment, and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $8.9 million and $8.0 million, respectively. At December 31, 2018 our average portfolio company investment, excluding Greenway, Greenway II, Logan JV, and portfolio investments where we only have an equity or fund investment, and restructured investments where we converted debt to a controlling equity interest, at amortized cost and fair value, was approximately $11.7 million and $10.6 million, respectively.

Investments where we hold equity only positions or investments where we converted debt to a controlling equity position would not be representative of our typical portfolio investment size. Our largest portfolio company investment at June 30, 2019 and December 31, 2018 was our investment in the Logan JV, which totaled $93.1 million and $83.0 million, and $92.4 million and $84.8 million at cost and fair value, respectively. Our largest portfolio company investment as of June 30, 2019 and December 31, 2018, excluding the Logan JV, investments where we hold equity only positions and investments where we converted debt to a controlling equity position, by amortized cost and fair value was approximately $26.3 million and $24.2 million, and $34.0 million and $26.6 million, respectively. As of June 30, 2019 and December 31, 2018, investments where we hold equity only positions and investments where we converted debt to a controlling equity position totaled $102.3 and $102.7 million, and $95.4 and $89.7 million, based on amortized cost and fair value, respectively.

At June 30, 2019, based upon fair value, 96.1% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR and CDOR, and 3.9% bore interest at fixed rates. At December 31, 2018, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 3.5% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2019	December 31, 2018
First lien senior secured debt (1)	9.0%	10.1%
Second lien debt	12.4%	12.7%
Subordinated debt	16.5%	16.5%
Income-producing equity securities (2)	9.6%	9.6%
Debt and income-producing investments (1)(3)	9.4%	10.4%
Logan JV (4)	11.1%	12.0%
All investments including Logan JV (1)(4)	9.8%	10.7%

(1)	Includes all loans on non-accrual status.
(2)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of June 30, 2019 and December 31, 2018, the dividend declared and earned of $10.0 million and $9.8 million for the last twelve months, represented a yield to us of 11.1% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2019, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of June 30, 2019 and December 31, 2018, 1.7% and 1.9%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2019 and beyond. No assurance can be given that we will be successful in achieving this target.

In evaluating our portfolio performance, among other factors, we consider portfolio companies’ EBITDA and leverage as an investment metric. As of June 30, 2019 and December 31, 2018, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $13.0 million and $9.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2019 and December 31, 2018, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.6 times and 4.8 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in the companies not owned by a private equity sponsor, or unsponsored investments, to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2019, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 3. As of December 31, 2018, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of June 30, 2019, we have closed portfolio investments with 70 different sponsors since inception. As of December 31, 2018, we had closed portfolio investments with 67 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2019			As of December 31, 2018
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$336.1	$289.9	76.1%	$371.8	$329.5	80.6%
Unsponsored Investments (1)	79.4	91.1	23.9%	75.5	79.4	19.4%
Total	$415.5	$381.0	100.0%	$447.3	$408.9	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2019 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$329.7	64.8%	$294.8	63.5%
Investment in Logan JV	93.1	18.3%	83.0	17.9%
Equity investments	46.3	9.1%	50.3	10.8%
Second lien debt	26.3	5.2%	25.5	5.5%
Subordinated debt	9.6	1.9%	6.7	1.5%
Investments in funds	3.4	0.7%	3.6	0.8%
Warrants	0.2	0.0%	0.1	0.0%
Total investments	$508.6	100.0%	$464.0	100.0%

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

The following is a summary of the industry classification in which we invest as of June 30, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$93.0	$83.0	17.89%	31.12%
Industrials and manufacturing	74.8	79.8	17.21%	29.93%
Healthcare	78.8	77.6	16.72%	29.08%
Consumer products and services	66.0	60.6	13.05%	22.70%
Business services	39.2	39.7	8.55%	14.86%
Financial services	35.4	36.1	7.77%	13.52%
Energy / utilities	47.2	35.6	7.67%	13.33%
IT services	29.2	27.5	5.93%	10.32%
Retail & grocery	38.5	15.5	3.35%	5.83%
Media, entertainment and leisure	5.5	5.5	1.19%	2.06%
Transportation	1.0	3.1	0.67%	1.17%
Total Investments	$508.6	$464.0	100.00%	173.92%

The following is a summary of the industry classification in which we invest as of December 31, 2018 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104.6	$94.3	19.09%	31.86%
Investment funds and vehicles	92.4	84.8	17.18%	28.69%
Consumer products and services	74.9	69.1	14.00%	23.37%
Healthcare	62.5	60.2	12.20%	20.37%
IT services	52.4	50.4	10.21%	17.05%
Energy / utilities	46.5	37.1	7.51%	12.53%
Financial services	43.1	42.9	8.68%	14.49%
Retail & grocery	38.5	27.8	5.63%	9.40%
Business services	18.3	18.5	3.76%	6.27%
Media, entertainment and leisure	5.4	5.5	1.11%	1.86%
Transportation	1.0	3.1	0.63%	1.06%
Total Investments	$539.6	$493.7	100.00%	166.95%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2019 and 2018 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
New portfolio investments	$31.9	$—	$45.7	$—
Existing portfolio investments:
Follow-on investments (1) (2)	9.7	19.2	27.2	25.6
Delayed draw and revolver investments (1)	4.3	5.3	7.6	10.6
Total existing portfolio investments	14.0	24.5	34.8	36.2
Total portfolio investment activity	$45.9	$24.5	$80.5	$36.2
Number of new portfolio investments	7	—	10	—
Number of follow-on investments	9	8	9	9
First lien senior secured debt	$41.9	$13.3	$76.3	$18.6
Investment in Logan JV	4.0	11.2	4.0	17.6
Equity investments	—	—	0.2	—
Total portfolio investments	$45.9	$24.5	$80.5	$36.2
Weighted average yield of new debt investments	7.7%	9.0%	9.5%	8.7%
Weighted average yield, including all new income-producing investments	8.6%	11.4%	10.0%	11.3%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.
(2)	Includes follow-on investments in Logan JV.

For the three and six months ended June 30, 2019, we had prepayments and sales of our investments, including any prepayment premiums, totaling $59.1 million and $84.7 million, respectively. For the three and six months ended June 30, 2018, we had prepayments and sales of our investments, including any prepayment premiums, totaling $59.8 million and $69.6 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2019

•	Sale of a first lien senior secured term loan in Alex Toys, LLC with proceeds received of $7.7 million;
•	Repayment of a first lien senior secured term loan in Anexinet Corp, which resulted in proceeds of $16.5 million, including a prepayment premium of $0.2 million;
•	Repayment of a first lien senior secured term loan in Hart Intercivic, Inc at par, which resulted in proceeds of $24.7 million;
•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million, and
•

Repayment of the first lien senior secured term loans in LAI International, Inc., which resulted in proceeds received of $16.8 million and an additional $4.4 million in expected proceeds reflected as a receivable. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation and a $1.5 million exit fee recorded as income.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

For the period from April 2010, when we completed our initial public offering and commenced principal operations, through June 30, 2019, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 12.0% (based on cash invested of $1.3 billion and total proceeds from these exited investments of $1.6 billion). 82.2% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

Logan JV

On December 3, 2014, we entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to the Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of us and Perspecta.

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

As of June 30, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of June 30, 2019
Member	Total Commitments	Contributed Capital (1)	Unfunded Commitments
THL Credit, Inc.	$200.0	$96.6	$103.4
Perspecta Trident LLC	50.0	24.2	25.8
Total Investments	$250.0	$120.8	$129.2

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Unfunded Commitments
THL Credit, Inc.	$200.0	$92.6	$107.4
Perspecta Trident LLC	50.0	23.2	26.8
Total Investments	$250.0	$115.8	$134.2

(1)	Includes $3.2 of non-recallable return of capital for THL Credit, Inc. and $0.8 non-recallable return of capital for Perspecta Trident LLC

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2019 and December 31, 2018, the Logan JV Credit Facility had $275.0 million and $275.0 million of commitments, respectively, which are subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20% and LIBOR (with no LIBOR floor) plus 2.20%, respectively. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2019 and December 31, 2018, Logan JV had $234.7 million and $241.7 million of outstanding borrowings under the credit facility, respectively. At June 30, 2019, the effective interest rate on the Logan JV Credit Facility was 4.88% per annum.

As of June 30, 2019 and December 31, 2018, Logan JV had total investments at fair value of $322.8 million and $329.8 million, respectively. As of June 30, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 128 and 130 different borrowers, respectively. As of June 30, 2019, one loan in Logan JV’s portfolio was on non-accrual status with an amortized cost of $2.5 million and fair value of $1.4 million. As of December 31, 2018, there were no loans on non-accrual status. As of June 30, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.4 million and $4.3 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we would invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of June 30, 2019	As of December 31, 2018
First lien secured debt, at par	$323,615	$327,574
Second lien debt, at par	12,629	16,962
Total debt investments, at par	$336,244	$344,536
Weighted average yield on first lien secured loans (1)	7.1%	7.2%
Weighted average yield on second lien loans (1)	10.2%	10.4%
Weighted average yield on all loans (1)	7.2%	7.4%
Number of borrowers in Logan JV	128	130
Largest loan to a single borrower (2)	$5,022	$5,101
Total of five largest loans to borrowers (2)	$24,949	$25,001

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2019 and December 31, 2018, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2019, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.6 million and $5.2 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and six months ended June 30, 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.4 million and $4.8 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, $2.7 million and $2.4 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2019, the distributions declared and earned of $10.0 million for the twelve months ended June 30, 2019, represented a dividend yield to us of 11.1% based upon average capital invested. As of December 31, 2018, $9.8 million for the twelve months ended December 31, 2018, represented a dividend yield to us of 14.2% based upon average capital invested. As of June 30, 2019 and December 31, 2018, $0.3 million and $0.2 million, respectively, of return of capital associated with distributions declared was included in the Distributions receivable on our Consolidated Statements of Assets and Liabilities. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.	Services: Business	7.58% (LIBOR +5%)	03/07/2019	2/1/2026	3,483	$3,416	$3,430
PNI Canada Acquireco Corp	High Tech Industries	6.9% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,725	1,717	1,710

Total Canada						$5,133	$5,140

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	5/31/2023	980	$970	$938
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	2/26/2025	2,963	2,951	2,963
Total Germany						$3,921	$3,901

Luxembourg
Travelport Finance	Services: Consumer	7.54% (LIBOR +5%)	03/18/2019	5/30/2026	3,000	$2,941	$2,830
Total Luxembourg						$2,941	$2,830

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.9% (LIBOR +5.5%)	08/07/2018	8/7/2025	5,000	$4,821	$4,825
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	2/7/2025	2,831	2,819	2,788

Total United Kingdom						$7,640	$7,613

United States of America
1A Smart Start LLC	Services: Consumer	6.83% (LIBOR +4.5%)	08/28/2015	2/21/2022	4,325	$4,310	$4,325
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.15% (LIBOR +3.75%)	07/28/2017	8/10/2024	3,930	3,916	3,871
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.9% (LIBOR +6.5%)	04/25/2018	4/27/2023	5,000	4,962	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.44% (LIBOR +4%)	10/04/2018	10/3/2025	3,990	3,981	3,995
Advanced Computer Software	High Tech Industries	7.16% (LIBOR +4.75%)	05/25/2018	5/31/2024	1,489	1,486	1,490
Advanced Integration Technology LP	Aerospace & Defense	7.15% (LIBOR +4.75%)	07/15/2016	4/3/2023	1,945	1,933	1,938
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.37% (LIBOR +4.75%)	12/01/2015	7/31/2021	1,925	1,919	1,862
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	09/26/2017	3/14/2025	2,216	2,203	2,089
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	07/09/2018	7/6/2025	3,970	3,953	3,950
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.91% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,975	1,948	1,965
Alpha Media LLC	Media: Broadcasting & Subscription	8.48% (LIBOR +6%)	02/24/2016	2/25/2022	1,284	1,255	1,275
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	7/10/2025	2,395	2,385	2,376
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	7/10/2025	580	577	575
American Sportsman Holdings Co	Retail	7.4% (LIBOR +5%)	11/22/2016	9/25/2024	3,930	3,890	3,762
Ansira Holdings, Inc. (3)	Media: Diversified & Production	8.17% (LIBOR +5.75%)	04/17/2018	12/20/2022	611	403	343
Ansira Holdings, Inc.	Media: Diversified & Production	8.15% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,840	1,830	1,657
AP Gaming I LLC	Hotel, Gaming & Leisure	5.9% (LIBOR +3.5%)	06/06/2016	2/15/2024	2,450	2,446	2,449
APC Aftermarket	Automotive	7.53% (LIBOR +5%)	05/09/2017	5/10/2024	490	483	426
APFS Staffing Holdings Inc	Services: Consumer	7.39% (LIBOR +5%)	04/04/2019	4/10/2026	2,000	1,961	1,981
AQA Aquisition Holding, Inc	High Tech Industries	6.58% (LIBOR +4.25%)	10/01/2018	5/24/2023	1,985	1,985	1,975

Logan JV Loan Portfolio as of June 30, 2019

(dollar amounts in thousands)

ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	12/19/2018	12/5/2025	4,312	4,272	4,301
Avaya Inc	Telecommunications	6.65% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,575	2,553	2,469
Barbri Inc	Media: Diversified & Production	6.69% (LIBOR +4.25%)	12/01/2017	12/1/2023	3,122	3,110	3,083
BCP Qualtek Merger Sub LLC	Telecommunications	8.49% (LIBOR +5.75%)	07/16/2018	7/18/2025	3,925	3,857	3,837
Big Ass Fans LLC	Capital Equipment	6.08% (LIBOR +3.75%)	11/07/2017	5/21/2024	2,462	2,453	2,465
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	8/23/2023	1,965	1,951	1,980
BI-LO LLC	Retail	10.59% (LIBOR +8%)	05/15/2018	5/31/2024	1,489	1,440	1,431
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.84% (LIBOR +4.25%)	06/16/2017	6/21/2024	2,940	2,919	2,848
California Cryobank LLC	Healthcare & Pharmaceuticals	6.32% (LIBOR +4%)	08/03/2018	8/6/2025	3,184	3,170	3,184
Cambium Learning Inc.	Services: Consumer	7.08% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,990	1,897	1,973
CC Amulet Intermediate, LLC (4)(12)	Healthcare & Pharmaceuticals	3.32% (LIBOR +1%)	06/18/2018	4/30/2024	1,538	(13)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.15% (LIBOR +4.75%)	06/18/2018	4/30/2024	3,427	3,399	3,418
Clarity Telecom, LLC. (11)	Telecommunications	6.82% (LIBOR +4.5%)	06/27/2019	6/21/2024	4,000	3,960	4,000
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/5/2023	4,808	4,792	4,808
Commercial Barge Line Co	Transportation: Cargo	11.15% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,256	1,239	854
Constellis Holdings, LLC	Aerospace & Defense	7.58% (LIBOR +5%)	04/18/2017	4/21/2024	1,960	1,947	1,504
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.08% (LIBOR +3.5%)	06/21/2017	7/7/2024	1,965	1,958	1,977
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.08% (LIBOR +4.75%)	09/29/2017	10/4/2024	2,957	2,951	2,948
CryoLife Inc	Healthcare & Pharmaceuticals	5.58% (LIBOR +3.25%)	11/15/2017	12/2/2024	1,970	1,962	1,975
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	02/11/2015	12/1/2021	1,910	1,914	1,633
Datto, Inc.	Services: Business	6.58% (LIBOR +4.25%)	03/29/2019	4/2/2026	1,875	1,866	1,887
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.65% (LIBOR +3.25%)	12/06/2017	2/13/2025	247	246	240
Drilling Info Inc.	High Tech Industries	6.65% (LIBOR +4.25%)	07/27/2018	7/30/2025	4,466	4,446	4,449
DXP Enterprises, Inc.	Wholesale	7.15% (LIBOR +4.75%)	08/16/2017	8/29/2023	1,474	1,463	1,477
E2open, LLC (11)	Transportation: Cargo	7.32% (LIBOR +5%)	06/21/2019	11/26/2024	5,000	4,950	4,950
Eliassen Group, LLC	Services: Business	6.9% (LIBOR +4.5%)	10/19/2018	11/5/2024	4,656	4,634	4,632
Empower Payments Acquisition	Services: Business	6.65% (LIBOR +4.25%)	10/05/2018	10/5/2025	3,980	3,971	3,976
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.66% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,581	2,564	2,576
Gold Standard Baking, Inc.(14)	Wholesale	7.13% (LIBOR +4.5%)	05/19/2015	4/23/2021	2,473	2,469	1,407
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.65% (LIBOR +5.25%)	02/09/2018	6/20/2023	4,706	4,688	4,712
Great Dane Merger Sub Inc	High Tech Industries	6.15% (LIBOR +3.75%)	05/02/2018	5/21/2025	2,970	2,958	2,940
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	8/18/2022	1,959	1,929	1,950
Heartland Dental LLC (5)	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	04/19/2018	4/17/2025	33	-	(2)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.15% (LIBOR +3.75%)	04/19/2018	4/30/2025	1,453	1,447	1,381
Help/Systems Holdings, Inc.	High Tech Industries	6.08% (LIBOR +3.75%)	03/23/2018	3/28/2025	1,980	1,976	1,968
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.4% (LIBOR +4%)	12/14/2017	12/19/2024	4,925	4,906	4,851
Hoffman Southwest Corporation	Environmental Industries	6.98% (LIBOR +4.5%)	05/16/2019	8/14/2023	3,031	3,001	3,000
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.83% (LIBOR +4.5%)	03/08/2019	4/27/2025	1,771	1,763	1,775
Idera Inc	High Tech Industries	6.91% (LIBOR +4.5%)	06/27/2017	6/28/2026	2,320	2,302	2,321
Infoblox Inc.	High Tech Industries	6.9% (LIBOR +4.5%)	11/03/2016	11/7/2023	2,125	2,093	2,129
Institutional Shareholder Services, Inc.	Services: Business	6.83% (LIBOR +4.5%)	03/04/2019	2/26/2026	1,995	1,976	1,980
Intermedia Holdings, Inc.	Telecommunications	8.4% (LIBOR +6%)	07/13/2018	7/11/2025	2,985	2,959	2,992
International Textile Group Inc	Consumer goods: Durable	7.44% (LIBOR +5%)	04/20/2018	4/19/2024	975	971	907
Isagenix International LLC	Services: Consumer	8.08% (LIBOR +5.75%)	04/26/2018	6/14/2025	1,900	1,884	1,511
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.66% (LIBOR +6%)	06/19/2018	10/1/2024	2,171	2,114	2,079
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	3/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	3/17/2025	1,809	1,802	1,800
MAG DS Corp.	Aerospace & Defense	7.15% (LIBOR +4.75%)	06/01/2018	5/30/2025	2,970	2,945	2,955

Logan JV Loan Portfolio as of June 30, 2019

(dollar amounts in thousands)

Mavenir Systems Inc	Telecommunications	8.42% (LIBOR +6%)	05/01/2018	5/1/2025	1,980	1,947	1,979
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.15% (LIBOR +4.75%)	05/12/2017	5/20/2024	1,960	1,953	1,235
MDVIP Inc	Healthcare & Pharmaceuticals	6.65% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,235	4,223	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.83% (LIBOR +5.25%)	05/29/2015	6/1/2022	748	746	754
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.17% (LIBOR +4.75%)	05/24/2018	5/21/2025	2,382	2,372	2,322
MLN US Holdco LLC	Telecommunications	6.94% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,985	2,978	2,861
Morphe, LLC	Consumer goods: Non-Durable	8.33% (LIBOR +6%)	02/21/2017	2/10/2023	2,663	2,638	2,663
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.08% (LIBOR +4.5%)	07/13/2015	6/30/2021	4,466	4,459	4,466
New Insight Holdings Inc	Services: Business	8.08% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,970	1,893	1,968
NextCare, Inc. (6)(12)	Healthcare & Pharmaceuticals	7.07% (LIBOR +4.75%)	02/13/2018	2/28/2023	630	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.9% (LIBOR +4.5%)	02/13/2018	6/30/2024	3,836	3,805	3,797
Northern Star Holdings Inc.	Utilities: Electric	7.08% (LIBOR +4.75%)	03/28/2018	3/14/2025	4,197	4,180	4,113
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.67% (LIBOR +5.25%)	09/13/2017	9/13/2023	2,925	2,899	2,896
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.42% (LIBOR +4%)	08/08/2017	8/1/2024	2,226	2,218	2,209
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.4% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,935	1,936
OpenLink	High Tech Industries	7.4% (LIBOR +4.75%)	03/02/2018	3/21/2025	1,773	1,765	1,766
Orion Business Innovations	High Tech Industries	7.19% (LIBOR +4.5%)	10/18/2018	10/19/2024	563	558	560
Orion Business Innovations	High Tech Industries	6.68% (LIBOR +4%)	03/04/2019	10/21/2024	831	823	827
Orion Business Innovations	High Tech Industries	7.05% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,913	1,921
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.33% (LIBOR +5%)	10/16/2018	8/9/2023	3,970	3,936	3,930
Output Services Group Inc	Services: Business	6.65% (LIBOR +4.25%)	03/26/2018	3/21/2024	4,446	4,428	4,023
Park Place Technologies, LLC	High Tech Industries	6.4% (LIBOR +4%)	03/22/2018	3/22/2025	2,317	2,307	2,305
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.4% (LIBOR +5%)	10/04/2018	9/28/2025	2,978	2,950	2,959
Ping Identity Corp	High Tech Industries	6.15% (LIBOR +3.75%)	01/23/2018	1/24/2025	1,485	1,479	1,483
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	9/29/2025	3,080	3,053	3,069
Pivotal Payments (7)	Services: Business	6.89% (LIBOR +4.5%)	09/27/2018	9/29/2025	893	750	755
PLH Group Inc	Energy: Oil & Gas	8.57% (LIBOR +6%)	08/01/2018	7/25/2023	4,041	3,958	4,001
Polar US Borrower	Chemicals, Plastics & Rubber	7.35% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,985	2,877	2,951
Premise Health Holding Corp (8)(12)	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	08/14/2018	7/10/2025	294	(1)	(2)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.07% (LIBOR +3.75%)	08/14/2018	7/10/2025	3,678	3,662	3,657
Project Leopard Holdings Inc	High Tech Industries	6.7% (LIBOR +4.5%)	06/21/2017	7/7/2023	1,719	1,716	1,719
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.14% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,970	1,955	1,966
Pure Fishing Inc	Consumer goods: Non-Durable	6.83% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,197	1,152	1,142
QuickBase Inc.	High Tech Industries	6.44% (LIBOR +4%)	03/29/2019	4/2/2026	2,100	2,090	2,097
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.4% (LIBOR +7%)	03/16/2018	3/21/2025	1,009	992	1,019
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.4% (LIBOR +3%)	10/18/2017	11/8/2024	2,028	2,013	2,026
Sabre Industries Inc	Capital Equipment	6.89% (LIBOR +4.5%)	04/04/2019	4/2/2026	1,200	1,188	1,200
SCS Holdings Inc	High Tech Industries	6.65% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,445	1,439	1,455
Silverback Merger Sub Inc	High Tech Industries	5.9% (LIBOR +3.5%)	08/11/2017	8/21/2024	1,179	1,177	1,055
SMS Systems Maintenance Services Inc	High Tech Industries	7.4% (LIBOR +5%)	02/09/2017	10/30/2023	2,925	2,915	2,039
SoClean, Inc	Healthcare & Pharmaceuticals	8.59% (LIBOR +6%)	02/13/2018	12/20/2022	5,022	4,984	5,022
Starfish- V Merger Sub Inc	High Tech Industries	6.9% (LIBOR +4.5%)	08/11/2017	8/16/2024	1,228	1,219	1,226
ThoughtWorks, Inc.	High Tech Industries	6.4% (LIBOR +4%)	10/06/2017	10/11/2024	3,961	3,951	3,966
TOMS Shoes LLC	Retail	8.08% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,915	1,882	1,475
Tupelo Buyer Inc	Transportation: Cargo	6.15% (LIBOR +3.75%)	10/02/2017	10/7/2024	2,193	2,180	2,186
TV Borrower US LLC	High Tech Industries	7.08% (LIBOR +4.75%)	02/16/2017	2/22/2024	880	877	883
Uber Technologies, Inc.	Services: Consumer	6.41% (LIBOR +4%)	03/22/2018	4/4/2025	2,772	2,761	2,777
US Shipping Corp	Utilities: Oil & Gas	6.65% (LIBOR +4.25%)	03/09/2016	6/26/2021	206	201	196

Logan JV Loan Portfolio as of June 30, 2019

(dollar amounts in thousands)

Utility One Source L.P.	Construction & Building	7.83% (LIBOR +5.5%)	04/07/2017	4/18/2023	980	974	986
Vertiv Group Corporation	Capital Equipment	6.33% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,475	1,433
Vistage Worldwide, Inc.	Services: Consumer	6.4% (LIBOR +4%)	02/06/2018	2/10/2025	2,489	2,483	2,481
Weight Watchers International, Inc.	Services: Consumer	7.35% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,410	2,372	2,373
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.9% (LIBOR +4.5%)	08/18/2017	9/29/2023	4,926	4,908	4,902
Wrench Group LLC	Construction & Building	6.45% (LIBOR +4.25%)	04/15/2019	4/12/2026	3,125	3,094	3,125
Wrench Group LLC (9)(12)	Construction & Building	6.57% (LIBOR +4.25%)	04/15/2019	4/15/2026	1,042	(10)	-
Yak Access LLC	Energy: Oil & Gas	7.4% (LIBOR +5%)	06/29/2018	7/2/2025	2,944	2,867	2,721
Zenith American Holding, Inc.	Services: Business	7.58% (LIBOR +5.25%)	03/11/2019	12/13/2024	2,974	2,974	2,944
Zenith American Holding, Inc. (10)(12)	Services: Business	7.57% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	(5)	(5)

Total United States of America						$296,868	$291,258

Total Senior Secured First Lien Term Loans						$316,503	$310,742

Second Lien Term Loans
United States of America
AQA Aquisition Holding, Inc	High Tech Industries	10.6% (LIBOR +8%)	10/01/2018	5/24/2024	1,000	$991	$995
Constellis Holdings, LLC	Aerospace & Defense	11.58% (LIBOR +9%)	04/18/2017	4/21/2025	1,000	989	698
DigiCert, Inc.	High Tech Industries	10.4% (LIBOR +8%)	09/20/2017	10/31/2025	600	598	597
DiversiTech Holdings Inc	Consumer goods: Durable	9.83% (LIBOR +7.5%)	05/18/2017	6/2/2025	2,000	1,985	1,953
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	8/18/2023	500	487	498
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.4% (LIBOR +7%)	08/11/2017	8/15/2025	979	972	959
Optiv Security Inc	High Tech Industries	9.65% (LIBOR +7.25%)	01/19/2017	1/31/2025	1,500	1,495	1,324
Park Place Technologies, LLC	High Tech Industries	10.4% (LIBOR +8%)	03/22/2018	3/29/2026	700	694	694
SESAC Holdco II LLC	Media: Diversified & Production	9.65% (LIBOR +7.25%)	02/13/2017	2/24/2025	1,000	993	990
TKC Holdings Inc	Services: Business	10.41% (LIBOR +8%)	01/31/2017	2/1/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	10.58% (LIBOR +8.25%)	02/16/2017	2/22/2025	1,000	989	998
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.4% (LIBOR +7%)	05/04/2015	5/15/2023	425	424	415
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.4% (LIBOR +7%)	05/04/2015	5/12/2023	75	74	73

Total United States of America						$12,530	$12,019

Total Second Lien Term Loans						$12,530	$12,019

Total Investments						$329,033	$322,761

Cash equivalents
Dreyfus Government Cash Management Fund						21,762	21,762
Other cash accounts						4,705	4,705
Total Cash equivalents						$26,467	$26,467

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.

Logan JV Loan Portfolio as of June 30, 2019

(dollar amounts in thousands)

(3)

Represents a delayed draw commitment of $611,217, of which $206,785 was unfunded as of June 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $32,609, which was unfunded as of June 30, 2019. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $893,255, of which $134,857 was unfunded as of June 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $294,107, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of June 30, 2019. Issuer pays 2.125% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	Represents a delayed draw commitment of $496,514, which was unfunded as of June 30, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that interest will start to accrue on when the trade settles. Three month LIBOR as of June 30, 2019 is shown to reflect possible projected interest rate.
(12)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of June 30, 2019 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of June 30, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Aquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Aquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Below is certain summarized financial information for Logan JV as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018:

Selected Balance Sheet Information

	As of June 30, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $329,033 and $252,710, respectively)	$322,761	$329,771
Cash	26,467	26,868
Other assets	3,120	2,194
Total assets	$352,348	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$232,736	$239,356
Payable for investments purchased	9,363	7,342
Distribution payable	3,750	3,360
Other liabilities	2,761	2,744
Total liabilities	$248,610	$252,802
Members' capital	$103,738	$106,031
Total liabilities and members' capital	$352,348	$358,833

Selected Statement of Operations Information

	For the three months ended June 30, 2019	For the three months ended June 30, 2018	For the six months ended June, 30 2019	For the six months ended June, 30 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,391	$5,458	$12,920	$9,963
Fee income	25	49	54	108
Total revenues	6,416	5,507	12,974	10,071
Credit facility expenses (1)	3,090	2,690	$6,596	4,488
Other fees and expenses	314	89	237	208
Total expenses	3,404	2,779	6,833	4,696
Net investment income	3,012	2,728	6,141	5,375
Net realized (loss) gain	(2,574)	220	(4,045)	279
Net change in unrealized (depreciation) on investments	(246)	(2,068)	1,061	(925)
Net increase in members' capital from operations	$192	$880	$3,157	$4,729

(1)

As of June 30, 2019, Logan JV had $234,662 of outstanding debt under its credit facility with an effective interest rate of 4.88% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under its credit facility with an effective interest rate of 4.72% per annum.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4 or 5

The investment performance scores, are as follows:

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.17 and 2.05 at June 30, 2019 and December 31, 2018, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019				December 31, 2018
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$89.3	17.6%	$107.2	23.1%	$122.7	22.7%	$132.6	26.9%
2(b)	270.6	53.2%	258.4	55.7%	242.1	44.9%	232.7	47.1%
3(c)	106.0	20.8%	90.0	19.4%	135.0	25.0%	109.2	22.1%
4(d)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
5(e)	42.7	8.4%	8.4	1.8%	39.8	7.4%	19.2	3.9%
Total	$508.6	100.0%	$464.0	100.0%	539.6	100.0%	493.7	100.0%

(a)	As of June 30, 2019 and December 31, 2018, Investment Score “1” included $21.2 million and $30.6 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of June 30, 2019 and December 31, 2018, Investment Score “2” included $48.5 million and $47.2 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of June 30, 2019 and December 31, 2018, Investment Score “3” included $82.4 million and $65.8 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of June 30, 2019 and December 31, 2018, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of June 30, 2019 and December 31, 2018, Investment Score “5” included $8.4 million and $18.7, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2019, we had loans on non-accrual status with an amortized cost basis of $39.6 million and fair value of $8.4 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2019 and December 31, 2018. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three and six months ended June 30, 2019 and 2018

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest income on debt securities
Cash interest	$8.2	$11.8	$16.9	$23.5
PIK interest	0.7	0.6	1.4	0.7
Prepayment premiums	0.2	0.3	0.2	0.4
Net accretion of discounts and other fees	0.4	1.2	0.7	1.9
Total interest on debt securities	9.5	13.9	19.2	26.5
Dividend income (1)	3.8	2.8	7.5	5.4
Interest income on other income-producing securities (1)	0.1	0.9	0.2	1.9
Fees related to non-controlled, affiliated investments	0.2	0.3	0.4	0.5
Other income (2)	1.8	0.5	2.3	0.7
Total investment income	$15.4	$18.4	$29.6	$35.0

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended June 30, 2019 and 2018, we recognized $1.6 million and $0 million, respectively, of non-recurring fees from portfolio companies. For the six months ended June 30, 2019 and 2018, we recognized $1.7 million and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and six month periods was primarily due to the contraction in overall investment portfolio since June 30, 2018, which led to lower interest income, offset by higher dividend income from certain equity investments and non-recurring other fee income.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Accumulated PIK balance, beginning of period	$4.5	$4.1	$3.9	$3.9
PIK income capitalized/receivable	0.7	0.6	1.4	0.8
PIK reduction due to sale	—	—	(0.1)	—
PIK reduction due to repayments	(0.5)	(1.1)	(0.5)	(1.1)
Accumulated PIK balance, end of period	$4.7	$3.6	$4.7	$3.6

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2019 and 2018.

Expenses

Our primary operating expenses include the payment of base management fees, borrowing expenses related to our credit facilities and Notes, and expenses reimbursable under the investment management agreement and the allocable portion of overhead under the administration and investment management agreements (“administrator expenses”). The base management fee compensates the Advisor for work in identifying, evaluating, negotiating, closing and monitoring our investments. Our investment management agreement and administration agreement provides that we will reimburse the Advisor for costs and expenses incurred by the Advisor for facilities, office equipment and utilities allocable to the performance by the Advisor of its duties under the agreements, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to us. We bear all other costs and expenses of our operations and transactions.

The following shows the breakdown of expenses for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Expenses
Interest and fees on Borrowings (a)	$3.6	$4.1	$7.8	$8.0
Base management fees	1.8	2.3	3.7	4.7
Other expenses	1.1	1.2	2.0	2.1
Administrator expenses	0.4	0.5	0.8	1.1
Total expenses	6.9	8.1	14.3	15.9
Management fee waiver	(0.5)	—	(0.5)	—
Total expenses, net of management fee waiver	6.4	8.1	13.8	15.9
Income tax provision, excise and other taxes (b)	0.1	0.1	0.2	0.3
Total expenses after taxes	$6.5	$8.2	$14.0	$16.2

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three and six month periods was due primarily to lower base management fees as a result of portfolio contraction, management fee waiver, lower administrator expenses allocated from the Advisor and lower interest on Borrowings as a result of portfolio contraction and lower borrowing costs.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $8.9 million, or $0.28 per common share based on a weighted average of 31,769,141 common shares outstanding for the for the three months ended June 30, 2019, as compared to $10.1 million, or $0.31 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended June 30, 2018.

Net investment income was $15.6 million, or $0.49 per common share based on a weighted average of 32,027,847 common shares outstanding for the six months ended June 30, 2019 as compared to $18.9 million, or $0.58 per common share based on a weighted average of 32,673,590 common shares outstanding for the six months ended June 30, 2018.

The decrease in net investment income between the three and six month periods is primarily attributable to a decrease in interest on debt and other income-producing investments due to portfolio contraction offset by lower base net management fees, administrator expenses, and interest and fees on Borrowings.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Aerogroup International Inc. (1)	$(1.4)	$(1.4)	$(2.2)	$(6.3)
Alex Toys, LLC (2)	—	—	(1.5)	—
Charming Charlie LLC (3)	—	(3.1)	—	(11.4)
Fairstone Financial Inc.(4)	—	0.2	—	0.2
Gryphon Partners 3.5, L.P.	—	0.0	—	0.0
Home Partners of America, Inc.(5)	—	—	0.0	—
LAI International, Inc. (6)	(22.7)	—	(22.7)	—
Specialty Brands Holdings, LLC (7)	—	(21.0)	—	(21.0)
THL Credit Logan JV LLC	—	0.2	—	0.3
Tri-Starr Management Services, Inc.(8)	—	—	0.4	—
YP Equity Investors, LLC	—	—	—	0.0
Other	0.0	—	0.0	—
Net realized losses	$(24.1)	$(25.1)	$(26.0)	$(38.2)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $8.0 million reflected as escrow receivable. Subsequently, we collected the outstanding escrow proceeds in cash through June 2019 realizing additional losses to reflect amounts collected and associated expenses.

(2)

On January 11, 2019, we sold our first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7.7 million. The realized loss of $1.5 million was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

During the three months ended March 31, 2018 our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Rollup

Term Loan into two new exit first lien term loans and a non-controlling common equity interest (we and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, we funded $0.9 million of the remaining unfunded commitments under its DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, our debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, we provided $8.9 million of commitments under a vendor financing facility. As part of this conversion and in accordance with GAAP, we recorded a realized loss of $3.1 million, which was offset by a corresponding change in unrealized depreciation in the same amount.

(4)	Includes the impact of foreign exchange gain.
(5)	On February 8, 2019, the Company sold its first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7,732.
(6)

In May 2019, we received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. An additional $4.4 million in proceeds reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2019 are expected from a sale of another segment of the business and realization of certain receivables. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation.

(7)

On June 29, 2018, as part of restructuring the business, we agreed to sell our second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, we recognized a loss of $21.0 million and reversed $20.3 million of unrealized depreciation.

(8)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gross unrealized appreciation on investments	$3.8	$12.2	$13.2	$16.9
Gross unrealized depreciation on investments	(18.5)	(15.6)	(20.7)	(20.7)
Reversal of prior period net unrealized depreciation upon a realization	20.4	19.8	8.8	30.2
Total	$5.7	$16.4	$1.3	$26.4

The net change in unrealized appreciation (depreciation) on our investments for the three and six months ended June 30, 2019 and 2018 was the result of the write-down of investments offset by reversal of unrealized losses due to realization of certain portfolio investments and the performance of certain portfolio investments, including controlled investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements.

During 2019, the largest reduction in value was in our investment in Charming Charlie, LLC, which declared bankruptcy subsequent to the quarter end. Refer to Recent Developments for further detail. The investment in Charming Charlie is on non-accrual status with an investment score of “5”. This reduction was partially offset by an increase in the value of our investment in Copperweld Bimetallics LLC, where we hold a controlling equity interest, and a reversal of accumulated unrealized losses upon realization of our investment in LAI International Inc.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.2 million and $(0.1) million for consolidated subsidiaries, respectively. For the six months ended June 30, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.3 and $(0.2) million for consolidated subsidiaries, respectively. As of June 30, 2019 and December 31, 2018, $1.8 million and $2.0 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net (Decrease) Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(9.7) million, or $(0.30) per common share based on a weighted average of 31,769,141  common shares for the three months ended June 30, 2019, as compared to $1.5 million, or $0.05 per common share based on a weighted average of 32,673,590 common shares for the three months ended June 30, 2018, respectively.

Net (decrease) increase in net assets resulting from operations totaled $(9.5) million, or $(0.30) per common share based on a weighted average of 32,027,847  common shares for the six months ended June 30, 2019, as compared to $7.9 million, or $0.24 per common share based on a weighted average of 32,673,590 common shares for the six months ended June 30, 2018, respectively.

The changes in net assets from operations between the three months ended June 30, 2019 and 2018 and the six months ended June 30, 2019 and 2018 is due primarily to lower interest income as a result of portfolio contraction and the increase of the realized and unrealized losses in the portfolio and the related tax impact.

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

We borrowed $52.7 million under our Revolving Facility for the six months ended June 30, 2019 and repaid $58.3 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $31.0 million under our Revolving Facility for the six months ended June 30, 2018 and repaid $54.1 million on our Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million) from proceeds received from prepayments and sales and investment income.

Our operating activities (used) provided cash of $22.5 million and $49.7 million for the six months ended June 30, 2019 and 2018, respectively, primarily in connection with the purchase and sales of portfolio investments. For the six months ended June 30, 2019, our financing activities included net borrowings of $5.6 million on our Revolving Facility, used $13.4 million for distributions to stockholders, $6.0 million to repurchase common stock and $0.3 million for the payment of financing costs. For the six months ended June 30, 2018, our financing activities included net repayments of $23.1 million on our Revolving Facility and used $17.6 million for distributions to stockholders.

As of June 30, 2019 and December 31, 2018, we had cash of $4.0 million and $6.9 million, respectively. We had no cash equivalents as of June 30, 2019 and December 31, 2018.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2019 and December 31, 2018 (in millions):

	As of
	June 30, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (5)	Weighted Average Interest Rate (8)
Revolving Facility (3)(6)(7)	$190.0	$102.8	$108.6	4.87%	$275.0	$107.7	$135.1	4.90%
2021 Notes	—	—	—	—	—	—	42.4	—
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	12.1	6.13%
Total	$301.6	$214.4	$220.2	5.70%	$386.6	$219.3	$249.6	5.70%

(1)

As of June 30, 2019, excludes deferred financing costs of $1.3 million for the 2022 Notes and $1.8 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2019.
(3)	Canadian denominated borrowings are converted to USD using the current quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.1 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of June 30, 2019, we had outstanding debt denominated in CAD of $19.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.77 CAD to $1.00 USD as of June 30, 2019. As of December 31, 2018, we had outstanding debt denominated in CAD of $19.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190.0 million from $275.0 million.

(8)	Represents the weighted average interest rate as of June 30, 2019 and December 31, 2018.

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

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of June 30, 2019. The CDOR rate on the CAD outstanding on our Revolving Facility had a one month CDOR period as of June 30, 2019. A recent amendment to the Revolving Facility included a provision to provide for a replacement rate for LIBOR in anticipation of the expected LIBOR phase-out.

As of June 30, 2019, we had USD borrowings of $87.9 million outstanding under the Revolving Facility with a quarter-end interest rate of 4.94% and non-USD borrowings denominated in CAD of $19.4 million ($14.8 million in USD) outstanding under the Revolving Facility with a quarter-end interest rate of 4.47%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between USD and CAD. This movement is beyond our control and cannot be predicted.

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

As of June 30, 2019 and December 31, 2018, the carrying amount of our outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2019 and December 31, 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.4 million and $1.9 million were incurred in connection with the Revolving Facility during the three months ended June 30, 2019 and 2018, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $3.0 million and $3.6 million were incurred in connection with the Revolving Facility during the six months ended June 30, 2019 and 2018, respectively.

Amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended June 30, 2019 and 2018. Amortization of deferred financing costs of $0.6 million, which included a one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size, and $0.3 million, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2019 and 2018. As of June 30, 2019, we, had $1.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, we, had $2.9 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019.  We may be able to increase our leverage up to an amount that reduces our asset coverage to 150% once we amend the Revolving Facility, which would require our lender consent. Our asset coverage as of June 30, 2019 was in excess of 200%.

Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “TCRZ”.

On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million to cover overallotments. The proceeds from this public offering were used to redeem the previously issued notes due 2021, or 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018. As a result of this redemption, we recognized approximately $0.9 million of one-time costs from the accelerated amortization of deferred financing costs related to the 2021 Notes during 2018. We refer to the 2022 Notes and 2023 Notes collectively as the Notes. The 2021 Notes are included and the 2023 Notes are excluded under the definition for the prior years presented.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2019, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2019, the carrying amount and fair value of our Notes was $111.6 million and $114.3 million, respectively. As of December 31, 2018, the carrying value and fair value of our Notes was $111.6 million and $111.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended June 30, 2019 and 2018, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2019 and 2018, we amortized approximately $0.4 million and $0.3 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2019 and December 31, 2018, we had $3.1 million and $3.5 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2019 and 2018, we incurred interest expense on the Notes of approximately $1.8 million and $1.9 million, respectively. For the six months ended June 30, 2019 and 2018, we incurred interest expense on the Notes of approximately $3.6 million and $3.7 million, respectively.

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

As of June 30, 2019 and December 31, 2018, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2019	December 31, 2018

Unfunded delayed draw facilities
Barry's Bootcamp Holdings, LLC	2.7	—
BCDI Rodeo Dental Buyer, LLC	2.4	—
Certify, Inc.	0.2	—
Charming Charlie, LLC (2)(3)	8.3	8.3
Home Partners of America, Inc.	—	5.9
PDFTron Systems	1.1
Women's Health USA, Inc.	0.0	—
	14.7	14.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.2	0.1
ABC Legal Intermediate Holding II, LLC	0.9	—
BCDI Rodeo Dental Buyer, LLC	1.6	—
Certify, Inc.	0.0	—
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.8	1.0
HealthDrive Corporation(2)	1.1	1.8
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
IRC Opco LLC	0.6	—
NCP Investor, Inc.	1.0	1.0
OEM Group, LLC (2)	4.5	2.3
PDFTron Systems Inc.	0.5	—
SRS Acquiom Holdings, LLC	0.4	0.4
Sciens Building Solutions, LLC	0.7	2.5
SolutionReach, Inc.	0.9	—
SPST Holdings, LLC	0.7	0.7
Women's Health USA, Inc.	0.8	1.5
	19.4	16.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0

Total unfunded commitments	$35.1	$31.2

(1)	We have sole discretion as to whether to lend under this revolving commitment.

(2)

Includes amounts set aside for issued standby letters of credit.

In July 2019, we funded the unfunded commitment related to the full amount of standby letter of credit and was subsequently reimbursed for certain amounts by other co-lenders. Subsequently in July 2019, Charming Charlie LLC declared bankruptcy which relieved us from obligation to fund any remaining unfunded commitments.

(3)

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

Distributions

We have elected to be taxed as a RIC under Subchapter M of the Code. In order to maintain our status as a RIC, we are required to distribute, for each taxable year, at least 90% of our investment company taxable income. To avoid a 4% excise tax on undistributed earnings, we are required to distribute each calendar year the sum of (i) 98% of our ordinary income for such calendar year (ii) 98.2% of our capital gain net income for the one-year period ending October 31 of that calendar year and (iii) any income recognized, but not distributed, in preceding years and on which we paid no federal income tax.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 2, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2019. There were no dividends reinvested for the three and six months ended June 30, 2018, respectively.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of June 30, 2019, the percentage of 2019 income estimated as qualified interest income for tax purposes was 80.5%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2019 and 2018 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Dollar amount repurchased (1)	$4.7	$—	$6.0	$—
Shares repurchased	0.7	—	0.9	—
Average price per share (including commission)	$6.70	$—	$6.70	$—
Weighted average discount to net asset value	25.09%	—	25.82%	—

(1)	Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements.

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

Recent Developments

From July 1, 2019 through August 7, 2019, we repurchased 353,986 shares of our common stock for a total cost of $2.4 million as part of our 10b5-1 Stock Repurchase Plan. This brings the total number of shares repurchased since we began the 2019 stock repurchase program on March 11, 2019 to 1,252,987 shares at an aggregate cost of $8.4 million.

On July 2, 2019, we received proceeds of $15.4 million, which included $0.2 million prepayment premium, from the repayment of our first lien debt in Fairstone Financial, Inc.

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 protection in Delaware with plans to liquidate the company and any of its remaining assets. The fair value presented in the Schedule of Investments as of June 30, 2019 represents the expected recoverable proceeds.

On August 6, 2019, our board of directors declared a dividend of $0.21 per share payable on September 30, 2019 to stockholders of record at the close of business on September 16, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2019, 96.1% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.95% and 0.90%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our June 30, 2019, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$9.4	$3.1	$6.3
Up 200 basis points	$6.3	$2.1	$4.2
Up 100 basis points	$3.1	$1.0	$2.1
Down 300 basis points	$(4.5)	$(2.4)	$(2.1)
Down 200 basis points	$(4.4)	$(2.1)	$(2.3)
Down 100 basis points	$(3.1)	$(1.0)	$(2.1)

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2019 and 2018 for more information on the incentive fee.

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

Disclosure Controls and Procedures

Our management with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K, which could materially affect our business, financial condition or future results. Other than the items noted below, there have been no material changes during fiscal 2019 to the risk factors that were included in the Form 10-K.

Recent legislation may allow us to incur additional leverage.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. We also must amend our Revolving Facility in order to increase our leverage, which requires lender consent. See “Regulation” for a discussion of BDC regulation and other regulatory considerations. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. We are also subject to asset coverage requirements for total borrowings under our Revolving Facility. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.

We may be obligated to pay our investment adviser incentive compensation payments even if we have incurred unrecovered cumulative losses from more than three years prior to such payments and may pay more than 17.5% commencing January 1, 2020 of our net capital gains as incentive compensation payments because we cannot recover payments made in previous years.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 17.5% commencing January 1, 2020 of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 17.5% commencing January 1, 2020 of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid. See The Advisor—Investment Management Agreement.

Our Advisor has agreed to waive the receipt of all incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees shall not be subject to recoupment. For more detailed information about incentive fees payable to the Advisor under the terms of the Investment Management Agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Management Agreement,” and Note 4 to our consolidated financial statements as of December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

There were no stock repurchases during the six months ended June 30, 2018. The following table presents information with respect to the Company’s purchases of its common stock during the six months ended June 30, 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2019 through January 31, 2019	—	$—	—	$17,442,468
February 1, 2019 through February 28, 2019	—	$—	—	$17,442,468
March 1, 2019 through March 31, 2019	198,483	$6.67	198,483	$13,677,034
April 1, 2019 through April 30, 2019	244,388	$6.72	244,388	$12,035,162
May 1, 2019 through May 31, 2019	198,363	$6.78	198,363	$10,689,417
June 1, 2019 through June 30, 2019	257,767	$6.63	257,767	$8,980,796
	899,001	$6.70	899,001

(1)

Effective March 2 2018, the board of directors authorized a $17.5 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice.

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

THL CREDIT, INC.

Date: August 8, 2019	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 8, 2019	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer