Form 10-Q
period 2019-09-30
THL Credit, Inc.
filed 2019-11-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 1, 2019 was 30,285,669.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2019

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

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $276,994 and $333,023, respectively)	$260,282	$313,377
Controlled investments (cost of $170,169 and $181,325, respectively)	143,256	167,733
Non-controlled, affiliated investments (cost of $2 and $25,292, respectively)	4	12,543
Cash	14,278	6,860
Escrows and other receivables	12,181	7,306
Interest, dividends, and fees receivable	4,870	5,480
Deferred tax assets	2,255	2,056
Deferred financing costs	1,756	2,314
Prepaid expenses and other assets	368	198
Distributions receivable	311	207
Due from affiliate	276	377
Deferred offering costs	200	—
Total assets	$440,037	$518,451
Liabilities:
Loans payable	$69,161	$107,657
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,938 and $3,541, respectively)	108,669	108,067
Accrued expenses and other liabilities	3,090	1,652
Deferred tax liability	1,834	1,972
Base management fees payable	1,215	2,112
Accrued incentive fees	677	677
Accrued interest and fees	319	633
Total liabilities	184,965	222,770
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,587 and 32,318 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	31	32
Paid-in capital in excess of par	419,526	431,361
Accumulated deficit	(164,485)	(135,712)
Total net assets	$255,072	$295,681
Total liabilities and net assets	$440,037	$518,451
Net asset value per share attributable to THL Credit, Inc.	$8.34	$9.15

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Investment Income:
From non-controlled, non-affiliated investments:
Interest income	$7,264	$10,034	$23,838	$35,019
Dividend income	—	—	—	17
Other income	276	165	2,475	716
From non-controlled, affiliated investments:
Interest income	—	835	57	1,444
Other income	101	248	493	791
From controlled investments:
Interest income	1,501	1,358	4,280	4,125
Dividend income	3,610	3,334	11,087	8,774
Other income	41	104	116	236
Total investment income	12,793	16,078	42,346	51,122
Expenses:
Interest and fees on borrowings	3,047	3,470	9,688	10,827
Base management fees	1,215	2,240	4,940	6,893
Incentive fees	—	1,658	—	1,649
Administrator expenses	373	512	1,215	1,640
Other general and administrative expenses	375	379	1,107	1,373
Amortization of deferred financing costs	340	317	1,370	937
Professional fees	281	413	1,230	1,124
Directors' fees	169	169	533	566
Total expenses	5,800	9,158	20,083	25,009
Incentive fee waiver	—	(1,658)	—	(1,658)
Management fee waiver	—	—	(525)	—
Total expenses, net of fee waivers	5,800	7,500	19,558	23,351
Income tax provision, excise and other taxes	121	5	359	272
Net investment income	6,872	8,573	22,429	27,499
Realized (Loss) Gain and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	280	(184)	(26,203)	(38,777)
Non-controlled, affiliated investments	(24,652)	—	(24,652)	—
Controlled investments	16,701	(102)	17,143	241
Foreign currency transactions	(191)	2	(189)	(202)
Net realized loss on investments	(7,862)	(284)	(33,901)	(38,738)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	(4,972)	(244)	2,935	26,669
Non-controlled, affiliated investments	24,652	(2,478)	12,752	619
Controlled investments	(18,694)	(359)	(13,323)	(3,403)
Translation of assets and liabilities in foreign currencies	251	(261)	(391)	933
Net change in unrealized appreciation (depreciation) on investments	1,237	(3,342)	1,973	24,818
Net change in unrealized (depreciation) attributable to non-controlling interests	—	(102)	—	(703)
Net realized and unrealized loss from investments	(6,625)	(3,728)	(31,928)	(14,623)
Benefit (provision) for taxes on unrealized gain/loss on investments	64	(192)	335	(346)
Net increase (decrease) in net assets resulting from operations	$311	$4,653	$(9,164)	$12,530
Net investment income per common share:
Basic and diluted	$0.22	$0.26	$0.71	$0.84
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.01	$0.14	$(0.29)	$0.38
Weighted average shares of common stock outstanding:
Basic and diluted	30,992	32,674	31,679	32,674

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2019	2018
(Decrease) increase in net assets from operations:
Net investment income	$22,429	$27,499
Net realized loss on investments	(33,901)	(38,738)
Net change in unrealized appreciation on investments	1,973	24,818
Net change in unrealized (depreciation) attributable to non-controlling interests	—	(703)
Benefit (provision) for taxes on unrealized gain (loss) on investments	335	(346)
Net (decrease) increase in net assets resulting from operations	(9,164)	12,530
Distributions to stockholders:
Distributions to stockholders from net investment income	(19,855)	(26,466)
Total distributions to stockholders	(19,855)	(26,466)
Capital share transactions:
Repurchase of common stock	(11,590)	—
Net decrease in net assets from capital share transactions	(11,590)	—
Total decrease in net assets	(40,609)	(13,936)
Net assets at beginning of period	295,681	344,029
Net assets at end of period	$255,072	$330,093
Common shares outstanding at end of period	30,587	32,674
Capital share activity:
Shares repurchased	1,730	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2019	2018
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(9,164)	$12,530
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation on investments	(1,973)	(24,115)
Net realized loss on investments	42,818	37,215
Net realized loss on foreign exchange currency transactions	189	161
Increase in investments due to interest paid-in-kind	(2,049)	(1,524)
Amortization of deferred financing costs	1,370	937
Accretion of discounts on investments and other fees	(918)	(2,590)
Changes in operating assets and liabilities:
Purchases of investments	(99,368)	(56,708)
Proceeds from sale and paydown of investments	151,906	115,075
Decrease in interest, dividends and fees receivable	610	829
(Increase) decrease in deferred offering costs	(196)	148
(Increase) decrease in escrow and other receivables	(4,875)	1,746
Decrease in due from affiliates	101	29
(Increase) decrease in deferred tax asset	(199)	605
(Increase) decrease in prepaid expenses and other assets	(182)	233
Increase (decrease) in accrued expenses and other liabilities	1,570	(473)
Decrease in accrued credit facility fees and interest	(314)	(176)
Decrease in deferred tax liability	(138)	(301)
Decrease in base management fees payable, net	(897)	(316)
Decrease in other deferred liabilities	—	(41)
Decrease in accrued incentive fees payable, net	—	(116)
Net cash provided by operating activities	78,291	83,148
Cash flows from financing activities:
Repurchase of common stock	(11,590)	—
Borrowings under credit facility	78,450	69,500
Repayments under credit facility	(117,529)	(123,088)
Distributions paid to stockholders	(19,855)	(26,466)
Financing and offering costs paid	(349)	(152)
Net cash (used in) financing activities	(70,873)	(80,206)
Net increase in cash	7,418	2,942
Cash, beginning of period	6,860	3,617
Cash, end of period	$14,278	$6,559
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$9,312	$10,138
Income taxes paid	$6	$20
PIK income earned	$1,925	$1,821

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—102.04% of net asset value
First lien senior secured debt
—87.33% of net asset value
Canada
—1.92% of net asset value
PDFTron Systems Inc. (7)	IT services	7.8% (LIBOR + 5.8%)	5/15/2019	5/15/2024	$5,000	$4,954	$4,903
PDFTron Systems Inc. (7)(10)(25)	IT services	7.8% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(10)	—
PDFTron Systems Inc. (7)(9)(10)	IT services	7.8% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(5)	—
				Subtotal Canada	$5,000	$4,939	$4,903
Midwest
—7.59% of net asset value
1-800 Hansons, LLC	Consumer products and services	9.6% (LIBOR + 7.5%) (8.6% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,755	$3,713	$3,530
1-800 Hansons, LLC (9)(10)	Consumer products and services	8.6% (LIBOR + 6.5%)	10/19/2017	10/19/2022	—	(3)	—
IRC Opco LLC	Healthcare	7.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	5,414	5,369	5,414
IRC Opco LLC (9)	Healthcare	7.5% (LIBOR + 5.3%)	1/4/2019	1/4/2024	27	21	27
Matilda Jane Holdings, Inc.	Consumer products and services	10.6% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,427	11,292	10,399
				Subtotal midwest	$20,623	$20,392	$19,370
Northeast
—17.21% of net asset value
Certify, Inc.	IT services	7.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,523	1,521
Certify, Inc. (26)	IT services	7.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	70	68	69
Certify, Inc. (9) (10)	IT services	7.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	—	(1)	—
Communication Technology Intermediate (7)	Business services	8.1% (LIBOR + 6.0%)	8/26/2019	8/26/2024	8,113	7,953	7,953
Communication Technology Intermediate (7)(9)(10)	Business services	8.1% (LIBOR + 6.0%)	8/26/2019	8/26/2024	—	(15)	—
DataOnline Corp.	IT services	8.0% (LIBOR + 5.8%)	6/7/2019	7/31/2024	2,687	2,661	2,687
HealthDrive Corporation	Healthcare	7.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,925	9,841	9,925
HealthDrive Corporation (9)(10)	Healthcare	7.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	—	(15)	—
Simplicity Financial Marketing Holdings Inc.	Financial services	7.9% (LIBOR + 5.8%)	9/13/2019	9/13/2024	3,472	3,421	3,403
Simplicity Financial Marketing Holdings Inc. (9)(10)	Financial services	7.9% (LIBOR + 5.8%)	9/13/2019	9/13/2024	—	(6)	—
Simplicity Financial Marketing Holdings Inc. (25)	Financial services	7.9% (LIBOR + 5.8%)	9/13/2019	9/13/2024	145	138	142

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
smarTours, LLC	Consumer products and services	8.9% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,305	5,238	5,305
smarTours, LLC (9)(10)	Consumer products and services	8.9% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(9)	—
Urology Management Associates, LLC	Healthcare	7.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	5,034	4,959	4,982
Women's Health USA, Inc.	Healthcare	7.8% (LIBOR + 5.8%)	10/9/2018	10/9/2023	7,881	7,863	7,881
Women's Health USA, Inc. (9)(10)	Healthcare	7.8% (LIBOR + 5.8%)	10/9/2018	10/9/2023	—	(15)	—
Women's Health USA, Inc.	Healthcare	7.9% (LIBOR + 5.8%)	10/9/2018	10/9/2023	29	29	29
				Subtotal northeast	$44,205	$43,633	$43,897
Southeast
—12.61% of net asset value
Virtus Pharmaceuticals, LLC	Healthcare	11.9% (8)	7/17/2014	1/2/2020	$24,013	$23,981	$24,013
Whitney, Bradley & Brown, Inc.	Business services	9.6% (LIBOR + 7.5%)	10/18/2017	10/18/2022	8,076	8,017	8,157
				Subtotal southeast	$32,089	$31,998	$32,170
Southwest
—22.35% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.5% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$9,632	$9,632	$9,343
BCDI Rodeo Dental Buyer, LLC	Healthcare	7.2% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,802	5,747	5,715
BCDI Rodeo Dental Buyer, LLC (9)	Healthcare	7.1% (LIBOR + 5.0%)	5/14/2019	5/14/2025	162	146	162
BCDI Rodeo Dental Buyer, LLC (9)	Healthcare	7.2% (LIBOR + 5.0%)	5/14/2019	5/14/2025	—	—	—
Holland Intermediate Acquisition Corp.	Energy / utilities	11.1% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	13,860
Holland Intermediate Acquisition Corp. (9)	Energy / utilities	11.1% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.6% (LIBOR + 10.3%)	3/28/2014	3/28/2020	24,636	24,584	23,651
Riveron Acquisition Holdings, Inc.	Business services	8.4% (LIBOR + 6.3%)	5/22/2019	5/22/2025	4,337	4,255	4,254
				Subtotal southwest	$65,892	$65,687	$56,985
West
—25.65% of net asset value
ABC Legal Services, Inc.	Business services	7.9% (LIBOR + 5.5%)	6/21/2019	6/21/2024	$7,273	$7,152	$7,157
ABC Legal Services, Inc. (9)(10)	Business services	7.9% (LIBOR + 5.5%)	6/21/2019	6/21/2024	—	(11)	—
Alpine SG, LLC	IT services	7.8% (LIBOR + 5.5%)	4/9/2019	11/16/2022	1,316	1,305	1,305
Alpine SG, LLC	IT services	7.8% (LIBOR + 5.5%)	4/9/2019	11/16/2022	659	653	653
Barry's Bootcamp Holdings, LLC	Consumer products and services	8.8% (LIBOR + 6.5%)	5/23/2019	7/14/2022	891	891	891
EBS Intermediate LLC (24)	Consumer products and services	7.5% (LIBOR + 5.5%)	10/2/2018	10/2/2023	7,906	7,795	7,906
EBS Intermediate LLC (9) (10)(24)	Consumer products and services	7.5% (LIBOR + 5.5%)	10/2/2018	10/2/2023	—	(24)	—
Evergreen Services Group, LLC	IT services	8.1% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,452	9,376	9,358
Gener8, LLC	Business services	7.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,940	5,871	5,940
Gener8, LLC (9)	Business services	7.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	1,000	982	1,000

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
It's Just Lunch International LLC	Media, entertainment and leisure	10.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,459	5,500
MeriCal, LLC	Consumer products and services	7.9% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,510	7,510	7,059
NCP Investor Inc	Healthcare	7.6% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,098	7,011	7,009
NCP Investor Inc (9) (10)	Healthcare	7.6% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(12)	—
SolutionReach, Inc.	IT services	7.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,633	6,519	6,633
SolutionReach, Inc. (9) (10)	IT services	7.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(16)	—
SRS Acquiom Holdings LLC	Financial services	7.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,963	4,920	5,012
SRS Acquiom Holdings LLC (10)(23)	Financial services	7.8% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—
				Subtotal west	$66,141	$65,378	$65,423

			Subtotal first lien senior secured debt		$233,950	$232,027	$222,748

Second lien debt
—8.13% of net asset value
Northeast
—4.70% of net asset value
Merchants Capital Access, LLC (15)	Financial services	12.6% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,936	$12,000
				Subtotal northeast	$12,000	$11,936	$12,000
Southeast
—3.43% of net asset value
MB Medical Operations LLC	Healthcare	11.4% (LIBOR + 9.0%)	12/7/2016	6/7/2022	$9,023	$8,933	$8,750
				Subtotal southeast	$9,023	$8,933	$8,750

			Subtotal second lien debt		$21,023	$20,869	$20,750

Subordinated debt
—2.71% of net asset value
Southeast
—2.71% of net asset value
Martex Fiber Southern Corp.	Industrials and manufacturing	16.5% (12.0% Cash + 4.5% PIK) (11)	4/30/2012	3/31/2020	$9,886	$9,886	$6,920
			Subtotal southeast		$9,886	$9,886	$6,920

			Subtotal subordinated debt		$9,886	$9,886	$6,920

Equity investments
—2.44% of net asset value
Midwest
—0.07% of net asset value

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Matilda Jane Holdings, Inc. (13)(18)	Consumer products and services		4/28/2017		488,896	$489	$—
New Host Holdings, LLC (19)	IT services		12/27/2013		20,000	200	—
New Host Holdings, LLC (18)	IT services		12/27/2013	12/13/2020	1,800	1,800	196
			Subtotal midwest			$2,489	$196
Northeast
—1.82% of net asset value
Alex Toys, LLC (12)(13)(14)(19)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (12)(13)(14) (18)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (19)	IT services		2/28/2019		8,409	175	208
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (19)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (12)(14)(19)	Consumer products and services		10/31/2017		2,158	216	240
Urology Management Associates, LLC (19)	Healthcare		8/31/2018		769	769	1,069
Wheels Up Partners, LLC (12)(14)(19)	Transportation		1/31/2014		1,000,000	1,000	3,124
			Subtotal northeast			$4,048	$4,641
Southeast
—0.11% of net asset value
Virtus Pharmaceuticals, LLC (12)(14)(19)	Healthcare		3/31/2015		8,275	$127	$—
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		232	244	269
Virtus Pharmaceuticals, LLC (12)(14)(18)	Healthcare		3/31/2015		590	590	—
			Subtotal southeast			$961	$269
Southwest
—0.24% of net asset value
Allied Wireline Services, LLC (12)(14)(19)	Energy / utilities		2/28/2014		618,868	$619	$—
Dimont & Associates, Inc. (19)	Financial services		3/14/2016		313	129	—
Igloo Products Corp. (19)	Consumer products and services		4/30/2014		1,902	1,716	621
			Subtotal southwest			$2,464	$621
West
—0.190% of net asset value
MeriCal, LLC (12) (13) (18)	Consumer products and services		9/30/2016		521	$505	$136
MeriCal, LLC (12) (13) (19)	Consumer products and services		9/30/2016		5,334	10	—
Sciens Building Solutions, LLC (12) (18)	Business services		7/12/2017		170	186	360
			Subtotal west			701	$496

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal equity		10,663	6,223

Warrants
—0.00% of net asset value
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (14)	Energy / utilities		2/28/2014		501,159	$175	$—
				Subtotal southwest		$175	$—

				Subtotal warrants		$175	$—

Investments in funds
—1.43% of net asset value
Midwest
—1.23% of net asset value
Freeport Financial SBIC Fund LP (15)(22)	Financial services		6/14/2013			$2,957	$3,129
				Subtotal midwest		$2,957	$3,129
West
—0.20% of net asset value
Gryphon Partners 3.5, L.P. (15)(22)	Financial services		11/20/2012			$417	$512
				Subtotal west		$417	$512

			Subtotal investments in funds			$3,374	$3,641

Total non-controlled/non-affiliated investments
—102.04% of net asset value						$276,994	$260,282

Controlled investments
—56.16% of net asset value

First lien senior secured debt
—18.58% of net asset value
Southeast
—3.10% of net asset value
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.6% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$9,707	$7,307	$728
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	14.3% (LIBOR + 12.0%)	7/1/2016	12/31/2020	2,248	1,053	—

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (16)(20)	Energy / utilities	12.4% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	7,200	6,150	7,200
				Subtotal southeast	$19,155	$14,510	$7,928
Southwest
—15.47% of net asset value

OEM Group, LLC (16)	Industrials and manufacturing	11.5% (LIBOR + 9.5%) (7.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$19,678	$19,678	$19,678
OEM Group, LLC (16)	Industrials and manufacturing	11.5% (LIBOR + 9.5%) (7.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,395	9,395	9,395
OEM Group, LLC (16)	Industrials and manufacturing	11.5% (LIBOR + 9.5%) (7.5% Cash + 4.0% PIK)	6/26/2018	6/30/2022	10,388	10,267	10,388
				Subtotal southwest	$39,461	$39,340	$39,461

			Subtotal first lien senior secured debt		$58,616	$53,850	$47,389

Equity investments
—5.93% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (16)(18)	Energy / utilities		7/1/2016		12,131	1,114	—
Loadmaster Derrick & Equipment, Inc. (16)(19)	Energy / utilities		12/21/2016		2,956	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (12)(13)(16)(21)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$—
				Subtotal southwest		$8,890	$—
West
—5.93% of net asset value
C&K Market, Inc. (16)(19)	Retail & grocery		11/3/2010		1,992,365	$2,270	$5,174
C&K Market, Inc. (16)(18)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal west		$13,226	$15,136

				Subtotal equity		$23,230	$15,136
Investments in funds
—31.65% of net asset value

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Northeast
—31.65% of net asset value
THL Credit Logan JV LLC (12)(15)(16)(17)(19)(22)	Investment funds and vehicles		12/3/2014		—	$93,089	$80,731
				Subtotal northeast		93,089	80,731

			Subtotal investments in funds			$93,089	$80,731
Total controlled investments
—56.16% of net asset value						$170,169	$143,256

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (12)(15)(19)(22)	Investment funds and vehicles		1/27/2011			$—	$1
THL Credit Greenway Fund II LLC (12)(15)(19)(22)	Investment funds and vehicles		3/1/2013			2	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$4

Total investments—158.21% of net asset value						$447,165	$403,542

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
(3)

As of September 30, 2019, 27.1% of the Company’s total investments on a cost and fair value basis are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2019. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2019

(dollar amounts in thousands)

(unaudited)

current prime rate or federal funds rate. Each LIBOR and ABR rate may be subject to interest floors. As of September 30, 2019, the 30-day, 90-day and 180-day LIBOR rates were 2.02%, 2.09% and 2.06%, respectively.

(5)	Principal includes accumulated PIK, interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Company pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(15)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(16)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the quarter ended September 30, 2019 in which the issuer was a portfolio company that the Company is deemed to control.

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

(18)	Preferred stock.
(19)	Common stock and member interest.
(20)	Loan was on non-accrual as of September 30, 2019.
(21)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2019.
(22)	Investment is measured at fair value using net asset value.
(23)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(24)	Investment previously known as Rollins Enterprises LLC.
(25)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(26)	Company pays 0.25% unfunded commitment fee on revolving loan facility.

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

(7)	Foreign company at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Unitranche investment; interest rate reflected represents the implied interest rate earned on the investment for the most recent quarter.
(9)	Company pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(10)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(13)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(14)	Interest held by a substantially owned subsidiary of THL Credit, Inc.
(15)	Not a qualifying asset under Section 55(a) of the 1940 Act.
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
(25)

In January 2018, the Company's commitment in the DIP facilities allowed it to convert $17,893 of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP (as defined in Note 2), the Company recorded a realized loss of $8,369, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby the Company converted its DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (the Company and other funds managed by the Advisor collectively have a controlling equity interest in Charming Charlie LLC). On

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2018

(dollar amounts in thousands)

the same date, the Company funded $894 of the remaining unfunded commitments under its DIP facilities and used an additional $2,236 to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, the Company's debt investment in Charming Charlie is comprised of $24,601 in the exit first lien term loans. In addition, the Company provided $8,946 of commitments under a vendor financing facility (see tickmark 26 for further description), which was subsequently reduced to $8,275 with $671 funded into a first lien term loan. As part of this conversion and in accordance with GAAP, the company recorded a realized loss of $3,125, which was offset by a corresponding change in unrealized depreciation in the same amount.

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

(27)	Investment formerly known as Hansons Window & Construction, Inc. The name change was effective January 1, 2018.
(28)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(29)	Investment formerly known as Hostway Corporation.

THL Credit, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2019

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2019 and December 31, 2018.

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

Under the Notes payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the old arrangement is lower than the borrowing capacity of the new arrangement evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs related to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

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

Escrow receivable and other receivables

Escrow receivables are categorized within Level 3 of the fair value hierarchy where the net realizable value of the escrow receivables approximates fair value. Other receivables are categorized within Level 3 of the fair value hierarchy where the net realizable value of the receivables approximates fair value. The fair value of escrow receivables and other receivables is determined using waterfall or liquidation analyses based on anticipated proceeds which may incorporate probability weighted scenario analysis.

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

As of September 30, 2019, the Company holds no investments denominated in foreign currency.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2019, the Company had loans on non-accrual status with an amortized cost basis of $14,510 and fair value of $7,928. As of September 30, 2018, the Company had loans on non-accrual status with an amortized cost basis of $14,357 and fair value of $7,844.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2019 and 2018:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Accumulated PIK balance, beginning of period	$4,679	$3,699	$3,879	$3,922
PIK income capitalized/receivable	616	934	2,023	1,824
PIK reduction due to sale	(116)	—	(185)	—
PIK received in cash from repayments	—	(233)	(538)	(1,346)
Accumulated PIK balance, end of period	$5,179	$4,400	$5,179	$4,400

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2019 and 2018.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended September 30, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax expenses (benefits) of $121 and $(1), respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax expenses of $359 and $302, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Current income tax benefit:
Current income tax provision	$—	$(6)	$—	$(13)
Deferred income tax benefit (provision):
Deferred income tax benefit	—	—	—	43
Benefit (provision) for taxes on unrealized gain on investments	64	(192)	335	(346)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2019 and December 31, 2018, $5 of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019 and December 31, 2018, $1,834 and $1,972, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2019 and December 31, 2018, $2,255 (net of $6,206 allowance) and $2,056 (net of $4,396 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which impacts fair value disclosure for both private and public companies. ASU 2018-13 removes, modifies, and adds certain fair value related disclosures. This guidance eliminates disclosures related to valuation processes for Level 3 fair value measurement and requires the disclosure of the range and weighted average of the significant unobservable inputs for Level 3 fair value measurements and the way it is calculated. ASU 2018-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company has determined that this guidance will not have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2019:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$270,137	$—	$—	$270,137
Second lien debt	20,750	—	—	20,750
Subordinated debt	6,920	—	—	6,920
Equity investments	21,359	—	—	21,359
Warrants	—	—	—	—
Investment in Logan JV (1)	80,731	—	—	—
Investments in funds (1)	3,645	—	—	—
Total investments	$403,542	$—	$—	$319,166

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2018:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$329,348	$—	$—	$329,348
Second lien debt	25,295	—	—	25,295
Subordinated debt	6,556	—	—	6,556
Equity investments	43,534	—	—	43,534
Warrants	580	—	—	580
Investment in Logan JV (1)	84,825	—	—	—
Investments in funds (1)	3,515	—	—	—
Total investments	$493,653	$—	$—	$405,313

(1)

Certain investments that are measured at fair value using net asset value have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of September 30, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$93,091	$80,735	20.01%	31.66%
Healthcare	75,588	75,245	18.66%	29.51%
Consumer products and services	65,811	59,738	14.80%	23.42%
Industrials and manufacturing	58,116	46,381	11.49%	18.18%
Business services	34,390	34,821	8.63%	13.65%
Energy / utilities	47,373	31,131	7.71%	12.20%
IT services	29,202	27,533	6.82%	10.79%
Financial services	23,909	24,198	6.00%	9.49%
Retail & grocery	13,226	15,136	3.75%	5.93%
Media, entertainment and leisure	5,459	5,500	1.36%	2.16%
Transportation	1,000	3,124	0.77%	1.22%
Total Investments	$447,165	$403,542	100.00%	158.21%

The following is a summary of the industry classification in which the Company invests as of December 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104,643	$94,197	19.09%	31.86%
Investment funds and vehicles	92,396	84,829	17.18%	28.69%
Consumer products and services	74,921	69,101	14.00%	23.37%
Healthcare	62,484	60,234	12.20%	20.37%
IT services	52,367	50,426	10.21%	17.05%
Energy / utilities	46,494	37,052	7.51%	12.53%
Financial services	43,069	42,859	8.68%	14.49%
Retail & grocery	38,516	27,783	5.63%	9.40%
Business services	18,308	18,548	3.76%	6.27%
Media, entertainment and leisure	5,442	5,500	1.11%	1.86%
Transportation	1,000	3,124	0.63%	1.06%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$152,708	$141,273	35.01%	55.39%
Southwest	116,556	97,067	24.05%	38.05%
West	79,722	81,567	20.21%	31.98%
Southeast	67,402	56,037	13.89%	21.97%
Midwest	25,838	22,695	5.62%	8.90%
Canada	4,939	4,903	1.22%	1.92%
Total Investments	$447,165	$403,542	100.00%	158.21%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$185,747	$154,689	31.34%	52.31%
Northeast	160,182	$151,210	30.63%	51.14%
West	72,340	$74,788	15.15%	25.29%
Southeast	77,935	$71,874	14.56%	24.31%
Midwest	28,435	$26,522	5.37%	8.97%
Canada	15,001	$14,570	2.95%	4.93%
Total Investments	$539,640	$493,653	100.00%	166.95%

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

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$194,639	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	62,435	Market comparable companies (market approach)	EBITDA Multiple	6.4	x	-	7.4	x	(6.9	x)
	9,518	Market comparable companies (market approach)	Revenue Multiple	2.1	x	-	2.3	x	(2.2	x)
Second lien debt	20,750	Discounted cash flows (income approach)	Comparative Yield	12%		-	13%		(13%)
Subordinated debt	6,920	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.5	x	(5.0	x)
Equity investments	18,027	Market comparable companies (market approach)	EBITDA Multiple	4.1	x	-	4.8	x	(4.4	x)
	3,332	Market comparable companies (market approach)	Revenue Multiple	3.2	x	-	3.7	x	(3.5	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Total Level 3 Investments	$315,621

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $3,545 of first lien senior secured debt as the investments were valued at cost based upon recent purchase price.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$216,662	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	12%		-	13%		(12%)
	98,307	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	7.0	x	(6.4	x)
	6,663	Market comparable companies (market approach)	Revenue Multiple	0.5	x	-	0.6	x	(0.6	x)
Second lien debt	19,880	Discounted cash flows (income approach)	Weighted average cost of capital (WACC)	15%		-	17%		(16%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Subordinated debt	6,556	Market comparable companies (market approach)	EBITDA Multiple	0.4	x	-	0.6	x	(0.5	x)
Equity investments	40,410	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.1	x	(4.8	x)
	3,124	Market comparable companies (market approach)	Revenue Multiple	2.8	x	-	3.8	x	(3.3	x)
Warrants	580	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.8	x	(5.3	x)
Total Level 3 Investments	$397,597

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

(2)	Fair value of Alex Toys, LLC term loan was excluded from the first lien senior secured totals as the investment was valued based on a sale transaction which occurred in Q1 2019.

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	95,438	—	—	191	—	95,629
Sales and repayments	(116,481)	(5,418)	—	(27,048)	—	(148,947)
Unrealized appreciation (depreciation)(1)	16,856	820	(157)	(9,917)	(580)	7,022
Realized loss	(57,417)	—	—	14,599	—	(42,818)
Net amortization of premiums, discounts and fees	865	53	—	—	—	918
PIK	1,528	—	521	—	—	2,049
Ending balance, September 30, 2019	$270,137	$20,750	$6,920	$21,359	$-	$319,166
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(5,498)	$820	$(156)	$(2,619)	$(580)	$(8,033)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	30,996	—	—	769	—	403	32,168
Sales and repayments	(89,922)	(6,223)	(12,302)	(14,067)	—	—	(122,514)
Unrealized appreciation (depreciation)(1)	(689)	20,578	928	2,581	603	(121)	23,880
Realized (loss) gain	(10,748)	(21,013)	(1,210)	(1,119)	—	—	(34,090)
Net amortization of premiums, discounts and fees	2,387	61	71	71	—	—	2,590
PIK	962	—	350	211	—	—	1,523
Ending balance, September 30, 2018	$340,083	$26,168	$6,942	$57,620	$678	$11,541	$443,032
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(8,403)	$20	$(88)	$1,534	$603	$(120)	$(6,454)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the nine months ended September 30, 2019 and 2018 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and THL Credit Logan JV, LLC for the nine months ended September 30, 2019 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc. for the nine months ended September 30, 2018. The below table summarizes the above mentioned financial data, with the exception OEM Group, LLC for the nine months ended September 30, 2019, which is presented in a separate tabular disclosure further below.

	For the nine months ended September 30
Income Statement	2019	2018
Net Sales	$185,350	$451,749
Gross Profit	66,886	106,005
Net gain (loss)	4,560	(8,427)

The below table summarizes the financial information for OEM Group, LLC for the nine months ended September 30, 2019.

Income Statement	For the nine months ended September 30, 2019
Net Sales	$24,230
Gross Profit	6,400
Net loss	(13,545)

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

As of September 30, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2019
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2019 and December 31, 2018, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2019 and December 31, 2018, Logan JV had $234,007 and $241,679 of outstanding borrowings under the credit facility, respectively. At September 30, 2019, the effective interest rate on the Logan JV Credit Facility was 4.58% per annum.

As of September 30, 2019 and December 31, 2018, Logan JV had total investments at fair value of $335,202 and $329,771, respectively. As of September 30, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 132 and 130 different borrowers, respectively. As of September 30, 2019, there was one loan on non-accrual status with an amortized cost and fair value of $2,423 and $1,435, respectively. As of December 31, 2018, there were no loans on non-accrual status. As of September 30, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4,116 and $4,263, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019	As of December 31, 2018
First lien secured debt, at par	$341,215	$327,574
Second lien debt, at par	10,629	16,962
Total debt investments, at par	$351,844	$344,536
Weighted average yield on first lien secured loans (1)	6.9%	7.2%
Weighted average yield on second lien loans (1)	10.0%	10.4%
Weighted average yield on all loans (1)	7.0%	7.4%
Number of borrowers in Logan JV	132	130
Largest loan to a single borrower (2)	$5,009	$5,101
Total of five largest loans to borrowers (2)	$24,997	$25,001

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2019 and December 31, 2018, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended September 30, 2019 and 2018, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,400 and $2,560, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations. For the nine months ended September 30, 2019 and 2018, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $7,560 and $7,360, respectively. As of September 30, 2019 and December 31, 2018, $2,689 and $2,481, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019 and December 31, 2018, $311 and $207, respectively, of return of capital associated with distribution declared was included the Distribution receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, distributions declared and earned of $9,849 for the twelve months ended September 30, 2019, represented a dividend yield to the Company of 10.7% based upon average capital invested. As of December 31, 2018, distributions declared and earned of $9,912 for the twelve months ended December 31, 2018, represented a dividend yield to the Company of 12.0% based upon average capital invested.

Logan JV Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.	Services: Business	7.33% (LIBOR +5%)	03/07/2019	02/01/2026	3,474	$3,409	$3,413
PNI Canada Acquireco Corp	High Tech Industries	6.61% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,720	1,712	1,717

Total Canada						$5,121	$5,130

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	05/31/2023	978	$969	$932
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	02/26/2025	2,955	2,943	2,911
Total Germany						$3,912	$3,843

Luxembourg
Travelport Finance	Services: Consumer	7.54% (LIBOR +5%)	03/18/2019	05/30/2026	3,000	$2,943	$2,725
Total Luxembourg						$2,943	$2,725

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.05% (LIBOR +5%)	08/07/2018	08/07/2025	5,000	$4,828	$4,800
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	02/07/2025	2,824	2,813	2,797

Total United Kingdom						$7,641	$7,597

United States of America
1A Smart Start LLC	Services: Consumer	6.83% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,313	$4,301	$4,313
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.86% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,920	3,906	3,862
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.53% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,964	4,926
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.13% (LIBOR +4%)	10/04/2018	10/03/2025	3,980	3,971	3,988
Advanced Computer Software	High Tech Industries	6.79% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,485	1,482	1,488
Advanced Integration Technology LP	Aerospace & Defense	6.86% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,940	1,929	1,918
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	7.11% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,697	1,683
AG Parent Holdings LLC	High Tech Industries	7.26% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,641	2,663
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.37% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,920	1,915	1,795
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,211	2,198	2,076
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,960	3,943	3,722
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.56% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,963	1,937	1,943
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,389	2,379	2,365
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	07/10/2025	578	576	572
American Sportsman Holdings Co	Retail	7.11% (LIBOR +5%)	11/22/2016	09/25/2024	3,920	3,882	3,783
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.86% (LIBOR +5.75%)	04/17/2018	12/20/2022	610	402	342
Ansira Holdings, Inc.	Media: Diversified & Production	7.86% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,836	1,826	1,652
AP Gaming I LLC	Hotel, Gaming & Leisure	5.61% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,444	2,440	2,437
APC Aftermarket	Automotive	7.18% (LIBOR +5%)	05/09/2017	05/10/2024	489	482	372
APFS Staffing Holdings Inc	Services: Consumer	7.06% (LIBOR +5%)	04/04/2019	04/10/2026	1,995	1,957	1,988
AQA Acquisition Holding, Inc	High Tech Industries	6.58% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,980	1,980	1,970

Logan JV Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7.4% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,150	1,127	1,156
ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,301	4,262	4,279
Avaya Inc	Telecommunications	6.43% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,568	2,548	2,447
Axiom Global Inc (10)	Services: Business	6.84% (LIBOR +4.75%)	09/25/2019	09/25/2026	3,000	2,970	2,970
Barbri Inc	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,090
BCP Qualtek Merger Sub LLC	Telecommunications	8.01% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,900	3,835	3,816
Big Ass Fans LLC	Capital Equipment	6.08% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,456	2,447	2,464
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	08/23/2023	1,960	1,947	1,950
BI-LO LLC	Retail	10.34% (LIBOR +8%)	05/15/2018	05/31/2024	1,485	1,439	1,421
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.58% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,933	2,913	2,874
California Cryobank LLC	Healthcare & Pharmaceuticals	6.32% (LIBOR +4%)	08/03/2018	08/06/2025	3,176	3,163	3,168
Cambium Learning Inc.	Services: Consumer	6.61% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,985	1,896	1,945
CC Amulet Intermediate, LLC (4)(11)	Healthcare & Pharmaceuticals	3.09% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(5)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.87% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,418	3,392	3,410
Clarity Telecom, LLC	Telecommunications	6.61% (LIBOR +4.5%)	06/27/2019	08/31/2026	4,000	3,960	4,005
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.37% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,100	2,059	2,069
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.39% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,400	1,372	1,379
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,795	4,781	4,795
Commercial Barge Line Co	Transportation: Cargo	10.86% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,224	690
Connect Finco SARL (10)	Telecommunications	6.59% (LIBOR +4.5%)	09/23/2019	09/23/2026	1,432	1,403	1,412
Constellis Holdings, LLC	Aerospace & Defense	7.26% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,942	1,200
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	5.84% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,960	1,953	1,966
CryoLife Inc	Healthcare & Pharmaceuticals	5.58% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,965	1,958	1,973
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,905	1,909	1,748
Datto, Inc.	Services: Business	6.58% (LIBOR +4.25%)	03/29/2019	04/02/2026	1,870	1,862	1,891
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.36% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	246	243
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,987	4,963	4,925
Drilling Info Inc.	High Tech Industries	6.36% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,454	4,436	4,436
DXP Enterprises, Inc.	Wholesale	6.86% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,470	1,460	1,477
E2open, LLC	Transportation: Cargo	7.87% (LIBOR +5.75%)	06/21/2019	11/26/2024	5,000	4,952	4,950
Eliassen Group, LLC	Services: Business	6.61% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,650	4,630	4,627
Empower Payments Acquisition	Services: Business	6.11% (LIBOR +4%)	10/05/2018	10/05/2025	3,970	3,961	3,946
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.31% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,574	2,559	2,587
Gold Standard Baking, Inc. (13)	Wholesale	6.88% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,518	2,423	1,435
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.36% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,693	4,677	4,693
Granite Holdings US Acquisition Co (10)	Capital Equipment	7.34% (LIBOR +5.25%)	09/25/2019	09/25/2026	2,933	2,845	2,864
Great Dane Merger Sub Inc	High Tech Industries	5.61% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,963	2,951	2,927
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,954	1,927	1,949
Heartland Dental LLC (5)(11)	Healthcare & Pharmaceuticals	5.84% (LIBOR +3.75%)	04/19/2018	04/17/2025	33	-	(1)
Heartland Dental LLC	Healthcare & Pharmaceuticals	5.86% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,450	1,444	1,422
Help/Systems Holdings, Inc.	High Tech Industries	6.08% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,975	1,971	1,973
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.11% (LIBOR +4%)	12/14/2017	12/19/2024	4,913	4,894	4,827
Hoffman Southwest Corporation	Environmental Industries	6.83% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,595	1,594
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.83% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,779
Idera Inc	High Tech Industries	6.62% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,314	2,298	2,316

Logan JV Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Infoblox Inc.	High Tech Industries	6.61% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,120	2,090	2,133
Institutional Shareholder Services, Inc.	Services: Business	6.83% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,990	1,972	1,970
Intermedia Holdings, Inc.	Telecommunications	8.11% (LIBOR +6%)	07/13/2018	07/11/2025	2,978	2,953	2,982
International Textile Group Inc	Consumer goods: Durable	7.1% (LIBOR +5%)	04/20/2018	04/19/2024	969	965	828
Isagenix International LLC	Services: Consumer	7.85% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,874	1,859	1,448
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.66% (LIBOR +6%)	06/19/2018	10/01/2024	2,132	2,078	1,937
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,802	1,800
MAG DS Corp.	Aerospace & Defense	6.86% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,963	2,938	2,948
Mavenir Systems Inc	Telecommunications	8.34% (LIBOR +6%)	05/01/2018	05/01/2025	1,975	1,943	1,950
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	6.86% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,955	1,948	886
MDVIP Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,224	4,213	4,198
Merrill Communications LLC (10)	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,980	1,995
Miller's Ale House Inc	Hotel, Gaming & Leisure	6.93% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,370	2,360	2,204
MLN US Holdco LLC	Telecommunications	6.61% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,978	2,971	2,777
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.83% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,454	4,447	4,454
New Insight Holdings Inc	Services: Business	7.75% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,965	1,892	1,975
NextCare, Inc. (6)(11)	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,826	3,797	3,788
Northern Star Holdings Inc.	Utilities: Electric	6.83% (LIBOR +4.5%)	03/28/2018	03/14/2025	4,186	4,170	4,123
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.28% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,901	2,896
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.29% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,186
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.11% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,931
OpenLink	High Tech Industries	7.15% (LIBOR +4.5%)	03/02/2018	03/21/2025	1,771	1,764	1,762
Orion Business Innovations	High Tech Industries	6.64% (LIBOR +4.5%)	10/18/2018	10/19/2024	562	557	559
Orion Business Innovations	High Tech Industries	6.64% (LIBOR +4.5%)	03/04/2019	10/21/2024	829	822	825
Orion Business Innovations	High Tech Industries	6.82% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,921	1,905	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.33% (LIBOR +5%)	10/16/2018	08/09/2023	3,960	3,928	3,881
Output Services Group Inc	Services: Business	6.61% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,434	4,417	3,880
Park Place Technologies, LLC	High Tech Industries	6.11% (LIBOR +4%)	03/22/2018	03/22/2025	2,311	2,302	2,304
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.11% (LIBOR +5%)	10/04/2018	09/28/2025	2,970	2,944	2,851
Ping Identity Corp	High Tech Industries	5.86% (LIBOR +3.75%)	01/23/2018	01/24/2025	462	460	462
Pivotal Payments	Services: Business	7.06% (LIBOR +5%)	09/27/2018	09/29/2025	3,963	3,937	3,924
PLH Group Inc	Energy: Oil & Gas	8.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,976	3,899	3,951
Polar US Borrower	Chemicals, Plastics & Rubber	7.08% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,978	2,874	2,899
Premise Health Holding Corp (7)(11)	Healthcare & Pharmaceuticals	5.59% (LIBOR +3.5%)	08/14/2018	07/10/2025	294	(1)	(3)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.83% (LIBOR +3.5%)	08/14/2018	07/10/2025	3,669	3,653	3,635
Project Leopard Holdings Inc	High Tech Industries	6.7% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,715	1,712	1,720
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.78% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,965	1,951	1,961
Pure Fishing Inc	Consumer goods: Non-Durable	6.83% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,194	1,151	1,067
QuickBase Inc.	Services: Business	6.07% (LIBOR +4%)	03/29/2019	04/03/2026	2,095	2,085	2,084
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.11% (LIBOR +7%)	03/16/2018	03/21/2025	1,006	990	1,021
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.11% (LIBOR +3%)	10/18/2017	11/08/2024	2,023	2,009	2,034
Sabre Industries Inc	Capital Equipment	6.31% (LIBOR +4.25%)	04/04/2019	04/02/2026	1,197	1,186	1,204
Silverback Merger Sub Inc	High Tech Industries	5.61% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,176	1,174	1,000

Logan JV Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
SMS Systems Maintenance Services Inc	High Tech Industries	7.11% (LIBOR +5%)	02/09/2017	10/30/2023	2,918	2,909	2,392
SoClean, Inc	Healthcare & Pharmaceuticals	8.32% (LIBOR +6%)	02/13/2018	12/20/2022	5,009	4,974	5,009
Starfish- V Merger Sub Inc	High Tech Industries	6.61% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,225	1,217	1,222
Teneo Holdings LLC	Services: Business	7.29% (LIBOR +5.25%)	07/15/2019	07/12/2025	2,250	2,163	2,157
ThoughtWorks, Inc.	High Tech Industries	6.11% (LIBOR +4%)	10/06/2017	10/11/2024	3,951	3,941	3,961
Titan Sub LLC (10)	Aerospace & Defense	7.09% (LIBOR +5%)	09/19/2019	09/19/2026	2,250	2,228	2,253
TOMS Shoes LLC	Retail	7.76% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,910	1,883	1,222
Tupelo Buyer Inc	Transportation: Cargo	5.8% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,188	2,175	2,141
Uber Technologies, Inc.	Services: Consumer	6.03% (LIBOR +4%)	03/22/2018	04/04/2025	2,765	2,754	2,754
US Shipping Corp	Utilities: Oil & Gas	6.36% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	202	191
Utility One Source L.P.	Construction & Building	7.83% (LIBOR +5.5%)	04/07/2017	04/18/2023	978	972	990
Vertiv Group Corporation	Capital Equipment	6.33% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,476	1,435
Vistage Worldwide, Inc.	Services: Consumer	6.15% (LIBOR +4%)	02/06/2018	02/10/2025	2,482	2,477	2,472
W3 Topco LLC	Energy: Oil & Gas	8.04% (LIBOR +6%)	08/13/2019	08/13/2025	204	190	193
W3 Topco LLC	Energy: Oil & Gas	8.17% (LIBOR +6%)	08/13/2019	08/16/2025	1,796	1,673	1,701
Weight Watchers International, Inc.	Services: Consumer	7.07% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,376	2,341	2,384
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,913	4,895	4,888
Wrench Group LLC	Construction & Building	6.45% (LIBOR +4.25%)	04/15/2019	04/12/2026	3,117	3,088	3,121
Wrench Group LLC (8)(11)	Construction & Building	6.34% (LIBOR +4.25%)	04/15/2019	04/30/2026	1,042	(10)	1
Yak Access LLC	Energy: Oil & Gas	7.11% (LIBOR +5%)	06/29/2018	07/02/2025	2,925	2,852	2,698
Zenith American Holding, Inc.	Services: Business	7.58% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,958	3,948	3,919
Zenith American Holding, Inc.(9)	Services: Business	7.36% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$314,317	$306,964

Total Senior Secured First Lien Term Loans						$333,934	$326,259

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc	High Tech Industries	10.32% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC	Aerospace & Defense	11.26% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	213
DigiCert, Inc.	High Tech Industries	10.11% (LIBOR +8%)	09/20/2017	10/31/2025	600	598	599
DiversiTech Holdings Inc	Consumer goods: Durable	9.83% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,985	1,960
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	488	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.11% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	950
Optiv Security Inc	High Tech Industries	9.36% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,495	729
Park Place Technologies, LLC	High Tech Industries	10.11% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	695
TKC Holdings Inc	Services: Business	10.12% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,840	1,816
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.11% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	416
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.11% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	73

Total United States of America						$10,552	$8,943

Logan JV Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total Second Lien Term Loans						$10,552	$8,943

Total Investments						$344,486	$335,202

Cash equivalents
Dreyfus Government Cash Management Fund						13,472	13,472
Other cash accounts						946	946
Total Cash equivalents						$14,418	$14,418

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $610,201, of which $206,785 was unfunded as of September 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $32,609, which was unfunded as of September 30, 2019. Company pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $294,107, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of September 30, 2019. Company pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $496,514, of which $372,386 was unfunded as of September 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Unsettled trade that interest will start to accrue on when the trade settles. Three month LIBOR as of September 30, 2019 is shown to reflect possible projected interest rate.
(11)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of September 30, 2019 is shown to reflect possible projected interest rate.
(12)	All investments are pledged as collateral for loans payable unless otherwise noted.
(13)	Loan was on non-accrual as of September 30, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699

Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Acquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Acquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, of which $353,371 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of December 31, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $125,217, which was unfunded as of December 31, 2018. Company pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $564,516, which was unfunded as of December 31, 2018. Company does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, of which $338,056 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.
(12)

Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/ revolver facility. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

Selected Balance Sheet Information:

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $344,486 and $337,104, respectively)	$335,202	$329,771
Cash	14,418	26,868
Other assets	1,383	2,194
Total assets	$351,003	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$232,284	$239,356
Payable for investments purchased	11,426	7,342
Distribution payable	3,750	3,360
Other liabilities	2,630	2,744
Total liabilities	$250,090	$252,802
Members' capital	$100,913	$106,031
Total liabilities and members' capital	$351,003	$358,833

Selected Statement of Operations Information:

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,311	$6,011	$19,231	$15,974
Fee income	50	(6)	104	102
Total revenues	6,361	6,005	19,335	16,076
Credit facility expenses (1)	2,883	2,681	9,682	6,821
Other fees and expenses	296	298	331	854
Total expenses	3,179	2,979	10,013	7,675
Net investment income	3,182	3,026	9,322	8,401
Net realized (loss) gain	5	92	(4,040)	371
Net change in unrealized (depreciation) on investments	(3,012)	201	(1,950)	(724)
Net increase in members' capital from operations	$175	$3,319	$3,332	$8,048

(1)

As of September 30, 2019, Logan JV had $234,007 of outstanding debt under the credit facility with an effective interest rate of 4.58% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum.

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

For the three months ended September 30, 2019 and 2018, the Company incurred $1,215 and $2,240, respectively, of base management fees. For the nine months ended September 30, 2019 and 2018, the Company incurred $4,415 and $6,893, respectively, of base management fees, net of management fees waived of $525 and $0, respectively. As of September 30, 2019 and December 31, 2018, $1,215 and $2,112, respectively, was payable to the Advisor.

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

Incentive Fee on Net Investment Income as of January 1, 2020

On June 14, 2019, the shareholders of the Company approved an amended and restated investment management agreement that modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”). The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

The calculation of pre-incentive fee net investment income continues to mean interest income, amortization of original issue discount, commitment and origination fees, dividend income and any other income (including any other fees, such as, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses payable under the Company’s administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Furthermore, pre-incentive fee net investment income continues to include, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), accrued income that we have not yet received in cash.

The incentive fee based on pre-incentive net investment income for each quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the minimum income level.
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of the Company’s pre-incentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	17.5% of the Company’s pre-incentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarter Period.

The amount of the incentive fee on pre-incentive net investment income that will be paid for a particular quarter will equal the excess of the incentive fee so calculated minus the aggregate incentive fees on pre-incentive net investment income that were paid in respect of the eleven calendar quarters (or if shorter, the appropriate number of quarters that have occurred since January 1, 2018) included in the relevant Trailing Twelve Quarters but not in excess of the Incentive Fee Cap (as described below).

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarter Period, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarter Period. “Cumulative Net Return” means (x) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarter Period minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve Quarter Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, the Company pays no incentive fee based on income to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on pre-incentive fee net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, the Company pays an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap. “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

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

For the three and nine months ended September 30, 2019, the Company incurred no incentive fee related to ordinary income under the new calculation.

For the three and nine months ended September 30, 2018, the Company would have incurred $951 and $2,645 of incentive fees, respectively, related to ordinary income under the new calculation. These fees were calculated based on the incentive fee rate of 20.0% which was in effect through June 14, 2019, the date when a reduced rate of 17.5% was approved by the shareholders. These fees under the new formula were greater on a cumulative basis than the fees calculated based on the formula as in effect under the original investment management agreement and therefore, the fees under the old formula were reflected as an expense as well as a corresponding waiver in the same amount.

Incentive Fee on Net Investment Income Prior to January 1, 2018 Pursuant to the Original Investment Management Agreement

The incentive fee on net investment income is calculated, and payable, quarterly in arrears based on the Company’s pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of the Company’s net assets attributable to its common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), and accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of the Company’s pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of the Company’s pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of the Company’s pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of the Company’s pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to the Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that the Company may pay an incentive fee in a quarter where it incurs a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if the Company receives pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, it will pay the applicable incentive fee even if the Company has incurred a loss in that quarter due to realized and unrealized capital losses. The Company’s net investment income used to calculate this component of the incentive fee is also included in the amount of its gross assets used to calculate the base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

For the three and nine months ended September 30, 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

For the three and nine months ended September 30, 2018, the Company incurred $0 and reversed $9 of incentive fees, respectively related to ordinary income under the old calculation, net of incentive fee waived of $1,658 and $1,658, respectively. These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, these fees were booked as an expense for the aforementioned periods.

Incentive Fee on Net Investment Income Payable

For the three and nine months ended September 30, 2019 the Company recognized no incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and nine months ended September 30, 2018, the Company reversed $9 and $9, respectively, of incentive fees related to the adjustment of previously deferred incentive fees.

As of September 30, 2019 and December 31, 2018, $0 and $143, respectively, of incentive fees related to previously deferred income now received in cash are currently payable to the Advisor and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019 and December 31, 2018, $677 and $677, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of September 30, 2019 and December 31, 2018. The Advisor has agreed to waive any capital gains incentive fee due and payable as of December 31, 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2019 and 2018, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended September 30, 2019 and 2018, the Company incurred administrator expenses of $373 and $512, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred administrator expenses of $1,215 and $1,640, respectively. As of September 30, 2019 and December 31, 2018, $32 and $81 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of September 30, 2019, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the September 30, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three and nine months ended September 30, 2019, the Company earned $11 and $35, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company earned $11 and $32, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $11 and $12 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of September 30, 2019, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the September 30, 2019 and December 31, 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three and nine months ended September 30, 2019, the Company earned $109 and $360, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three and nine months ended September 30, 2018, the Company earned $180 and $660, respectively, in fees related to Greenway II, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $229 and $145, respectively, of fees related to Greenway II and legal expenses related to certain former portfolio companies were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of September 30, 2019 and December 31, 2018, there were $102 and $166, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2019 and December 31, 2018, the Advisor owed $32 and $81, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2019 and December 31, 2018, $240 and $267 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc., $279 of interest and fees from OEM Group, LLC included in interest, dividends, and fees receivable and $311 of distribution receivable from Logan JV included in distribution receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, it had $3,154 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc. and $217 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable and $207 distribution receivable from Logan JV included in distribution receivable on the Consolidated Statements of Assets and Liabilities.

Advisor Stock Trading Plan

On March 12, 2018, the Advisor adopted a stock trading plan in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, to purchase up to $10,000 of shares of the Company’s common stock. The Advisor previously informed the Company that it intended to enter into such plan. As part of this plan, during the three and nine months ended September 30, 2018, the Advisor purchased 97,172 shares at an average cost of $8.13 per share and 1,259,102 shares at an average cost of $7.92 per share, respectively, inclusive of commissions. The plan fulfilled its purchase limits in July 2018.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Aerogroup International Inc. (1)	$—	$(366)	$(2,203)	$(6,675)
Alex Toys, LLC (2)	—	—	(1,460)	—
Charming Charlie LLC (3)	(24,652)	—	(24,652)	(11,494)
Copperweld Bimetallics LLC (4)	16,701	—	16,701	—
Fairstone Financial Inc. (5)	249	—	249	157
Food Processing Holdings, LLC	—	28		28
Gryphon Partners 3.5, L.P.	—	128	—	176
Home Partners of America, Inc. (6)	—	—	18	—
LAI International, Inc. (7)	—	—	(22,713)	—
Specialty Brands Holdings, LLC (8)	—	—	—	(21,013)
THL Credit Logan JV LLC	—	(101)	—	242
Tri-Starr Management Services, Inc. (9)	—	—	443	—
YP Equity Investors, LLC	—	—	—	21
Other	31	25	(95)	22
Net realized losses	$(7,671)	$(286)	$(33,712)	$(38,536)

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

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the Company removed Charming Charlie LLC from Investments, at fair value and reflected $4,439 of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. As of the reporting date, Charming Charlie LLC has ceased its operations and has been actively liquidating its assets. The Company expects to collect its share of liquidation proceeds in the near term. The realized loss of $24,652 was offset by a corresponding change in unrealized appreciation. For further detail on the restructuring loss incurred in 2018, please refer to prior year filings.

(4)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 and expects an additional $2,101 in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. The escrow proceeds are expected to be received throughout 2020 and 2021. The realized gain was largely offset by a corresponding change in unrealized depreciation.

(5)	Includes the impact of foreign exchange gain.
(6)	On February 8, 2019, the Company sold its first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7,732.
(7)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. An additional $4,414 in proceeds reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2019 are expected from a sale of another segment of the business and realization of certain receivables. The realized loss of $22,713 was largely offset by a corresponding change unrealized appreciation.

(8)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, the Company recognized a loss of $21,016 and reversed $20,347 of unrealized depreciation.

(9)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018. These proceeds were in addition to the escrow receivable balance.

6. Net Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Numerator—net increase (decrease) in net assets resulting from operations:	$311	$4,653	$(9,164)	$12,530
Denominator—basic and diluted weighted average common shares:	30,992	32,674	31,679	32,674
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.01	$0.14	$(0.29)	$0.38

Diluted net increase in net assets per share resulting from operations equals basic net increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2019 and December 31, 2018:

	As of
	September 30, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (3)(5)	Weighted Average Interest Rate (8)
Revolving Facility (6)(7)	$190,000	$69,161	$103,184	4.56%	$275,000	$107,657	$135,121	4.90%
2021 Notes	-	-	-	-	-	-	42,361	-
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	15,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	12,136	6.13%
Total	$301,607	$180,768	$214,791	5.73%	$386,607	$219,264	$204,618	5.70%

(1)

As of September 30, 2019, excludes deferred financing costs of $1,171 for the 2022 Notes and $1,769 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2019.
(3)	Canadian denominated borrowings are converted to United States dollars (USD) using the respective quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1,443 for the 2022 Notes and $2,097 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2019, the Company had no Canadian denominated debt outstanding its Revolving Facility. As of December 31, 2018, the Company had outstanding debt denominated in CAD of $19,389 on its Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190,000 from $275,000.

(8)	Represents the weighted average interest rate as of September 30, 2019 and December 31, 2018.

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

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2019. There are no CAD borrowings outstanding as of the September 30, 2019.

As of September 30, 2019, the Company had USD borrowings of $69,161 outstanding under the Revolving Facility with a quarter-end interest rate of 4.56%. As of December 31, 2018, the Company had USD borrowings of $93,461 outstanding under the Revolving Facility with a weighted average interest rate of 4.94% and non-U.S dollar borrowings denominated in CAD of $19,389 ($14,196 in USD) outstanding under the Revolving Facility with a weighted average interest rate of 4.68%. The borrowings denominated in CAD were translated into USD based on the spot rate at each balance sheet date for the applicable periods. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations.

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

As of September 30, 2019 and December 31, 2018, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2019 and December 31, 2018, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1,244 and $4,282, respectively, were incurred in connection with the Revolving Facility for the three and nine months ended September 30, 2019. Interest expense and related fees, excluding amortization of deferred financing costs, of $1,614 and $5,253, respectively, were incurred in connection with the Revolving Facility for the three and nine months ended September 30, 2018. Amortization of deferred financing costs of $137 and $148, respectively, were incurred with the Facilities for the three months ended September 30, 2019 and 2018. Amortization of deferred financing costs of $768, which included a $352 one-time acceleration charge in connection with a reduction in the revolver commitment size, and $437, respectively, were incurred in connection with the Facilities for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, the Company had $1,756 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, the Company had $2,314 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. The Company may be able to increase its leverage up to an amount that reduces the asset coverage to 150% once the Revolving Facility is amended, which would require lender consent. The Company’s asset coverage as of September 30, 2019 was in excess of 200%.

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

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023 and may be redeemed in whole or in part at any time or from time to time at the Company’s option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “TCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 to cover overallotments. The proceeds from this public offering were used to redeem the previously issued notes due 2021, or 2021 Notes, and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018.

The 2022 Notes and the 2023 Notes are collectively referred to as the Notes. 2021 Notes are included and the 2023 Notes are excluded from the definition for the prior years presented.

As of September 30, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,368, respectively. As of December 31, 2018, the carrying amount and fair value of the Notes was $111,607 and $111,029, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,760 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2019 and 2018, the Company amortized approximately $203 and $168 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, the Company amortized approximately $602 and $500, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, the Company had $2,938 and $3,541 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2019 and 2018, the Company incurred interest expense on the Notes of $1,803 and $1,856, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred interest expense on the Notes of $5,408 and $5,569, respectively.

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

As of September 30, 2019 and December 31, 2018, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2019	December 31, 2018
Unfunded delayed draw facilities
Barry's Bootcamp Holdings, LLC	$2,679	—
BCDI Rodeo Dental Buyer, LLC	1,980	—
Certify, Inc.	140	—
Charming Charlie LLC (2)	—	8,275
Home Partners of America, Inc.	—	5,858
PDFTron Systems	1,089	—
Simplicity Financial Marketing Holdings Inc.	1,013	—
Women's Health USA, Inc.	—	29
	6,901	14,162
Unfunded revolving commitments
1-800 Hansons, LLC (1)	313	103
ABC Legal Intermediate Holding II, LLC	663	—
BCDI Rodeo Dental Buyer, LLC	1,454	—
Certify, Inc.	70	—
Communication Technology Intermediate	761
EBS Intermediate LLC	1,667	1,667
Gener8, LLC	500	950
HealthDrive Corporation(2)	1,761	1,761
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
IRC Opco LLC	791	—
Loadmaster Derrick & Equipment, Inc.	50	—
NCP Investor, Inc.	1,000	1,000
OEM Group, LLC (2)	3,864	2,326
PDFTron Systems Inc.	533	—
Sciens Building Solutions, LLC	—	2,556
Simplicity Financial Marketing Holdings Inc.	370	—
SolutionReach, Inc.	933	—
SPST Holdings, LLC	755	755
SRS Acquiom Holdings, LLC	400	400
Women's Health USA, Inc.	1,500	1,500
	20,385	16,018
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	354	380
	1,034	1,060

Total unfunded commitments	$28,320	$31,240

(1)The Company has sole discretion as to whether to lend under this revolving commitment.
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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2019 and 2018.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would treat any remaining distributions as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2019 distributions as of September 30, 2019, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the nine months ended September 30,
	2019	2018
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$9.15	$10.51
Net investment income, after taxes(2)	0.71	0.84
Net realized loss on investments(2)	(1.07)	(1.19)
Net change in unrealized appreciation (depreciation) on investments(2)	0.06	0.75
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	—
Net (decrease) increase in net assets resulting from operations	(0.29)	0.40
Accretive effect of repurchase of common stock	0.10	—
Distributions to stockholders from net investment income	(0.62)	(0.81)
Net asset value attributable to THL Credit, Inc., end of period	$8.34	$10.10

Per share market value at end of period	$6.80	$8.07
Total return(3)(5)	22.75%	(1.35%)
Shares outstanding at end of period	30,587	32,674
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$255,072	$330,093
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4)(6)(7)	9.22%	9.38%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (6)(8)	10.70%	10.85%
Portfolio turnover, attributable to THL Credit, Inc.	21.38%	9.87%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the nine months ended September 30, 2019 and 2018, the ratio components included 2.08% and 2.71% of net base management fee, 0.00% and 0.00% of net incentive fee, 5.21% and 4.63% of borrowing costs, 1.92% and 1.85% of other operating expenses, and 0.01% and 0.19% of the impact of all taxes, respectively.

(5)	Not annualized.
(6)	Annualized, except for taxes and the related impact of incentive fees.

(7)

Ratio of total expenses before management fee waiver to average net assets attributable to THL Credit Inc. is 9.47% for the nine months ended September 30, 2019. There was no management fee waiver during the nine months ended September 30, 2018.

(8)

Ratio of net investment income before management fee waiver to average net assets attributable to THL Credit Inc. is 10.45% for the nine months ended September 30, 2019. There was no management fee waived for the nine months ended September 30, 2018.

11. Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $17,500 stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Unless extended by its board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Dollar amount repurchased (1)	$5,571	$—	$11,590	$—
Shares repurchased	831	—	1,730	—
Average price per share (including commission)	$6.70	$—	$6.70	$—
Weighted average discount to net asset value	25.23%	—	23.63%	—

(1)	Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act.

12. Subsequent Events

From October 1, 2019 through November 1, 2019, the Company repurchased 301,825 shares of stock for a total cost of $2,066 as part of a 10b5-1 Stock Repurchase Plan, which is the most recent information available to the Company as of the time at which the financial statements are issued. This brings up total shares repurchased since the Company began the 2019 stock repurchase program on March 11, 2019 to 2,031,921 shares at an aggregate cost of $13,656.

On October 31, 2019, the Company’s board of directors declared a dividend of $0.21 per share payable on December 31, 2019 to stockholders of record at the close of business on December 16, 2019.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2019
Control Investments
—56.16% of net asset value
Control Investments - Majority Owned
—50.23% of net asset value
First lien senior secured debt
—18.58% of net asset value
Southeast
—3.10% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 12.4% (LIBOR+ 10.3% PIK) due 12/31/2020	$6,801	$1,150	$—	$—	$1,050	$—	$7,200
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 12.6% (LIBOR + 10.3% PIK) (3) due 12/31/2020	9,406	—	—	—	(935)	—	728
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 14.3% (LIBOR + 12% PIK) (3) due 12/31/2020	2,169	—	—	—	—	—	—
Subtotal Southeast	$18,376	$1,150	$—	$—	$115	$—	$7,928

Southwest
—15.48% of net asset value
OEM Group, LLC - Senior secured term loan 11.5% (LIBOR+9.5%)(7.5% Cash and 4.0% PIK) due 6/30/2022	$19,473	$—	$—	$—	$—	$1,735	$19,678
OEM Group, LLC - Senior secured revolving term loan 11.5% (LIBOR+9.5%)(7.5% Cash and 4.0% PIK) due 6/30/2022	9,781	4,700	—	—	(32)	810	10,388
OEM Group, LLC - Senior secured revolving term loan 11.5% (LIBOR+9.5%)(7.5% Cash and 4.0% PIK) due 6/30/2022	9,298	—	—	—	(2)	831	9,395
Subtotal Southwest	$38,552	$4,700	$—	$—	$(34)	$3,376	$39,461

Subtotal first lien senior secured debt	$56,928	$5,850	$—	$—	$81	$3,376	$47,389

Second lien debt
—0.00% of net asset value
Southeast
—0.00% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$(5,415)	$—	$—	$540	$-
Subtotal Southeast	$5,415	$—	$(5,415)	$—	$—	$540	$-

Subtotal second lien debt	$5,415	$—	$(5,415)	$—	$—	$540	$-

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Copperweld Bimetallics, LLC (5)	677	$—	$(4,036)	$535	$(538)	$365	$—
Copperweld Bimetallics, LLC (6)	609,230	—	(23,014)	16,166	(6,295)	1,829	—
Loadmaster Derrick & Equipment, Inc. (3)(5)	12,131	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	2,956	—	—	—	—	—	—
Subtotal Southeast		$—	$(27,050)	$16,701	$(6,833)	$2,194	$—

Southwest

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2019
—0.00% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(1,674)	$—	$—
Subtotal Southwest		$—	$—	$—	$(1,674)	$—	$—

Subtotal equity investments		$—	$(27,050)	$16,701	$(8,507)	$2,194	$—

Investments in funds
—31.65% of net asset value
Northeast
—31.65% of net asset value
THL Credit Logan JV LLC (4) (7)		$4,000	$(3,304)	$—	$(4,790)	$7,457	$80,731
Subtotal investments in funds		$4,000	$(3,304)	$—	$(4,790)	$7,457	$80,731

Total Control Investments - Majority Owned		$9,850	$(35,769)	$16,701	$(13,216)	$13,567	$128,120

Control Investments - Less Than Majority Owned
—5.93% of net asset value
Equity Investments

West
—5.93% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(107)	$1,916	$5,174
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(107)	$1,916	$15,136

Subtotal equity investments		$—	$—	$—	$(107)	$1,916	$15,136

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(107)	$1,916	$15,136

Total Control Investments		$9,850	$(35,769)	$16,701	$(13,323)	$15,483	$143,256

Non-controlled, affiliated Investments
—0.00% of net asset value
First lien senior secured debt
—0.00% of net asset value
Southwest
—0.00% of net asset value
Charming Charlie LLC Senior Secured Term Loan (10) 12.6% (LIBOR+10%)(7.5% Cash and 5.0% PIK) due 4/23/2023	$12,209	$—	$—	$(11,064)	5,215	$—	$—
Charming Charlie LLC Senior Secured Term Loan (10) 12.6% (LIBOR+10%)(3.5% Cash and 9.0% PIK) due 4/23/2023	14,949	—	—	(13,554)	8,001	—	—
Charming Charlie LLC Senior Secured Term Loan (10) 20% Cash Due 5/15/19	671	—	—	(34)	—	154	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan (10) due 5/15/2019	—	—	—	—	—	—	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan (10) due 5/15/2019	—	3,802	—	—	—	—	—
Subtotal Southwest	$27,829	$3,802	$—	$(24,652)	$13,216	$154	$—

Subtotal first lien senior secured debt	$27,829	$3,802	$—	$(24,652)	$13,216	$154	$—

Equity Investments
—0.00% of net asset value
Southwest

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2019
—0.00% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	(464)	$—	$—
Subtotal Southwest		$—	$—	$—	$(464)	$—	$—

Subtotal equity investments		$—	$—	$—	$(464)	$—	$—

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$35	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	-	361	3
Subtotal Northeast		$—	$—	$—	$-	$396	$4

Subtotal investments in funds		$—	$—	$—	$-	$396	$4

Total Affiliate Investments		$3,802	$—	$(24,652)	$12,752	$550	$4

Total Control and Affiliate Investments—— 56.16% of net asset value		$13,652	$(35,769)	$(7,951)	$(571)	$16,033	$143,260

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2019. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2019. LIBOR loans and CDOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of September 30, 2019, the 30-day, 90-day and 180-day LIBOR rates were 2.01%, 2.09%, and 2.06%, respectively.

(3)	Loan was on non-accrual as of September 30, 2019.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the investment was removed from Investments, at fair value and reflected $4.4 million of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. As of the reporting date, Charming Charlie LLC has ceased its operations and has been actively liquidating its assets. The Company expects to collect its share of liquidation proceeds in the near term.

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

As of September 30, 2019, we, together with our credit-focused affiliates, collectively had $16.8 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2019, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.2 billion in aggregate commitments into 117 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2019, we, along with our managed funds and separately managed account, have received $1.6 billion of gross proceeds from the realization of investments. We alone have received $1.4 billion of gross proceeds from the realization of our investments during this same time period. As of September 30, 2019, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $189.5 million, or 126.3% of committed capital, and $178.2 million, or 95.3% of the committed capital, respectively.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2019, we had $403.5 million of portfolio investments (at fair value), which represents a $90.2 million, or 18.3% decrease from the $493.7 million (at fair value) as of December 31, 2018. Our portfolio consisted of 47 investments, including Greenway, and Greenway II, as of September 30, 2019, compared to 42 portfolio investments, including Greenway and Greenway II, as of December 31, 2018. The decrease in fair value of our portfolio is largely attributed to portfolio contraction. As of September 30, 2019, we had $143.3 million of controlled portfolio investments (at fair value) in four portfolio companies, which represents a $24.4 million, or 14.5%, decrease from $167.7 million (at fair value) as of December 31, 2018 in five portfolio companies. The decrease in controlled portfolio companies was largely the result of a realization of Copperweld Bimetallics LLC. Our average controlling equity position at September 30, 2019 was approximately $42.5 million and $35.8 million at cost and fair value, respectively. Our investment in THL Credit Logan JV LLC (the “Logan JV”) represented 20.0% and 17.2% of our portfolio investments at fair value as of September 30, 2019 and December 31, 2018, respectively. Going forward, we intend to limit new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$93.1	$80.7	$92.4	$84.8
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	26.3	24.3	34.0	26.6
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	8.1	7.7	11.7	10.6
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	85.7	69.9	95.4	114.4

At September 30, 2019, based upon fair value, 97.7% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR, and 2.3% bore interest at fixed rates. At December 31, 2018, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR and CDOR, and 3.5% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2019	December 31, 2018
First lien senior secured debt (1)	9.5%	10.1%
Second lien debt	12.3%	12.7%
Subordinated debt	16.5%	16.5%
Income-producing equity securities (2)	0.0%	9.6%
Debt and income-producing investments (1)(3)	9.9%	10.4%
Logan JV (4)	10.7%	12.0%
All investments including Logan JV (1)(4)	10.1%	10.7%

(1)	Includes all loans on non-accrual status.
(2)

Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule. At September 30, 2019, there is one debt-like income-producing security which we do not expect to collect stated income on.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of September 30, 2019 and December 31, 2018, the dividend declared and earned of $9.8 million and $9.8 million for the last twelve months, represented a yield to us of 10.7% and 14.2%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2019, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of September 30, 2019 and December 31, 2018, 1.5% and 1.9%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to further reduce our non-income producing investments in 2019 and beyond. No assurance can be given that we will be successful in achieving this target.

In evaluating our portfolio performance, among other factors, we consider portfolio companies’ EBITDA and leverage as an investment metric. As of September 30, 2019 and December 31, 2018, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $13.9 million and $9.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2019 and December 31, 2018, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.5 times and 4.8 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in the companies not owned by a private equity sponsor, or unsponsored investments, to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2019, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One unsponsored investment is performing above our expectations and has an Investment Score of 1. The other unsponsored investment has an Investment Score of 3. As of December 31, 2018, our portfolio of unsponsored debt investments included three investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of September 30, 2019, we have closed portfolio investments with 70 different sponsors since inception. As of December 31, 2018, we had closed portfolio investments with 67 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2019			As of December 31, 2018
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$291.6	$265.1	82.1%	$371.8	$329.5	80.6%
Unsponsored Investments (1)	62.5	57.7	17.9%	75.5	79.4	19.4%
Total	$354.1	$322.8	100.0%	$447.3	$408.9	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2019 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$285.8	63.9%	$270.1	67.0%
Investment in Logan JV	93.1	20.8%	80.7	20.0%
Equity investments	33.9	7.6%	21.4	5.3%
Second lien debt	20.9	4.7%	20.8	5.1%
Subordinated debt	9.9	2.2%	6.9	1.7%
Investments in funds	3.4	0.8%	3.6	0.9%
Warrants	0.2	0.0%	-	0.0%
Total investments	$447.2	100.0%	$403.5	100.0%

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

The following is a summary of the industry classification in which we invest as of September 30, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$93.1	$80.7	20.01%	31.66%
Healthcare	75.6	75.3	18.66%	29.51%
Consumer products and services	65.8	59.8	14.80%	23.42%
Industrials and manufacturing	58.1	46.4	11.49%	18.18%
Business services	34.4	34.8	8.63%	13.65%
Energy / utilities	47.4	31.1	7.71%	12.20%
IT services	29.2	27.5	6.82%	10.79%
Financial services	23.9	24.2	6.00%	9.49%
Retail & grocery	13.2	15.1	3.75%	5.93%
Media, entertainment and leisure	5.5	5.5	1.36%	2.16%
Transportation	1.0	3.1	0.77%	1.22%
Total Investments	$447.2	$403.5	100.00%	158.21%

The following is a summary of the industry classification in which we invest as of December 31, 2018 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104.6	$94.3	19.09%	31.86%
Investment funds and vehicles	92.4	84.8	17.18%	28.69%
Consumer products and services	74.9	69.1	14.00%	23.37%
Healthcare	62.5	60.2	12.20%	20.37%
IT services	52.4	50.4	10.21%	17.05%
Energy / utilities	46.5	37.1	7.51%	12.53%
Financial services	43.1	42.9	8.68%	14.49%
Retail & grocery	38.5	27.8	5.63%	9.40%
Business services	18.3	18.5	3.76%	6.27%
Media, entertainment and leisure	5.4	5.5	1.11%	1.86%
Transportation	1.0	3.1	0.63%	1.06%
Total Investments	$539.6	$493.7	100.00%	166.95%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2019 and 2018 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
New portfolio investments	$11.5	$11.7	$57.2	$11.7
Existing portfolio investments:
Follow-on investments (1) (2)	3.8	4.6	31.5	30.3
Delayed draw and revolver investments (1)	3.9	3.9	10.9	14.5
Total existing portfolio investments	7.7	8.5	42.4	44.8
Total portfolio investment activity	$19.2	$20.2	$99.6	$56.5
Number of new portfolio investments	2	2	12	2
Number of follow-on investments	9	6	13	9
First lien senior secured debt	$19.2	$15.4	$95.4	$34.1
Investment in Logan JV	—	4.0	4.0	21.6
Equity investments	—	0.8	0.2	0.8
Total portfolio investments	$19.2	$20.2	$99.6	$56.5
Weighted average yield of new debt investments (3)	8.5%	8.5%	7.8%	8.4%
Weighted average yield, including all new income-producing investments	8.5%	9.5%	8.4%	10.4%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.
(2)	Includes follow-on investments in Logan JV.

For the three and nine months ended September 30, 2019, we had prepayments and sales of our investments, including any prepayment premiums, totaling $67.5 million and $152.3 million, respectively. For the three and nine months ended September 30, 2018, we had prepayments and sales of our investments, including any prepayment premiums, totaling $45.4 million and $115.5 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2019

•	Sale of a first lien senior secured term loan in Alex Toys, LLC with proceeds received of $7.7 million;

•	Repayment of a first lien senior secured term loan in Anexinet Corp, which resulted in proceeds received of $16.5 million, including a prepayment premium of $0.2 million;

•	Repayment of a first lien senior secured term loan in Hart Intercivic, Inc at par, which resulted in proceeds received of $24.7 million;

•

Repayment of a second lien senior secured term loan in connection with a sale of the controlling common and preferred equity in Copperweld Bimetallics, LLC with total proceeds received of $32.5 million and additional escrow receivable accrual of $2.1 million;

•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million, and

•	Repayment of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds received of $15.4 million, including a $0.2 million prepayment premium;

•

Repayment of the first lien senior secured term loans in LAI International, Inc., which resulted in proceeds received of $16.8 million and an additional $4.4 million in expected proceeds reflected as a receivable;

•	Repayment of a first lien senior secured term and revolving loans in Sciens Building Solutions LLC at par, which resulted in total proceeds received of $11.0 million.

For the nine months ended September 30, 2018

•	Repayment of a subordinated term loan and realization of preferred equity interest in A10 Capital, LLC, which resulted in proceeds of $26.6 million, including a prepayment premium of $0.3 million;
•	Partial repayment of a first lien senior secured term loan in Alex Toys, LLC, which resulted in proceeds of $15.0 million;
•	Repayment of a senior secured term loan and senior secured delayed draw term loan in BeneSys Inc, which resulted proceeds of $11.1 million;
•	Repayment of a first lien senior secured term loan in Dodge Data & Analytics LLC, which resulted in proceeds of $10.2 million;
•	Partial sale of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds of $7.7 million;
•	Repayment of a second lien term loan in Gold, Inc., which resulted in proceeds of $5.2 million;
•	Partial repayment of a first lien senior secured term loan in Home Partners of America, Inc., which resulted in proceeds of $5.9 million;
•	Repayment of a first lien senior secured term loan in The John Gore Organization, Inc., which resulted in proceeds of $13.8 million, including a prepayment premium of $0.1 million;
•	Sale of a second lien term loan in Specialty Brands Holdings, LLC, which resulted in proceeds received of $0.4 million;
•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million, and
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

Aggregate Cash Flow Realized Gross Internal Rate of Return

For the period from April 2010, when we completed our initial public offering and commenced principal operations, through September 30, 2019, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.3% (based on cash invested of $1.4 billion and total proceeds from these exited investments of $1.7 billion). 83.7% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of September 30, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of September 30, 2019
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2019 and December 31, 2018, the Logan JV Credit Facility had $275.0 million of commitments, which are subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2019 and December 31, 2018, Logan JV had $234.0 million and $241.7 million of outstanding borrowings under the credit facility, respectively. At September 30, 2019, the effective interest rate on the Logan JV Credit Facility was 4.58% per annum.

As of September 30, 2019 and December 31, 2018, Logan JV had total investments at fair value of $335.2 million and $329.8 million, respectively. As of September 30, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 132 and 130 different borrowers, respectively. As of September 30, 2019, one loan in Logan JV’s portfolio was on non-accrual status with an amortized cost of $2.4 million and fair value of $1.4 million. As of December 31, 2018, there were no loans on non-accrual status. As of September 30, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $4.1 million and $4.3 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we would invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of September 30, 2019	As of December 31, 2018
First lien secured debt, at par	$341,215	$327,574
Second lien debt, at par	10,629	16,962
Total debt investments, at par	$351,844	$344,536
Weighted average yield on first lien secured loans (1)	6.9%	7.2%
Weighted average yield on second lien loans (1)	10.0%	10.4%
Weighted average yield on all loans (1)	7.0%	7.4%
Number of borrowers in Logan JV	132	130
Largest loan to a single borrower (2)	$5,009	$5,101
Total of five largest loans to borrowers (2)	$24,997	$25,001

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2019 and December 31, 2018, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2019, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.4 million and $7.6 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and nine months ended September 30, 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.6 million and $7.4 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, $2.7 million and $2.4 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2019, the distributions declared and earned of $9.8 million for the twelve months ended September 30, 2019, represented a dividend yield to us of 10.7% based upon average capital invested. As of December 31, 2018, $9.8 million for the twelve months ended December 31, 2018, represented a dividend yield to us of 12.0% based upon average capital invested. As of September 30, 2019 and December 31, 2018, $0.3 million and $0.2 million, respectively, of return of capital associated with distributions declared was included in the Distributions receivable on our Consolidated Statements of Assets and Liabilities. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
Avison Young Canada Inc.	Services: Business	7.33% (LIBOR +5%)	03/07/2019	02/01/2026	3,474	$3,409	$3,413
PNI Canada Acquireco Corp	High Tech Industries	6.61% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,720	1,712	1,717

Total Canada						$5,121	$5,130

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.15% (LIBOR +5.5%)	04/21/2017	05/31/2023	978	$969	$932
VAC Germany Holding GmbH	Metals & Mining	6.33% (LIBOR +4%)	02/26/2018	02/26/2025	2,955	2,943	2,911
Total Germany						$3,912	$3,843

Luxembourg
Travelport Finance	Services: Consumer	7.54% (LIBOR +5%)	03/18/2019	05/30/2026	3,000	$2,943	$2,725
Total Luxembourg						$2,943	$2,725

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	7.05% (LIBOR +5%)	08/07/2018	08/07/2025	5,000	$4,828	$4,800
EG Group	Retail	6.33% (LIBOR +4%)	03/23/2018	02/07/2025	2,824	2,813	2,797

Total United Kingdom						$7,641	$7,597

United States of America
1A Smart Start LLC	Services: Consumer	6.83% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,313	$4,301	$4,313
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.86% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,920	3,906	3,862
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.53% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,964	4,926
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.13% (LIBOR +4%)	10/04/2018	10/03/2025	3,980	3,971	3,988
Advanced Computer Software	High Tech Industries	6.79% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,485	1,482	1,488
Advanced Integration Technology LP	Aerospace & Defense	6.86% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,940	1,929	1,918
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	7.11% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,697	1,683
AG Parent Holdings LLC	High Tech Industries	7.26% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,641	2,663
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.37% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,920	1,915	1,795
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,211	2,198	2,076
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,960	3,943	3,722
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	7.56% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,963	1,937	1,943
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,389	2,379	2,365
AMCP Clean Acquisition Co LLC	Wholesale	6.58% (LIBOR +4.25%)	07/10/2018	07/10/2025	578	576	572
American Sportsman Holdings Co	Retail	7.11% (LIBOR +5%)	11/22/2016	09/25/2024	3,920	3,882	3,783
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.86% (LIBOR +5.75%)	04/17/2018	12/20/2022	610	402	342
Ansira Holdings, Inc.	Media: Diversified & Production	7.86% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,836	1,826	1,652
AP Gaming I LLC	Hotel, Gaming & Leisure	5.61% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,444	2,440	2,437
APC Aftermarket	Automotive	7.18% (LIBOR +5%)	05/09/2017	05/10/2024	489	482	372
APFS Staffing Holdings Inc	Services: Consumer	7.06% (LIBOR +5%)	04/04/2019	04/10/2026	1,995	1,957	1,988

Logan JV Loan Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AQA Acquisition Holding, Inc	High Tech Industries	6.58% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,980	1,980	1,970
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7.4% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,150	1,127	1,156
ATI Merger Sub Inc.	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,301	4,262	4,279
Avaya Inc	Telecommunications	6.43% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,568	2,548	2,447
Axiom Global Inc (10)	Services: Business	6.84% (LIBOR +4.75%)	09/25/2019	09/25/2026	3,000	2,970	2,970
Barbri Inc	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,090
BCP Qualtek Merger Sub LLC	Telecommunications	8.01% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,900	3,835	3,816
Big Ass Fans LLC	Capital Equipment	6.08% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,456	2,447	2,464
Big River Steel LLC	Metals & Mining	7.33% (LIBOR +5%)	08/15/2017	08/23/2023	1,960	1,947	1,950
BI-LO LLC	Retail	10.34% (LIBOR +8%)	05/15/2018	05/31/2024	1,485	1,439	1,421
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.58% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,933	2,913	2,874
California Cryobank LLC	Healthcare & Pharmaceuticals	6.32% (LIBOR +4%)	08/03/2018	08/06/2025	3,176	3,163	3,168
Cambium Learning Inc.	Services: Consumer	6.61% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,985	1,896	1,945
CC Amulet Intermediate, LLC (4)(11)	Healthcare & Pharmaceuticals	3.09% (LIBOR +1%)	06/18/2018	04/30/2024	1,538	(5)	(4)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.87% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,418	3,392	3,410
Clarity Telecom, LLC	Telecommunications	6.61% (LIBOR +4.5%)	06/27/2019	08/31/2026	4,000	3,960	4,005
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.37% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,100	2,059	2,069
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.39% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,400	1,372	1,379
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.08% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,795	4,781	4,795
Commercial Barge Line Co	Transportation: Cargo	10.86% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,224	690
Connect Finco SARL (10)	Telecommunications	6.59% (LIBOR +4.5%)	09/23/2019	09/23/2026	1,432	1,403	1,412
Constellis Holdings, LLC	Aerospace & Defense	7.26% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,942	1,200
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	5.84% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,960	1,953	1,966
CryoLife Inc	Healthcare & Pharmaceuticals	5.58% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,965	1,958	1,973
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,905	1,909	1,748
Datto, Inc.	Services: Business	6.58% (LIBOR +4.25%)	03/29/2019	04/02/2026	1,870	1,862	1,891
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.36% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	246	243
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,987	4,963	4,925
Drilling Info Inc.	High Tech Industries	6.36% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,454	4,436	4,436
DXP Enterprises, Inc.	Wholesale	6.86% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,470	1,460	1,477
E2open, LLC	Transportation: Cargo	7.87% (LIBOR +5.75%)	06/21/2019	11/26/2024	5,000	4,952	4,950
Eliassen Group, LLC	Services: Business	6.61% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,650	4,630	4,627
Empower Payments Acquisition	Services: Business	6.11% (LIBOR +4%)	10/05/2018	10/05/2025	3,970	3,961	3,946
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.31% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,574	2,559	2,587
Gold Standard Baking, Inc. (13)	Wholesale	6.88% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,518	2,423	1,435
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.36% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,693	4,677	4,693
Granite Holdings US Acquisition Co (10)	Capital Equipment	7.34% (LIBOR +5.25%)	09/25/2019	09/25/2026	2,933	2,845	2,864
Great Dane Merger Sub Inc	High Tech Industries	5.61% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,963	2,951	2,927
Gruden Acquisition Inc.	Transportation: Cargo	7.83% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,954	1,927	1,949
Heartland Dental LLC (5)(11)	Healthcare & Pharmaceuticals	5.84% (LIBOR +3.75%)	04/19/2018	04/17/2025	33	-	(1)
Heartland Dental LLC	Healthcare & Pharmaceuticals	5.86% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,450	1,444	1,422
Help/Systems Holdings, Inc.	High Tech Industries	6.08% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,975	1,971	1,973
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.11% (LIBOR +4%)	12/14/2017	12/19/2024	4,913	4,894	4,827
Hoffman Southwest Corporation	Environmental Industries	6.83% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,595	1,594
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.83% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,779

Logan JV Loan Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Idera Inc	High Tech Industries	6.62% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,314	2,298	2,316
Infoblox Inc.	High Tech Industries	6.61% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,120	2,090	2,133
Institutional Shareholder Services, Inc.	Services: Business	6.83% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,990	1,972	1,970
Intermedia Holdings, Inc.	Telecommunications	8.11% (LIBOR +6%)	07/13/2018	07/11/2025	2,978	2,953	2,982
International Textile Group Inc	Consumer goods: Durable	7.1% (LIBOR +5%)	04/20/2018	04/19/2024	969	965	828
Isagenix International LLC	Services: Consumer	7.85% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,874	1,859	1,448
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.66% (LIBOR +6%)	06/19/2018	10/01/2024	2,132	2,078	1,937
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.58% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,802	1,800
MAG DS Corp.	Aerospace & Defense	6.86% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,963	2,938	2,948
Mavenir Systems Inc	Telecommunications	8.34% (LIBOR +6%)	05/01/2018	05/01/2025	1,975	1,943	1,950
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	6.86% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,955	1,948	886
MDVIP Inc	Healthcare & Pharmaceuticals	6.36% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,224	4,213	4,198
Merrill Communications LLC (10)	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,980	1,995
Miller's Ale House Inc	Hotel, Gaming & Leisure	6.93% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,370	2,360	2,204
MLN US Holdco LLC	Telecommunications	6.61% (LIBOR +4.5%)	07/13/2018	11/30/2025	2,978	2,971	2,777
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.83% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,454	4,447	4,454
New Insight Holdings Inc	Services: Business	7.75% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,965	1,892	1,975
NextCare, Inc. (6)(11)	Healthcare & Pharmaceuticals	6.84% (LIBOR +4.75%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,826	3,797	3,788
Northern Star Holdings Inc.	Utilities: Electric	6.83% (LIBOR +4.5%)	03/28/2018	03/14/2025	4,186	4,170	4,123
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	7.28% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,901	2,896
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.29% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,186
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.11% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,931
OpenLink	High Tech Industries	7.15% (LIBOR +4.5%)	03/02/2018	03/21/2025	1,771	1,764	1,762
Orion Business Innovations	High Tech Industries	6.64% (LIBOR +4.5%)	10/18/2018	10/19/2024	562	557	559
Orion Business Innovations	High Tech Industries	6.64% (LIBOR +4.5%)	03/04/2019	10/21/2024	829	822	825
Orion Business Innovations	High Tech Industries	6.82% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,921	1,905	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.33% (LIBOR +5%)	10/16/2018	08/09/2023	3,960	3,928	3,881
Output Services Group Inc	Services: Business	6.61% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,434	4,417	3,880
Park Place Technologies, LLC	High Tech Industries	6.11% (LIBOR +4%)	03/22/2018	03/22/2025	2,311	2,302	2,304
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.11% (LIBOR +5%)	10/04/2018	09/28/2025	2,970	2,944	2,851
Ping Identity Corp	High Tech Industries	5.86% (LIBOR +3.75%)	01/23/2018	01/24/2025	462	460	462
Pivotal Payments	Services: Business	7.06% (LIBOR +5%)	09/27/2018	09/29/2025	3,963	3,937	3,924
PLH Group Inc	Energy: Oil & Gas	8.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,976	3,899	3,951
Polar US Borrower	Chemicals, Plastics & Rubber	7.08% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,978	2,874	2,899
Premise Health Holding Corp (7)(11)	Healthcare & Pharmaceuticals	5.59% (LIBOR +3.5%)	08/14/2018	07/10/2025	294	(1)	(3)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.83% (LIBOR +3.5%)	08/14/2018	07/10/2025	3,669	3,653	3,635
Project Leopard Holdings Inc	High Tech Industries	6.7% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,715	1,712	1,720
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.78% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,965	1,951	1,961
Pure Fishing Inc	Consumer goods: Non-Durable	6.83% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,194	1,151	1,067
QuickBase Inc.	Services: Business	6.07% (LIBOR +4%)	03/29/2019	04/03/2026	2,095	2,085	2,084
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.11% (LIBOR +7%)	03/16/2018	03/21/2025	1,006	990	1,021
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.11% (LIBOR +3%)	10/18/2017	11/08/2024	2,023	2,009	2,034
Sabre Industries Inc	Capital Equipment	6.31% (LIBOR +4.25%)	04/04/2019	04/02/2026	1,197	1,186	1,204

Logan JV Loan Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Silverback Merger Sub Inc	High Tech Industries	5.61% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,176	1,174	1,000
SMS Systems Maintenance Services Inc	High Tech Industries	7.11% (LIBOR +5%)	02/09/2017	10/30/2023	2,918	2,909	2,392
SoClean, Inc	Healthcare & Pharmaceuticals	8.32% (LIBOR +6%)	02/13/2018	12/20/2022	5,009	4,974	5,009
Starfish- V Merger Sub Inc	High Tech Industries	6.61% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,225	1,217	1,222
Teneo Holdings LLC	Services: Business	7.29% (LIBOR +5.25%)	07/15/2019	07/12/2025	2,250	2,163	2,157
ThoughtWorks, Inc.	High Tech Industries	6.11% (LIBOR +4%)	10/06/2017	10/11/2024	3,951	3,941	3,961
Titan Sub LLC (10)	Aerospace & Defense	7.09% (LIBOR +5%)	09/19/2019	09/19/2026	2,250	2,228	2,253
TOMS Shoes LLC	Retail	7.76% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,910	1,883	1,222
Tupelo Buyer Inc	Transportation: Cargo	5.8% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,188	2,175	2,141
Uber Technologies, Inc.	Services: Consumer	6.03% (LIBOR +4%)	03/22/2018	04/04/2025	2,765	2,754	2,754
US Shipping Corp	Utilities: Oil & Gas	6.36% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	202	191
Utility One Source L.P.	Construction & Building	7.83% (LIBOR +5.5%)	04/07/2017	04/18/2023	978	972	990
Vertiv Group Corporation	Capital Equipment	6.33% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,476	1,435
Vistage Worldwide, Inc.	Services: Consumer	6.15% (LIBOR +4%)	02/06/2018	02/10/2025	2,482	2,477	2,472
W3 Topco LLC	Energy: Oil & Gas	8.04% (LIBOR +6%)	08/13/2019	08/13/2025	204	190	193
W3 Topco LLC	Energy: Oil & Gas	8.17% (LIBOR +6%)	08/13/2019	08/16/2025	1,796	1,673	1,701
Weight Watchers International, Inc.	Services: Consumer	7.07% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,376	2,341	2,384
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.61% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,913	4,895	4,888
Wrench Group LLC	Construction & Building	6.45% (LIBOR +4.25%)	04/15/2019	04/12/2026	3,117	3,088	3,121
Wrench Group LLC (8)(11)	Construction & Building	6.34% (LIBOR +4.25%)	04/15/2019	04/30/2026	1,042	(10)	1
Yak Access LLC	Energy: Oil & Gas	7.11% (LIBOR +5%)	06/29/2018	07/02/2025	2,925	2,852	2,698
Zenith American Holding, Inc.	Services: Business	7.58% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,958	3,948	3,919
Zenith American Holding, Inc.(9)	Services: Business	7.36% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$314,317	$306,964

Total Senior Secured First Lien Term Loans						$333,934	$326,259

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc	High Tech Industries	10.32% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC	Aerospace & Defense	11.26% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	213
DigiCert, Inc.	High Tech Industries	10.11% (LIBOR +8%)	09/20/2017	10/31/2025	600	598	599
DiversiTech Holdings Inc	Consumer goods: Durable	9.83% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,985	1,960
Gruden Acquisition Inc.	Transportation: Cargo	10.83% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	488	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.11% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	950
Optiv Security Inc	High Tech Industries	9.36% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,495	729
Park Place Technologies, LLC	High Tech Industries	10.11% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	695
TKC Holdings Inc	Services: Business	10.12% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,840	1,816
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.11% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	416
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.11% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	73

Logan JV Loan Portfolio as of September 30, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (12)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total United States of America						$10,552	$8,943

Total Second Lien Term Loans						$10,552	$8,943

Total Investments						$344,486	$335,202

Cash equivalents
Dreyfus Government Cash Management Fund						13,472	13,472
Other cash accounts						946	946
Total Cash equivalents						$14,418	$14,418

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $610,201, of which $206,785 was unfunded as of September 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $32,609, which was unfunded as of September 30, 2019. Company pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $294,107, which was unfunded as of September 30, 2019. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of September 30, 2019. Company pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $496,514, of which $372,386 was unfunded as of September 30, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Unsettled trade that interest will start to accrue on when the trade settles. Three month LIBOR as of September 30, 2019 is shown to reflect possible projected interest rate.
(11)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of September 30, 2019 is shown to reflect possible projected interest rate.
(12)	All investments are pledged as collateral for loans payable unless otherwise noted.
(13)	Loan was on non-accrual as of September 30, 2019.

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Canada
PNI Canada Acquireco Corp	High Tech Industries	6.85% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,733	$1,724	$1,699
Total Canada						$1,724	$1,699

Germany
Rhodia Acetow	Consumer goods: Non-Durable	8.09% (LIBOR +5.5%)	04/21/2017	05/31/2023	985	$974	$955
VAC Germany Holding GmbH	Metals & Mining	6.8% (LIBOR +4%)	02/26/2018	02/26/2025	2,978	2,964	2,974
Total Germany						$3,938	$3,929

United Kingdom
Auxey Bidco Ltd.	Services: Business	7.97% (LIBOR +5.5%)	08/07/2018	08/07/2025	5,000	$4,806	$4,813
EG Group	Retail	6.81% (LIBOR +4%)	03/23/2018	02/07/2025	2,845	2,832	2,749

Total United Kingdom						$7,638	$7,562

United States of America
1A Smart Start LLC	Services: Consumer	7.09% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,347	$4,329	$4,347
A Place for Mom Inc	Media: Advertising, Printing & Publishing	6.27% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,950	3,934	3,970
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	8.96% (LIBOR +6.5%)	04/25/2018	04/27/2023	5,000	4,957	4,925
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	6.56% (LIBOR +4%)	10/04/2018	10/03/2025	4,000	3,990	3,950
Advanced Computer Software	High Tech Industries	7.14% (LIBOR +4.75%)	05/25/2018	05/31/2024	1,496	1,493	1,485
Advanced Integration Technology LP	Aerospace & Defense	7.46% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,955	1,941	1,936
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,935	1,928	1,909
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,228	2,213	2,081
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.71% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,990	3,971	3,970
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	8.12% (LIBOR +5.5%)	10/01/2018	09/28/2025	2,000	1,971	1,995
Alpha Media LLC	Media: Broadcasting & Subscription	9% (LIBOR +6.5%)	02/24/2016	02/25/2022	3,043	2,962	2,931
AMCP Clean Acquisition Co LLC	Wholesale	7.05% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,407	2,396	2,386
AMCP Clean Acquisition Co LLC (3)	Wholesale	7.15% (LIBOR +4.25%)	07/10/2018	07/10/2025	581	225	222
American Sportsman Holdings Co	Retail	7.52% (LIBOR +5%)	11/22/2016	09/25/2024	3,950	3,906	3,796
Ansira Holdings, Inc. (4)	Media: Diversified & Production	8.27% (LIBOR +5.75%)	04/17/2018	12/20/2022	613	150	149
Ansira Holdings, Inc.	Media: Diversified & Production	8.27% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,850	1,838	1,841
AP Gaming I LLC	Hotel, Gaming & Leisure	6.02% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,463	2,457	2,424
APC Aftermarket	Automotive	7.62% (LIBOR +5%)	05/09/2017	05/10/2024	493	485	448
Aptean, Inc.	High Tech Industries	7.06% (LIBOR +4.25%)	12/15/2017	12/20/2022	929	922	920
AQA Acquisition Holding, Inc	High Tech Industries	7.05% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,995	1,995	1,985
ATI Merger Sub Inc. (11)	Healthcare & Pharmaceuticals	7.31% (LIBOR +4.5%)	12/19/2018	12/05/2025	4,333	4,290	4,301
Avaya Inc	Telecommunications	6.71% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,588	2,564	2,506
Barbri Inc	Media: Diversified & Production	6.6% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,109	3,059
BCP Qualtek Merger Sub LLC	Telecommunications	8.28% (LIBOR +5.75%)	07/16/2018	07/18/2025	3,990	3,915	3,903
Beasley Mezzanine Holdings LLC	Media: Broadcasting & Subscription	6.47% (LIBOR +4%)	11/17/2017	11/01/2023	2,927	2,915	2,893
Big Ass Fans LLC	Capital Equipment	6.55% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,475	2,465	2,444

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Big River Steel LLC	Metals & Mining	7.8% (LIBOR +5%)	08/15/2017	08/23/2023	1,975	1,960	1,960
BI-LO LLC	Retail	10.78% (LIBOR +8%)	05/15/2018	05/31/2024	1,493	1,438	1,434
Bomgar Corp	High Tech Industries	6.52% (LIBOR +4%)	04/17/2018	04/18/2025	3,985	3,976	3,865
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.76% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,955	2,932	2,814
California Cryobank LLC	Healthcare & Pharmaceuticals	6.8% (LIBOR +4%)	08/03/2018	08/06/2025	3,200	3,185	3,200
Cambium Learning Inc.	Services: Consumer	4.5% (LIBOR +4.5%)	12/18/2018	12/11/2025	2,000	1,900	1,908
CC Amulet Intermediate, LLC (5) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	(14)	(15)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,444	3,413	3,410
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	8.55% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,938	4,920	4,937
Commercial Barge Line Co	Transportation: Cargo	11.27% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,294	1,270	939
Constellis Holdings, LLC	Aerospace & Defense	7.52% (LIBOR +5%)	04/18/2017	04/21/2024	1,970	1,955	1,891
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	6.27% (LIBOR +3.5%)	06/21/2017	07/07/2024	1,975	1,967	1,955
Country Fresh Holdings, LLC	Beverage, Food & Tobacco	7.8% (LIBOR +5%)	07/14/2017	03/31/2023	4,340	4,308	3,668
Covenant Surgical Partners Inc	Healthcare & Pharmaceuticals	7.3% (LIBOR +4.5%)	09/29/2017	10/04/2024	2,972	2,966	2,928
CPI Acquisition, Inc.	Services: Consumer	7.02% (LIBOR +4.5%)	08/14/2015	08/17/2022	4,187	4,106	2,684
CryoLife Inc	Healthcare & Pharmaceuticals	6.05% (LIBOR +3.25%)	11/15/2017	12/02/2024	1,980	1,972	1,940
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	6.77% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,920	1,925	1,602
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.77% (LIBOR +3.25%)	12/06/2017	02/13/2025	248	248	236
DigiCert, Inc.	High Tech Industries	6.52% (LIBOR +4%)	09/20/2017	10/31/2024	995	991	978
Drilling Info Inc.	High Tech Industries	6.77% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,489	4,468	4,478
DXP Enterprises, Inc.	Wholesale	7.27% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,481	1,470	1,470
Eliassen Group, LLC	Services: Business	7.02% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,167	4,146	4,146
Empower Payments Acquisition	Services: Business	7.05% (LIBOR +4.25%)	10/05/2018	10/05/2025	4,000	3,990	3,990
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.76% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,594	2,576	2,512
Gold Standard Baking, Inc.	Wholesale	7.31% (LIBOR +4.5%)	05/19/2015	04/23/2021	2,481	2,476	2,257
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.77% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,731	4,711	4,719
Great Dane Merger Sub Inc	High Tech Industries	6.27% (LIBOR +3.75%)	05/02/2018	05/21/2025	2,985	2,971	2,918
Gruden Acquisition Inc.	Transportation: Cargo	8.3% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,970	1,935	1,933
Gulf Finance, LLC	Energy: Oil & Gas	8.06% (LIBOR +5.25%)	08/17/2016	08/25/2023	1,875	1,837	1,446
Heartland Dental LLC (6) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	04/19/2018	04/17/2025	125	(1)	(5)
Heartland Dental LLC	Healthcare & Pharmaceuticals	6.27% (LIBOR +3.75%)	04/19/2018	04/30/2025	1,368	1,362	1,315
Help/Systems Holdings, Inc.	High Tech Industries	6.27% (LIBOR +3.75%)	03/23/2018	03/28/2025	1,990	1,986	1,915
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	6.26% (LIBOR +3.75%)	12/14/2017	12/19/2024	4,950	4,929	4,801
Idera Inc	High Tech Industries	7.03% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,332	2,313	2,336
Infoblox Inc.	High Tech Industries	7.02% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,136	2,100	2,132
Intermedia Holdings, Inc.	Telecommunications	8.52% (LIBOR +6%)	07/13/2018	07/11/2025	3,000	2,972	2,996
International Textile Group Inc	Consumer goods: Durable	7.35% (LIBOR +5%)	04/20/2018	04/19/2024	988	983	970
Isagenix International LLC	Services: Consumer	8.55% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,950	1,932	1,896
Kestra Financial, Inc.	Banking, Finance, Insurance & Real Estate	6.76% (LIBOR +4.25%)	06/10/2016	06/24/2022	3,902	3,868	3,902
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.4% (LIBOR +6%)	06/19/2018	10/01/2024	2,250	2,185	2,132
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	467	465	465
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.96% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,809	1,801	1,800
Lyons Magnus Inc aka	Beverage, Food & Tobacco	6.02% (LIBOR +3.5%)	06/08/2018	11/11/2024	3,964	3,952	3,944
MAG DS Corp.	Aerospace & Defense	7.27% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,985	2,958	2,970
Mavenir Systems Inc	Telecommunications	8.39% (LIBOR +6%)	05/01/2018	05/01/2025	1,990	1,954	1,984

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MCS Group Holdings LLC	Banking, Finance, Insurance & Real Estate	7.27% (LIBOR +4.75%)	05/12/2017	05/20/2024	1,970	1,962	1,623
MDVIP Inc	Healthcare & Pharmaceuticals	6.75% (LIBOR +4.25%)	11/10/2017	11/14/2024	4,256	4,244	4,230
Merrill Communications LLC	Media: Advertising, Printing & Publishing	7.78% (LIBOR +5.25%)	05/29/2015	06/01/2022	748	745	748
Miller's Ale House Inc	Hotel, Gaming & Leisure	7.1% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,388	2,377	2,352
MLN US Holdco LLC	Telecommunications	7.02% (LIBOR +4.5%)	07/13/2018	11/30/2025	3,000	2,993	2,916
Morphe, LLC	Consumer goods: Non-Durable	8.52% (LIBOR +6%)	02/21/2017	02/10/2023	2,738	2,709	2,724
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	7.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,489	4,480	4,467
New Insight Holdings Inc	Services: Business	8.02% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,980	1,895	1,948
NextCare, Inc. (7) (12)	Healthcare & Pharmaceuticals	7.56% (LIBOR +4.75%)	02/13/2018	02/28/2023	588	(5)	-
NextCare, Inc.	Healthcare & Pharmaceuticals	7.27% (LIBOR +4.75%)	02/13/2018	02/28/2023	3,386	3,358	3,386
Northern Star Holdings Inc.	Utilities: Electric	7.55% (LIBOR +4.75%)	03/28/2018	03/14/2025	4,218	4,199	4,213
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	8.03% (LIBOR +5.25%)	09/13/2017	09/13/2023	3,000	2,971	2,955
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	6.35% (LIBOR +4%)	08/08/2017	08/01/2024	2,238	2,229	2,204
Odyssey Logistics & Technology Corporation	Transportation: Cargo	6.52% (LIBOR +4%)	10/06/2017	10/12/2024	1,980	1,971	1,921
OpenLink	High Tech Industries	7.27% (LIBOR +4.75%)	03/02/2018	03/21/2025	1,831	1,822	1,820
Orion Business Innovations (8) (12)	High Tech Industries	7.31% (LIBOR +4.5%)	10/18/2018	10/19/2024	565	(6)	(6)
Orion Business Innovations	High Tech Industries	7.16% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,931	1,912	1,911
OSM MSO, LLC	Healthcare & Pharmaceuticals	7.8% (LIBOR +5%)	10/16/2018	08/09/2023	3,990	3,952	3,950
Output Services Group Inc	Services: Business	6.77% (LIBOR +4.25%)	03/26/2018	03/21/2024	4,468	4,448	4,345
Park Place Technologies, LLC	High Tech Industries	6.52% (LIBOR +4%)	03/22/2018	03/22/2025	2,328	2,318	2,308
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	7.52% (LIBOR +5%)	10/04/2018	09/28/2025	2,993	2,963	2,888
Ping Identity Corp	High Tech Industries	6.27% (LIBOR +3.75%)	01/23/2018	01/24/2025	1,493	1,486	1,485
Pivotal Payments	Services: Business	9% (LIBOR +4.5%)	09/27/2018	09/29/2025	3,096	3,066	3,065
Pivotal Payments (9)	Services: Business	6.98% (LIBOR +4.5%)	09/27/2018	09/29/2025	897	550	550
PLH Group Inc	Energy: Oil & Gas	8.59% (LIBOR +6%)	08/01/2018	07/25/2023	3,173	3,085	3,109
Polar US Borrower	Chemicals, Plastics & Rubber	7.19% (LIBOR +4.75%)	08/21/2018	10/15/2025	3,000	2,883	2,895
Premise Health Holding Corp (10) (12)	Healthcare & Pharmaceuticals	6.56% (LIBOR +3.75%)	08/14/2018	07/10/2025	294	(1)	(4)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	6.55% (LIBOR +3.75%)	08/14/2018	07/10/2025	3,697	3,679	3,641
Project Leopard Holdings Inc	High Tech Industries	6.52% (LIBOR +4%)	06/21/2017	07/07/2023	1,728	1,725	1,691
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	6.21% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,980	1,964	1,935
Pure Fishing Inc (11)	Consumer goods: Non-Durable	7.06% (LIBOR +4.25%)	12/20/2018	11/30/2025	1,200	1,152	1,158
Quidditch Acquisition Inc	Beverage, Food & Tobacco	9.47% (LIBOR +7%)	03/16/2018	03/21/2025	1,014	996	1,009
Red Ventures LLC	Media: Advertising, Printing & Publishing	5.52% (LIBOR +3%)	10/18/2017	11/08/2024	2,039	2,022	1,947
SCS Holdings Inc	High Tech Industries	6.77% (LIBOR +4.25%)	11/20/2015	10/30/2022	1,558	1,551	1,541
Silverback Merger Sub Inc	High Tech Industries	6.01% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,185	1,182	1,068
Situs Group Holdings Corporation	Banking, Finance, Insurance & Real Estate	7.02% (LIBOR +4.5%)	02/21/2018	02/27/2023	2,972	2,959	2,972
SMS Systems Maintenance Services Inc	High Tech Industries	7.52% (LIBOR +5%)	02/09/2017	10/30/2023	2,940	2,929	2,240
SoClean, Inc	Healthcare & Pharmaceuticals	8.74% (LIBOR +6%)	02/13/2018	12/20/2022	5,101	5,057	5,126
Starfish- V Merger Sub Inc	High Tech Industries	7.02% (LIBOR +4.5%)	08/11/2017	08/16/2024	1,234	1,224	1,223
STS Operating, Inc.	Capital Equipment	6.77% (LIBOR +4.25%)	04/27/2018	12/11/2024	1,489	1,485	1,453
ThoughtWorks, Inc.	High Tech Industries	6.52% (LIBOR +4%)	10/06/2017	10/11/2024	3,981	3,970	3,931
TKC Holdings Inc	Services: Business	6.28% (LIBOR +3.75%)	06/08/2017	02/01/2023	295	294	281
TOMS Shoes LLC	Retail	8.3% (LIBOR +5.5%)	12/18/2014	10/30/2020	1,925	1,879	1,519
Tupelo Buyer Inc	Transportation: Cargo	6.22% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,204	2,190	2,160
TV Borrower US LLC	High Tech Industries	7.55% (LIBOR +4.75%)	02/16/2017	02/22/2024	983	979	978

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Uber Technologies, Inc.	Services: Consumer	6.39% (LIBOR +4%)	03/22/2018	04/04/2025	2,786	2,773	2,722
US Salt LLC	Consumer goods: Non-Durable	7.27% (LIBOR +4.75%)	11/30/2017	12/01/2023	2,978	2,952	2,977
US Shipping Corp	Utilities: Oil & Gas	6.77% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	200	198
Utility One Source L.P.	Construction & Building	8.02% (LIBOR +5.5%)	04/07/2017	04/18/2023	985	978	985
Verdesian Life Sciences LLC	Chemicals, Plastics & Rubber	7.53% (LIBOR +5%)	12/09/2014	07/01/2020	1,996	1,897	1,876
Vertiv Group Corporation	Capital Equipment	6.71% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,471	1,375
Vistage Worldwide, Inc.	Services: Consumer	6.46% (LIBOR +4%)	02/06/2018	02/10/2025	2,501	2,496	2,464
Weight Watchers International, Inc.	Services: Consumer	7.56% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,565	2,522	2,543
Women's Care Florida LLP	Healthcare & Pharmaceuticals	7.02% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,950	4,930	4,950
Yak Access LLC	Energy: Oil & Gas	7.52% (LIBOR +5%)	06/29/2018	07/02/2025	2,981	2,897	2,504
Zenith Merger Sub, Inc.	Services: Business	8.3% (LIBOR +5.5%)	12/22/2017	12/13/2023	2,970	2,945	2,970

Total United States of America						$306,982	$299,972

Total Senior Secured First Lien Term Loans						$320,282	$313,162

Second Lien Term Loans
United States of America
ABG Intermediate Holdings 2 LLC	Retail	10.27% (LIBOR +7.75%)	09/26/2017	09/29/2025	2,333	$2,318	$2,298
AQA Acquisition Holding, Inc	High Tech Industries	10.4% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	990	1,000
CH Hold Corp	Automotive	9.77% (LIBOR +7.25%)	01/26/2017	02/03/2025	1,000	996	999
Constellis Holdings, LLC	Aerospace & Defense	11.52% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	988	957
DigiCert, Inc.	High Tech Industries	10.52% (LIBOR +8%)	09/20/2017	10/31/2025	600	597	584
DiversiTech Holdings Inc	Consumer goods: Durable	10.3% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,984	1,930
Gruden Acquisition Inc.	Transportation: Cargo	11.3% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	486	501
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	9.5% (LIBOR +7%)	08/11/2017	08/15/2025	979	971	948
NextCare, Inc.	Healthcare & Pharmaceuticals	11.27% (LIBOR +8.75%)	02/13/2018	08/28/2023	1,000	987	1,030
Optiv Security Inc	High Tech Industries	9.77% (LIBOR +7.25%)	01/19/2017	01/31/2025	1,500	1,494	1,365
Park Place Technologies, LLC	High Tech Industries	10.52% (LIBOR +8%)	03/22/2018	03/29/2026	700	694	697
SESAC Holdco II LLC	Media: Diversified & Production	9.76% (LIBOR +7.25%)	02/13/2017	02/24/2025	1,000	992	985
TKC Holdings Inc	Services: Business	10.53% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,839	1,825
TV Borrower US LLC	High Tech Industries	11.05% (LIBOR +8.25%)	02/16/2017	02/22/2025	1,000	988	1,006
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	412
Wash Multifamily Laundry Systems, LLC.	Services: Consumer	9.52% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	72

Total United States of America						$16,822	$16,609

Total Second Lien Term Loans						$16,822	$16,609

Total Investments						$337,104	$329,771

Logan JV Loan Portfolio as of December 31, 2018

(dollar amounts in thousands)

Type of Investment/ Portfolio company	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Cash and cash equivalents
Dreyfus Government Cash Management Fund						21,559	21,559
Other cash accounts						5,309	5,309
Total Cash and cash equivalents						$26,868	$26,868

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $580,645, of which $353,371 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $612,996, of which $460,886 was unfunded as of December 31, 2018.  Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $125,217, which was unfunded as of December 31, 2018. Company pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $588,235, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)	Represents a delayed draw commitment of $564,516, which was unfunded as of December 31, 2018. Company does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $896,552, of which $338,056 was unfunded as of December 31, 2018. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a delayed draw commitment of $294,107, which was unfunded as of December 31, 2018. Company pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)	Unsettled trade that will start to accrue interest on when the trade settles. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.
(12)

Unfunded amount will start to accrue interest when the borrower draws on the delayed draw/ revolver facility. 3 month Libor as of December 31, 2018 is shown to reflect possible projected interest rate.

Below is certain summarized financial information for Logan JV as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018:

Selected Balance Sheet Information

	As of September 30, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $344,486 and $337,104, respectively)	$335,202	$329,771
Cash	14,418	26,868
Other assets	1,383	2,194
Total assets	$351,003	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$232,284	$239,356
Payable for investments purchased	11,426	7,342
Distribution payable	3,750	3,360
Other liabilities	2,630	2,744
Total liabilities	$250,090	$252,802
Members' capital	$100,913	$106,031
Total liabilities and members' capital	$351,003	$358,833

Selected Statement of Operations Information

	For the three months ended September 30, 2019	For the three months ended September 30, 2018	For the nine months ended September 30, 2019	For the nine months ended September 30, 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$6,311	$6,011	$19,231	$15,974
Fee income	50	(6)	104	102
Total revenues	6,361	6,005	19,335	16,076
Credit facility expenses (1)	2,883	2,681	9,682	6,821
Other fees and expenses	296	298	331	854
Total expenses	3,179	2,979	10,013	7,675
Net investment income	3,182	3,026	9,322	8,401
Net realized (loss) gain	5	92	(4,040)	371
Net change in unrealized (depreciation) appreciation on investments	(3,012)	201	(1,950)	(724)
Net increase in members' capital from operations	$175	$3,319	$3,332	$8,048

(1)

As of September 30, 2019, Logan JV had $234,007 of outstanding debt under its credit facility with an effective interest rate of 4.58% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under its credit facility with an effective interest rate of 4.72% per annum.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.19 and 2.05 at September 30, 2019 and December 31, 2018, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019				December 31, 2018
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$49.5	11.1%	$52.0	12.8%	$122.7	22.7%	$132.6	26.9%
2(b)	241.2	53.9%	230.4	57.1%	242.1	44.9%	232.7	47.1%
3(c)	139.0	31.1%	113.2	28.1%	135.0	25.0%	109.2	22.1%
4(d)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
5(e)	17.5	3.9%	7.9	2.0%	39.8	7.4%	19.2	3.9%
Total	$447.2	100.0%	$403.5	100.0%	539.6	100.0%	493.7	100.0%

(a)	As of September 30, 2019 and December 31, 2018, Investment Score “1” included $5.3 million and $30.6 million, respectively, of loans to companies in which we also hold equity securities.
(b)	As of September 30, 2019 and December 31, 2018, Investment Score “2” included $37.6 million and $47.2 million, respectively, of loans to companies in which we also hold equity securities.
(c)	As of September 30, 2019 and December 31, 2018, Investment Score “3” included $82.9 million and $65.8 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of September 30, 2019 and December 31, 2018, Investment Score “4” included no loans to companies in which we also hold equity securities.
(e)	As of September 30, 2019 and December 31, 2018, Investment Score “5” included $7.9 million and $18.7, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2019, we had loans on non-accrual status with an amortized cost basis of $14.5 million and fair value of $7.9 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2019 and December 31, 2018. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three and nine months ended September 30, 2019 and 2018

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest income on debt securities
Cash interest	$7.7	$10.1	$24.5	$33.7
PIK interest	0.5	0.9	1.9	1.6
Prepayment premiums	0.2	—	0.4	0.4
Net accretion of discounts and other fees	0.3	0.7	0.9	2.5
Total interest on debt securities	8.7	11.7	27.7	38.2
Dividend income (1)	3.6	3.3	11.1	8.8
Interest income on other income-producing securities (1)	0.1	0.6	0.4	2.4
Fees related to non-controlled, affiliated investments	0.1	0.2	0.5	0.7
Other income (2)	0.3	0.3	2.6	1.0
Total investment income	$12.8	$16.1	$42.3	$51.1

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended September 30, 2019 and 2018, we recognized $0.0 million and $0.1 million, respectively, of non-recurring fees from portfolio companies. For the nine months ended September 30, 2019 and 2018, we recognized $1.5 million and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and nine month periods was primarily due to the contraction in overall investment portfolio since September 30, 2018, which led to lower interest income, offset by higher dividend income from certain equity investments and non-recurring other fee income.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Accumulated PIK balance, beginning of period	$4.7	$3.7	$3.9	$3.9
PIK income capitalized/receivable	0.6	0.9	2.0	1.8
PIK reduction due to sale	(0.1)	—	(0.2)	—
PIK received in cash from repayments	—	(0.2)	(0.5)	(1.3)
Accumulated PIK balance, end of period	$5.2	$4.4	$5.2	$4.4

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2019 and 2018.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Expenses
Interest and fees on Borrowings (a)	$3.4	$3.8	$11.0	$11.8
Base management fees	1.2	2.2	4.9	6.9
Incentive fees	—	1.7	—	1.6
Other expenses	0.8	1.0	2.9	3.1
Administrator expenses	0.4	0.5	1.2	1.6
Total expenses	5.8	9.2	20.0	25.0
Management fee waiver	—	—	(0.5)	—
Incentive fee waiver	—	(1.7)	—	(1.7)
Total expenses, net of fee waivers	5.8	7.5	19.5	23.3
Income tax provision, excise and other taxes (b)	0.1	—	0.4	0.2
Total expenses after taxes	$5.9	$7.5	$19.9	$23.5

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three and nine month periods was due primarily to lower base management fees as a result of portfolio contraction, lower administrator expenses allocated from the Advisor and lower interest on Borrowings as a result of portfolio contraction and lower borrowing costs.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $6.9 million, or $0.22 per common share based on a weighted average of 30,991,585 common shares outstanding for the for the three months ended September 30, 2019, as compared to $8.6 million, or $0.26 per common share based on a weighted average of 32,673,590 common shares outstanding for the three months ended September 30, 2018.

Net investment income was $22.4 million, or $0.71 per common share based on a weighted average of 31,678,632 common shares outstanding for the nine months ended September 30, 2019 as compared to $27.5 million, or $0.84 per common share based on a weighted average of 32,673,590 common shares outstanding for the nine months ended September 30, 2018.

The decrease in net investment income between the three and nine month periods is primarily attributable to a decrease in interest on debt and other income-producing investments due to portfolio contraction offset by lower base net management fees, administrator expenses, and interest and fees on Borrowings.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Aerogroup International Inc. (1)	$—	$(0.4)	$(2.2)	$(6.7)
Alex Toys, LLC (2)	—	—	(1.4)	—
Charming Charlie LLC (3)	(24.6)	—	(24.6)	(11.4)
Copperweld Bimetallics LLC (4)	16.7	—	16.7	—
Fairstone Financial Inc.(5)	0.2	—	0.2	0.2
Gryphon Partners 3.5, L.P.	—	0.1	—	0.2
Home Partners of America, Inc.(6)	—	—	0.0	—
LAI International, Inc. (7)	—	—	(22.7)	—
Specialty Brands Holdings, LLC (8)	—	—	—	(21.0)
THL Credit Logan JV LLC	—	(0.1)	—	0.2
Tri-Starr Management Services, Inc.(9)	—	—	0.4	—
YP Equity Investors, LLC	—	—	—	—
Other	0.0	0.1	(0.1)	—
Net realized losses	$(7.7)	$(0.3)	$(33.7)	$(38.5)

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

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie LLC from Investments, at fair value and reflected $4.4 million of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. As of the reporting date, Charming Charlie LLC has ceased its operations and has been actively liquidating its assets. We expect to collect our share of liquidation proceeds in the near term. The realized loss of $24.6 million was offset by a corresponding change in unrealized appreciation. For further detail on the restructuring loss incurred in 2018, please refer to prior year filings.

(4)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million and expects an additional $2.1 million in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2019. The escrow proceeds are expected to be received throughout 2020 and 2021. The realized gain was largely offset by a corresponding change in unrealized depreciation.

(5)	Includes the impact of foreign exchange gain.
(6)	On February 8, 2019, we sold our first lien senior secured term loan in Home Partners of America, Inc. for total proceeds of $7.7 million.
(7)

In May 2019, we received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. An additional $4.4 million in proceeds reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2019 are expected from a sale of another segment of the business and realization of certain receivables. The realized loss of $22.7 million was largely offset by a corresponding change unrealized appreciation.

(8)

On June 29, 2018, as part of restructuring the business, we agreed to sell our second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, we recognized a loss of $21.0 million and reversed $20.3 million of unrealized depreciation.

(9)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gross unrealized appreciation on investments	$1.7	$5.8	$4.8	$22.6
Gross unrealized depreciation on investments	(9.6)	(9.0)	(17.5)	(29.7)
Reversal of prior period net unrealized depreciation upon a realization	8.9	-	15.1	30.3
Total	$1.0	$(3.2)	$2.4	$23.2

The net change in unrealized appreciation (depreciation) on our investments for the three and nine months ended September 30, 2019 and 2018 was the result of the write-down of investments offset by reversal of net unrealized losses due to realization of certain portfolio investments and the performance of certain portfolio investments, including controlled investments. See Schedule 12-14 in the accompanying notes to the consolidated financial statements.

For the three and nine months ended September 30, 2019, the largest reduction in value for the investments still held as of the reporting date was related to Holland Intermediate Acquisition Corp. and a market driven reduction of Logan JV, an investment where we hold a controlling equity interest. This was offset by a net increase in the value of approximately $13.8 million due to realizations: a reversal of prior period unrealized depreciation to realized losses for Charming Charlie Inc. and LAI International Inc. and a reversal of unrealized appreciation to realized gains for Copperweld Bimetallics LLC (See “Net Realized Gains and Losses on Investments” above).

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.1 million and $(0.2) million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.3 and $(0.3) million for consolidated subsidiaries, respectively. As of September 30, 2019 and December 31, 2018, $1.8 million and $2.0 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $0.3 million, or $0.01 per common share based on a weighted average of 30,991,585  common shares for the three months ended September 30, 2019, as compared to $4.7 million, or $0.14 per common share based on a weighted average of 32,673,590 common shares for the three months ended September 30, 2018, respectively.

Net (decrease) increase in net assets resulting from operations totaled $(9.2) million, or $(0.29) per common share based on a weighted average of 31,678,632  common shares for the nine months ended September 30, 2019, as compared to $12.5 million, or $0.38 per common share based on a weighted average of 32,673,590 common shares for the nine months ended September 30, 2018, respectively.

The changes in net assets from operations between the three months ended September 30, 2019 and 2018 and the nine months ended September 30, 2019 and 2018 is due primarily to lower interest income as a result of portfolio contraction and the increase of the realized and unrealized losses in the portfolio and the related tax impact.

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

We borrowed $78.5 million under our Revolving Facility for the nine months ended September 30, 2019 and repaid $117.5 million (includes CAD $19.4 million converted to USD $14.8 million) on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $69.5 million under our Revolving Facility for the nine months ended September 30, 2018 and repaid $123.1 million on our Revolving Facility (includes CAD $10.0 million converted to USD $7.7 million) from proceeds received from prepayments and sales and investment income.

Our operating activities (used) provided cash of $78.3 million and $83.1 million for the nine months ended September 30, 2019 and 2018, respectively, primarily in connection with the purchase and sales of portfolio investments. For the nine months ended September 30, 2019, our financing activities included net borrowings of $39.0 million on our Revolving Facility, used $19.9 million for distributions to stockholders, $11.6 million to repurchase common stock and $0.3 million for the payment of financing costs. For the nine months ended September 30, 2018, our financing activities included net repayments of $53.6 million on our Revolving Facility and used $26.5 million for distributions to stockholders.

As of September 30, 2019 and December 31, 2018, we had cash of $14.3 million and $6.9 million, respectively. We had no cash equivalents as of September 30, 2019 and December 31, 2018.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2019 and December 31, 2018 (in millions):

	As of
	September 30, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (8)	Commitments	Borrowings Outstanding (4)	Weighted Average Borrowings Outstanding (3)(5)	Weighted Average Interest Rate (8)
Revolving Facility (6)(7)	$190.0	$69.2	$103.2	4.56%	$275.0	$107.7	$135.1	4.90%
2021 Notes	-	-	-	-	-	-	42.4	-
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	15.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	12.1	6.13%
Total	$301.6	$180.8	$214.8	5.73%	$386.6	$219.3	$204.6	5.70%

(1)

As of September 30, 2019, excludes deferred financing costs of $1.2 million for the 2022 Notes and $1.7 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2019.
(3)	Canadian denominated borrowings are converted to USD using the current quarter-end spot rate for purposes of this calculation.
(4)

As of December 31, 2018, excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.1 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of September 30, 2019, we had no Canadian denominated debt outstanding on our Revolving Facility. As of December 31, 2018, we had outstanding debt denominated in CAD of $19.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

(7)

As part of Amendment No.1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190.0 million from $275.0 million.

(8)	Represents the weighted average interest rate as of September 30, 2019 and December 31, 2018.

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

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of September 30, 2019. A recent amendment to the Revolving Facility included a provision to provide for a replacement rate for LIBOR in anticipation of the expected LIBOR phase-out.

As of September 30, 2019, we had USD borrowings of $69.2 million outstanding under the Revolving Facility with a quarter-end interest rate of 4.56%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. As of September 30, 2019, we had no CAD borrowings outstanding.

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

As of September 30, 2019 and December 31, 2018, the carrying amount of our outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2019 and December 31, 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $1.2 million and $1.6 million were incurred in connection with the Revolving Facility during the three months ended September 30, 2019 and 2018, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $4.3 million and $5.3 million were incurred in connection with the Revolving Facility during the nine months ended September 30, 2019 and 2018, respectively.

Amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended September 30, 2019 and 2018. Amortization of deferred financing costs of $0.8 million, which included a one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size, and $0.4 million, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2019 and 2018. As of September 30, 2019, we, had $1.8 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, we, had $2.3 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019.  We may be able to increase our leverage up to an amount that reduces our asset coverage to 150% once we amend the Revolving Facility, which would require our lender consent. Our asset coverage as of September 30, 2019 was in excess of 200%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2019, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2019, the carrying amount and fair value of our Notes was $111.6 million and $114.4 million, respectively. As of December 31, 2018, the carrying value and fair value of our Notes was $111.6 million and $111.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended September 30, 2019 and 2018, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2019 and 2018, we amortized approximately $0.6 million and $0.5 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2019 and December 31, 2018, we had $2.9 million and $3.5 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2019 and 2018, we incurred interest expense on the Notes of approximately $1.8 million and $1.9 million, respectively. For the nine months ended September 30, 2019 and 2018, we incurred interest expense on the Notes of approximately $5.4 million and $5.6 million, respectively.

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

As of September 30, 2019 and December 31, 2018, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2019	December 31, 2018

Unfunded delayed draw facilities
Barry's Bootcamp Holdings, LLC	2.7	—
BCDI Rodeo Dental Buyer, LLC	2.0	—
Certify, Inc.	0.1	—
Charming Charlie LLC (2)	—	8.3
Home Partners of America, Inc.	—	5.9
PDFTron Systems	1.1
Simplicity Financial Marketing Holdings Inc.	1.0	—
Women's Health USA, Inc.	0.0	—
	6.9	14.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.3	0.1
ABC Legal Intermediate Holding II, LLC	0.7	—
BCDI Rodeo Dental Buyer, LLC	1.4	—
Certify, Inc.	0.1	—
Communication Technology Intermediate	0.8	—
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	0.5	1.0
HealthDrive Corporation(2)	1.8	1.8
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
IRC Opco LLC	0.8	—
Loadmaster Derrick & Equipment, Inc.	0.1	—
NCP Investor, Inc.	1.0	1.0
OEM Group, LLC (2)	3.8	2.3
PDFTron Systems Inc.	0.5	—
Sciens Building Solutions, LLC	—	2.5
Simplicity Financial Marketing Holdings Inc.	0.4	—
SolutionReach, Inc.	0.9	—
SPST Holdings, LLC	0.7	0.7
SRS Acquiom Holdings, LLC	0.4	0.4
Women's Health USA, Inc.	1.5	1.5
	20.4	16.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.3
	1.0	1.0

Total unfunded commitments	$28.3	$31.2

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 8, 2016	March 21, 2016	March 31, 2016	$0.34
May 3, 2016	June 15, 2016	June 30, 2016	$0.34
August 2, 2016	September 15, 2016	September 30, 2016	$0.34
November 8, 2016	December 15, 2016	December 30, 2016	$0.27
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2019. There were no dividends reinvested for the three and nine months ended September 30, 2018, respectively.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2019, the percentage of 2019 income estimated as qualified interest income for tax purposes was 78.2%.

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2019 and 2018 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Dollar amount repurchased (1)	$5.6	$—	$11.6	$—
Shares repurchased	0.8	—	1.7	—
Average price per share (including commission)	$6.70	$—	$6.70	$—
Weighted average discount to net asset value	25.23%	—	23.63%	—

(1)	Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act.

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

Recent Developments

From October 1, 2019 through November 1, 2019, we repurchased 301,825 shares of stock for a total cost of $2.1 million as part of a 10b5-1 Stock Repurchase Plan, which is the most recent information available to us as of the time at which the financial statements are issued. This brings up total shares repurchased since we began the 2019 stock repurchase program on March 11, 2019 to 2,031,921 shares at an aggregate cost of $13.7 million.

On October 31, 2019, our board of directors declared a dividend of $0.21 per share payable on December 31, 2019 to stockholders of record at the close of business on December 16, 2019.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2019, 97.7% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2019 and December 31, 2018, the weighted average interest rate floor on our floating rate loans was 0.96% and 0.90%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our September 30, 2019, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$8.8	$2.1	$6.7
Up 200 basis points	$5.9	$1.4	$4.5
Up 100 basis points	$2.9	$0.7	$2.2
Down 300 basis points	$(3.4)	$(1.4)	$(2.0)
Down 200 basis points	$(3.4)	$(1.4)	$(2.0)
Down 100 basis points	$(2.8)	$(0.7)	$(2.1)

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2019 and 2018 for more information on the incentive fee.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K and in Part II, “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

There were no stock repurchases during the nine months ended September 30, 2018. The following table presents information with respect to the Company’s purchases of its common stock during the nine months ended September 30, 2019.

Period (1)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2019 through January 31, 2019	—	$—	—	$17,442,468
February 1, 2019 through February 28, 2019	—	$—	—	$17,442,468
March 1, 2019 through March 31, 2019	198,483	$6.67	198,483	$16,177,034
April 1, 2019 through April 30, 2019	244,388	$6.72	244,388	$14,535,162
May 1, 2019 through May 31, 2019	198,363	$6.78	198,363	$13,189,417
June 1, 2019 through June 30, 2019	257,767	$6.63	257,767	$11,480,796
July 1, 2019 through July 31, 2019	287,728	$6.67	287,728	$9,563,023
August 1, 2019 through August 31, 2019	288,792	$6.65	288,792	$7,642,397
September 1, 2019 through September 30, 2019	254,575	$6.81	254,575	$5,909,936
	1,730,096	$6.70	1,730,096

(1)

Effective March 2, 2018, the board of directors authorized a $17.5 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Unless extended by our board of directors, the stock repurchase program will expire on March 5, 2020 and may be modified or terminated at any time for any reason without prior notice.

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

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amended and Restated Investment Management Agreement, dated as of June 14, 2019, between THL Credit, Inc., a Delaware corporation, and THL Credit Advisors LLC, a Delaware limited liability company (Incorporated by reference from the Registrant’s post-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 19, 2019)

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

THL CREDIT, INC.

Date: November 4, 2019	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 4, 2019	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer