Form 10-K
period 2019-12-31
THL Credit, Inc.
filed 2020-03-05
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $196.1 million based on the closing price on that date of $6.64 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 4, 2020, there were 29,712,915 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

THL CREDIT, INC.

FORM 10-K FOR THE YEAR ENDED December 31, 2019

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
•

the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or First Eagle Alternative Credit, LLC, the Advisor;

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	the failure of our stockholders to approve a new investment management agreement with the Advisor;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position.
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our” and “THL Credit” refer to THL Credit, Inc.; “First Eagle Alternative Credit,” “FEAC,” the “Advisor” or the “Administrator” refers to First Eagle Alternative Credit, LLC; “Greenway” refers to THL Credit Greenway Fund LLC; “Greenway II” refers to THL Credit Greenway Fund II LLC and related investment vehicle; “THL Credit Opportunities” refers to THL Credit Opportunities, L.P.; “BDC Holdings” refers to THL Credit Partners BDC Holdings, L.P.; “Logan JV” refers to THL Credit Logan JV LLC. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

THL, THL Credit, and the THL Credit logo mark are the proprietary names and marks of Thomas H. Lee Partners, L.P., and independently operated entity, and used with permission.

Item 1.	Business

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On January 31, 2020, First Eagle Alternative Credit, LLC, formerly known as THL Credit Advisors LLC, the investment adviser (the “Advisor”) to THL Credit, and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC, or FEAC, and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2019, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.2 billion in aggregate commitments to 128 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2019, we, along with our managed funds and separately managed accounts, have received $1.8 billion of proceeds from the realization of investments. The Company alone has received $1.5 billion of proceeds from the realization of its investments. As of December 31, 2019, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC and its separately managed account, collectively Greenway II, have received $189.6 million, or 126.4% of committed capital, and $205.8 million, or 110.1% of the committed capital, respectively.

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

We are also registered as an investment adviser under the Advisers Act.

We are permitted to borrow money from time to time within the levels permitted by the 1940 Act (which generally allows us to incur leverage equal to up to one half of our total assets). We have used, and expect to continue to use, our credit facilities and other borrowings, along with proceeds from the rotation of our portfolio and proceeds from public and private securities to finance our investment objectives. See “-Business Development Company Regulations” for a discussion of BDC regulation and other regulatory considerations.

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010 and on January 31, 2020 our Advisor was acquired by First Eagle. The Company has formed substantially owned subsidiaries which serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed substantially owned subsidiaries which serve as the administrative agents on certain investment transactions, including THL Corporate Finance, Inc.

(1)	First Eagle Alternative Credit is owned and controlled by First Eagle Investment Management, LLC.
(2)	First Eagle Alternative Credit SLS, LLC is a wholly-owned subsidiary of First Eagle Alternative Credit that focuses principally in investing in broadly syndicated senior loans.
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

(6)

THL Credit Strategic Funding LLC is a wholly owned subsidiary of First Eagle Alternative Credit that focuses principally on investing in directly originated middle market loans that may require seasoning for other managed funds or accounts.

(7)

First Eagle Investment Management, LLC is a subsidiary of First Eagle Holdings, Inc., a holding company incorporated in Delaware.  A controlling interest in FE Holdings is owned by BCP CC Holdings L.P., a Delaware limited partnership (BCP CC Holdings”).  BCP CC Holdings GP L.L.C., a Delaware limited liability company, is the general partner of BCP CC Holdings and has two managing members, Blackstone Capital Partners VI L.P. (“BCP VI”) and Corsair IV Financial Services Capital Partners L.P. (“Corsair IV”).  BCP VI and Corsair IV are indirectly controlled by The Blackstone Group Inc. (“Blackstone”) and Corsair Capital LLC (“Corsair”), respectively.  Investment vehicles indirectly controlled by Blackstone and Corsair and certain co-investors own a majority economic interest in FE Holdings and First Eagle through BCP CC Holdings.

First Eagle Alternative Credit, LLC

Our investment activities are managed by our investment adviser, First Eagle Alternative Credit. First Eagle Alternative Credit is responsible for sourcing potential investments, conducting research on prospective investments, analyzing investment opportunities, structuring our investments, and monitoring our investments and portfolio companies on an ongoing basis. We pay First Eagle Alternative Credit a management fee as a percentage of our gross assets and may pay incentive fees as a percentage of our ordinary income and capital gains.

First Eagle Alternative Credit (fka THL Credit Advisors LLC) was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. First Eagle Alternative Credit is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. First Eagle Alternative Credit and its credit-focused affiliates managed assets of $17.3 billion as of December 31, 2019 across its two primary investment strategies: Direct Lending and Tradable Credit.

FEAC benefits from a scaled and integrated business that draws on a diverse resource base and the credit and industry expertise of the entire platform. Fundamental credit analysis, rigorous and disciplined underwriting, well-structured investments and ongoing monitoring are the hallmarks of its credit culture.

FEAC’s Direct Lending strategy invests primarily in secured loans consisting of first lien senior secured, including unitranche investments, and, to a lesser extent, second lien facilities. In certain instances, FEAC’s Direct Lending strategy also makes subordinated debt investments and equity investments such as warrants, preferred stock or other similar securities.

FEAC’s Tradable Credit strategy manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including private funds, certain CLOs and as advisor to THL Credit Senior Loan Fund (NYSE: TSLF) (“TSLF”), a diversified, closed-end management investment company. The Advisor may serve as investment adviser to additional private funds, registered closed-end funds and CLOs in the future.

FEAC is headquartered in Boston, with additional origination teams in Chicago, Dallas, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, FEAC has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its strategies.

FEAC’s Direct Lending investment committee, which serves as our investment committee, is comprised of Christopher J. Flynn, Terrence W. Olson, W. Montgomery Cook, James R. Fellows and Howard H. Wu (the “Investment Committee Members”).

FEAC has received an exemptive order from the SEC permitting it to negotiate, subject to the conditions of the order, co-investments among us and certain of its other investment advisory clients. See “Material Conflicts of Interests” below.

FEAC also serves as our Administrator and leases office space to us and provides us with equipment and office services. The tasks of the Administrator include overseeing our financial records, preparing reports to our stockholders and reports filed with the SEC and generally monitoring the payment of our expenses and the performance of administrative and professional services rendered to us by others.

First Eagle Investment Management, LLC

The Advisor is owned by First Eagle. First Eagle provides investment advisory services primarily to mutual funds, private investment funds and institutional accounts.  First Eagle managed and advised assets of $101 billion as of December 31, 2019 across the following investment strategies: Global Value, International Value, High Yield, Gold, U.S. Value, and Global Income Builder.  Through First Eagle and affiliates, we believe we achieve scale in Direct Lending, augmenting our competitiveness for originations as well as providing enhanced relationship network and sponsor relationships.

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

Meaningful availability of investable capital at private equity firms. Recent private equity data shows approximately $1.6 trillion of cash reserves that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.1  Private equity funds will often prefer to support these transactions with debt securities, including first lien and second lien loans from sources such as us.

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

[1]	Source: Preqin Pro, Q4 2019

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

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2019, our portfolio investments spanned several industries and the largest industries represented and the percentage of our investment portfolio at fair value were as follows: (i) Consumer products and services at 14.32%; (ii) Healthcare at 14.10%; (iii) Business services at 11.70%; (iv) Industrials and manufacturing at 9.14%; and (v) IT services at 8.82%.

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

Proactive sourcing platform with a regional focus set up in Industry Verticals. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Dallas, Los Angeles and New York, we have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which THL Credit generates investment opportunities consistent with its investment strategy. We have activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers. We actively utilize these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, THL Credit believes the investment history and long-standing reputation of the Investment Committee Members provides THL Credit an early look at new investment opportunities.

Given our five-office footprint, we are closer to smaller, regional sponsors and have cultivated deep relationships with these private equity firms. In many cases, regional sponsors prefer to partner with local lenders. Once an investment opportunity is sourced by one of our fives offices, the opportunity is transitioned to a lead underwriter while the individual who originated the opportunity remains closely involved in a relationship management capacity. We cover four primary industry verticals: Business & Financial Services, Consumer, Healthcare and Information Services & Media. Given our emphasis on four primary industry verticals, we have a strong preference for industry or sector-focused funds and/or sponsors who specialize in only several sectors as opposed to generalist private equity firms. Many middle market sponsors do not staff an internal capital markets resource (i.e., one who maintains a database and network of debt financing partners/arrangers); as such, a sponsor’s deal team leader without this resource is directly responsible for arranging debt financing as part of his/her deal process on a case-by-case basis. Middle market sponsors with this profile appreciate the value proposition of partnering with a trusted, local relationship and respected lender with deep domain expertise.

Significant institutional expertise and brand recognition gained from investing approximately $3.6 billion in 158 companies between June 2009 and December 31, 2019, across our direct lending credit strategy. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over ten years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

Relationship with tradable credit strategy of FEAC. Our underwriting team is centrally located in Chicago alongside the investment professionals of our tradable credit strategy creating an open, collaborative and centralized credit culture.  We regularly collaborate with the tradable credit industry experts which has created significant synergies and idea generation.

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

Underwriting Process

We employ an extensive due diligence approach tailored to each particular investment opportunity. To begin, we review the information memorandum that the company presenting the investment opportunity or its intermediary has prepared, and discuss the opportunity at a high level with the company’s management team, the sponsor or the intermediary, as applicable. Based on that initial high-level review, the investment team submits a customized due diligence questionnaire request to the company or intermediary. Sometimes the company or intermediary responds directly with materials, and other times there is an online data room that the investment team is invited to review. If the investment opportunity involves a sponsor that has performed a diligence review of the company, the investment team reviews the sponsor’s due diligence reports and analyses. The investment team supplements the document review with phone calls and meetings with the intermediary, sponsor and company’s management team, as applicable. Members of the investment team may also speak with business contacts who are industry experts who provide color on industry and market trends, without discussing the specific investment opportunity. Such industry experts may include persons in FEAC’s vast network of business contacts. Members of the investment team build a preliminary financial model and review financial statements as part of the analysis on whether the opportunity is attractive.

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

FEAC’s in-house counsel will engage outside legal counsel for the opportunity, as well as industry-specific consultants, if appropriate, and accountants. If the investment opportunity involves a sponsor, the investment team may coordinate with the sponsor on engaging such consultants and accountants, and if the investment opportunity involves a co-investor, the investment team will coordinate with the co-investor on engaging all such advisors. Legal counsel will perform legal due diligence, the accountants will perform accounting due diligence, including a quality of earnings report if one does not yet exist, and the industry-specific consultants will diligence various areas such as regulatory restrictions, specific vendor or customer relationships and background checks on the management team.

The investment team will then present its complete findings in the form of a comprehensive memo to the investment committee and ask for official approval of the proposed investment.

Investment Committee

The purpose of the investment committee is to evaluate and approve, as deemed appropriate, all investments by us. The committee process is intended to bring the diverse experience and perspectives of the committee’s members to the analysis and consideration of every investment. The committee also serves to provide investment consistency and adherence to FEAC’s investment philosophies and policies. The investment committee also determines appropriate investment sizing and suggests ongoing monitoring requirements.

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

Once we have determined that a prospective portfolio company is suitable for investment, we will work with the management of that portfolio company and its other capital providers, including, as applicable, senior, junior, and equity capital providers, to structure an investment. We will negotiate among these parties to agree on how our investment is expected to perform relative to the other capital in the portfolio company’s capital structure. Investments will include stringent structural and credit protections. The legal review process and documentation will be of paramount importance. Internal counsel of FEAC will be closely involved in every investment that we make. Investment professionals working with internal counsel drive the principal negotiation of legal terms in connection with the issuance of term sheets. They continue to be involved in negotiations, along with outside counsel who lead the transactions, throughout the legal documentation process. This involvement on each transaction will provide consistent structural and credit protections across investments.

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

Logan JV We have invested in Logan JV, which as of December 31, 2019 consisted of a portfolio of loans to 131 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in lower yielding broadly syndicated and directly originated debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—THL Credit Logan JV LLC” and the financial statements attached as an exhibit hereto.

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

For purposes of clarity, underwriting as referenced herein may be re-determined after the initial investment as a result of a transformative credit event or other material event whereby such initial underwriting is deemed by the Advisor to be no longer appropriate for the purpose of assessing investment performance relative to plan. For any investment receiving a score of a 3 or lower FEAC will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.17 and 2.05 at December 31, 2019 and December 31, 2018, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2019 and 2018 (in millions):

	December 31, 2019				December 31, 2018
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$48.5	11.0%	$50.8	13.2%	$122.7	22.7%	$132.6	26.9%
2(b)	250.8	56.7%	239.8	62.5%	242.1	44.9%	232.7	47.1%
3(c)	103.9	23.5%	78.4	20.4%	135.0	25.0%	109.2	22.1%
4(d)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
5(e)	39.0	8.8%	15.1	3.9%	39.8	7.4%	19.2	3.9%
Total	$442.2	100.0%	$384.1	100.0%	$539.6	100.0%	$493.7	100.0%

(a)

As of December 31, 2019 and December 31, 2018, Investment Score “1”, based upon fair value, included $5.1 million and $30.6 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2019 and December 31, 2018, Investment Score “2”, based upon fair value, included $17.2 million and $47.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2019 and December 31, 2018, Investment Score “3”, based upon fair value, included $74.1 million and $65.8 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2019 and December 31, 2018, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2019 and December 31, 2018, Investment Score “5”, based upon fair value, included $8.3 million and $18.7 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and a fair value of $15.1 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. The decrease in loans on non-accrual status is attributable in part to our exit of certain non-accrual loans. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2019 and 2018. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investment, including through restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

Investment Management Agreement

First Eagle Alternative Credit serves as our investment adviser. FEAC is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, FEAC manages the day-to-day operations of, and provides investment advisory and management services to, THL Credit, Inc. The address of FEAC is 100 Federal Street, 31st Floor, Boston, Massachusetts 02110.

The Transaction resulted in a change of control of the Advisor and an assignment of the prior amended and restated investment management agreement between the Company and the Advisor (the “prior amended and restated investment management agreement”) such that it terminated automatically by its terms. On January 31, 2020, the Advisor and the Company entered into an interim investment management agreement (“interim investment management agreement”), that includes substantially the same terms as the prior amended and restated investment management agreement.

Under the terms of our interim investment management agreement, FEAC:

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

FEAC’s services under the interim investment management agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our interim investment management agreement, FEAC is entitled to a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee. The compensation paid under the interim investment management agreement will be held in an interest-bearing escrow account. If our stockholders approve a new investment management agreement with FEAC prior to the termination of the interim investment management agreement, the amount in the escrow account (including the interest earned) will be paid to FEAC. If our stockholders do not approve a new investment management agreement with FEAC prior to the termination of the interim investment management agreement, FEAC will be paid, out of the escrow account, the lesser of (1) any costs incurred in performing under this interim investment management agreement (plus interest earned on that amount while in escrow); or (2) the total amount in the escrow account (plus interest earned).

Management Fee

Effective June 14, 2019, our stockholders approved the prior amended and restated investment management agreement, pursuant to which the base management fee is calculated at an annual rate of 1.0% of our gross assets payable quarterly in arrears on a calendar quarter basis, which is still the case under the interim investment management agreement. Commencing April 1, 2019, the Advisor waived base management fees in excess of 1.0% per annum. Prior to June 14, 2019, the contractual base management fee was calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

For the years ended December 31, 2019, 2018 and 2017, FEAC earned base management fees of $6.0 million, $9.0 million and $10.4 million, net of management fees waived of $0.5 million, $0 and $0, respectively, from us.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on net investment income and incentive fee on capital gains. The two components are determined independent of each other.

We accepted the Advisor’s proposal to waive 100% of the incentive fees accrued for the period commencing on January 1, 2018 and ending on December 31, 2019 (“Incentive Fee Waiver”). Such waived incentive fees shall not be subject to recoupment. Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on Net Investment Income on a quarterly basis, as calculated based on the interim investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to the June 14, 2019 amendment (the “original investment management agreement”), the Advisor will waive such excess.

Incentive Fee on Net Investment Income as of January 1, 2020

On June 14, 2019, our shareholders approved the prior amended and restated investment management agreement that modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”), which is still the case under the interim investment management agreement. The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to our common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

The incentive fee based on pre-incentive net investment income for each quarter will be determined as follows:

•	The Advisor receives no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the minimum income level.
•

Subject to the Incentive Fee Cap (as defined below), the Advisor receives 100% of our pre-incentive fee net investment income for the Trailing Twelve Quarters with respect to that portion of the pre-incentive net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) (also referred to as the “catch-up” provision); and

•	17.5% of our pre-incentive fee net investment income, if any, greater than 2.5% (10.0% annualized) for the Trailing Twelve Quarter Period.

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

The foregoing incentive fee is subject to an Incentive Fee Cap (as defined below). The Incentive Fee Cap for any quarter is an amount equal to (a) 17.5% of the Cumulative Net Return (as defined below) during the relevant Trailing Twelve Quarter Period, minus (b) the aggregate incentive fees based on income that were paid in respect of the first eleven calendar quarters (or the portion thereof) included in the relevant Trailing Twelve Quarter Period. “Cumulative Net Return” means (x) pre-incentive fee net investment income in respect of the relevant Trailing Twelve Quarter Period minus (y) any Net Capital Loss, if any, in respect of the relevant Trailing Twelve

Quarter Period. If, in any quarter, the Incentive Fee Cap is zero or a negative value, we pay no incentive fee based on income to the Advisor for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is a positive value but is less than the incentive fee based on pre-incentive net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on pre-incentive fee net investment income to the Advisor equal to the Incentive Fee Cap for such quarter. If, in any quarter, the Incentive Fee Cap for such quarter is equal to or greater than the incentive fee based on pre-incentive fee net investment income that is payable to the Advisor for such quarter (before giving effect to the Incentive Fee Cap) calculated as described above, we pay an incentive fee based on income to the Advisor equal to the incentive fee calculated as described above for such quarter without regard to the Incentive Fee Cap. “Net Capital Loss” in respect of a particular period means the difference, if positive, between (i) aggregate capital losses, whether realized or unrealized, in such period and (ii) aggregate capital gains, whether realized or unrealized, in such period.

Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on the interim investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement, the Advisor will waive such excess.

For the year ended December 31, 2019, we incurred no incentive fee related to ordinary income under the new calculation.

For the year ended December 31, 2018, we would have incurred $2.6 million of incentive fees related to ordinary income under the new calculation. These fees were calculated based on the incentive fee rate of 20.0% which was in effect through June 14, 2019, the date when a reduced rate of 17.5% was approved by the shareholders. These fees under the new formula were greater on a cumulative basis than the fees calculated based on the formula as in effect under the original investment management agreement and therefore, the fees under the old formula were reflected as an expense as well as a corresponding waiver in the same amount.

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

Determination of Incentive Fee based on income

In Quarter 1, the Ordinary Income of $6.0 million exceeds the Hurdle Amount of $2.0 million and the Catch-up Amount of $2.5 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $1.1 million ((100% of $0.5 million) + (17.5% of $3.5 million)) is payable to our Advisor for Quarter 1.

In Quarter 2, the Quarter 2 Ordinary Income of $1.5 million does not exceed the Quarter 2 Hurdle Amount of $2.0 million, but the aggregate Ordinary Income for the Trailing Twelve Quarters of $7.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $4.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $5.0 million. There are no Net Capital Losses. As a result, an Incentive Fee based on income of $325,000 ($1.4 million ((100% of $1.0 million) + (17.5% of 2.5 million)) minus $1.1 million paid in Quarter 1) is payable to our Advisor for Quarter 2.

In Quarter 3, the aggregate Ordinary Income of the Trailing Twelve Quarters of $9.5 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $6.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $7.5 million. However, there is an aggregate Net Capital Loss of ($4.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $(0.5 million), calculated as follows:

(17.5% x ($9.5 million minus $4.0 million)) minus $1.4 million paid in Quarters 1 and 2. Because the Incentive Fee Cap is a negative value, there is no Incentive Fee based on income payable to our Advisor for Quarter 3.

In Quarter 4, the aggregate Ordinary Income of the Trailing Twelve Quarters of $13.0 million exceeds the aggregate Hurdle Amount for the Trailing Twelve Quarters of $8.0 million and the aggregate Catch-up Amount for the Trailing Twelve Quarters of $10.0 million. The calculation of the Incentive Fee based on income would be $1.1 million ($2.5 million (100% of $2.0 million) + (17.5% of $3.0 million) minus $1.4 million paid in Quarters 1 and 2). However, there is an aggregate Net Capital Loss of ($1.0) million for the Trailing Twelve Quarters. As a result, the Incentive Fee Cap would apply. The Incentive Fee Cap equals $662,500 calculated as follows:

(17.5% x ($13.0 million minus $1.0 million)) minus $1.4 million. Because the Incentive Fee Cap is positive but less than the Incentive Fee based on income of $1.1 million calculated prior to applying the Incentive Fee Cap, an Incentive Fee based on income of $662,500 is payable to our Advisor for Quarter 4.

Incentive Fee on Net Investment Income Prior to January 1, 2018 Pursuant to the Original Investment Management Agreement

The incentive fee on net investment income is calculated, and payable, quarterly in arrears based on our pre-incentive fee net investment income for the immediately preceding calendar quarter, subject to a cumulative total return requirement and to deferral of non-cash amounts. The pre-incentive fee net investment income, which is expressed as a rate of return on the value of our net assets attributable to our common stock, for the immediately preceding calendar quarter, will have a 2.0% (which is 8.0% annualized) hurdle rate (also referred to as “minimum income level”). Pre-incentive fee net investment income means interest income, dividend income and any other income (including any other fees, such as commitment, origination, structuring, diligence, managerial assistance and consulting fees or other fees that we receive from portfolio companies) accrued during the calendar quarter, minus our operating expenses for the quarter (including the base management fee, expenses payable under our administration agreement (discussed below), and any interest expense and any dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any offering expenses and other expenses not charged to operations but excluding certain reversals to the extent such reversals have the effect of reducing previously accrued incentive fees based on the deferral of non-cash interest. Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero coupon securities), and accrued income that we have not yet received in cash. The Advisor receives no incentive fee for any calendar quarter in which our pre-incentive fee net investment income does not exceed the minimum income level. Subject to the cumulative total return requirement described below, the Advisor receives 100% of our pre-incentive fee net investment income for any calendar quarter with respect to that portion of the pre-incentive fee net investment income for such quarter, if any, that exceeds the minimum income level but is less than 2.5% (which is 10.0% annualized) of net assets (also referred to as the “catch-up” provision) and 20.0% of our pre-incentive fee net investment income for such calendar quarter, if any, greater than 2.5% (10.0% annualized) of net assets. The foregoing incentive fee is subject to a total return requirement, which provides that no incentive fee in respect of our pre-incentive fee net investment income is payable except to the extent 20.0% of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding quarters. In other words, any ordinary income incentive fee that is payable in a calendar quarter is limited to the lesser of (i) 20% of the amount by which our pre-incentive fee net investment income for such calendar quarter exceeds the 2.0% hurdle, subject to the “catch- up” provision, and (ii) (x) 20% of the cumulative net increase in net assets resulting from operations for the then current and 11 preceding quarters minus (y) the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. For the foregoing purpose, the “cumulative net increase in net assets resulting from operations” is the amount, if positive, of the sum of our pre-incentive fee net investment income, base management fees, realized gains and losses and unrealized appreciation and depreciation for the then current and 11 preceding calendar quarters. In addition, the portion of such incentive fee that is attributable to deferred interest (sometimes referred to as payment-in-kind interest, or PIK, or original issue discount, or OID) will be paid to the Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual. There is no accumulation of amounts on the hurdle rate from quarter to quarter and accordingly there is no clawback of amounts previously paid if subsequent quarters are below the quarterly hurdle rate and there is no delay of payment if prior quarters are below the quarterly hurdle rate.

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

For the year ended December 31, 2019, we would have incurred no incentive fees related to ordinary income under the old calculation.

For the year ended December 31, 2018, we incurred $0.0 million, net of incentive fees waived of $1.7 million, of incentive fees related to ordinary income under the old calculation.  These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, these fees were booked as an expenses for the period.

For the year ended December 31, 2017, we incurred $2.4 million, net of incentive fees waived of $0.8 million, of incentive fees related to ordinary income.

The following is a graphical representation of the calculation of the income-related portion of the incentive fee:

Quarterly Incentive Fee Based on Net Investment Income

Pre-incentive fee net investment income (expressed as a percentage of the value of net assets)

Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a quarter where we incur a loss, subject to the total return requirement and deferral of non-cash amounts. For example, if we receive pre-incentive fee net investment income in excess of the quarterly minimum hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that quarter due to realized and unrealized capital losses. Our net investment income used to calculate this component of the incentive fee is also included in the amount of our gross assets used to calculate the 1% base management fee. These calculations will be appropriately prorated for any period of less than three months and adjusted for any share issuances or repurchases during the current quarter.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year.  The calculation of the capital gains incentive fee has not been modified.  The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the relevant investment management agreement as of December 31, 2019 and December 31, 2018.

Payment of our expenses

All investment professionals and staff of FEAC, when and to the extent engaged in providing investment advisory and management services to us; and the compensation and routine overhead expenses of such personnel allocable to such services (including health insurance, 401(k) plan benefits, payroll taxes and other compensation related matters), are provided and paid for by FEAC. We bear all other costs and expenses of our operations and transactions, including those relating to:

•	our organization;
•	calculating our net asset value and net asset value per share (including the cost and expenses of any independent valuation firm);
•

expenses, including travel-related expenses, incurred by FEAC or payable to third parties in originating investments for the portfolio, performing due diligence on prospective portfolio companies, monitoring our investments and, if necessary, enforcing our rights;

•	interest payable on debt, if any, incurred to finance our investments;
•	the costs of future offerings of common shares and other securities, if any;
•	the base management fee and any incentive management fee;
•	distributions on our shares;
•	Administrator Expenses payable under our administration agreement;
•	transfer agent and custody fees and expenses;
•	the allocated costs incurred by FEAC as our administrator in providing managerial assistance to those portfolio companies that request it;
•	amounts payable to third parties relating to, or associated with, evaluating, making and disposing of investments;
•	brokerage fees and commissions;

•	registration fees;
•	listing fees;
•	taxes;
•	independent director fees and expenses;
•	costs of preparing and filing reports or other documents with the SEC;
•	the costs of any reports, proxy statements or other notices to our stockholders, including printing costs;
•	costs of holding stockholder meetings;
•	our fidelity bond;
•	directors and officers/errors and omissions liability insurance, and any other insurance premiums;
•	litigation, indemnification and other non-recurring or extraordinary expenses;
•	direct costs and expenses of administration and operation, including audit and legal costs;
•	fees and expenses associated with marketing efforts, including to investors, sponsors and other origination sources;
•	dues, fees and charges of any trade association of which we are a member; and
•

all other expenses reasonably incurred by us or FEAC in connection with administering our business, such as the allocable portion of overhead under our administration agreement, including rent and other allocable portions of the cost of certain of our officers and their respective staffs.

We reimburse FEAC for a portion of the costs and expenses incurred by FEAC for office space rental, office equipment and utilities deemed allocable to the performance by FEAC of its duties under the interim investment management agreement, as well as any costs and expenses incurred by FEAC relating to any non-investment advisory, administrative or operating services provided by FEAC to us or in the form of managerial assistance to portfolio companies that request it.

FEAC may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse FEAC for such amounts paid on our behalf.

Limitation of liability and indemnification

The interim investment management agreement provides that FEAC and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the investment management agreement. The investment management agreement also provides for indemnification by us of FEAC’s directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and termination

The interim investment management agreement was approved by our board of directors on January 28, 2020, as described further below under “Business—Board Approval of the Investment Advisory Agreement.” It  will remain in place until June 29, 2020, unless the Company receives stockholder approval of the new investment management agreement prior to the termination date or exemptive relief is sought and obtained from the SEC to extend the term of the interim investment management agreement or permit the entrance into an additional interim investment management agreement. Upon receipt of stockholder approval, the interim investment management agreement will terminate immediately and the new investment management agreement will go into effect. See Item 1A “Risk Factors—Risks relating to our business—.” We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Board Approval of the Interim Investment Advisory Agreement

At a meeting the board of directors held on January 28, 2020 the board of directors unanimously voted to approve the interim investment management agreement. At the meeting the Board, including all of the Independent Directors, unanimously approved the interim investment management agreement. [The independent directors met separately with independent counsel in connection with their review of the interim investment management agreement and the Transaction.] In reaching its decision to approve the interim investment management agreement, the board of directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by the Advisor at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the interim investment management agreement, the board of directors considered, among other things the following factors related to the Proposal:

•	the nature, quality and extent of the advisory and other services to be provided to us by the Advisor;

•	the investment performance of the Company;

•	our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;

•	any existing and potential sources of indirect income to the Advisor from its relationship with us and the profitability of that relationship, including through the investment advisory agreement;

•	the possible economies of scale that would be realized due to the Company’s growth and whether fee levels reflect such economies of scale for the benefit of investors; and

•	whether consummation of the Transaction would have any impact on the above considerations.

The board of directors also noted that the interim investment management agreement would retain the existing fee structure under the prior amended and restated investment management agreement and that no terms would change in the interim investment management agreement other than the date and certain factual information, such as the name and address of the Advisor.

Administration Agreement

We have entered into an administration agreement with FEAC, which we refer to as the “administration agreement,” under which the Administrator provides administrative services to us. For providing these services, facilities and personnel, we reimburse the Administrator for our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

The Administrator may pay amounts owed by us to third-party providers of goods or services. We will subsequently reimburse the Administrator for such amounts paid on our behalf.

Additionally, at our request, the Administrator provides on our behalf significant managerial assistance to our portfolio companies to which we are required to provide such assistance.

License Agreement

We and FEAC have entered into a license agreement with Thomas H. Lee Partners, L.P. (“THL Partners”) under which THL Partners has granted to us and FEAC a non-exclusive, personal, revocable worldwide non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with our respective businesses. This license agreement is royalty-free, which means we are not charged a fee for our use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to us or FEAC by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either us or FEAC by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either us or FEAC at our or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, we and FEAC must cease to use the name and mark THL, including any use in our respective legal names, filings, listings and other uses that may require us to withdraw or replace our names and marks. Other than with respect to the limited rights contained in the license agreement, we and FEAC have no right to use, or other rights in respect of, the THL name and mark. We are an entity operated independently from THL Partners, and third parties who deal with us have no recourse against THL Partners

Staffing

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor or its wholly owned subsidiary, First Eagle Alternative Credit SLS, LLC (“SLS”). Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by either the Advisor or SLS. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse the Advisor, in its capacity as our Administrator, for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to certain CLOs as well as THL Credit Senior Loan Fund (NYSE: TSLF) and Eagle Growth and Income Opportunities Fund (NYSE: EGIF), both closed-end funds. In addition, we expect our officers to serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor.

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

As a BDC, we are required to meet a certain coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future. Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset cover ratio of 150%. Such asset coverage ratio became effective on June 15, 2019. We may be able to increase our leverage up to an amount that reduces our asset coverage ratio to 150% once we amend the Revolving Facility (as defined in Note 7), which would require our lender consent. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

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

Qualifying assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. The principal categories of qualifying assets relevant to our business are the following:

•

Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:

▪	is organized under the laws of, and has its principal place of business in, the United States;
▪

is not an investment company (other than a small business investment company substantially owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

▪	satisfies either of the following:
•	has a market capitalization of less than $250 million or does not have any class of securities listed on a national securities exchange; or
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

Senior securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A “Risk Factors—Risks related to our operations as a BDC.”

Exclusion from CFTC Regulation

Rule 4.5 of the Commodity Futures Trading Commission (“CFTC”) permits investment advisers to BDCs to claim an exclusion from the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) with respect to a fund, provided certain requirements are met. In order to permit our Advisor to claim this exclusion with respect to us, we must limit our transactions in certain futures, options on futures and swaps deemed “commodity interests” under CFTC rules (excluding transactions entered into for “bona fide hedging purposes,” as defined under CFTC regulations) such that either: (i) the aggregate initial margin and premiums required to establish such futures, options on futures and swaps do not exceed 5% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions; or (ii) the aggregate net notional value of such futures, options on futures and swaps does not exceed 100% of the liquidation value of our portfolio, after taking into account unrealized profits and losses on such positions. In addition to meeting one of the foregoing trading limitations, we may not market our self as a commodity pool or otherwise as a vehicle for trading in the futures, options or swaps markets. Accordingly, we are not subject to regulation under the CEA or otherwise regulated by the CFTC. If the Advisor was unable to claim the exclusion with respect to us, the Advisor would become subject to registration and regulation as a commodity pool operator, which would subject the Advisor and us to additional registration and regulatory requirements and increased operating expenses.

Proxy voting policies and procedures

We have delegated our proxy voting responsibility to FEAC. The Proxy Voting Policies and Procedures of FEAC are set forth below. The guidelines are reviewed periodically by FEAC and our independent directors, and, accordingly, are subject to change.

Introduction

FEAC is registered as an investment adviser under the Advisers Act. As an investment adviser registered under the Advisers Act, FEAC has fiduciary duties to us. As part of this duty, FEAC recognizes that it must vote client securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our stockholders. FEAC’s Proxy Voting Policies and Procedures have been formulated to ensure decision-making consistent with these fiduciary duties.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

Proxy policies

FEAC evaluates routine proxy matters, such as proxy proposals, amendments or resolutions on a case-by-case basis. Routine matters are typically proposed by management and FEAC will normally support such matters so long as they do not measurably change the structure, management control, or operation of the corporation and are consistent with industry standards as well as the corporate laws of the state of incorporation.

FEAC also evaluates non-routine matters on a case-by-case basis. Non-routine proposals concerning social issues are typically proposed by stockholders who believe that the corporation’s internally adopted policies are ill-advised or misguided. If FEAC has determined that management is generally socially responsible, FEAC will generally vote against these types of non-routine proposals. Non-routine proposals, to the extent they occur, concerning financial or corporate issues are usually offered by management and seek to change a corporation’s legal, business or financial structure. FEAC will generally vote in favor of such proposals provided the position of current stockholders is preserved or enhanced. Non-routine proposals concerning stockholder rights are made regularly by both management and stockholders. They can be generalized as involving issues that transfer or realign board or stockholder voting power. FEAC typically would oppose any proposal aimed solely at thwarting potential takeovers by requiring, for example, super-majority approval. At the same time, FEAC believes stability and continuity promote profitability. FEAC’s guidelines in this area seek a middle road and individual proposals will be carefully assessed in the context of their particular circumstances.

If a vote may involve a material conflict of interest, prior to approving such vote, FEAC must consult with its chief compliance officer to determine whether the potential conflict is material and if so, the appropriate method to resolve such conflict. If the conflict is determined not to be material, FEAC’s employees shall vote the proxy in accordance with FEAC’s proxy voting policy.

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

We and FEAC have adopted and implemented written policies and procedures reasonably designed to prevent violation of the federal securities laws, and will review these policies and procedures annually for their adequacy and the effectiveness of their implementation. We and FEAC have designated a chief compliance officer to be responsible for administering the policies and procedures.

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
▪

at least 50% of the value of our assets consists of cash, cash equivalents, U.S. Government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and

▪

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

Our ability to achieve our investment objective depends on our ability to acquire suitable investments and monitor and administer those investments, which depends, in turn, on FEAC’s ability to identify, invest in and monitor companies that meet our investment criteria.

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at THL Credit and with the other THL Credit funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FEAC will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

In addition, as we grow, FEAC may open up new offices in new geographic regions that may increase our direct operating expenses without corresponding revenue growth.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. [See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies – Valuation of Portfolio Investments.”] The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain they may fluctuate over short periods of time and may be based on estimates. Further, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As of December 31, 2019, there was $190.0 million of commitments under our revolving credit agreement, or Revolving Facility, of which $66.2 million was funded.

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

As a BDC, as defined in the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2019, there was $66.2 million of borrowings outstanding under the Revolving Facility and $111.6 million outstanding on the Notes at a weighted average interest rate of 5.64% per annum. As of December 31, 2019, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowings at December 31, 2019 of $177.8 million at a weighted average interest rate of 5.64%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(17.26)%	(10.81)%	(4.37)%	2.07%	8.52%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of net assets attributable to THL Credit, Inc. at the beginning of the period ($295.7 million as of December 31, 2018) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($10.0 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($229.5 million) to determine the “corresponding return to common stockholders.”

This example is for illustrative purposes only, and actual interest rates on our Revolving Facility borrowing are likely to fluctuate. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Credit Facility” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital resources—Notes” for additional information about the Facilities and Notes.

We may default under the Revolving Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2019, all of our assets were pledged as collateral under the Revolving Facility. In the event we default under the Revolving Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

•

our ability to pay dividends on our common stock may be restricted if our asset coverage ratio, as currently provided in the 1940 Act, is not at least 150%, and any amounts used to service indebtedness or preferred stock would not be available for such dividends;

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
•

any custodial relationships associated with our use of leverage would conform to the requirements of the 1940 Act, and no creditor would have veto power over our investment policies, strategies, objectives or decisions except in an event of default or if our asset coverage was less than 150%.

Under the provisions of the 1940 Act, we are permitted, as a BDC, to issue senior securities only in amounts such that our asset coverage ratio equals at least 150% after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test and we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our senior securities at a time when such sales may be disadvantageous.

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

To the extent original issue discount or PIK interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.

Our investments may include original issue discount, or OID, instruments or instruments with PIK interest, which represents contractual interest added to a loan balance and due at the end of such loan’s term. To the extent OID or PIK interest constitute a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash. Such risks include:

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

The portion of the incentive fee that is attributable to deferred interest (sometimes referred to as payment in-kind interest, or PIK) will be paid to our Advisor, together with interest thereon from the date of deferral to the date of payment, only if and to the extent we actually receive such interest in cash, and any accrual thereof will be reversed if and to the extent such interest is reversed in connection with any write-off or similar treatment of the investment giving rise to any deferred interest accrual.

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

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors may make loans with interest rates that are lower than the rates we offer. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by FEAC. Although FEAC will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our stockholders.

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of FEAC, particularly the members of the investment committee of FEAC’s direct lending platform, or the Investment Committee Members. The Investment Committee Members and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These Investment Committee Members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the investment adviser’s senior management team. An Investment Committee Member could depart at any time for any reason, which we have no control over. The departure of any of the members of FEAC’s senior management or a significant number of the Investment Committee Members could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Our Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. In addition, we can offer no assurance that FEAC will remain our investment adviser or our administrator.

Our investment adviser has the right to resign on 60 days’ notice, and the interim investment management agreement has a limited term of 150 days, prior to which our stockholders will need to approve a new investment management agreement with our investment advisor. If our investment adviser resigns or our stockholders do not approve a new investment management prior to the termination of the interim investment management agreement, we may not be able to find a suitable replacement in a timely manner, resulting in a disruption in our operations that could adversely affect our business, financial condition and results of operations.

Our Advisor has the right, under our investment management agreement, to resign at any time upon not more than 60 days’ written notice, whether we have found a new replacement or not. If our investment adviser resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 60 days, or at all. Similarly, if our stockholders do not approve a new investment management agreement with our Advisor prior to the termination of the interim investment management agreement, the interim investment management agreement will terminate automatically by its terms and could not be extended, and an additional interim investment management agreement could not be entered into, without exemptive relief from the SEC. If we are unable to find a new investment advisor quickly, or obtain exemptive relief from the SEC, as the case may be, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and its affiliates. Even if we are able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our business, financial condition and results of operations.

Because we expect to distribute substantially all of our net investment income and net realized capital gains to our stockholders, we will need additional capital to finance our growth and such capital may not be available on favorable terms or at all.

We have elected to be taxed for federal income tax purposes as a RIC under Subchapter M of the Code. If we meet certain requirements, including source of income, asset diversification and distribution requirements, and if we continue to qualify as a BDC, we will continue to qualify for tax treatment as a RIC under the Code and will not have to pay corporate-level income taxes on income we distribute to our stockholders as dividends, allowing us to substantially reduce or eliminate our corporate-level income tax liability. As a BDC, we are generally required to meet a coverage ratio of total assets to total senior securities, which includes all of our borrowings and any preferred stock we may issue in the future, of at least 150% at the time we issue any debt or preferred stock. This requirement limits the amount that we may borrow. Because we will continue to need capital to grow our investment portfolio, this limitation may prevent us from incurring debt or preferred stock and require us to raise additional equity at a time when it may be disadvantageous to do so. We cannot assure you that debt and equity financing will be available to us on favorable terms, or at all, and debt financings may be restricted by the terms of any of our outstanding borrowings. In addition, as a BDC, we are generally not permitted to issue common stock priced below net asset value without stockholder approval. If additional funds are not available to us, we could be forced to curtail or cease new lending and investment activities, and our net asset value could decline.

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

Our investment adviser, its senior management and employees serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business. For example, FEAC serves as investment adviser to one or more private funds and registered closed-end funds. In addition, our officers may serve in similar capacities for one or more registered closed-end funds. Accordingly, these individuals may have obligations to investors in those entities or funds, the fulfillment of which might not be in our best interests or the best interests of our stockholders. In addition, certain of the personnel employed by our investment adviser or focused on our business may change in ways that are detrimental to our business. Any affiliated investment vehicle formed in the future and managed by FEAC or its affiliates may invest in asset classes similar to those targeted by us. As a result, FEAC may face conflicts in allocating investment opportunities between us and such other entities. Although FEAC will endeavor to allocate investment opportunities in a fair and equitable manner, it is possible that we may not be given the opportunity to participate in such investments. In certain circumstances, negotiated co-investments may be made only if we receive an order from the SEC permitting us to do so. The SEC has granted us the Order we sought in an exemptive application that expands our ability to co-invest in portfolio companies with Affiliated Funds and, subject to certain conditions, FEAC Proprietary Accounts in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with the conditions to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or FEAC Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57 (o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

Our base management fee may encourage our investment adviser to induce the Company to incur leverage.

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

Our incentive fee may encourage our investment adviser to make certain investments, including speculative investments.

The incentive fee payable by us to FEAC may create an incentive for FEAC to make investments on our behalf that are risky or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee payable to FEAC is determined, which is calculated separately in two components as a percentage of the interest and other ordinary income in excess of a quarterly minimum hurdle rate and as a percentage of the realized gain on invested capital, may encourage our FEAC to use leverage or take additional risk to increase the return on our investments. Under certain circumstances, the use of leverage may increase the likelihood of default, which would disfavor the holders of our common stock, or of securities convertible into our common stock or warrants representing rights to purchase our common stock or securities convertible into our common stock. In addition, FEAC receives the incentive fee based, in part, upon net capital gains realized on our investments. Unlike the portion of the incentive fee based on ordinary income, there is no minimum level of gain applicable to the portion of the incentive fee based on net capital gains. As a result, FEAC may have an incentive to invest more in investments that are likely to result in capital gains as compared to income producing securities or to advance or delay realizing a gain in order to enhance its incentive fee. This practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to certain of our debt investments and may accordingly result in a substantial increase of the amount of incentive fees payable to our investment adviser with respect to our pre-incentive fee net investment income.

We may invest, to the extent permitted by law, in the securities and instruments of other investment companies, including private funds, and, to the extent we so invest, we will bear our ratable share of any such investment company’s expenses, including management and performance fees. We will also remain obligated to pay management and incentive fees to FEAC with respect to the assets invested in the securities and instruments of other investment companies. With respect to each of these investments, each of our common stockholders will bear his or her share of the management and incentive fee of FEAC as well as indirectly bear the management and performance fees and other expenses of any investment companies in which we invest.

We may be obligated to pay our investment adviser incentive compensation payments even if we have incurred unrecovered cumulative losses from more than three years prior to such payments and may pay more than 17.5% (effective January 1, 2020) of our net capital gains as incentive compensation payments because we cannot recover payments made in previous years.

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 17.5% (effective January 1, 2020) of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 17.5% (effective January 1, 2020) of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid. See “Item1. Business - The Advisor—Investment Management Agreement.”

Our Advisor agreed to waive the receipt of all incentive fees accrued for the period commencing on January 1, 2019 and ending on December 31, 2019. Such waived incentive fees are subject to recoupment. For more detailed information about incentive fees payable to the Advisor under the terms of the Investment Management Agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—[Investment Management Agreement],” and Note 4 to our consolidated financial statements as of December 31, 2019.

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

We depend heavily upon computer systems to perform necessary business functions. Despite our implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins, “phishing” attempts or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, impersonation of authorized users, unauthorized access, system failures and disruptions. We do not control the cyber security plans and systems put in place by third-party service providers, and such third-party service providers may have limited indemnification obligations to us, the Advisor, stockholders and/or a portfolio company, each of which would be negatively impacted. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.

Many jurisdictions in which we or our portfolio companies operate have laws and regulations relating to data privacy, cyber security and protection of personal information, including the General Data Protection Regulation (“GDPR”) in the European Union that went into effect in May 2018 and the California Consumer Privacy Act (“CCPA”) that took effect in January 2020 and provides for enhanced consumer protections for California residents, a private right of action for data breaches and statutory fines for data breaches or other CCPA violations. If we fail to comply with the relevant laws and regulations, it could result in regulatory investigations and penalties, which could lead to negative publicity and may cause our fund investors and clients to lose confidence in the effectiveness of our security measures.

Risks Related To Our Investments

Our investments in prospective private and middle market portfolio companies are risky, and we could lose all or part of our investment.

Investment in private and middle market companies involves a number of significant risks. Generally, little public information exists about these companies, and we are required to rely on the ability of the Advisors’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments. Middle market companies may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees we may have obtained in connection with our investment. In addition, they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle market companies are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us. Middle market companies also generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next several years. As a result of this transition, interest rates on financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Further, any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our financial instruments tied to LIBOR rates. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated by short term repurchase agreements, backed by Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018. Whether or not SOFR attains market traction as a LIBOR replacement remains a question and the future of LIBOR at this time is uncertain. Any transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.

Upon LIBOR’s phase out, we will need to renegotiate the credit agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established. Any of such renegotiations may have a material adverse effect on our business, result of operations, financial condition, and share price, including as a result of changes in interest rates payable to us by our portfolio companies.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, volatility in risk-free benchmark rates, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

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

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of the portfolio company’s loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize the portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if a portfolio company goes bankrupt, even though we may have structured our investment as mezzanine debt, or senior secured debt, depending on the facts and circumstances, including the extent to which we actually provided significant “managerial assistance,” if any, to that portfolio company, a bankruptcy court might re-characterize our debt and subordinate all or a portion of our claim to that of other creditors. These events could harm our financial condition and operating results.

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made or received through restructuring direct equity investments or received warrants in connection with loans representing approximately 7.6% of the aggregate amortized cost basis of our portfolio as of December 31, 2019. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments in order to: (1) increase or maintain in whole or in part our equity ownership percentage; (2) exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; (3) attempt to preserve or enhance the value of our initial investment; or (4) to finance an acquisition or other material transaction. We have the discretion to make any follow-on investments, subject to the availability of capital resources. We may elect not to make follow-on investments or otherwise lack sufficient funds to make those investments. Our failure to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make such follow-on investment because we may not want to increase our concentration of risk, because we prefer other opportunities, because we are inhibited by compliance with BDC requirements or because we desire to maintain our tax status. In addition, our ability to make follow-on investments may also be limited by our Advisor’s allocation policy. We may also make follow on investments that exceed our target hold size because other co-investing funds may not have available capital.

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

The U.S. and global capital markets have historically experienced extreme volatility and disruption during the economic downturns, in particular the extended recession that began in mid-2007, and more recently the softening in the market in late 2018. Political events, such as U.S. impeachment proceedings and ongoing hostilities in the middle east, have also negatively impacted the market and future implications of such events still remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business, that of our portfolio companies and the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time or materially worsen in the future, including as a result of U.S. government shutdowns, further downgrades to the U.S. government’s sovereign credit rating, or the perceived credit worthiness of the United States or other large global economies. For example, the recent outbreak of the novel coronavirus, or COVID-19, in many countries continues to adversely impact global commercial activity, particularly in China, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving, and as cases of the virus have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel. Such actions are creating disruption in global supply chains, and adversely impacting a number of industries, such as transportation, hospitality and entertainment. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of the novel coronavirus. Nevertheless, the novel coronavirus presents material uncertainty and risk with respect to our and our portfolio companies and financial results. Unfavorable economic conditions, including future recessions, also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We may in the future have difficulty accessing debt and equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may cause us to reduce the volume of loans we originate and/or fund, adversely affect the value of our portfolio investments or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes to U.S. tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There has been ongoing discussion and commentary regarding further potential significant changes to U.S. trade policies, treaties and tariffs. Since 2018, the U.S. has imposed various tariffs on Chinese goods, and China has retaliated by placing tariffs on various U.S. goods. Both countries signed a phase one trade agreement in January 2020 halting further tariffs and increasing sales of U.S. goods to China. The agreement leaves in place most tariffs. It is unclear what the final outcome of the negotiations and agreements will result in. These prior tariffs have resulted in, and may continue to trigger, retaliatory actions by affected countries, including the imposition of tariffs on the U.S. by other countries. The current U.S. presidential administration, along with the U.S. Congress, has created significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity, restrict our portfolio companies' access to suppliers or customers, increase costs, decrease margins, reduce the competitiveness of products and services offered by current or future portfolio companies and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The United Kingdom’s decision to leave the European Union may create significant risks and uncertainty for global markets and our investments.

On January 31, 2020, the United Kingdom withdrew from the European Union (“Brexit”), with a transition period lasting until December 31, 2020. During the transition period, existing arrangements between the United Kingdom and the European Union will remain in place while the United Kingdom and the European Union seek to negotiate a free trade agreement that will govern the trading relationship between the United Kingdom and the European Union following the transition period. Brexit and related uncertainties has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. There is ongoing uncertainty regarding the terms of a free trade agreement, including whether an agreement will be reached by the end of the transition period, and the longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

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

Our business may in the future require a substantial amount of capital. We may acquire additional capital from the issuance of senior securities (including debt and preferred stock) or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. Additionally, we may only issue senior securities up to the maximum amount permitted by the 1940 Act. The 1940 Act permits us to issue senior securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such issuance or incurrence. If our assets decline in value and we fail to satisfy this test, we may be required to liquidate a portion of our investments and repay a portion of our indebtedness at a time when such sales or repayment may be disadvantageous, which could have a material adverse impact on our liquidity, financial condition and results of operations.

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

Additionally, if we do raise additional capital in one or more subsequent financings, until we are able to invest the net proceeds of such any financing in suitable investments, we will invest in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less, which we expect will earn yields lower than the interest, dividend or other income that we anticipate receiving in respect of investments in debt and equity securities of our target portfolio companies. As a result, our ability to pay dividends in the years of operation during which we have such net proceeds available to invest will be based on our ability to invest our capital in suitable portfolio companies in a timely manner. Further, the management fee payable to our investment adviser will not be reduced while our assets are invested in such temporary investments.

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

In December 2019, the Commodity Futures Trading Commission (“CFTC”) amended certain rules to require BDCs that trade “commodity interests” (as defined under CFTC rules) to a de minimis extent to file an electronic notice of exclusion to not be deemed a commodity pool operator pursuant to CFTC regulations. This exclusion allows BDCs that trade commodity interests to forgo regulation under the Commodity Exchange Act (“CEA”) and the CFTC. If our Advisor is unable to claim this exclusion with respect to us, and/or file annual renewals, the Advisor would become subject to registration and regulation as a commodity pool operator under the CEA, which would subject our Advisor and us to additional registration and regulatory requirements, along with increasing operating expenses which would have a material adverse effect on our business, results of operations or financial condition.

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2019, our net asset value per share was $7.64. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 4, 2020 was $6.06. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2019, we had $66.2 million outstanding under the Revolving Facility. The indebtedness under the Revolving Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

Our stockholders may experience dilution in their ownership percentage if they do not participate in our dividend reinvestment plan.

All distributions declared in cash payable to stockholders that are participants in our dividend reinvestment plan are automatically reinvested in shares of our common stock. As a result, our stockholders that do not participate in our dividend reinvestment plan may experience dilution in their ownership percentage of our common stock over time.

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

The indentures under which the Notes were issued offers limited protection to holders of the Notes. The terms of the indentures and the Notes do not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Notes. In particular, the terms of the indentures and the Notes do not place any restrictions on our or our subsidiaries’ ability to:

•

issue securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Notes with respect to the assets of our subsidiaries, in each case other than an incurrence of indebtedness or other obligation that would cause a violation of Section 18(a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC (these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings);

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

Any default under the agreements governing our indebtedness, including a default under the Revolving Facility or other indebtedness to which we may be a party that is not waived by the required lenders or holders, and the remedies sought by the holders of such indebtedness could make us unable to pay principal, premium, if any, and interest on the Notes and substantially decrease the market value of the Notes. If we are unable to generate sufficient cash flow and are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants, including financial and operating covenants, in the instruments governing our indebtedness, we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under the Revolving Facility or other debt we may incur in the future could elect to terminate their commitments, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to seek to obtain waivers from the required lenders under the Revolving Facility or other debt that we may incur in the future to avoid being in default. If we breach our covenants under the Revolving Facility or other debt and seek a waiver, we may not be able to obtain a waiver from the required lenders or holders. If this occurs, we would be in default under the Revolving Facility or other debt, the lenders or holders could exercise their rights as described above, and we could be forced into bankruptcy or liquidation. If we are unable to repay debt, lenders having secured obligations, including the lenders under the Revolving Facility, could proceed against the collateral securing the debt. Because the Revolving Facility have, and any future credit facilities will likely have, customary cross-default provisions, if the indebtedness under the Notes, the Revolving Facility or any future credit facility is accelerated, we may be unable to repay or finance the amounts due.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 100 Federal Street, 31st Floor, Boston, MA 02110. THL Credit Advisors furnishes us office space and we reimburse it for such costs on an allocated basis.

Item 3.	Legal proceedings

As of December 31, 2019, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “TCRD.”

As of March 4, 2020, we had 2 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index Total Return and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2019. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P BDC Index Total Return and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Sales of unregistered securities

There were no dividends reinvested during the years ended December 31, 2019 and December 31, 2018 under the dividend reinvestment plan. There was $0.003 million of dividends reinvested during the year ended December 31, 2017.

Issuer purchases of equity securities

During the quarter ended December 31, 2019, we purchased 565,752 shares at a weighted average price per share of $6.81, inclusive of commissions. This represents a discount of approximately 18.57% to average net asset value per share for the quarter ended December 31, 2019. The following table presents information with respect to our purchases of our common stock during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
October 1, 2019 through October 31, 2019 (1)	290,541	$6.84	290,541	$1,422,908
November 1, 2019 through November 30, 2019 (1)	207,469	$6.86	207,469	$7
December 1, 2019 through December 31, 2019 (2)	67,742	$6.52	67,742	$9,558,203
	565,752	$6.81	565,752

(1) On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019.

(2)  On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2019 and 2018. There was $0.003 million of dividends reinvested for the year ended December 31, 2017 .

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

The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2019 and 2018 were $0.3 million and $0.3 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2019, the percentage of 2019 income estimated as qualified interest income for tax purposes was 79.3%.

Item 6.	Selected Financial Data

The following selected financial data should be read together with our consolidated financial statements and the related notes and the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” which is included elsewhere in this annual report on Form 10-K. Financial information is presented for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 in thousands, except for per share data. The Consolidated Statements of Operations, Per share, and the Consolidated Statement of Assets and Liabilities data for the years ending 2019, 2018, 2017, 2016 and 2015 has been derived from our consolidated financial statements that were audited by PricewaterhouseCoopers LLP, our independent registered public accounting firm. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below for more information.

	For the years ended
	2019	2018	2017	2016	2015
Statement of Operations data:
Total investment income	$52,494	$66,942	$78,773	$84,585	$94,195
Incentive fees	(109)	1,696	3,185	4,461	11,894
Base management fees	6,043	9,006	10,389	10,998	11,825
All other expenses	19,302	22,802	26,128	24,271	23,147
Incentive fee waiver	—	(1,741)	(811)	—	—
Management fee waiver	(525)	—	—	—	—
Income tax provision (benefit) and excise tax	418	355	168	155	(243)
Net investment income	27,365	34,824	39,714	44,700	47,572
Net realized (loss) gain on investments	(39,735)	(32,565)	(17,307)	(38,849)	190
Net change in unrealized appreciation (depreciation) on investments	(12,494)	(11,871)	(31,606)	11,141	(17,875)
Net change in unrealized appreciation (depreciation) attributable to non-controlling interests	—	(703)	(13)	140	—
Provision for taxes on realized gain on investments	—	—	(842)	—	(8)
Benefit (provision) for taxes on unrealized gain on investments	254	(284)	2,146	137	(1,226)
Interest rate derivative periodic interest payments, net	—	—	(46)	(276)	(443)
Net change in unrealized appreciation (depreciation) on interest rate derivative	—	—	50	156	7
Net (decrease) increase in net assets resulting from operations	(24,610)	(10,599)	(7,904)	17,149	28,217

Per share data:
Net asset value per common share attributable to THL Credit, Inc. at year end	$7.64	$9.15	$10.51	$11.82	$12.58
Market price at year end	6.31	6.08	9.05	10.01	10.70
Net investment income	0.87	1.07	1.21	1.35	1.41
Net realized (loss) gain on investments	(1.27)	(1.00)	(0.53)	(1.17)	0.01
Provision for taxes on realized gain on investments	—	—	(0.03)	—	—
Net change in unrealized appreciation (depreciation) on investments	(0.40)	(0.38)	(0.96)	0.33	(0.53)
(Provision) benefit for taxes on unrealized gain on investments	0.01	(0.01)	0.07	0.01	(0.04)
Interest rate derivative periodic interest payments, net	—	—	—	(0.01)	(0.01)
Net (decrease) increase in net assets resulting from operations attributable to THL Credit, Inc.	(0.79)	(0.32)	(0.24)	0.51	0.84

Distributions declared	0.84	1.08	1.08	1.29	1.36

Consolidated Statement of Assets and Liabilities data at period end:
Total investments at fair value	$384,125	$493,653	$608,691	$669,203	$754,163
Cash	5,890	6,860	3,617	6,376	3,850
Other assets	21,883	17,938	15,376	15,825	18,371
Total assets	411,898	518,451	627,684	691,404	776,384
Loans payable, net	66,161	107,657	167,317	181,655	258,651
Notes payable, net	108,866	108,067	107,015	106,347	85,000
Other liabilities	7,416	7,046	9,323	13,582	13,834
Total liabilities	182,443	222,770	283,655	301,584	357,485
Total net assets attributable to THL Credit, Inc.	229,455	295,681	343,327	389,105	418,899
Net assets attributable to non-controlling interest	—	—	702	715	—
Total net assets	229,455	295,681	344,029	389,820	418,899
Other data:
Weighted average annual yield on debt and income-producing investments (1) (2)	8.2%	10.4%	10.1%	10.9%	11.2%
Weighted average annual yield on debt and income-producing investments including Logan JV (2)	8.7%	10.7%	10.7%	11.2%	11.3%
Number of portfolio investments at year end	52	42	47	47	55

(1)	Excludes yield on the Logan JV.
(2)

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

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Provision for taxes (benefit) on unrealized gain on investments		Net Increase (Decrease) In Net Assets From Operations
		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2019	$10,148	$0.32	$4,938	$0.16	$(14,468)	$(0.46)	$(5,834)	$(0.19)	$(81)	$—	$(15,445)	$(0.49)
September 30, 2019	12,793	0.41	6,872	0.22	1,237	0.04	(7,862)	(0.25)	64	—	311	0.01
June 30, 2019	15,362	0.49	8,851	0.28	5,382	0.17	(24,067)	(0.77)	164	0.01	(9,670)	(0.31)
March 31, 2019	14,191	0.44	6,704	0.21	(4,645)	(0.15)	(1,972)	(0.06)	107	—	194	0.00

Quarter Ended	Investment Income		Net Investment Income		Net Change in Unrealized Appreciation (Depreciation) on Investments		Net Realized Gain (Loss) on Investments, net of taxes		Provision for taxes (benefit) on unrealized gain on investments		Net Increase (Decrease) In Net Assets From Operations
		Per		Per		Per		Per		Per		Per
	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share	Total	Share
December 31, 2018	$15,819	$0.49	$7,325	$0.23	$(36,690)	$(1.13)	$6,172	$0.19	$61	$—	$(23,132)	$(0.71)
September 30, 2018	16,078	0.50	8,573	0.27	(3,444)	(0.10)	(284)	(0.01)	(192)	(0.01)	4,653	0.15
June 30, 2018	18,357	0.57	10,099	0.31	16,897	0.52	(25,336)	(0.78)	(121)	—	1,539	0.05
March 31, 2018	16,688	0.51	8,827	0.26	10,663	0.33	(13,117)	(0.40)	(32)	—	6,341	0.19

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2019, we, together with our credit-focused affiliates, collectively had $17.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2019, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.2 billion in aggregate commitments into 128 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2019, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. We alone have received $1.5 billion of gross proceeds from the realization of our investments during this same time period. As of December 31, 2019, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $189.6 million, or 126.4% of committed capital, and $205.8 million, 110.1% of the committed capital, respectively.

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

Portfolio Composition

As of December 31, 2019, we had $384.1 million of portfolio investments (at fair value), which represents a $109.6 million, or 22.2% decrease from the $493.7 million (at fair value) as of December 31, 2018. Our portfolio consisted of 52 investments, including Greenway and Greenway II as of December 31, 2019, compared to 42 portfolio investments, including Greenway and Greenway II, as of December 31, 2018. The decrease in fair value of our portfolio is largely attributed to portfolio contraction (as measured by total dollars invested). As of December 31, 2019, we had $141.9 million of controlled portfolio investments (at fair value) in four portfolio companies, which represents a $25.8 million, or 15.4% decrease from $167.7 million (at fair value) as of December 31, 2018 in five portfolio companies. The decrease in controlled portfolio companies was largely the result of a realization of Copperweld Bimetallics, LLC. Our average controlling equity position at December 31, 2019 was approximately $44.7 million and $35.5 million at cost and fair value, respectively. Our average controlling equity position at December 31, 2018 was approximately $36.3 million and $33.5 million at cost and fair value, respectively. Our investment in THL Credit Logan JV LLC (the “Logan JV”) represented 21.7% and 17.2% of our portfolio investments as of December 31, 2019 and December 31, 2018, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$97.1	$83.4	$92.4	$84.8
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	23.1	20.9	34.0	26.6
Average portfolio company investment	8.5	7.4	12.8	11.8
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	6.7	6.2	11.7	10.6
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	91.1	66.4	95.4	89.7

At December 31, 2019, based upon fair value, 100.0% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR. At December 31, 2018, 96.5% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR and CDOR, and 3.5% bore interest at fixed rates.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2019	December 31, 2018
First lien senior secured debt (1)	8.0%	10.1%
Second lien debt	12.8%	12.7%
Subordinated debt	—	16.5%
Income-producing equity securities (2)	0.0%	9.6%
Debt and income-producing investments (1)(3)	8.2%	10.4%
Logan JV (4)	10.5%	12.0%
All investments including Logan JV (1)(4)	8.7%	10.7%

(1)	Includes all loans on non-accrual status.
(2)

Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule. At December 31, 2019, there is one debt-like income-producing security which we do not expect to collect stated income on.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of December 31, 2019 and December 31, 2018, the dividend income portion of distributions declared and earned of $9.8 million and $9.8 million for the years ended December 31, 2019 and December 31, 2018, respectively, represented a yield to us of 10.5% and 12.0%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2019 and 2018, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2019 and 2018, 1.7% and 1.9% of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2020 and beyond. No assurance can be given that we will be successful in achieving this target.

In evaluating our portfolio performance, among other factors, we consider portfolio companies’ adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and leverage as an investment metric. As of December 31, 2019 and 2018, portfolio investments, in which we have debt investments, had a median EBITDA of approximately $16.0 million and $9.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2019 and 2018, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.6 times and 4.8 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in the companies not owned by a private equity sponsor, or unsponsored investments to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2019, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three are performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment has an Investment Score of 3. As of December 31, 2018, our portfolio of unsponsored debt investments included four investments. Three were performing at or above our expectations and had an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of December 31, 2019, we have closed portfolio investments with 71 different sponsors since inception. As of December 31, 2018, we had closed portfolio investments with 67 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of December 31, 2019			As of December 31, 2018
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$272.9	$241.4	80.3%	$371.8	$329.5	80.6%
Unsponsored Investments (1)	72.3	59.3	19.7%	75.5	79.4	19.4%
Total	$345.2	$300.7	100.0%	$447.3	$408.9	100.0%

(1)	Excludes Greenway, Greenway II, Logan JV.

The following table summarizes the amortized cost and fair value of investments by type as of December 31, 2019 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$295.8	66.9%	$263.6	68.7%
Investment in Logan JV	97.1	22.0%	83.4	21.7%
Equity investments	33.8	7.6%	21.5	5.6%
Second lien debt	11.9	2.7%	12.0	3.1%
Investments in funds	3.4	0.8%	3.6	0.9%
Warrants	0.2	0.0%	-	0.0%
Total investments	$442.2	100.0%	$384.1	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for: 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of December 31, 2019 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07; these assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments by type as of December 31, 2018 (in millions).

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2019 and December 31, 2018 (in millions):

	Year Ended December 31, 2019
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2019	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$5.2	$2.6	$(0.1)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	—	0.5	—	—	—
676.93 shares of preferred stock	—	0.4	—	(0.5)	0.5
609,230 shares of common stock	—	1.8	—	(6.3)	15.9
Loadmaster Derrick & Equipment, Inc. (4)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	0.7	—	(0.9)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	7.6	—	1.2	—	—
12,130.51 shares of common stock	—	—	—	—	—
2,955.60 shares of preferred stock	—	—	—	—	—
OEM Group, LLC (5)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	13.8	2.3	(6.0)	—	—
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	6.6	1.1	(2.8)	—	—
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	14.6	1.2	—	—	—
10,000 shares of common stock	—	—	(1.7)	—	—
THL Credit Logan JV LLC (6)
80% economic interest	83.4	9.8	(6.1)	—	—
Total Control Investments	$141.9	$19.7	$(16.4)	$(6.8)	$16.4
Affiliate Investments
THL Credit Greenway Fund LLC (7)
Investment in fund	—	0.1	—	—	—
THL Credit Greenway Fund LLC (7)
Investment in fund	—	0.4	—	—	—
Charming Charlie LLC (8)
Charming Charlie LLC 12.3% (LIBOR+10%)(7.3% Cash and 5.0% PIK) due 4/23/2023	—	—	—	5.2	(11.1)
Charming Charlie LLC 12.3% (LIBOR+10%)(3.3% Cash and 9.0% PIK) due 4/23/2023	—	—	—	8.0	(13.6)
Charming Charlie LLC 20% cash due 5/15/2019	—	0.1	—	—	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan	—	—	—	—	—
Charming Charlie LLC	—	—	—	(0.5)	—
Total Affiliate Investments	$—	$0.6	$—	$12.7	$(24.7)
Total Controlled and Affiliated Investments	$141.9	$20.3	$(16.4)	$5.9	$(8.3)

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2019 and 2018. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories

(3)

On October 5, 2016, we restructured our investment in Copperweld Bimetallics LLC, or Copperweld. As part of the      restructuring, we exchanged the cost basis of our secured term loan totaling $19.3 million, for a debt-like preferred equity position of $3.4 million and a controlled equity position of an affiliate of Copperweld valued at $9.0 million, with $5.4 million remaining as a secured term loan. On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million and expect an additional $1.7 million in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019.

(4)

In December 2016, we exercised our warrants in connection with an acquisition of common stock from the sponsor and company management to take a controlling interest in Loadmaster Derrick Equipment, Inc.

(5)

On March 17, 2016, as part of a restructuring of OEM Group, the cost basis of our first lien senior loans totaling $33.2 million was converted to a new first lien senior secured term loan of $18.7 million and a controlling equity interest, valued at $8.3 million.

(6)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, we invest in Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from both Perspecta and us.

(7)

Income includes certain fees related to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

(8)

In January 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of its Pre-petition Term Loan into a DIP Roll-up Term Loan. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (us and other funds managed by our Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie from Investments, at fair value and reflected $3.1 million of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of December 31, 2019.

	Year Ended December 31, 2018
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2018	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$5.3	$1.8	$(2.4)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	5.4	0.7	—	—	—
676.93 shares of preferred stock	4.0	0.5	—	—	—
609,230 shares of common stock	15.2	0.7	6.0	—	—
Loadmaster Derrick & Equipment, Inc. (4)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	1.7	—	(2.1)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	5.0	0.1	—	—	—
12,130.51 shares of preferred stock	—	—	—	—	—
2,955.60 shares of common stock	—	—	—	—	—
OEM Group, LLC (5)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	19.1	2.2	—	—	—
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	9.1	1.0	—	—	—
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	6.4	0.3	0.2	—	—
10,000 shares of common stock	1.7	—	(8.5)	—	—
Logan JV (6)
80% economic interest	84.8	9.9	(6.0)	—	—
Tri Starr Management Services, Inc. (7)
LIFO first lien senior secured revolving loan 9.0% (ABR+3.8%) due 9/30/2018	—	—	—	—	—
Non LIFO first lien senior secured revolving loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	0.1	—	—	—
Tranche 1-A first lien senior secured term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	—	—	—	—
Tranche 1-B first lien senior secured term loan 7.0% (LIBOR + 4.8%) cash due 9/30/2018	—	0.3	—	(0.2)	—
Tranche 2 first lien senior secured term loan 10% PIK due 9/30/2018	—	0.2	—	(0.2)	0.1
Tranche 3 first lien senior secured term loan 10% PIK due 9/30/2018	—	—	—	(0.2)	0.4
Tranche 4 first lien senior secured term loan 5% PIK due 9/30/2018	—	—	—	1.1	(1.2)
716.772 shares of common stock	—	0.1	—	(3.8)	6.1
Total Control Investments	$167.7	$17.9	$(12.8)	$(3.3)	$5.4
Affiliate Investments
THL Credit Greenway Fund LLC (8)
Investment in fund	—	0.1	—	—	—
THL Credit Greenway Fund LLC (8)
Investment in fund	—	0.8	—	—	—
Charming Charlie LLC (9)
Charming Charlie LLC 12.3% (LIBOR+10%)(7.3% Cash and 5.0% PIK) due 4/23/2023	5.7	0.8	(5.2)	—	—
Charming Charlie LLC 12.3% (LIBOR+10%)(3.3% Cash and 9.0% PIK) due 4/23/2023	5.6	0.8	(8.0)	—	—
Charming Charlie LLC 20% cash due 5/15/2019	0.7	—	—	—	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan	—	0.2	—	—	—
Charming Charlie LLC	0.5	—	0.5	—	—
Total Affiliate Investments	$12.5	$2.7	$(12.7)	$—	$—

Total Controlled and Affiliated Investments	$180.2	$20.6	$(25.5)	$(3.3)	$5.4

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2018. Common stock and preferred stock, in some cases, are generally non-income producing.

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

(6)

Together with Perspecta, an affiliate of Perspecta Trust LLC, we invest in Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from both Perspecta and us.

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

(9)

In January 2018, our commitment in the DIP facilities allowed us to convert $17.9 million of principal of our Pre-petition Term Loan into a DIP Roll-up Term Loan. As part of this conversion and in accordance with debt extinguishment rules under GAAP, we recorded a realized loss of $8.4 million, which was offset by a corresponding change in unrealized appreciation in the same amount. Subsequently, on April 24, 2018, Charming Charlie LLC emerged from Chapter 11 bankruptcy proceedings whereby we converted our DIP facilities, Pre-petition Term Loan and DIP Roll-up Term Loan into two new exit first lien term loans and a non-controlling common equity interest (us and other funds managed by our Advisor collectively have a controlling equity interest in Charming Charlie, LLC). On the same date, we funded $0.9 million of the remaining unfunded commitments under our DIP facilities and used an additional $2.2 million to purchase another lender's existing DIP revolving credit facility, all of which converted to the exit first lien term loans. As a result of these transactions, our debt investment in Charming Charlie is comprised of $24.6 million in the exit first lien term loans. In addition, we provided $8.9 million of commitments under a vendor financing facility, which was subsequently reduced to $8.3 million with $0.7 million funded into a first lien term loan. As part of this conversion and in accordance with GAAP, we recorded a realized loss of $3.1 million for the year ended December 31, 2018.

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2019 and 2018 (in millions).

	Year ended December 31,
	2019	2018
New portfolio investments	$87.1	$65.6
Existing portfolio investments:
Follow-on investments (1) (2)	42.9	40.8
Delayed draw and revolver investments (1)	16.3	15.9
Total existing portfolio investments	59.2	56.7
Total portfolio investment activity	$146.3	$122.3
Number of new portfolio investments	22	9
Number of follow-on investments	18	12
First lien senior secured debt	$138.1	$95.9
Investment in Logan JV	8.0	25.6
Equity investments	0.2	0.8
Total portfolio investments	$146.3	$122.3
Weighted average yield of new debt investments	8.9%	8.6%
Weighted average yield, including all new income-producing investments	9.0%	9.3%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail beginning on page 192 of this report for additional detail.
(2)	Includes follow-on investments in Logan JV.

For the years ended December 31, 2019 and 2018, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $193.9 million and $190.1 million, respectively. Please refer to “Results of Operations - Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2019

•

Repayment of a second lien senior secured term loan in connection with a sale of the controlling common and preferred equity in Copperweld Bimetallics, LLC with total proceeds received of $32.5 million and additional escrow receivable accrual of $1.7 million;

•	Repayment of a first lien senior secured term loan in Hart Intercivic, Inc. at par, which resulted in proceeds received of $24.7 million;
•	Repayment of a first lien senior secured term loan in Virtus Pharmaceuticals, LLC at par, which resulted in proceeds received of $24.0 million;
•

Repayment of the first lien senior secured term loans in LAI International, Inc., which resulted in proceeds received of $19.7 million and an additional $1.2 million in expected proceeds reflected as a receivable;

•	Repayment of a first lien senior secured term loan in Anexinet Corp, which resulted in proceeds received of $16.5 million, including a prepayment premium of $0.2 million;
•	Repayment of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds received of $15.4 million, including a $0.2 million prepayment premium;

•	Repayment of a first lien senior secured term and revolving loans in Sciens Building Solutions LLC at par, which resulted in total proceeds received of $11.0 million;
•	Repayment of a second lien term loan in MB Medical Operations LLC at par, which resulted in proceeds received of $9.0 million;
•	Sale of a first lien senior secured term loan in Alex Toys, LLC with proceeds received of $7.7 million;
•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million;
•	Sale of a subordinated term loan in Martex Fiber Southern Corp., which resulted in proceeds of $4.3 million received in January 2020, and
•	Repayment of a first lien senior secured term loan in Dataonline Corp. at par, which resulted in proceeds received of $2.7 million.

For the year ended December 31, 2018

•	Repayment of a subordinated term loan and realization of preferred equity interest in A10 Capital, LLC, which resulted in proceeds of $26.6 million, including a prepayment premium of $0.3 million;
•	Partial repayment of a first lien senior secured term loan in Alex Toys, LLC, which resulted in proceeds of $15.0 million;
•	Repayment of a first lien senior secured term loan in The John Gore Organization, Inc., which resulted in proceeds of $13.8 million, including a prepayment premium of $0.1 million;
•

Sale of our first lien senior secured term loans and controlling equity investment in Tri Starr Management Services Inc., which resulted in proceeds received of $13.5 million and $1.9 million recorded as an initial escrow receivable, at the time of sale. Total proceeds included a realized gain of $5.5 million;

•	Repayment of a senior secured term loan and senior secured delayed draw term loan in BeneSys Inc., which resulted in proceeds of $11.1 million;
•	Repayment of a first lien senior secured term loan and the sale of common equity in Constructive Media, LLC, which resulted in proceeds received of $10.9 million, including $0.4 million realized gain;
•	Repayment of a first lien senior secured term loan in Dodge Data & Analytics LLC, which resulted in proceeds of $10.2 million;
•	Sale of Tax Receivable Agreement “TRA” investment in Duff & Phelps Corporation, which resulted in proceeds received of $9.8 million, including $0.8 million realized gain;
•	Partial sale of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds of $7.7 million;
•	Partial repayment of a first lien senior secured term loan in Home Partners of America, Inc., which resulted in proceeds of $5.9 million;
•	Repayment of a first lien senior secured term loan and revolver in Togetherwork Holdings, LLC, which resulted in proceeds of $5.7 million, including a prepayment premium of $0.1 million;
•	Repayment of a second lien term loan in Gold, Inc., which resulted in proceeds of $5.2 million;
•

Sale of a first lien senior secured term loan, subordinated term loans, preferred equity and common equity in Aerogroup International Inc., which resulted in proceeds received of $2.5 million and $8.0 million recorded as an initial escrow receivable, at the time of sale;

•	Sale of an equity investment in Firebirds International, LLC, which resulted in proceeds of $0.3 million, including a realized gain of $0.1 million;
•	Sale of a second lien term loan in Specialty Brands Holdings, LLC, which resulted in proceeds received of $0.4 million, and
•	Sale of TRA investment in Surgery Center Holdings, Inc., which resulted in proceeds received of $0.4 million.

Our level of investment activity can vary substantially from year to year depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. The frequency and volume of any prepayments may fluctuate significantly from year to year.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2019, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.2% (based on cash invested of $1.5 billion and total proceeds from these exited investments of $1.8 billion). 82.1% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

Logan JV

On December 3, 2014, we entered into an agreement with Perspecta, an affiliate of Perspecta Trust LLC to create Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of us and Perspecta.

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

As of December 31, 2019 and December 31, 2018, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$97.4	$3.2	$99.4
Perspecta Trident LLC	50.0	24.4	0.8	24.8
Total Investments	$250.0	$121.8	$4.0	$124.2
	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$92.6	$-	$107.4
Perspecta Trident LLC	50.0	23.2	-	26.8
Total Investments	$250.0	$115.8	$-	$134.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2019 and December 31, 2018, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of December 31, 2019 and December 31, 2018, Logan JV had $236.1 million and $241.7 million of outstanding borrowings under the credit facility, respectively. At December 31, 2019, the effective interest rate on the Logan JV Credit Facility was 4.25% per annum.

As of December 31, 2019 and December 31, 2018, Logan JV had total investments at fair value of $332.2 million and $329.8 million, respectively. As of December 31, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 131 and 130 different borrowers, respectively. As of December 31, 2019, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $5,324 and $2,175, respectively. As of December 31, 2018, there were no loans on non-accrual status. As of December 31, 2019 and December 31, 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3.9 million and $4.3 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2019 and 2018 (dollar amounts in thousands):

	As of December 31, 2019	As of December 31, 2018
First lien secured debt, at par	$338,439	$327,574
Second lien debt, at par	8,529	16,962
Total debt investments, at par	$346,968	$344,536
Weighted average yield on first lien secured loans (1)	6.6%	7.2%
Weighted average yield on second lien loans (1)	9.7%	10.4%
Weighted average yield on all loans (1)	6.7%	7.4%
Number of borrowers in Logan JV	131	130
Largest loan to a single borrower (2)	$5,000	$5,101
Total of five largest loans to borrowers (2)	$24,906	$25,001

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2019 and December 31, 2018, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the years ended December 31, 2019, 2018 and 2017 our share of income from distributions declared related to our Logan JV equity interest was $9.8 million, $9.8 million and $9.3 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations and reduction of cost basis in the Consolidated Statements of Assets and Liabilities, as applicable. As of December 31, 2019 and December 31, 2018, $2.6 million and $2.5 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and December 31, 2018, $0.3 million and $0.2 million of return of capital associated with distributions declared was included in the distribution receivable on the Consolidated Statements of Assets and Liabilities, respectively. Distributions declared and earned for the years ended December 31, 2019, 2018 and 2017 represented dividend yields to the Company of 10.5%, 12.0% and 14.2%, respectively, based upon average capital invested.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $610,201, of which $206,785 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $630,036, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $71,456, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of December 31, 2019. Issuer pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $496,514, of which $372,386 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(10)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(11)	All investments are pledged as collateral for loans payable unless otherwise noted.
(12)	Loan was on non-accrual as of December 31, 2019.
(13)

Investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements within Exhibit 99.1 for further detail.

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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018, and 2017 (in thousands):

Selected Balance Sheet Information

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $340,083 and $337,104, respectively)	$332,182	$329,771
Cash	11,560	26,868
Other assets	4,234	2,194
Total assets	$347,976	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$234,621	$239,356
Payable for investments purchased	2,888	7,342
Distribution payable	3,650	3,360
Other liabilities	2,576	2,744
Total liabilities	$243,735	$252,802
Members' capital	$104,241	$106,031
Total liabilities and members' capital	$347,976	$358,833

Selected Statement of Operations Information

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$25,190	$22,627	$16,996
Fee income	118	183	417
Total revenues	25,308	22,810	17,413
Credit facility expenses (1)	12,644	10,510	6,330
Other fees and expenses	457	426	364
Total expenses	13,101	10,936	6,694
Net investment income	12,207	11,874	10,719
Net realized (loss) gain	(7,079)	(2,132)	1,133
Net change in unrealized (depreciation) appreciation on investments	(569)	(5,023)	(3,135)
Net increase in members' capital from operations	$4,559	$4,719	$8,717
(1)

As of December 31, 2019, Logan JV had $236,141 of outstanding debt under its credit facility with an effective interest rate of 4.25% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under its credit facility with an effective interest rate of 4.72% per annum.

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

As part of the monitoring process, the Advisor assesses the risk profile of each of our investments and assigns each portfolio investment a score of a 1, 2, 3, 4 or 5

The investment performance scores are as follows:

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

For purposes of clarity, underwriting as referenced herein may be redetermined after the initial investment as a result of a transformative credit event or other material event whereby such initial underwriting is deemed by the Advisor to be no longer appropriate for the purpose of assessing investment performance relative to plan. For any investment receiving a score of a 3 or lower the Advisor will increase their level of focus and prepare regular updates for the investment committee summarizing current operating results, material impending events and recommended actions.

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.17 and 2.05 at December 31, 2019 and December 31, 2018, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2019 and 2018 (in millions):

	December 31, 2019				December 31, 2018
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$48.5	11.0%	$50.8	13.2%	$122.7	22.7%	$132.6	26.9%
2(b)	250.8	56.7%	239.8	62.5%	242.1	44.9%	232.7	47.1%
3(c)	103.9	23.5%	78.4	20.4%	135.0	25.0%	109.2	22.1%
4(d)	—	0.0%	—	0.0%	—	0.0%	—	0.0%
5(e)	39.0	8.8%	15.1	3.9%	39.8	7.4%	19.2	3.9%
Total	$442.2	100.0%	$384.1	100.0%	$539.6	100.0%	$493.7	100.0%

(a)

As of December 31, 2019 and December 31, 2018, Investment Score “1”, based upon fair value, included $5.1 million and $30.6 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2019 and December 31, 2018, Investment Score “2”, based upon fair value, included $17.2 million and $47.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2019 and December 31, 2018, Investment Score “3”, based upon fair value, included $74.1 million and $65.8 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of December 31, 2019 and December 31, 2018, Investment Score “4”, based upon fair value, included no loans to companies in which we also hold equity securities.
(e)

As of December 31, 2019 and December 31, 2018, Investment Score “5”, based upon fair value, included $8.3 million and $18.7, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million. The decrease in loans on non-accrual status is attributable to our exit of certain non-accrual loans. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2019 and 2018. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investments, including restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

Results of Operations

Comparison of the years ended December 31, 2019, 2018 and 2017

Investment Income

We generate revenues primarily in the form of interest on the debt and other income-producing securities we hold. Other income-producing securities include investments in funds. Our investments in fixed income instruments generally have an expected maturity of five to seven years, and typically bear interest at a fixed or floating rate. Interest on our debt securities is generally payable quarterly. Payments of principal of our debt investments may be amortized over the stated term of the investment, deferred for several years or due entirely at maturity. In some cases, our debt instruments and preferred stock investments may defer payments of dividends or pay interest in-kind, or PIK. Any outstanding principal amount of our debt securities and any accrued but unpaid interest will generally become due at the maturity date. The level of interest income we receive is directly related to the balance of interest-bearing investments multiplied by the weighted average yield of our investments. In addition to interest income, we may receive dividends and other distributions related to our equity investments. We may also generate revenue in the form of fees from the management of Greenway and Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, amendment fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees. These fees may or may not be recurring in nature as part of our normal business operations. We disclose below what amounts, if any, are material non-recurring fees that have been recorded as income during each respective period.

The following shows the breakdown of investment income for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the years ended December 31,
	2019	2018	2017
Interest income on debt securities
Cash interest	$30.6	$43.4	$50.4
PIK interest	2.4	2.3	1.7
Prepayment premiums	0.4	0.6	0.1
Net accretion of discounts and other fees	1.2	3.4	4.6
Total interest on debt securities	34.6	49.7	56.8
Dividend income (1)	14.1	12.2	13.5
Interest income on other income-producing securities (1)	0.3	2.8	4.6
Fees related to non-controlled, affiliated investments	0.6	1.0	1.1
Other income (2)	2.9	1.2	2.8
Total investment income	$52.5	$66.9	$78.8

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)	For the years ended December 31, 2019, 2018 and 2017, we recognized $1.5 million, $0.1 million and $0.7 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income from 2018 to 2019 was primarily due to the contraction in our overall investment portfolio (based on dollars invested) since December 31, 2018, which led to lower interest income. The decrease was partially offset by higher dividend income from certain equity investments and higher other income related to one-time fees.

The decrease in investment income from 2017 to 2018 was primarily due to the contraction in our overall investment portfolio since December 31, 2017, which led to lower interest income. The decrease was also attributed to lower dividend income from certain equity investments and lower other income related to one-time amendment and structuring fees.

The following shows a rollforward of PIK income activity for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Years ended December 31,
	2019	2018	2017
Accumulated PIK balance, beginning of year	$3.9	$3.9	$3.1
PIK income capitalized/receivable	2.5	2.5	2.2
PIK reduction due to sale	(2.3)	—	—
PIK received in cash from repayments	(0.5)	(1.6)	—
PIK reduced through restructurings/sales	—	—	(0.1)
PIK deemed uncollectible	—	(0.9)	(1.3)
Accumulated PIK balance, end of year	$3.6	$3.9	$3.9

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2019, 2018 and 2017.

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

The following shows the breakdown of expenses for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the years ended December 31,
	2019	2018	2017
Expenses
Interest and fees on borrowings (a)	$14.1	$16.7	$18.8
Base management fees	6.0	9.0	10.4
Incentive fees	(0.1)	1.7	3.2
Other expenses	3.7	4.0	4.5
Administrator expenses	1.5	2.1	2.9
Total expenses	25.2	33.5	39.8
Management fee waiver	(0.5)	—	—
Incentive fee waiver	—	(1.7)	(0.8)
Total expenses, net of fee waivers	24.7	31.8	39.0
Income tax provision, excise and other taxes (b)	0.4	0.3	0.1
Total expenses after taxes	$25.1	$32.1	$39.1

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like investments in portfolio companies organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses from 2018 to 2019 was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, lower administration expenses allocated from the Advisor as well as lower base management fees, including the effect of the waiver, as a result of portfolio contraction.

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

Net Investment Income

Net investment income was $27.4 million, or $0.87 per common share based on a weighted average of 31,312,987 common shares outstanding for the year ended December 31, 2019, as compared to $34.8 million, or $1.07 per common share based on a weighted average of 32,633,663 common shares outstanding for the year ended December 31, 2018, as compared to $39.7 million, or $1.21 per common share based on a weighted average of 32,797,233 common shares outstanding for the year ending December 31, 2017.

The decrease in net investment income from 2018 to 2019 is primarily attributable to a decrease in interest income on debt and other income-producing investments due to portfolio contraction offset by lower borrowing costs, incentive and base management fees.

The decrease in net investment income from 2017 to 2018 is primarily attributable to a decrease in interest income on debt and other income-producing investments due to portfolio contraction offset by lower borrowing costs and base management fees.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the years ended December 31,
	2019	2018	2017
Aerogroup International Inc. (1)	$(2.4)	$(7.2)	$—
Alex Toys, LLC (2)	(1.4)	—	—
Charming Charlie LLC (3)	(24.6)	(11.5)	—
Copperweld Bimetallics, LLC (4)	16.3	—	—
Constructive Media, LLC	0.2	0.4	—
CRS Reprocessing, LLC (5)	—	—	(11.9)
Duff & Phelps Corporation	—	0.8	—
Fairstone Financial Inc. (6)	0.2	0.2	—
Firebirds International, LLC	—	0.1	—
Food Processing Holdings, LLC	—	—	0.7
Flagship VII, Ltd.	—	—	(0.8)
Flagship VIII, Ltd.	—	—	(0.6)
Gryphon Partners 3.5, L.P.	0.5	0.3	0.6
Hostway Corporation	—	—	(1.0)
LAI International, Inc. (7)	(23.0)	—	—
Martex Fiber Southern Corp. (8)	(5.5)	—	—
Specialty Brands Holdings, LLC (9)	(0.1)	(21.0)	—
Thibaut, Inc. (10)	—	0.1	4.5
Tri Starr Management Services, Inc. (11)	0.4	5.5	—
Washington Inventory Service (12)	—	—	(10.4)
YP Equity Investors, LLC (13)	—	—	1.3
Other	(0.1)	(0.1)	0.4
Net realized losses	$(39.5)	$(32.4)	$(17.2)

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

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie from Investments, at fair value and reflected $3.1 million of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of December 31, 2019. As of the reporting date, Charming Charlie has ceased its operations and has been actively liquidating its assets. The realized loss of $24.6 million was offset by a corresponding change in unrealized appreciation. For further detail on the restructuring loss incurred in 2018, please refer to prior year filings.

(4)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million and expects an additional $1.7 million in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019. The escrow proceeds are expected to be received throughout 2020 and 2021. The realized gain was largely offset by a corresponding change in unrealized depreciation.

(5)	On September 11, 2017, we sold our senior secured term loan realizing proceeds of $3.2 million.
(6)	Includes the impact of foreign exchange gain.
(7)

During 2019, we received $19.7 million in proceeds from the sale of certain business segments of LAI International Inc. An additional $1.2 million in proceeds, reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019, are expected from the sale of other segments of the business and realization of certain receivables. The realized loss of $23.0 million was largely offset by a corresponding change in unrealized appreciation.

(8)

On December 31, 2019, we sold our subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4.3 million. The proceeds were subsequently received in January 2020. The realized loss of $5.5 million was partially offset by a corresponding change in unrealized appreciation.

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

(11)

On October 26, 2018, we sold our senior secured term loans and common equity interest in Tri Starr Management Services, Inc., resulting in a $5.5 million net realized gain, which was offset by a corresponding change in unrealized appreciation. We expect an additional $1.1 million in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019.

(12)	On June 8, 2017, as part of restructuring the business, we agreed to sell our second lien term loan to the first lien lenders for $0.6 million.
(13)

In connection with the proceeds received from the 2017 exit of our equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, we recorded an income tax provision on realized gains of $0 and $0.8 million, respectively, for the years ended December 31, 2018 and 2017.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2019, 2018 and 2017 (in millions):

	Years ended December 31,
	2019	2018	2017
Gross unrealized appreciation on investments	$3.6	$9.7	$12.3
Gross unrealized depreciation on investments	(35.2)	(50.2)	(48.0)
Reversal of prior period net unrealized depreciation upon a realization	19.5	26.2	5.5
Total	$(12.1)	$(14.3)	$(30.2)

During 2019, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC, Holland Intermediate Acquisition Corp. and a market driven reduction of Logan JV, an investment where we hold a controlling interest. This was partially offset by a net increase of approximately $13.3 million due to the reversal of prior period unrealized depreciation upon the realizations of Charming Charlie, LLC and LAI International Inc and a reversal of unrealized appreciation to realized gains for Copperweld Bimetallics LLC (See “Net Realized Gains and Losses on Investments” above).

During 2018, the largest reductions in value were in our investments in Charming Charlie, LLC, an investment restructured in April 2018, OEM Group Inc. and Logan JV, two investments where we hold a controlling equity interest, and LAI International, Inc. The Charming Charlie, LLC term loan was on non-accrual status with an investment score of “5” as of December 31, 2018. These reductions were partially offset by an increase in the value of our investments in Copperweld Bimetallics LLC, where we hold a controlling equity interest. The reversal of prior period net unrealized depreciation is primarily driven by the sale of Specialty Brands Holdings, LLC which resulted in an offsetting realized loss.

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

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2019, 2018 and 2017, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.3 million, $(0.3) million and $2.1 million for consolidated subsidiaries, respectively. As of December 31, 2019 and December 31, 2018, $1.9 million and $2.0 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $(24.6) million, or $(0.79) per common share based on a weighted average of 31,312,987 common shares for the year ended December 31, 2019, as compared to $(10.6) million, or $(0.32) per common share based on a weighted average of 32,633,663 common shares for the year ended December 31, 2018, as compared to $(7.9) million, or $(0.24) per common share based on a weighted average of 32,797,233 common shares for the year ended December 31, 2017.

The changes in net assets from operations between each of the years ended December 31, 2019, 2018 and 2017 are due primarily to the lower interest income as a result of portfolio contraction as well as an increase in realized losses in the portfolio, partially offset by lower interest and fees on borrowings, management and incentive fees.

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

In October 2018 we closed a public debt offering selling $51.6 million of Notes due in 2023, or the 2023 Notes, including the exercise of the overallotment option, through a group of underwriters, less an underwriting discount, and received net proceeds of $50.1 million. The proceeds received from the issuance of the 2023 Notes were primarily used to repay the 2021 Notes. Collectively, the 2022 Notes and 2023 Notes are referred to as the Notes.

We borrowed $105.5 million under our Revolving Facility for the year ended December 31, 2019 and repaid $147.5 million (includes CAD 19.4 million converted at the time of repayment to USD $14.8 million) on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $177.5 under our Revolving Facility for the year ended December 31, 2018 and repaid $235.6 million (includes CAD 10.0 million converted at the time of repayment to USD $7.7 million) on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $83.3 million, $99.6 million and $53.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, primarily in connection with the purchase and sale of portfolio investments. For the year ended December 31, 2019, our financing activities included net repayments of $42.0 million on our Revolving Facility, used $26.2 million for distributions to stockholders, $15.4 million to repurchase common stock and $0.5 million for the payment of financing and offering costs. For the year ended December 31, 2018, our financing activities included net repayments of $58.1 million on our Revolving Facility and used $35.2 million for distributions to stockholders, $2.6 million to repurchase common stock and $2.1 million for the payment of financing and offering costs. For the year ended December 31, 2017, our financing activities included net repayments of $16.9 million on our Revolving Facility and used $35.4 million for distributions to stockholders, $2.5 million to repurchase common stock and $1.4 million for payment of financing and offering costs.

As of December 31, 2019 and 2018, we had cash of $5.9 million and $6.9 million, respectively. We had no cash equivalents as of December 31, 2019 and 2018.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2019 and 2018 (in millions):

	As of
	December 31, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (7)	Commitments	Borrowings Outstanding (4)(6)	Weighted Average Borrowings Outstanding (5)(6)	Weighted Average Interest Rate (7)
Revolving Facility (8)(9)	$190.0	$66.2	$92.1	4.25%	$275.0	$107.7	$135.1	4.90%
2021 Notes	-	-	-	-	-	-	42.4	-
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	15.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	12.1	6.13%
Total	$301.6	$177.8	$203.7	5.64%	$386.6	$219.3	$204.6	5.70%

(1)

As of December 31, 2019, borrowings outstanding excludes deferred financing costs of $1.1 million for the 2022 Notes and $1.7 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(3)	Canadian denominated borrowings are converted to USD using the spot rate on the date of repayment (July 2, 2019) for purposes of this calculation.
(4)

As of December 31, 2018, borrowing outstanding excludes deferred financing costs of $1.4 million for the 2022 Notes and $2.1 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)	Canadian denominated borrowings are converted to USD using the year-end spot rate for purposes of this calculation.
(7)	Represents the weighted average interest rate as of December 31, 2019 and December 31, 2018.
(8)

As part of Amendment No. 1 to the Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No. 1”) dated March 26, 2019, the revolver commitments have been reduced to $190.0 million from $275.0 million.

(9)

We may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2019, we had no Canadian denominated debt outstanding on our Revolving Facility. As of December 31, 2018, we had outstanding debt denominated in Canadian Dollars (CAD) of CAD 19.4 million on our Revolving Facility. The CAD was converted into USD at a spot exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

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

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, had an interest rate of CDOR plus 2.5% (with no CDOR floor). There were no Canadian borrowings outstanding on the Revolving Facility as of December 31, 2019. The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2019.

As of December 31, 2019, we had USD borrowings of $66.2 million outstanding under the Revolving Facility with a weighted average interest rate of 4.25%. The borrowings denominated in Canadian dollars were translated into USD based on the spot rate at date of repayment. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in net realized gain (loss) on foreign currency transactions in our Consolidated Statements of Operations. As of December 31, 2019, there were no Canadian borrowings outstanding on the Revolving Facility.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The facilities have certain collateral requirements and/or covenants, including, but not limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 2.00:1.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

As of December 31, 2019 and 2018, the carrying amount of our outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2019 and 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $5.2 million, $6.8 million and $8.6 million were incurred in connection with the Facilities during the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization of deferred financing costs of $0.9 million (including one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size), $0.6 million and $2.1 million (including one-time accelerated amortization of $1.2 million in connection with a reduction in the revolver commitment size and termination of the term loan facility), respectively, were incurred in connection with the Facilities for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019 and 2018, we had $1.6 million and $2.3 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. We may be able to increase our leverage up to an amount that reduces our asset coverage ratio to 150% once we amend the Revolving Facility, which would require our lenders’ consent. Our asset coverage ratio as of December 31, 2019 was in excess of 200%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2019, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2019, the carrying amount and fair value of our Notes was $111.6 million and $114.9 million, respectively. As of December 31, 2018, the carrying value and fair value of our Notes was $111.6 million and $111.0 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2019, 2018 and 2017, we amortized approximately $0.8 million, $1.6 million (which included $0.9 million of accelerated amortization related to the redemption of 2021 Notes) and $0.7 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, we had $2.7 million and $3.5 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2019, 2018 and 2017, we incurred interest expense on the Notes of approximately $7.2 million, $7.7 million and $7.4 million, respectively.

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

As of December 31, 2019 and 2018, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2019	December 31, 2018

Unfunded delayed draw facilities
BCDI Rodeo Dental Buyer, LLC	$2.0	$—
Certify, Inc.	0.1	—
Charming Charlie, LLC (2)	—	8.3
Home Partners of America, Inc.	—	5.9
PDFTron Systems	1.1
Simplicity Financial Marketing Holdings Inc.	1.0	—
Women's Health USA, Inc.	—	—
	4.2	14.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Intermediate Holding II, LLC	0.7	—
BCDI Rodeo Dental Buyer, LLC	0.8	—
Certify, Inc.	0.1	—
Communication Technology Intermediate	0.4	—
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.5	1.0
HealthDrive Corporation(2)	2.1	1.8
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
IRC Opco LLC	0.8	—
Loadmaster Derrick & Equipment, Inc.	0.6	—
NCP Investor, Inc.	1.0	1.0
OEM Group, LLC (2)	3.8	2.3
PDFTron Systems Inc.	0.5	—
Sciens Building Solutions, LLC	—	2.5
Simplicity Financial Marketing Holdings Inc.	0.4	—
SolutionReach, Inc.	0.9	—
SPST Holdings, LLC	0.7	0.7
SRS Acquiom Holdings, LLC	0.4	0.4
Women's Health USA, Inc.	1.5	1.5
	21.0	16.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.2	0.3
	0.9	1.0

Total unfunded commitments	$26.1	$31.2

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the year ended December 31, 2019 and December 31, 2018. There was $0.0 million of dividends reinvested for the year ended December 31, 2017.

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

The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35.4 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2019 and 2018 were $0.3 million and $0.3 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2019, the percentage of income estimated as qualified interest income for tax purposes was 78.4%.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.0% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. Please refer to Note 4 -“Related Party Transactions” in our consolidated financial statements.

The following table shows our contractual obligations as of December 31, 2019 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$66.2	—	$66.2	—	—
Notes Payable	$111.6	—	$60.0	$51.6	—

(1)	Excludes $26.1 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2018 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$107.7	—	—	$107.7	—
Notes Payable	$111.6	—	—	$111.6	—
(1)	Excludes $26.6 million in commitments to extend credit to our portfolio companies.

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice.  Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2019, 2018 and 2017 (in millions):

	For the years ended December 31,
	2019	2018	2017
Dollar amount repurchased (1)	$15.4	$2.6	$2.5
Shares repurchased	2.3	0.4	0.3
Average price per share (including commission)	$6.73	$7.18	$9.89
Weighted average discount to net asset value	22.37%	29.07%	15.02%

(1)

We purchased 55.4 million shares at an average price of $6.75, inclusive of commissions, during 2019 prior to the adoption of the stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Subsequent to March 13, 2019, all shares were purchased under the 10b5-1 plan.

Related Party Transactions

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and a fair value of $15.1 million. As of December 31, 2018, we had loans on non-accrual status with an amortized cost basis of $38.0 million and fair value of $18.1 million.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2019, 2018 and 2017, we incurred U.S. federal excise tax and other tax (benefits) expenses of $0.4 million, $0.3 million and $0.4 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2019, 2018 and 2017 :

	For the years ended December 31,
	2019	2018	2017
Current income tax provision:
Current tax provision on realized gain on investments	$—	$—	$(0.8)

Deferred income tax benefit:
Deferred income tax benefit	—	—	0.3
Benefit (provision) for taxes on unrealized gain on investments	0.3	(0.3)	2.1

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where we hold equity or equity-like investments organized as pass-through entities in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2019 and 2018, $1.9 million and $2.0 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2019 and 2018, $2.3 million (net of $6.2 million allowance) and $2.1 million (net of $4.4 million allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Developments

On December 8, 2019, THL Credit Advisors LLC and First Eagle Investment Management, LLC (“First Eagle”) entered into a definitive agreement, whereby First Eagle agreed, subject to the satisfaction of certain closing conditions, to merge a newly formed subsidiary of First Eagle with and into the Advisor, with the Advisor as the surviving company (the “Transaction”).  The Transaction closed on January 31, 2020.  Immediately after closing of the Transaction, the Advisor changed its name to First Eagle Alternative Credit, LLC.

The Transaction resulted in a change of control of the Advisor and an “assignment” of the prior investment management agreement (“Prior Investment Management Agreement”) between us and the Advisor under the 1940 Act, meaning that the Prior Investment Management Agreement terminated automatically by its terms.  On January 28, 2020, our Board unanimously approved an interim management agreement (the “Interim Investment Management Agreement”) that includes substantially the same terms as the Prior Investment Advisory Agreement.  The Interim Investment Management Agreement became effective January 31, 2020.

On January 28, 2020, our Board also unanimously approved a new investment management agreement (the “New Investment Management Agreement”) between us and the Advisor.  All material terms of the New Investment Management Agreement will remain unchanged from the material terms of the Prior Investment Advisory Agreement.  The New Investment Management Agreement is subject to stockholder approval. Advisory fees earned under the Interim Investment Management Agreement will be escrowed pending stockholder approval of the New Investment Management Agreement.

In connection with the Transaction, First Eagle and the sellers of the Advisor, including certain members of management of the Advisor (collectively, the “Investors”), agreed, subject to the satisfaction of certain conditions, to purchase newly issued common stock of ours at the net asset value per share determined as of a time within forty-eight hours prior to the sale (excluding Sundays and holidays) in one or more primary issuances. On March 3, 2020, we entered into a commitment letter (the “Commitment Letter”) with First Eagle and the Investors.  Pursuant to the Commitment Letter, First Eagle and the Investors agreed to purchase from us, in aggregate, approximately $30 million of our common stock in a publicly registered issuance on or before April 21, 2020.  First Eagle and the Investors committed to purchase the shares at our net asset value per share, as approved in accordance with the 1940 Act.  First Eagle’s share of the commitment is approximately $20 million and the Investors’ share is approximately $10 million.  Using our net asset value per share of $7.64 as of December 31, 2019, the issuance would increase First Eagle’s (including through its subsidiaries) and all Investors aggregate share ownership from approximately 4.7% to approximately 15.8% of our total outstanding common stock, based on our outstanding shares as of March 4, 2020 plus the estimated number of shares to be issued pursuant to the Commitment Letter.  The stock issuance may be at a price higher or lower than $7.64 based on potential changes in valuations, distributions, issuances of securities and earnings as of the issuance date. Our Board has not yet approved the fair value of portfolio investments as of any date subsequent to December 31, 2019.

On March 3, 2020, our Board approved using the proceeds from the issuance of our stock pursuant to the Commitment letter to repurchase shares of our common stock at a price below net asset value per share pursuant to a cash tender offer, contingent upon (i) stockholders’ approval of the New Investment Management Agreement by and between us and the Advisor and (ii) our common stock trading at a discount to net asset value per share on the date of such approval.

On March 3, 2020, we approved a proposal from the Advisor to irrevocably waive management and incentive fees for us for the period from July 1, 2020 through December 31, 2020, assuming our stockholders approve the New Investment Management Agreement by and between us and the Advisor.

From January 1, 2020 through March 4, 2020, we made three new investments totaling $17.8 million at par and revolver and delayed draw fundings totaling $6.6 million at a combined weighted average yield based upon cost at time of investment of 7.6%. Additionally, from January 1, 2020 through March 5, 2020, we sold our eight first lien senior secured broadly syndicated investments for total proceeds of $23.3 million.

From January 1, 2020 through March 4, 2019, we repurchased 308,827 shares of common stock for a total cost of $2.0 million as part of a previously approved 10b5-1 Stock Repurchase Plan. This brings the total shares repurchased since adoption of the $10.0 million stock repurchase program on December 16, 2019 to 376,569 shares at an aggregate cost of $2.4 million.

On March 3, 2020, our Board declared a dividend of $0.21 per share payable on March 31, 2020 to stockholders of record at the close of business on March 20, 2020.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 100.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  We expect future debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of December 31, 2019, the weighted average interest rate floor on our floating rate loans was 0.88%. Our Revolving Facility is also subject to floating interest rates.

Based on our December 31, 2019, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$8.2	$2.0	$6.2
Up 200 basis points	$5.5	$1.3	$4.2
Up 100 basis points	$2.7	$0.7	$2.0
Down 300 basis points	$(2.7)	$(1.2)	$(1.5)
Down 200 basis points	$(2.7)	$(1.2)	$(1.5)
Down 100 basis points	$(2.2)	$(0.7)	$(1.5)

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 4 “Related Party Transaction” to our consolidated financial statements for the year ended December 31, 2019 for more information on the incentive fee.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of THL Credit, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of THL Credit, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 5, 2020

We have served as the Company’s auditor since 2010.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2019	December 31, 2018
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $263,444 and $333,023, respectively)	$242,189	$313,377
Controlled investments (cost of $178,769 and $181,325, respectively)	141,932	167,733
Non-controlled, affiliated investments (cost of $2 and $25,292, respectively)	4	12,543
Cash	5,890	6,860
Escrows and other receivables	12,353	7,306
Interest, dividends, and fees receivable	4,623	5,480
Deferred tax assets	2,267	2,056
Deferred financing costs	1,619	2,314
Distributions receivable	327	207
Prepaid expenses and other assets	296	198
Deferred offering costs	206	—
Due from affiliate	192	377
Total assets	$411,898	$518,451
Liabilities:
Loans payable	$66,161	$107,657
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,742 and $3,541, respectively)	108,866	108,067
Accrued expenses and other liabilities	3,434	1,652
Deferred tax liability	1,927	1,972
Base management fees payable	1,103	2,112
Accrued incentive fees	568	677
Accrued interest and fees	384	633
Total liabilities	182,443	222,770
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,022 and 32,318 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	30	32
Paid-in capital in excess of par	415,596	431,361
Accumulated deficit	(186,171)	(135,712)
Total net assets	$229,455	$295,681
Total liabilities and net assets	$411,898	$518,451
Net asset value per share attributable to THL Credit, Inc.	$7.64	$9.15

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2019	2018	2017
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$28,609	$44,959	$52,429
PIK interest income	848	453	1,413
Dividend income	—	33	139
Other income	2,708	914	2,302
From non-controlled, affiliated investments:
Cash interest income	57	782	—
PIK interest income	—	907	—
Other income	572	1,044	1,089
From controlled investments:
Cash interest income	3,921	4,535	7,258
PIK interest income	1,553	930	253
Dividend income	14,079	12,128	13,376
Other income	147	257	514
Total investment income	52,494	66,942	78,773
Expenses:
Interest and fees on borrowings	12,412	14,498	16,007
Base management fees	6,043	9,006	10,389
Incentive fees	(109)	1,696	3,185
Administrator expenses	1,498	2,083	2,869
Other general and administrative expenses	1,422	1,742	1,953
Amortization of deferred financing costs	1,716	2,232	2,748
Professional fees	1,552	1,505	1,858
Directors' fees	702	742	693
Total expenses	25,236	33,504	39,702
Incentive fee waiver	—	(1,741)	(811)
Management fee waiver	(525)	—	—
Total expenses, net of fee waivers	24,711	31,763	38,891
Income tax provision, excise and other taxes	418	355	168
Net investment income	27,365	34,824	39,714
Realized (Loss) Gain and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(31,608)	(37,784)	(21,866)
Non-controlled, affiliated investments	(24,652)	—	—
Controlled investments	16,714	5,424	4,582
Foreign currency transactions	(189)	(205)	(69)
Net realized loss on investments	(39,735)	(32,565)	(17,353)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(1,609)	15,220	(16,957)
Non-controlled, affiliated investments	12,751	(12,750)	—
Controlled investments	(23,245)	(16,077)	(13,253)
Translation of assets and liabilities in foreign currencies	(391)	1,736	(1,346)
Net change in unrealized (depreciation) on investments	(12,494)	(11,871)	(31,556)
Net change in unrealized (depreciation) attributable to non-controlling interests	—	(703)	(13)
Net realized and unrealized loss from investments	(52,229)	(45,139)	(48,922)
Provision for taxes on realized gain on investments	—	—	(842)
Benefit (provision) for taxes on unrealized gain/loss on investments	254	(284)	2,146
Benefit (provision) for taxes on realized and unrealized gain/loss on investments	254	(284)	1,304
Net decrease in net assets resulting from operations	$(24,610)	$(10,599)	$(7,904)
Net investment income per common share:
Basic and diluted	$0.87	$1.07	$1.21
Net decrease in net assets resulting from operations per common share:
Basic and diluted	$(0.79)	$(0.32)	$(0.24)
Weighted average shares of common stock outstanding:
Basic and diluted	31,313	32,634	32,797

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Decrease in net assets from operations:
Net investment income	$27,365	$34,824	$39,714
Net realized loss on investments	(39,735)	(32,565)	(17,353)
Net change in unrealized depreciation on investments	(12,494)	(11,871)	(31,556)
Provision for taxes on realized gain on investments	—	—	(842)
Net change in unrealized depreciation attributable to non-controlling interests	—	(703)	(13)
Benefit (provision) for taxes on unrealized gain (loss) on investments	254	(284)	2,146
Net decrease in net assets resulting from operations	(24,610)	(10,599)	(7,904)
Distributions to stockholders:
Distributions to stockholders from net investment income	(26,174)	(35,191)	(35,397)
Total distributions to stockholders	(26,174)	(35,191)	(35,397)
Capital share transactions:
Issuance of common stock from reinvestment of dividend	—	—	3
Repurchase of common stock	(15,442)	(2,558)	(2,493)
Net decrease in net assets from capital share transactions	(15,442)	(2,558)	(2,490)
Total decrease in net assets	(66,226)	(48,348)	(45,791)
Net assets at beginning of year	295,681	344,029	389,820
Net assets at end of year	$229,455	$295,681	$344,029
Common shares outstanding at end of year	30,022	32,318	32,674
Capital share activity:
Shares repurchased	2,296	356	252

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(24,610)	$(10,599)	$(7,904)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	12,494	12,574	31,570
Net realized loss on investments	48,500	30,125	18,337
Net realized loss (gain) on foreign exchange currency transactions	189	163	(5)
Increase in investments due to interest paid-in-kind	(2,483)	(2,547)	(2,502)
Amortization of deferred financing costs	1,716	2,232	2,748
Accretion of discounts on investments and other fees	(1,242)	(3,457)	(4,620)
Changes in operating assets and liabilities:
Purchases of investments	(146,018)	(122,558)	(112,881)
Proceeds from sale and paydown of investments	193,449	189,508	132,043
Decrease in interest, dividends and fees receivable	857	2,355	1,206
Decrease in deferred offering costs	—	148	—
Decrease in escrow and other receivables	73	2,587	—
Decrease in due from affiliates	185	30	183
(Increase) decrease in deferred tax asset	(211)	605	(219)
(Increase) decrease in prepaid expenses and other assets	(122)	575	(125)
Increase (decrease) in accrued expenses and other liabilities	1,886	(1,082)	923
(Decrease) increase in accrued credit facility fees and interest	(249)	82	(410)
Decrease in deferred tax liability	(45)	(364)	(2,182)
Decrease in base management fees payable, net	(1,009)	(444)	(52)
Decrease in other deferred liabilities	—	(60)	(422)
Decrease in accrued incentive fees payable, net	(109)	(295)	(2,271)
Net cash provided by operating activities	83,251	99,578	53,417
Cash flows from financing activities:
Repurchase of common stock	(15,435)	(2,558)	(2,493)
Borrowings under credit facility	105,450	177,500	103,360
Repayments under credit facility	(147,529)	(235,588)	(120,250)
Issuance of notes	—	51,607	—
Repayments of notes	—	(50,000)	—
Issuance of shares of common stock from dividend reinvestment	—	—	3
Distributions paid to stockholders	(26,174)	(35,191)	(35,397)
Financing and offering costs paid	(533)	(2,105)	(1,399)
Net cash used in financing activities	(84,221)	(96,335)	(56,176)
Net (decrease) increase in cash	(970)	3,243	(2,759)
Cash, beginning of year	6,860	3,617	6,376
Cash, end of year	$5,890	$6,860	$3,617
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$11,818	$13,615	$14,864
Income taxes paid	$6	$58	$24
PIK income earned	$2,402	$2,493	$2,166

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—105.55% of net asset value
First lien senior secured debt
—95.98% of net asset value
Canada
—2.15% of net asset value
PDFTron Systems Inc. (7)	IT services	7.6% (LIBOR + 5.8%)	5/15/2019	5/15/2024	$4,988	$4,944	$4,938
PDFTron Systems Inc. (7)(9)(24)	IT services	7.6% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(10)	—
PDFTron Systems Inc. (7)(8)(9)	IT services	7.6% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(5)	—
				Subtotal Canada	$4,988	$4,929	$4,938
Midwest
—9.52% of net asset value
1-800 Hansons, LLC	Consumer products and services	9.4% (LIBOR + 7.5%) (8.4% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,755	$3,716	$3,529
1-800 Hansons, LLC (8)	Consumer products and services	8.4% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	206	197
IRC Opco LLC	Healthcare	7.1% (LIBOR + 5.3%)	1/4/2019	1/4/2024	5,400	5,359	5,400
IRC Opco LLC (8)(9)	Healthcare	7.2% (LIBOR + 5.3%)	1/4/2019	1/4/2024	-	(6)	-
Matilda Jane Holdings, Inc.	Consumer products and services	10.3% (LIBOR + 8.5%)	4/28/2017	4/28/2022	11,427	11,305	9,713
Perforce Software (26)	IT services	6.3% (LIBOR + 4.5%)	11/13/2019	7/1/2026	2,993	2,970	2,998
				Subtotal midwest	$23,784	$23,550	$21,837
Northeast
—27.24% of net asset value
3SI Security Systems	Business services	7.7% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,126	$4,085	$4,084
Cambrex Corporation (26)	Healthcare	6.7% (LIBOR + 5.0%)	11/22/2019	12/4/2026	3,000	2,941	2,998
Certify, Inc.	IT services	7.6% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,523	1,528
Certify, Inc. (25)	IT services	7.6% (LIBOR + 5.8%)	2/28/2019	2/28/2024	105	103	104
Certify, Inc. (8)	IT services	7.6% (LIBOR + 5.8%)	2/28/2019	2/28/2024	11	10	11
Communication Technology Intermediate (7)	Business services	7.9% (LIBOR + 6.0%)	8/26/2019	8/26/2024	8,092	7,938	7,939
Communication Technology Intermediate (7)(8)	Business services	7.9% (LIBOR + 6.0%)	8/26/2019	8/26/2024	304	290	304
Guidehouse LLP (26)	Business services	6.3% (LIBOR + 4.5%)	11/13/2019	5/1/2025	2,992	2,970	2,976
HealthDrive Corporation	Healthcare	7.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,900	9,821	9,900
HealthDrive Corporation (8)(9)	Healthcare	7.6% (LIBOR + 5.8%)	12/21/2018	12/21/2023	—	(14)	—
Helios Software Holdings Inc. (26)	IT services	6.2% (LIBOR + 4.3%)	11/25/2019	10/1/2025	3,000	2,974	2,984
Simplicity Financial Marketing Holdings Inc.	Financial services	7.6% (LIBOR + 5.8%)	9/13/2019	9/13/2024	3,464	3,413	3,395

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Simplicity Financial Marketing Holdings Inc. (8)(9)	Financial services	7.6% (LIBOR + 5.8%)	9/13/2019	9/13/2024	—	(5)	—
Simplicity Financial Marketing Holdings Inc. (24)	Financial services	7.6% (LIBOR + 5.8%)	9/13/2019	9/13/2024	173	166	170
smarTours, LLC	Consumer products and services	8.7% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,141	5,081	5,052
smarTours, LLC (8)(9)	Consumer products and services	8.7% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(9)	—
United Natural Foods Inc. (26)	Retail & grocery	6.1% (LIBOR + 4.3%)	11/13/2019	10/18/2025	3,000	2,456	2,578
Urology Management Associates, LLC	Healthcare	6.5% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,435	8,306	8,350
Women's Health USA, Inc.	Healthcare	8.1% (LIBOR + 6.3%)	10/9/2018	10/9/2023	7,113	7,096	7,113
Women's Health USA, Inc. (8)(9)	Healthcare	8.1% (LIBOR + 6.3%)	10/9/2018	10/9/2023	—	(14)	—
WP CityMD Bidco, LLC (26)	Healthcare	6.4% (LIBOR + 4.5%)	11/13/2019	8/13/2026	3,000	2,970	3,009
				Subtotal northeast	$63,400	$62,101	$62,495
Southeast
—4.65% of net asset value
MB Medical Operations LLC (11)	Healthcare	11.7% (LIBOR + 10.0%) (7.7% Cash + 4.0% PIK)	12/13/2019	12/13/2024	$2,686	$2,619	$2,619
Whitney, Bradley & Brown, Inc.	Business services	9.2% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,972	7,919	8,052
				Subtotal southeast	$10,658	$10,538	$10,671
Southwest
—22.09% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.3% (LIBOR + 9.5%)	2/28/2014	6/30/2020	$9,632	$9,632	$8,668
BCDI Rodeo Dental Buyer, LLC	Healthcare	6.9% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,787	5,735	5,700
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.8% (LIBOR + 5.0%)	5/14/2019	5/14/2025	808	793	808
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.9% (LIBOR + 5.0%)	5/14/2019	5/14/2025	—	—	—
Holland Intermediate Acquisition Corp.(19)	Energy / utilities	10.9% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	6,823
Holland Intermediate Acquisition Corp. (8)(19)	Energy / utilities	10.9% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.0% (LIBOR + 10.0%) (11.3% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,423	21,401	20,566
Riveron Acquisition Holdings, Inc.	Business services	7.9% (LIBOR + 6.0%)	5/22/2019	5/22/2025	8,260	8,114	8,116
				Subtotal southwest	$67,233	$66,998	$50,681
West
—30.33% of net asset value
ABC Legal Services, Inc.	Business services	7.4% (LIBOR + 5.3%)	6/21/2019	6/21/2024	$7,255	$7,141	$7,182
ABC Legal Services, Inc. (8)(9)	Business services	7.4% (LIBOR + 5.3%)	6/21/2019	6/21/2024	—	(10)	—
Abe Investment Holdings, Inc. (26)	Media, entertainment and leisure	6.3% (LIBOR + 4.5%)	11/13/2019	2/19/2026	2,992	2,926	3,006

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Alpine SG, LLC	IT services	8.4% (LIBOR + 6.5%)	4/9/2019	11/16/2022	1,316	1,306	1,306
Alpine SG, LLC	IT services	8.4% (LIBOR + 6.5%)	4/9/2019	11/16/2022	659	654	654
EBS Intermediate LLC (23)	Consumer products and services	6.8% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,882	7,778	7,882
EBS Intermediate LLC (8)(9)(23)	Consumer products and services	6.8% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(22)	—
Evergreen Services Group, LLC	IT services	7.9% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,433	9,362	9,339
Gener8, LLC	Business services	7.3% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,925	5,860	5,925
Gener8, LLC (8)(9)	Business services	7.3% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(16)	—
It's Just Lunch International LLC	Media, entertainment and leisure	10.3% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,465	5,500
MeriCal, LLC	Consumer products and services	7.7% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,491	7,491	7,247
NCP Investor Inc	Healthcare	7.4% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,053	6,972	6,964
NCP Investor Inc (8)(9)	Healthcare	7.4% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(11)	—
Quest Software (26)	IT services	6.2% (LIBOR + 4.3%)	11/25/2019	5/16/2025	3,000	2,993	2,981
SolutionReach, Inc.	IT services	7.6% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,617	6,509	6,617
SolutionReach, Inc. (8)(9)	IT services	7.6% (LIBOR + 5.8%)	1/17/2019	1/17/2024	—	(15)	—
SRS Acquiom Holdings LLC	Financial services	7.6% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,950	4,910	5,000
SRS Acquiom Holdings LLC (9)(22)	Financial services	7.6% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—
				Subtotal west	$70,073	$69,290	$69,603

			Subtotal first lien senior secured debt		$240,136	$237,406	$220,225

Second lien debt
—5.23% of net asset value
Northeast
—5.23% of net asset value
Merchants Capital Access, LLC (14)	Financial services	12.4% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,946	$12,000
				Subtotal northeast	$12,000	$11,946	$12,000

			Subtotal second lien debt		$12,000	$11,946	$12,000

Equity investments
—2.78% of net asset value
Midwest
—0.08% of net asset value
Matilda Jane Holdings, Inc. (12)(17)	Consumer products and services		4/28/2017		488,896	$489	$—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
New Host Holdings, LLC (18)	IT services		12/27/2013		20,000	200	—
New Host Holdings, LLC (17)	IT services		12/27/2013	12/13/2020	1,800	1,800	196
			Subtotal midwest			$2,489	$196
Northeast
—2.13% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (18)	IT services		2/28/2019		841	175	224
Specialty Brands Holdings, LLC (17)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Consumer products and services		10/31/2017		215,827	216	171
Urology Management Associates, LLC (18)	Healthcare		8/31/2018		769	769	1,022
Wheels Up Partners, LLC (10)(13)(18)	Transportation		1/31/2014		1,000,000	1,000	3,480
			Subtotal northeast			$4,048	$4,897
Southeast
—0.13% of net asset value
Virtus Pharmaceuticals, LLC (10)(13)(18)	Healthcare		3/31/2015		8,275	$127	$—
Virtus Pharmaceuticals, LLC (10)(13)(17)	Healthcare		3/31/2015		232	244	269
Virtus Pharmaceuticals, LLC (10)(13)(17)	Healthcare		3/31/2015		590	590	—
			Subtotal southeast			$961	$269
Southwest
—0.16% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities		2/28/2014		618,868	$619	$—
Igloo Products Corp. (18)	Consumer products and services		4/30/2014		1,902	1,716	373
			Subtotal southwest			$2,335	$373
West
—0.28% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer products and services		9/30/2016		521	$505	$284
MeriCal, LLC (10) (12) (18)	Consumer products and services		9/30/2016		5,334	10	—
Sciens Building Solutions, LLC (10) (17)	Business services		7/12/2017		194	213	360
			Subtotal west			728	$644

				Subtotal equity		10,561	6,379

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)

Warrants
—0.00% of net asset value
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (13)	Energy / utilities		2/28/2014		501,159	$175	$—
				Subtotal southwest		$175	$—

				Subtotal warrants		$175	$—

Investments in funds
—1.56% of net asset value
Midwest
—1.35% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Financial services		6/14/2013			$2,957	$3,092
				Subtotal midwest		$2,957	$3,092
West
—0.21% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Financial services		11/20/2012			$399	$493
				Subtotal west		$399	$493

			Subtotal investments in funds			$3,356	$3,585

Total non-controlled/non-affiliated investments
—105.55% of net asset value						$263,444	$242,189

Controlled investments
—61.86% of net asset value

First lien senior secured debt
—18.92% of net asset value
Southeast
—3.60% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	12.4% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$9,707	$7,307	$728
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	14.1% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,248	1,053	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	12.4% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	7,553	6,320	7,553
				Subtotal southeast	$19,508	$14,680	$8,281
Southwest
—15.32% of net asset value
OEM Group, LLC (15)	Industrials and manufacturing	11.3% (LIBOR + 9.5%) (7.3% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$19,879	$19,879	$13,916
OEM Group, LLC (15)	Industrials and manufacturing	11.3% (LIBOR + 9.5%) (7.3% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,492	9,492	6,644
OEM Group, LLC (15)	Industrials and manufacturing	11.3% (LIBOR + 9.5%) (7.3% Cash + 4.0% PIK)	6/26/2018	6/30/2022	14,562	14,414	14,562
				Subtotal southwest	$43,933	$43,785	$35,122

			Subtotal first lien senior secured debt		$63,441	$58,465	$43,403

Equity investments
—6.60% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy / utilities		7/1/2016		2,956	1,114	—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy / utilities		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10)(12)(15)(20)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$—
				Subtotal southwest		$8,890	$—
West
—6.60% of net asset value
C&K Market, Inc. (15)(18)	Retail & grocery		11/3/2010		1,992,365	$2,270	$5,174
C&K Market, Inc. (15)(17)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,957	9,962
				Subtotal west		$13,227	$15,136

				Subtotal equity		$23,231	$15,136
Investments in funds
—36.34% of net asset value
Northeast

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—36.34% of net asset value
THL Credit Logan JV LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles		12/3/2014			$97,073	$83,393
				Subtotal northeast		97,073	83,393

			Subtotal investments in funds			$97,073	$83,393
Total controlled investments
—61.86% of net asset value						$178,769	$141,932

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (10)(14)(18)(21)	Investment funds and vehicles		1/27/2011			$—	$1
THL Credit Greenway Fund II LLC (10)(14)(18)(21)	Investment funds and vehicles		3/1/2013			2	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$4

Total investments—167.41% of net asset value						$442,215	$384,125

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
(3)

As of December 31, 2019, 28.4% and 29.2% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2019. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2019, the 30-day, 90-day and 180-day LIBOR rates were 1.76%, 1.91% and 1.91%, respectively.

(5)	Principal includes accumulated PIK interest and is net of repayments.
(6)

Unless otherwise indicated, all investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Company pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(14)	Not a qualifying asset under Section 55(a) of the 1940 Act.
(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the year ended December 31, 2019 in which the issuer was a portfolio company that the Company is deemed to control.

(16)

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of December 31, 2019.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2019.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Investment previously known as Rollins Enterprises LLC.
(24)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(25)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(26)	Investments are valued using market quotations. Refer to Level 2 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements for further detail.

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

Equity investments
—12.24% of net asset value
Southeast
—6.51% of net asset value
Copperweld Bimetallics LLC (16)(18)(24)	Industrials and manufacturing		10/5/2016		676.93	$3,501	$4,038
Copperweld Bimetallics LLC (16)(19)	Industrials and manufacturing		10/5/2016	10/5/2021	609,230	8,950	15,244
Loadmaster Derrick & Equipment, Inc. (16)(18)	Energy / utilities		7/1/2016		2,956	1,114	—
Loadmaster Derrick & Equipment, Inc. (16)(19)	Energy / utilities		12/21/2016		12,131	—	—
				Subtotal southeast		$13,565	$19,282
Southwest
—0.57% of net asset value

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

December 31, 2019

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

The Company has established from time to time wholly owned subsidiaries or other subsidiaries that are structured as Delaware entities, or tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies, or LLCs (or other forms of pass-through entities). Corporate subsidiaries are not consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies.

The Company has a wholly owned subsidiary, THL Corporate Finance, Inc., which serves as the administrative agent on certain investment transactions.

2. Significant Accounting Policies and Recent Accounting Updates

Basis of Presentation

The Company is an investment company following the accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services - Investment Companies.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will generally not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in THL Credit OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in THL Credit Logan JV LLC. See also the disclosure under the heading THL Credit Logan JV LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and are therefore subject to credit risk. There were no cash equivalents as of December 31, 2019 and 2018.

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

Investments, for which market quotations are readily available, are valued using market quotations, which are generally obtained from an independent pricing service, broker-dealers or market makers. Debt and equity securities for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by the Company’s board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the pricing committee of THL Credit Advisors LLC, or the Advisor;
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

The types of factors that the Company may take into account in fair value pricing its investments include, as relevant, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flows, the markets in which the portfolio company does business, comparison to publicly traded securities and other relevant factors. The Company generally utilizes an income approach to value its debt investments and a combination of income and market approaches to value its equity investments. With respect to unquoted securities, the Advisor and the Company’s board of directors, in consultation with the Company’s independent third party valuation firms, value each investment considering, among other measures, discounted cash flow models, comparisons of financial ratios of peer companies that are public and other factors. Each valuation is then approved by the board of directors.

Debt Investments

For debt investments, the Company generally determines the fair value using an income, or yield, approach that analyzes the discounted cash flows of interest and principal for the debt security, as set forth in the associated loan agreements, as well as the financial position and credit risk of each portfolio investment. The Company’s estimate of the expected repayment date is generally the legal maturity date of the investment. The yield analysis considers changes in leverage levels, credit quality, portfolio company performance and other factors. The enterprise value, a market approach, is used to determine the value of equity and debt investments that are credit impaired, close to maturity or where the Company also holds a controlling equity interest. The method for determining enterprise value uses a multiple analysis, whereby appropriate multiples are applied to the portfolio company’s revenues or net income before net interest expense, income tax expense, depreciation and amortization, or EBITDA.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2019, the Company had loans on non-accrual status with an amortized cost basis of $36,003 and fair value of $15,104. As of December 31, 2018, the Company had loans on non-accrual status with an amortized cost basis of $37,978 and fair value of $18,067.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Accumulated PIK balance, beginning of year	$3,879	$3,922	$3,086
PIK income capitalized/receivable	2,501	2,493	2,166
PIK reduction due to sale	(2,254)	—	—
PIK received in cash from repayments	(538)	(1,629)	(32)
PIK reduced through restructurings/sales	—	—	(44)
PIK deemed uncollectible	—	(907)	(1,254)
Accumulated PIK balance, end of year	$3,588	$3,879	$3,922

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2019, 2018 and 2017.

The Company may also generate revenue in the form of fees from the management of Greenway and Greenway II (as defined in Note 4), prepayment premiums, commitment fees, loan origination fees, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2019, 2018 and 2017, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $418, $355 and $168, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2019, 2018 and 2017 :

	For the years ended December 31,
	2019	2018	2017
Current income tax benefit:
Current income tax (provision) benefit	$—	$(74)	$1
Current tax provision on realized gain on investments	—	—	(842)
Deferred income tax benefit (provision):
Deferred income tax benefit	—	39	272
Benefit (provision) for taxes on unrealized gain on investments	254	(284)	2,146

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2019 and 2018, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and 2018, $1,927 and $1,972, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in its corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2019 and 2018, $2,267 (net of $6,291 allowance) and $2,056 (net of $4,396 allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

Under the RIC Modernization Act (the “RIC Act”), the Company is permitted to carry forward capital losses incurred in taxable years beginning after December 22, 2010, for an unlimited period. However, any losses incurred during post-enactment taxable years will be required to be utilized prior to the losses incurred in pre-enactment taxable years, which carry an expiration date. As a result of this ordering rule, pre-enactment capital loss carryforwards may be more likely to expire unused. Additionally, post-enactment capital loss carryforwards will retain their character as either short-term or long-term capital losses rather than being considered all short-term as permitted under the rules applicable to pre-enactment capital losses.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2016 remain subject to examination by taxing authorities.

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

3. Investments

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be one to four years.

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

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2019:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$263,628	$—	$23,530	$240,098
Second lien debt	12,000	—	—	12,000
Equity investments	21,515	—	—	21,515
Investment in Logan JV (1)	83,393	—	—	—
Investments in funds (1)	3,589	—	—	—
Total investments	$384,125	$—	$23,530	$273,613

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

The following is a summary of the industry classification in which the Company invests as of December 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97,075	$83,397	21.71%	36.34%
Consumer products and services	61,771	55,014	14.32%	23.98%
Healthcare	54,297	54,152	14.10%	23.60%
Business services	44,504	44,938	11.70%	19.58%
Industrials and manufacturing	52,675	35,122	9.14%	15.31%
IT services	35,493	33,880	8.82%	14.77%
Financial services	23,783	24,150	6.29%	10.52%
Energy / utilities	47,543	23,772	6.19%	10.36%
Retail & grocery	15,683	17,714	4.61%	7.72%
Media, entertainment and leisure	8,391	8,506	2.21%	3.71%
Transportation	1,000	3,480	0.91%	1.52%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the industry classification in which the Company invests as of December 31, 2018:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Industrials and manufacturing	$104,643	$94,197	19.09%	31.86%
Investment funds and vehicles	92,396	84,829	17.18%	28.69%
Consumer products and services	74,921	69,101	14.00%	23.37%
Healthcare	62,484	60,234	12.20%	20.37%
IT services	52,367	50,426	10.21%	17.05%
Energy / utilities	46,494	37,052	7.51%	12.53%
Financial services	43,069	42,859	8.68%	14.49%
Retail & grocery	38,516	27,783	5.63%	9.40%
Business services	18,308	18,548	3.76%	6.27%
Media, entertainment and leisure	5,442	5,500	1.11%	1.86%
Transportation	1,000	3,124	0.63%	1.06%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$175,170	$162,789	42.38%	70.94%
Southwest	122,183	86,176	22.43%	37.56%
West	83,644	85,876	22.36%	37.43%
Midwest	28,996	25,125	6.54%	10.95%
Southeast	27,293	19,221	5.00%	8.38%
Canada	4,929	4,938	1.29%	2.15%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2018:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Southwest	$185,747	$154,689	31.34%	52.31%
Northeast	160,182	$151,210	30.63%	51.14%
West	72,340	$74,788	15.15%	25.29%
Southeast	77,935	$71,874	14.56%	24.31%
Midwest	28,435	$26,522	5.37%	8.97%
Canada	15,001	$14,570	2.95%	4.93%
Total Investments	$539,640	$493,653	100.00%	166.95%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$189,872	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	41,945	Market comparable companies (market approach)	EBITDA Multiple	6.1	x	-	6.6	x	(6.4	x)
	8,281	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	12,000	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(13%)
Equity investments	17,811	Market comparable companies (market approach)	EBITDA Multiple	4.2	x	-	4.7	x	(4.4	x)
	3,704	Market comparable companies (market approach)	Revenue Multiple	2.5	x	-	3.0	x	(2.7	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.3	x	(5.0	x)
Total Level 3 Investments	$273,613

(1)	Weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2018:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$216,662	Discounted cash flows (income approach)	Comparative Yield	12%		-	13%		(12%)
	98,307	Market comparable companies (market approach)	EBITDA Multiple	5.8	x	-	7.0	x	(6.4	x)
	6,663	Market comparable companies (market approach)	Revenue Multiple	0.5	x	-	0.6	x	(0.6	x)
Second lien debt	19,880	Discounted cash flows (income approach)	Comparative Yield	15%		-	17%		(16%)
	5,415	Market comparable companies (market approach)	EBITDA Multiple	5.0	x	-	5.5	x	(5.3	x)
Subordinated debt	6,556	Market comparable companies (market approach)	EBITDA Multiple	0.4	x	-	0.6	x	(0.5	x)
Equity investments	40,410	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.1	x	(4.8	x)
	3,124	Market comparable companies (market approach)	Revenue Multiple	2.8	x	-	3.8	x	(3.3	x)
Warrants	580	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.8	x	(5.3	x)

Total Level 3 Investments	$397,597

(1)	Weighted average based upon the fair value of the investments in each investment category.
(2)	Fair value of Alex Toys, LLC term loan was excluded from the first lien senior secured totals as the investment was valued based on a recent sale transaction.

The two primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights is the weighted average cost of capital, or WACC, and the comparative yield. Significant increases (decreases) in the WACC or in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreements or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach. In determining the comparative yield, for the income, or yield approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreements or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate comparative yield to use in the income approach.

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

The following table rolls forward the changes in fair value during the year ended December 31, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	114,579	-	-	219	-	114,798
Sales and repayments	(149,484)	(14,442)	(4,333)	(27,048)	-	(195,307)
Unrealized appreciation (depreciation)(1)	24	991	2,809	(9,660)	(580)	(6,416)
Realized (loss) gain	(57,417)	-	(5,553)	14,470	-	(48,500)
Net amortization of premiums, discounts and fees	1,086	156	-	-	-	1,242
PIK	1,962	-	521	-	-	2,483
Ending balance, December 31, 2019	$240,098	$12,000	$-	$21,515	$-	$273,613
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(22,906)	$19	$-	$(2,490)	$(580)	$(25,957)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the year ended December 31, 2018 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Investment in payment rights	Totals
Beginning balance, January 1, 2018	$407,097	$32,765	$19,105	$69,174	$75	$11,259	$539,475
Purchases	92,818	—	—	769	—	403	93,990
Sales and repayments	(143,608)	(6,224)	(12,302)	(24,740)	—	(11,491)	(198,365)
Unrealized appreciation (depreciation)(1)	(20,739)	19,687	433	(7,427)	505	(911)	(8,452)
Realized (loss) gain	(11,333)	(21,013)	(1,210)	5,476	—	740	(27,340)
Net amortization of premiums, discounts and fees	3,236	80	71	71	—	—	3,458
PIK	1,877	—	459	211	—	—	2,547
Ending balance, December 31, 2018	$329,348	$25,295	$6,556	$43,534	$580	$—	$405,313
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(28,559)	$(871)	$(583)	$(5,148)	$505	$—	$(34,656)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., and THL Credit Logan JV, LLC as of and for the year ended December 31, 2019 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and THL Credit Logan JV, LLC as of and for the year ended December 31, 2018 and C&K Market, Inc., Copperweld Bimetallic, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, THL Credit Logan JV, LLC and Tri-Starr Management Services, Inc., for the year ended December 31, 2017.

				For the years ended December 31,
Balance Sheet	As of December 31, 2019	As of December 31, 2018	Income Statement	2019	2018	2017
Current Assets	$48,675	$125,193	Net Sales	$275,884	$535,634	$594,343
Noncurrent assets	383,178	461,061	Gross Profit	100,436	238,997	144,614
Current liabilities	33,504	110,504	Net gain (loss)	11,694	(6,275)	(16,766)
Noncurrent liabilities	272,762	634,615

Pursuant to Rule 4-08 of Regulation S-X, summarized financial information is presented below for our significant unconsolidated subsidiary OEM Group, LLC as of and for the year ended December 31, 2019.

Balance Sheet	As of December 31, 2019	Income Statement	For the year ended December 31, 2019
Current Assets	$19,016	Net Sales	$34,935
Noncurrent assets	26,830	Gross Profit	8,515
Current liabilities	38,582	Net loss	(18,241)
Noncurrent liabilities	35,232

Pursuant to Rule 4-08 of Regulation S-X, summarized financial information is presented below for our significant unconsolidated subsidiary Copperweld Bimetallics, LLC as of and for the eight months ended August 31, 2019. The Company’s investment in Copperweld Bimetallics, LLC was sold in September 2019.

Balance Sheet	As of August 31, 2019	Income Statement	For the eights months ended August 31, 2019
Current Assets	$24,070	Net Sales	$63,785
Noncurrent assets	25,001	Gross Profit	12,656
Current liabilities	10,599	Net income	3,009
Noncurrent liabilities	8,000

In addition, the Company’s investment in THL Credit Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017. Accordingly, the financial statements for THL Credit Logan JV LLC have been attached as an exhibit to this Form 10-K.

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

As of December 31, 2019 and 2018, Logan JV had the following commitments, contributions and unfunded commitments from its members (in thousands):

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$97,400	$3,200	$99,400
Perspecta Trident LLC	50,000	24,350	800	24,850
Total Investments	$250,000	$121,750	$4,000	$124,250

	As of December 31, 2018
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$92,600	$-	$107,400
Perspecta Trident LLC	50,000	23,150	-	26,850
Total Investments	$250,000	$115,750	$-	$134,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2019 and December 31, 2018, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of December 31, 2019 and 2018, Logan JV had $236,141 and $241,679 outstanding borrowings under the credit facility, respectively. As of December 31, 2019, the effective interest rate on the Logan JV Credit Facility was 4.25% per annum.

As of December 31, 2019 and 2018, Logan JV had total investments at fair value of $332,182 and $329,771, respectively. As of December 31, 2019 and December 31, 2018, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 131 and 130 different borrowers, respectively. As of December 31, 2019, there were three loans on non-accrual status from two issuers with an amortized cost of $5,342 and fair value of $2,175. There were no loans on non-accrual status as of December 31, 2018. As of December 31, 2019 and 2018, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $3,861 and $4,263, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2019 and December 31, 2018 (dollar amounts in thousands):

	As of December 31, 2019	As of December 31, 2018
First lien secured debt, at par	$338,439	$327,574
Second lien debt, at par	8,529	16,962
Total debt investments, at par	$346,968	$344,536
Weighted average yield on first lien secured loans (1)	6.6%	7.2%
Weighted average yield on second lien loans (1)	9.7%	10.4%
Weighted average yield on all loans (1)	6.7%	7.4%
Number of borrowers in Logan JV	131	130
Largest loan to a single borrower (2)	$5,000	$5,101
Total of five largest loans to borrowers (2)	$24,906	$25,001

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2019 and December 31, 2018, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For years ended, December 31, 2019, 2018 and 2017, our share of income from distributions declared related to our Logan JV LLC equity interest was $9,760, $9,799 and $9,254, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2019 and December 31, 2018, $2,593 and $2,481, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and 2018, $327 and $207 of return of capital associated with distributions declared was included in the Distribution receivable on the Consolidated Statements of Assets and Liabilities, respectively. The distributions declared and earned for the year ended December 31, 2019 represented a dividend yield to the Company of 10.5% based upon average capital invested for the year. Distributions declared and earned for the year ended December 31, 2018 represented a dividend yield to the Company of 12.0% based upon average capital invested for the year. Distributions declared and earned for the year ended December 31, 2017 represented a dividend yield to the Company of 14.2% based upon average capital invested for the year.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $610,201, of which $206,785 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,538,462, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $630,036, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $71,456, which was unfunded as of December 31, 2019. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $1,041,667, which was unfunded as of December 31, 2019. Issuer pays 4.25% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $496,514, of which $372,386 was unfunded as of December 31, 2019. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Unsettled trade that interest will start to accrue on when the trade settles. 3 month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(10)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(11)	All investments are pledged as collateral for loans payable unless otherwise noted.
(12)	Loan was on non-accrual as of December 31, 2019.
(13)

Investments are valued using significant unobservable inputs. Refer to Level 3 fair value measurements quantitative information table in Note 3 of the Consolidated Financial Statements within Exhibit 99.1 for further detail.

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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017:

Selected Balance Sheet Information:

	As of December 31, 2019	As of December 31, 2018
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $340,083 and $337,104, respectively)	$332,182	$329,771
Cash	11,560	26,868
Other assets	4,234	2,194
Total assets	$347,976	$358,833
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$234,621	$239,356
Payable for investments purchased	2,888	7,342
Distribution payable	3,650	3,360
Other liabilities	2,576	2,744
Total liabilities	$243,735	$252,802
Members' capital	$104,241	$106,031
Total liabilities and members' capital	$347,976	$358,833

Selected Statement of Operations Information:

	For the year ended December 31, 2019	For the year ended December 31, 2018	For the year ended December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$25,190	$22,627	$16,996
Fee income	118	183	417
Total revenues	25,308	22,810	17,413
Credit facility expenses (1)	12,644	10,510	6,330
Other fees and expenses	457	426	364
Total expenses	13,101	10,936	6,694
Net investment income	12,207	11,874	10,719
Net realized (loss) gain	(7,079)	(2,132)	1,133
Net change in unrealized (depreciation) appreciation on investments	(569)	(5,023)	(3,135)
Net increase in members' capital from operations	$4,559	$4,719	$8,717

(1)

As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum. As of December 31, 2017, Logan JV had $169,632 of outstanding debt under the credit facility with an effective interest rate of 3.92% per annum.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the years ended December 31, 2018 and 2017, the Company recognized interest income totaling $1,438 and $2,027, respectively, related to the TRA. In December 2018, the Company sold its TRA investment in Duff & Phelps Corporation, which resulted in proceeds of $9,775, including a $785 realized gain.

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

4. Related Party Transactions

Prior Investment Management Agreement

On March 5, 2019, the Company’s investment management agreement (“original investment management agreement”) was re-approved by its board of directors, including a majority of the Company’s directors who are not interested persons of the Company. Under the investment management agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

Base Management Fee

The Company’s amended and restated investment management agreement provides that the base management fee is calculated at an annual rate of 1.0% of its gross assets payable quarterly in arrears on a calendar quarter basis. The amended and restated investment management agreement was approved by stockholders on June 14, 2019. Commencing April 1, 2019, the Advisor waived base management fees in excess of 1.0% per annum. Prior to June 14, 2019, the contractual base management fee was calculated at an annual rate of 1.5% of our gross assets payable quarterly in arrears on a calendar quarter basis. For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred base management fees of $6,043, $9,006 and $10,389, respectively. As of December 31, 2019 and 2018, $1,103 and $2,112, respectively, was payable to the Advisor.

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

Incentive Fee on Net Investment Income as of January 1, 2020

The amended and restated investment management agreement that modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”). The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

For the year ended December 31, 2019, the Company would have incurred $0 of incentive fees related to ordinary income under this calculation.

For the year ended December 31, 2018, the Company would have incurred $2,645 of incentive fees related to ordinary income under the new calculation. These fees were calculated based on the incentive fee rate of 20.0% which was in effect through June 14, 2019, the date when a reduced rate of 17.5% was approved by the shareholders. These fees under the new formula were greater on a cumulative basis than the fees calculated based on the formula as in effect under the original investment management agreement and therefore, the fees under the old formula were reflected as an expense as well as a corresponding waiver in the same amount.

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

For the year ended December 31, 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

For the year ended December 31, 2018, the Company incurred $(45), net of incentive fees waived of $1,741, of incentive fees related to ordinary income under the old calculation.  These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, these fees were booked as an expenses for the period.

For the year ended December 31, 2017, the Company incurred $2,374, net of incentive fees waived of $811, of incentive fees related to ordinary income.

Incentive Fee on Net Investment Income Payable

For the years ended December 31, 2019, 2018 and 2017, the Company reversed $109, $45 and $104, respectively, of incentive fees related to the adjustment of previously deferred incentive fee.

As of December 31, 2019 and 2018, $0 and $143, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019 and 2018, $568 and $677, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the investment management agreement as of December 31, 2019 and 2018.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2019, 2018 and 2017, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2019, 2018 and 2017, the Company incurred administrator expenses of $1,498, $2,083 and $2,869, respectively. As of December 31, 2019 and December 31, 2018, $122 and $81 of administrator expenses was due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

License Agreement

The Company and the Advisor have entered into a license agreement with Thomas H. Lee Partners, L.P., or THL Partners, under which THL Partners has granted to the Company and the Advisor a non-exclusive, personal, revocable, worldwide, non-transferable license to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with the Company’s and the Advisor’s respective businesses. This license agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The license agreement is terminable either in its entirety or with respect to the Company or the Advisor by THL Partners at any time in its sole discretion upon 60 days prior written notice, and is also terminable with respect to either the Company or the Advisor by THL Partners in the case of certain events of non-compliance. After the expiration of its first one year term, the entire license agreement is terminable by either the Company or the Advisor at the Company or its sole discretion upon 60 days prior written notice. Upon termination of the license agreement, the Company and the Advisor must cease to use the name and mark THL, including any use in the Company’s respective legal names, filings, listings and other uses that may require the Company to withdraw or replace the Company’s names and marks. Other than with respect to the limited rights contained in the license agreement, the Company and the Advisor have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with the Company have no recourse against THL Partners.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2019, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the December 31, 2019 and 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2019, 2018 and 2017, the Company earned $59, $87 and $0, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, $10 and $12 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of December 31, 2019, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the December 31, 2019 and 2018 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2019, 2018 and 2017, the Company earned $415, $805 and $1,101, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2019 and 2018, $55 and $145, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2019 and 2018, there were fees of $120 and $166, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2019, the Advisor owed $122, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, the Advisor owed $81, respectively, of administrator expenses reimbursable to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2019 and 2018, $65 and $267 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc. and $257 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2018, it had $3,154 of dividends receivable from Logan JV, Copperweld Bimetallics, LLC and C&K Market, Inc. and $217 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

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

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Aerogroup International Inc. (1)	$(2,376)	$(7,200)	$—
Alex Toys, LLC (2)	(1,460)	—	—
Charming Charlie LLC (3)	(24,652)	(11,494)	—
Copperweld Bimetallics, LLC (4)	16,349	—	—
Constructive Media, LLC	163	366	—
CRS Reprocessing, LLC (5)	—	—	(11,924)
Duff & Phelps Corporation	—	785	—
Fairstone Financial Inc. (6)	249	157	—
Firebirds International, LLC	16	139	—
Food Processing Holdings, LLC	—	28	693
Flagship VII, Ltd.	—	—	(808)
Flagship VIII, Ltd.	—	—	(649)
Gryphon Partners 3.5, L.P.	495	342	589
Hostway Corporation	—	—	(951)
LAI International, Inc. (7)	(22,977)	—	—
Martex Fiber Southern Corp. (8)	(5,472)	—	—
Specialty Brands Holdings, LLC (9)	(125)	(21,013)	—
Thibaut, Inc. (10)	3	101	4,535
Tri Starr Management Services, Inc. (11)	366	5,470	—
Washington Inventory Service (12)	—	—	(10,378)
YP Equity Investors, LLC (13)	—	21	1,263
Other	(125)	(62)	392
Net realized losses	$(39,546)	$(32,360)	$(17,238)

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

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the Company removed Charming Charlie from Investments, at fair value and reflected $3,097 of the expected liquidation proceeds as Escrow and other receivable on the Consolidated Statements of Assets and Liabilities as of December 31, 2019. As of the reporting date, Charming Charlie has ceased its operations and has been actively liquidating its assets. The realized loss of $24,652 was offset by a corresponding change in unrealized appreciation. For further detail on the restructuring loss incurred in 2018, please refer to prior year filings.

(4)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 and expects an additional $1,748 in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019. The escrow proceeds are expected to be received throughout 2020 and 2021. The realized gain was largely offset by a corresponding change in unrealized depreciation.

(5)	On September 11, 2017, the Company sold its senior secured term loan realizing proceeds of $3,160.
(6)	Includes the impact of foreign exchange gain.
(7)

During 2019, the Company received $19,730 in proceeds from the sale of certain business segments of LAI International Inc. An additional $1,239 in proceeds, reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019, are expected from the sale of other segments of the business and realization of certain receivables. The realized loss of $22,977 was largely offset by a corresponding change in unrealized appreciation.

(8)

On December 31, 2019, the Company sold its subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4,333. The proceeds were subsequently received in January 2020. The realized loss of $5,472 was partially offset by a corresponding change in unrealized appreciation.

(9)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, the Company recognized a loss of $21,016 and reversed $20,347 of unrealized depreciation.

(10)

On December 29, 2017, the Company sold its preferred and common equity investments with a cost basis of $4,729 for $9,264 resulting in a realized gain of $4,535, which includes an escrow receivable of $60.

(11)

On October 26, 2018, the Company sold its senior secured term loans and common equity interest in Tri Starr Management Services, Inc., resulting in a $5,470 net realized gain, which was offset by a corresponding change in unrealized appreciation. The Company expects an additional $1,148 in escrow proceeds that are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2019.

(12)	On June 8, 2017, as part of restructuring the business, the Company agreed to sell its second lien term loan to the first lien lenders for $550.
(13)

In connection with the proceeds received from the 2017 exit of its equity investment in YP Equity Investors, LLC and affiliated funds held in a consolidated blocker corporation, the Company recorded an income tax provision on realized gains of $0 and $842, respectively, for the years ended December 31, 2018 and 2017.

6. Net Decrease in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net decrease in net assets per share resulting from operations:

	For the years ended December 31,
	2019	2018	2017
Numerator—net decrease in net assets resulting from operations:	$(24,610)	$(10,599)	$(7,904)
Denominator—basic and diluted weighted average common shares:	31,313	32,634	32,797
Basic and diluted net decrease in net assets per common share resulting from operations:	$(0.79)	$(0.32)	$(0.24)

Diluted net decrease in net assets per share resulting from operations equals basic net decrease in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2019 and December 31, 2018:

	As of
	December 31, 2019				December 31, 2018
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)(3)	Weighted Average Interest Rate (7)	Commitments	Borrowings Outstanding (4)(6)	Weighted Average Borrowings Outstanding (5)(6)	Weighted Average Interest Rate (7)
Revolving Facility (8)(9)	$190,000	$66,161	$92,101	4.25%	$275,000	$107,657	$135,121	4.90%
2021 Notes	-	-	-	-	-	-	42,361	-
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	15,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	12,136	6.13%
Total	$301,607	$177,768	$203,708	5.64%	$386,607	$219,264	$204,618	5.70%

(1)

As of December 31, 2019, borrowings outstanding excludes deferred financing costs of $1,081 for the 2022 Notes and $1,661 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(3)	Canadian denominated borrowings are converted to United States dollars (USD) using the spot rate on the date of repayment (July 2, 2019) for purposes of this calculation.
(4)

As of December 31, 2018, borrowings outstanding excludes deferred financing costs of $1,443 for the 2022 Notes and $2,097 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(5)	Represents the weighted average borrowings outstanding for the year ended December 31, 2018.
(6)	Canadian denominated borrowings are converted to United States dollars (USD) using the year-end spot rate for purposes of this calculation.
(7)	Represents the weighted average interest rate as of December 31, 2019 and December 31, 2018.
(8)

As part of Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement (“Amendment No.1”) dated March 26, 2019, the revolver commitments have been reduced to $190,000 from $275,000.

(9)

The Company may borrow amounts in U.S. dollars or certain other permitted currencies. As of December 31, 2019, the Company had no Canadian denominated debt outstanding on its Revolving Facility. As of December 31, 2018, the Company had outstanding debt denominated in Canadian Dollars (CAD) of CAD 19,389 on its Revolving Facility. The CAD was converted to USD at a sport exchange rate of $0.73 CAD to $1.00 USD as of December 31, 2018.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000 and terminated the $75,000 Term Loan Facility. On March 26, 2019, the Company entered into Amendment No.1 which amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants.

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2019.

As of December 31, 2019, the Company had USD borrowings of $66,161 outstanding under the Revolving Facility with a weighted average interest rate of 4.25%. The borrowings denominated in Canadian dollars were translated into United States dollars based on the spot rate at date of repayment. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in net realized gain (loss) on foreign currency transactions in the Consolidated Statements of Operations. As of December 31, 2019, there were no Canadian borrowings outstanding on the Revolving Facility.

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

For the year ended December 31, 2019, the Company borrowed $105,450 and repaid $147,529 (includes CAD 19,389 converted at the time of the repayment to USD $14,779). For the year ended December 31, 2018, the Company borrowed $177,500 and repaid $235,588 (includes CAD 10,000 converted at the time of the repayment to USD $7,688) under the Revolving Facility. For the year ended December 31, 2017, the Company borrowed $103,360 (includes CAD 29,389 converted to USD $23,456) and repaid $120,250 under Revolving Facility.

As of December 31, 2019 and December 31, 2018, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2019 and December 31, 2018, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $5,209, $6,829 and $8,583, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization of deferred financing costs of $906, $584 and $2,080, which included $353, $0 and $1,193 of accelerated unamortized deferred financing costs, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2019, 2018 and 2017. As of December 31, 2019, the Company had $1,619 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2018, the Company had $2,314 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. The Company may be able to increase its leverage up to an amount that reduces its asset coverage ratio to 150% once it amends the Revolving Facility, which would require its lender consent. The Company’s asset coverage ratio as of December 31, 2019 was in excess of 200%.

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

As of December 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,887, respectively. As of December 31, 2018, the carrying amount and fair value of the Notes was $111,607 and $111,029, respectively. The fair value of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, the Company incurred $4,771 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2019, 2018 and 2017, the Company amortized approximately $809, $1,648 and $667 of deferred financing costs, respectively, which included $0, $920 and $0 of accelerated amortization in connection with redemption of 2021 Notes, respectively, and is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2019 and 2018, the Company had $2,742 and $3,541 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2019, 2018 and 2017, the Company incurred interest expense on the Notes of $7,211, $7,656 and $7,425, respectively.

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

As of December 31, 2019 and 2018, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2019	December 31, 2018
Unfunded delayed draw facilities
BCDI Rodeo Dental Buyer, LLC	$1,980	$—
Certify, Inc.	105	—
Charming Charlie LLC (2)	—	8,275
Home Partners of America, Inc.	—	5,858
PDFTron Systems	1,089	—
Simplicity Financial Marketing Holdings Inc.	984	—
Women's Health USA, Inc.	—	29
	4,158	14,162
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Intermediate Holding II, LLC	663	—
BCDI Rodeo Dental Buyer, LLC	808	—
Certify, Inc.	60	—
Communication Technology Intermediate	456
EBS Intermediate LLC	1,667	1,667
Gener8, LLC	1,500	950
HealthDrive Corporation(2)	2,111	1,761
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
IRC Opco LLC	818	—
Loadmaster Derrick & Equipment, Inc.	612	—
NCP Investor, Inc.	1,000	1,000
OEM Group, LLC (2)	3,750	2,326
PDFTron Systems Inc.	533	—
Sciens Building Solutions, LLC	—	2,556
Simplicity Financial Marketing Holdings Inc.	370	—
SolutionReach, Inc.	933	—
SPST Holdings, LLC	755	755
SRS Acquiom Holdings, LLC	400	400
Women's Health USA, Inc.	1,500	1,500
	21,039	16,018
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	184	380
	864	1,060

Total unfunded commitments	$26,061	$31,240
(1)	The Company has sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issues standby letters of credit.

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

9. Distributable Taxable Income

The following reconciles net decrease in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2019	2018
Net decrease in net assets resulting from operations	$(24,610)	$(10,599)
Net realized loss on investments	39,735	32,565
Net change in unrealized depreciation on investments	12,494	11,871
Net change in unrealized (depreciation) appreciation attributable to non-controlling interests	-	703
(Benefit) provision for taxes on unrealized gain on investments	(254)	284
Expenses not currently deductible and income and realized losses not currently includable	(834)	(2,205)
Non-deductible expenses and income not includable	(1,168)	178
Taxable income before deductions for distributions paid	$25,363	$32,797

The above amount of 2019 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return for 2019 by September 2020.

For the years ended December 31, 2019 and 2018, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2019	2018
Accumulated undistributed net realized gains	$1,513	$(960)
Accumulated undistributed net investment income	(1,156)	1,239
Paid-in capital in excess of par	$(357)	$(279)
Distributable earnings	357	279

As of December 31, 2019 and 2018, the cost of investments for tax purposes was $447,230 and $561,630, respectively, resulting in net unrealized depreciation of ($63,105) and ($67,977) respectively. As of December 31, 2019 and 2018, the Company had estimated net operating losses of $13,005 and $9,216, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2019 and 2018, the Company recorded an allowance of $5,156 and $1,920, respectively, against these federal and state net operating loss carryforwards. As of December 31, 2019 and 2018, the Company had estimated capital loss carryforwards of $7,375, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2019 and 2018, the Company recorded an allowance of $7,154 against these federal and state capital loss carryforwards. As of December 31, 2019 and 2018, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $122,087 and $74,561, respectively. As of December 31, 2019 and 2018, the Company has estimated short-term net capital loss carryforwards not subject to expiration of $4,887 and $0, respectively.

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 7, 2017	March 20, 2017	March 31, 2017	$0.27
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were $0, $0 and $3, respectively, of dividends reinvested for the years ended December 31, 2019, 2018 and 2017 under the dividend reinvestment plan.

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

The tax character of distributions declared and paid in 2019 represented $26,174 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35,191 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2017 represented $35,397 from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2019 and 2018 were $323 and $279, respectively.

11. Financial Highlights

	For the years ended December 31,
	2019	2018	2017	2016	2015
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$9.15	$10.51	$11.82	$12.58	$13.08
Net investment income, after taxes(2)	0.87	1.07	1.21	1.35	1.41
Net realized (loss) gain on investments(2)	(1.27)	(1.00)	(0.53)	(1.17)	0.01
Income tax provision, realized gain(2)	—	—	(0.03)	—	—
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.40)	(0.38)	(0.96)	0.33	(0.53)
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	(0.01)	0.07	0.01	(0.04)
Interest rate derivative periodic interest payments, net (2)	—	—	—	(0.01)	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to THL Credit, Inc.	(0.79)	(0.32)	(0.24)	0.51	0.84
Accretive effect of repurchase of common stock	0.12	0.04	0.01	0.02	0.02
Distributions to stockholders from net investment income	(0.84)	(1.08)	(1.08)	(1.29)	(1.36)
Total distributions	(0.84)	(1.08)	(1.08)	(1.29)	(1.36)
Net asset value attributable to THL Credit, Inc., end of period	$7.64	$9.15	$10.51	$11.82	$12.58

Per share market value at end of period	$6.31	$6.08	$9.05	$10.01	$10.70
Total return(3)	17.70%	(22.38%)	1.14%	5.76%	2.41%
Shares outstanding at end of period	30,022	32,318	32,674	32,925	33,311
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$229,455	$295,681	$343,327	$389,820	$418,899
Ratio of total expenses to average net assets, attributable to THL Credit Inc.(4)(6)(8)	9.29%	9.62%	9.90%	9.96%	10.87%
Ratio of net investment income to average net assets, attributable to THL Credit Inc. (7)(9)	10.21%	10.34%	10.43%	11.19%	10.81%
Portfolio turnover, attributable to THL Credit, Inc.	32.55%	21.94%	17.13%	18.94%	22.85%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the years ended December 31, 2019, 2018, 2017, 2016, and 2015, the ratio components included 2.06%, 2.67%, 2.73%, 2.75% and 2.69% of net base management fee, (0.04%), (0.01%), 0.62%, 1.12% and 2.70% of net incentive fee, 5.27%, 4.97%, 4.92%, 3.06% and 3.29% of the cost of  borrowing, 1.93%, 1.80%, 1.93%, 2.02% and 1.95% of other operating expenses, and 0.07%, 0.19%, (0.30%), 0.01% and 0.22% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions, as applicable.
(6)

Ratio of total expenses before incentive fee waiver to average net assets attributable to THL Credit Inc. was 10.13% and 10.12% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2019, 2016 or 2015.

(7)

Ratio of net investment income before incentive fee waiver to average net assets attributable to THL Credit Inc. was 9.82% and 10.21% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2019, 2016 or 2015.

(8)

Ratio of total expenses before management fee waiver to average net assets attributable to THL Credit Inc. was 9.49%  for the year ended December 31, 2019. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016 or 2015.

(9)

Ratio of net investment income before management fee waiver to average net assets attributable to THL Credit Inc. was 10.02% for the year ended December 31, 2019. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016 or 2015.

12. Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the Company’s board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. The Company has provided its stockholders with notice of its ability to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the years ended December 31, 2019, 2018 and 2017:

	For the years ended December 31,
	2019	2018	2017
Dollar amount repurchased (1)	$15,442	$2,558	$2,493
Shares repurchased	2,296	356	252
Average price per share (including commission)	$6.73	$7.18	$9.89
Weighted average discount to net asset value	22.37%	29.07%	15.02%

(1)

The Company purchased 55,400 shares at an average price of $6.75, inclusive of commissions, during 2019 prior to the adoption of the stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Subsequent to March 13, 2019, all shares were purchased under the 10b5-1 plan.

13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2019, except as discussed below.

On December 8, 2019, THL Credit Advisors LLC and First Eagle Investment Management, LLC (“First Eagle”) entered into a definitive agreement, whereby First Eagle agreed, subject to the satisfaction of certain closing conditions, to merge a newly formed subsidiary of First Eagle with and into the Advisor, with the Advisor as the surviving company (the “Transaction”).  The Transaction closed on January 31, 2020.  Immediately after closing of the Transaction, the Advisor changed its name to First Eagle Alternative Credit, LLC.

The Transaction resulted in a change of control of the Advisor and an “assignment” of the prior investment management agreement (“Prior Investment Management Agreement”) between the Company and the Advisor under the 1940 Act, meaning that the Prior Investment Management Agreement terminated automatically by its terms.  On January 28, 2020, the Company’s Board unanimously approved an interim management agreement (the “Interim Investment Management Agreement”) that includes substantially the same terms as the Prior Investment Advisory Agreement.  The Interim Investment Management Agreement became effective January 31, 2020.

On January 28, 2020, the Company’s Board also unanimously approved a new investment management agreement (the “New Investment Management Agreement”) between the Company and the Advisor.  All material terms of the New Investment Management Agreement will remain unchanged from the material terms of the Prior Investment Advisory Agreement.  The New Investment Management Agreement is subject to stockholder approval.  Advisory fees earned under the Interim Investment Management Agreement will be escrowed pending stockholder approval of the New Investment Management Agreement.

In connection with the Transaction, First Eagle and the sellers of the Advisor, including certain members of management of the Advisor (collectively, the “Investors”), agreed, subject to the satisfaction of certain conditions, to purchase newly issued common stock of the Company at the net asset value per share determined as of a time within forty-eight hours prior to the sale (excluding Sundays and holidays) in one or more primary issuances. On March 3, 2020, the Company entered into a commitment letter (the “Commitment Letter”) with First Eagle and the Investors.  Pursuant to the Commitment Letter, First Eagle and the Investors agreed to purchase from the Company, in aggregate, approximately $30,000 of the Company’s common stock in a publicly registered issuance on or before April 21, 2020. First Eagle and the Investors committed to purchase the shares at the Company’s net asset value per share, as approved in accordance with the 1940 Act.  First Eagle’s share of the commitment is approximately $20,000 and the Investors’ share is approximately $10,000. Using the Company’s net asset value per share of $7.64 as of December 31, 2019, the issuance would increase First Eagle’s (including through its subsidiaries) and all Investors aggregate share ownership from approximately 4.7% to approximately 15.8% of the Company’s total outstanding common stock, based on the Company’s outstanding shares as of March 4, 2020 plus the estimated number of shares to be issued pursuant to the Commitment Letter.  The stock issuance may be at a price higher or lower than $7.64 based on potential changes in valuations, distributions, issuances of securities and earnings as of the issuance date. The Company’s Board has not yet approved the fair value of portfolio investments as of any date subsequent to December 31, 2019.

On March 3, 2020, the Company’s Board approved using the proceeds from the issuance of the Company’s stock pursuant to the Commitment letter to repurchase shares of the Company’s common stock at a price below net asset value per share pursuant to a cash tender offer, contingent upon (i) stockholders’ approval of the New Investment Management Agreement by and between the Company and the Advisor and (ii) the Company’s common stock trading at a discount to net asset value per share on the date of such approval.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020, assuming the Company’s stockholders approve the New Investment Management Agreement by and between the Company and the Advisor.

From January 1, 2020 through March 4, 2020, the Company made three new investments totaling $17,778 at par and revolver and delayed draw fundings totaling $6,621 at a combined weighted average yield based upon cost at time of investment of 7.6%. Additionally, from January 1, 2020 through March 5, 2020, the Company sold its eight first lien senior secured broadly syndicated investments for total proceeds of $23,279.

From January 1, 2020 through March 4, 2020, the Company repurchased 308,827 shares of common stock for a total cost of $1,991 as part of a previously approved 10b5-1 Stock Repurchase Plan. This brings the total number of shares repurchased since adoption of the $10,000 stock repurchase program on December 16, 2019 to 376,569 shares at an aggregate cost of $2,432.

On March 3, 2020, the Board declared a dividend of $0.21 per share payable on March 31, 2020 to stockholders of record at the close of business on March 20, 2020.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2019
Control Investments
—61.86% of net asset value
Control Investments - Majority Owned
—55.25% of net asset value
First lien senior secured debt
—18.92% of net asset value
Southeast
—3.60% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 12.4% (LIBOR+ 10.3% PIK) due 12/31/2020	$7,553	$1,370	$(50)	$—	$1,234	$—	$7,553
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 12.4% (LIBOR + 10.3% PIK) (3) due 12/31/2020	9,707	—	—	—	(935)	—	728
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 14.1% (LIBOR + 12% PIK) (3) due 12/31/2020	2,248	—	—	—	—	—	—
Subtotal Southeast	$19,508	$1,370	$(50)	$—	$299	$—	$8,281

Southwest
—15.32% of net asset value
OEM Group, LLC - Senior secured term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	$19,879	$—	$—	$—	$(5,964)	$2,298	$13,916
OEM Group, LLC - Senior secured revolving term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	14,562	8,711	(1,000)	—	(5)	1,170	14,562
OEM Group, LLC - Senior secured revolving term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	9,492	—	—	—	(2,849)	1,100	6,644
Subtotal Southwest	$43,933	$8,711	$(1,000)	$—	$(8,818)	$4,568	$35,122

Subtotal first lien senior secured debt	$63,441	$10,081	$(1,050)	$—	$(8,519)	$4,568	$43,403

Second lien debt
—0.00% of net asset value
Southeast
—0.00% of net asset value
Copperweld Bimetallics, LLC - 12% cash due 10/5/2021	$5,415	$—	$(5,415)	$—	$—	$540	$-
Subtotal Southeast	$5,415	$—	$(5,415)	$—	$—	$540	$-

Subtotal second lien debt	$5,415	$—	$(5,415)	$—	$—	$540	$-

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Copperweld Bimetallics, LLC (5)	677	$—	$(4,036)	$535	$(538)	$365	$—
Copperweld Bimetallics, LLC (6)	609,230	—	(23,014)	15,813	(6,294)	1,828	—
Loadmaster Derrick & Equipment, Inc. (3)(5)	2,956	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$(27,050)	$16,348	$(6,832)	$2,193	$—

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2019
Southwest
—0.00% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$(1,674)	$—	$—
Subtotal Southwest		$—	$—	$—	$(1,674)	$—	$—

Subtotal equity investments		$—	$(27,050)	$16,348	$(8,506)	$2,193	$—

Investments in funds
—36.34% of net asset value
Northeast
—36.34% of net asset value
THL Credit Logan JV LLC (4) (7)		$8,000	$(3,320)	$—	$(6,113)	$9,758	$83,393
Subtotal investments in funds		$8,000	$(3,320)	$—	$(6,113)	$9,758	$83,393

Total Control Investments - Majority Owned		$18,081	$(36,835)	$16,348	$(23,138)	$17,059	$126,796

Control Investments - Less Than Majority Owned
—6.60% of net asset value
Equity Investments

West
—6.60% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(107)	$2,641	$5,174
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(107)	$2,641	$15,136

Subtotal equity investments		$—	$—	$—	$(107)	$2,641	$15,136

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(107)	$2,641	$15,136

Total Control Investments		$18,081	$(36,835)	$16,348	$(23,245)	$19,700	$141,932

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

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2019

Subtotal first lien senior secured debt	$27,829	$3,802	$—	$(24,652)	$13,216	$154	$—

Equity Investments
—0.00% of net asset value
Southwest
—0.00% of net asset value
Charming Charlie LLC (6)	128,307,716	$—	$—	$—	(465)	$—	$—
Subtotal Southwest		$—	$—	$—	$(465)	$—	$—

Subtotal equity investments		$—	$—	$—	$(465)	$—	$—

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$59	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	—	416	3
Subtotal Northeast		$—	$—	$—	$—	$475	$4

Subtotal investments in funds		$—	$—	$—	$—	$475	$4

Total Affiliate Investments		$3,802	$—	$(24,652)	$12,751	$629	$4

Total Control and Affiliate Investments—— 61.86% of net asset value		$21,883	$(36,835)	$(8,304)	$(10,494)	$20,329	$141,936

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2019. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2019. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2019, the 30-day, 90-day and 180-day LIBOR rates were 1.76%, 1.91%, and 1.91%, respectively. As of December 31, 2018, the 30-day, 90-day and 180-day LIBOR rates were 2.52%, 2.80%, and 2.87%, respectively.

(3)	Loan was on non-accrual as of December 31, 2019.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

(10)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the investment was removed from Investments, at fair value and the expected liquidation proceeds were reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, $3,097 of remaining liquidation proceeds are reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities. As of the reporting date, Charming Charlie LLC has ceased its operations and has been actively liquidating its assets. The Company expects to collect its share of liquidation proceeds in the near term.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of THL Credit, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “THL Credit” refer to THL Credit, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2019.

(c) Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

None

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2020 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 – Page 192

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

4.6	Form of 6.125% Note due 2023 (included as part of Exhibit 4.5).

4.7	Description of THL Credit, Inc.’s Registered Securities*

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.2

Interim Investment Management Agreement, dated as of January 31, 2020, between THL Credit, Inc. and First Eagle Alternative Credit, LLC. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on February 4, 2020).

10.3	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.4

Administration Agreement, dated as of January 31, 2020, between THL Credit, Inc. and First Eagle Alternative Credit, LLC. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on February 4, 2020).

10.5	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010)

10.6

License Agreement (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010)

10.7

Amended and Restated Senior Secured Term Loan Credit Agreement dated as of August 19, 2015, by and among the Company as borrower, each of the subsidiary guarantors party thereto, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on August 20, 2015)

10.9

Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 15, 2017, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Borrower. (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 19, 2017)

10.10

Amendment No.3 to the Second Amended and Restated Senior Secured Revolving Credit Agreement dated as of December 15, 2017, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Borrower.*

10.11

Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement, dated as of March  26, 2019, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 29, 2019).

10.12

Amended and Restated Investment Management Agreement, dated as of June 14, 2019, between THL Credit, Inc., a Delaware corporation, and THL Credit Advisors LLC, a Delaware limited liability company (Incorporated by reference from the Registrant’s post-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on June 19, 2019)

10.13

THL Credit Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between THL Credit, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014)

21

Subsidiaries of the Registrant

THL Credit Holdings, Inc.—Delaware

THL Corporate Finance, Inc.—Delaware

THL Credit SBIC, L.P. —Delaware

THL Credit SBIC GP, LLC—Delaware

THL Credit OEMG Investor, Inc.—Delaware

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*

99.1	Financial Statements of THL Credit Logan JV LLC as of and for the year ended December 31, 2019 (audited)*

(*)	Filed herewith

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2020	By:	/s/ CHRISTOPHER J. FLYNN
THL Credit, Inc. Christopher J. Flynn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5, 2020	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Director and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2020	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 5, 2020	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: March 5, 2020	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: March 5, 2020	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: March 5, 2020	By:	/S/ JAMES D. KERN
James D. Kern Director

Date: March 5, 2020	By:	/S/ JANE NELSON
Jane Nelson Director