Form 10-K/A
period 2019-12-31
THL Credit, Inc.
filed 2020-03-30
CIK 1464963

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

EXPLANATORY NOTE

THL Credit, Inc., a Delaware corporation, or together with its subsidiaries, where applicable, the Company, which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 1 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 5, 2020 (the “Form 10-K”), to provide stand-alone audited financial statements for our investments in two unconsolidated controlled portfolio companies, OEM Group, LLC (“OEM Group”) and Copperweld Bimetallics LLC (“Copperweld”), for the years ended December 31, 2019 and December 31, 2018, respectively. The OEM Group audited consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 (Exhibit 99.1), and unaudited consolidated financial statements for the fiscal year ended December 31, 2017 (Exhibit 99.2), and Copperweld’s audited consolidated financial statements for the fiscal year ended December 31, 2018 (Exhibit 99.3) and unaudited consolidated financial statements for the fiscal year ended December 31, 2017 (Exhibit 99.4) are included in Part IV, Item 15 of this filing.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Amendment to the Annual Report on Form 10-K:

1.	Financial Statements

(a)	OEM Group

Audited

Consolidated balance sheets as of December 31, 2019 and 2018

Consolidated statements of operations and comprehensive loss for the years ended December 31, 2019 and 2018

Consolidated statements of members’ deficit for the years ended December 31, 2019 and 2018

Consolidated statements of cash flows for the years ended December 31, 2019 and 2018

Notes to consolidated financial statements

Unaudited

Consolidated balance sheet as of December 31, 2017

Consolidated statement of operations and comprehensive loss for the year ended December 31, 2017

Consolidated statement of members’ equity for the year ended December 31, 2017

Consolidated statement of cash flows for the year ended December 31, 2017

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

Consolidated statement of cash flows for the year ended December 31, 2018

Notes to consolidated financial statements

Unaudited

Consolidated balance sheet as of December 31, 2017

Consolidated statements of comprehensive loss for the years ended December 31, 2017

Consolidated statement of changes in member’s equity (deficit) for the years ended December 31, 2017

Consolidated statement of cash flows for the years ended December 31, 2017

Notes to consolidated financial statements

2.	Financial Statement Schedule

None

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The following exhibits are filed as part of this Amendment to the Annual Report on Form 10-K:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Financial Statements of OEM Group, LLC as of and for the years ended December 31, 2019 and 2018 (audited)

99.2	Financial Statements of OEM Group, LLC as of and for the year ended December 31, 2017

99.3	Financial Statements of Copperweld Bimetallics LLC as of and for the year ended December 31, 2018 (audited)

99.4	Financial Statements of Copperweld Bimetallics LLC as of and for the year ended December 31, 2017

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2020	By:	/S/ CHRISTOPHER J. FLYNN
THL Credit, Inc.
Christopher J. Flynn
Chief Executive Officer