Form 10-Q
period 2020-03-31
THL Credit, Inc.
filed 2020-05-07
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2020 was 35,298,410.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

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
•

the impact of legislative and regulatory actions and reforms and regulatory, supervisory or enforcement actions of government agencies relating to us or First Eagle Alternative Credit LLC, the Advisor;

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
•

the impact of pandemics or other serious public health epidemics, such as the current novel coronovirus ("COVID-19") pandemic on our operations, our portfolio companies' business, or the global economy;

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $264,447 and $263,444, respectively)	$218,219	$242,189
Controlled investments (cost of $178,119 and $178,769, respectively)	98,582	141,932
Non-controlled, affiliated investments (cost of $2 and $2, respectively)	4	4
Cash	22,076	5,890
Escrows and other receivables	4,156	12,353
Interest, dividends, and fees receivable	4,316	4,623
Deferred tax assets	2,315	2,267
Deferred financing costs	1,175	1,619
Prepaid expenses and other assets	820	829
Due from affiliate	121	192
Total assets	$351,784	$411,898
Liabilities:
Loans payable	$81,661	$66,161
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,540 and $2,742, respectively)	109,067	108,866
Accrued expenses and other liabilities	3,098	3,434
Deferred tax liability	1,505	1,927
Base management fees payable	1,024	1,103
Accrued incentive fees	156	568
Accrued interest and fees	291	384
Accrued administrator expenses	77	—
Total liabilities	196,879	182,443
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 29,680 and 30,022 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	30	30
Paid-in capital in excess of par	413,404	415,596
Accumulated deficit	(258,529)	(186,171)
Total net assets	$154,905	$229,455
Total liabilities and net assets	$351,784	$411,898
Net asset value per share	$5.22	$7.64

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended March 31,
	2020	2019
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$4,936	$8,066
PIK interest income	49	347
Other income	52	454
From non-controlled, affiliated investments:
Cash interest income	—	34
Other income	82	197
From controlled investments:
Cash interest income	(276)	999
PIK interest income	—	350
Dividend income	3,007	3,706
Other income	38	38
Total investment income	7,888	14,191
Expenses:
Interest and fees on borrowings	2,703	3,398
Base management fees	1,024	1,910
Incentive fees	(411)	—
Administrator expenses	327	449
Other general and administrative expenses	334	373
Amortization of deferred financing costs	651	695
Professional fees	371	397
Directors' fees	176	188
Total expenses	5,175	7,410
Income tax provision, excise and other taxes	52	77
Net investment income	2,661	6,704
Realized Gain (Loss) and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized gain (loss) on investments:
Non-controlled, non-affiliated investments	214	(2,417)
Non-controlled, affiliated investments	(1,565)	—
Controlled investments	(263)	442
Foreign currency transactions	—	3
Net realized loss on investments	(1,614)	(1,972)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	(24,973)	(10,681)
Non-controlled, affiliated investments	—	443
Controlled investments	(42,700)	5,911
Translation of assets and liabilities in foreign currencies	—	(318)
Net change in unrealized (depreciation) on investments	(67,673)	(4,645)
Net realized and unrealized loss from investments	(69,287)	(6,617)
Benefit for taxes on unrealized loss on investments	470	107
Net (decrease) increase in net assets resulting from operations	$(66,156)	$194
Net investment income per common share:
Basic and diluted	$0.09	$0.21
Net (decrease) increase in net assets resulting from operations per common share:
Basic and diluted	$(2.22)	$0.01
Weighted average shares of common stock outstanding:
Basic and diluted	29,813	32,289

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	For the three months ended March 31,
	2020	2019
(Decrease) increase in net assets from operations:
Net investment income	$2,661	$6,704
Net realized loss on investments	(1,614)	(1,972)
Net change in unrealized depreciation on investments	(67,673)	(4,645)
Benefit for taxes on unrealized loss on investments	470	107
Net (decrease) increase in net assets resulting from operations	(66,156)	194
Distributions to stockholders:
Distributions to stockholders from net investment income	(6,233)	(6,768)
Total distributions to stockholders	(6,233)	(6,768)
Capital share transactions:
Repurchase of common stock	(2,161)	(1,323)
Net decrease in net assets from capital share transactions	(2,161)	(1,323)
Total decrease in net assets	(74,550)	(7,897)
Net assets at beginning of period	229,455	295,681
Net assets at end of period	$154,905	$287,784
Common shares outstanding at end of period	29,680	32,119
Capital share activity:
Shares repurchased	341	198

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net (decrease) increase in net assets resulting from operations	$(66,156)	$194
Adjustments to reconcile net (decrease) increase in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on investments	67,673	4,645
Net realized (gain) loss on investments	(112)	1,466
Net realized gain on foreign exchange currency transactions	—	(3)
Increase in investments due to interest paid-in-kind	(35)	(675)
Amortization of deferred financing costs	651	695
Accretion of discounts on investments and other fees	(184)	(249)
Changes in operating assets and liabilities:
Purchases of investments	(33,178)	(34,280)
Proceeds from sales and paydowns of investments	38,276	25,525
Decrease (increase) in interest, dividends and fees receivable	307	(550)
Decrease in escrow and other receivables	3,077	—
Decrease (increase) in due from affiliates	71	(604)
(Increase) decrease in deferred tax asset	(48)	10
Decrease (increase) in prepaid expenses and other assets	9	(836)
Decrease in accrued expenses and other liabilities	(336)	(67)
Decrease in accrued credit facility fees and interest	(93)	(152)
Decrease in deferred tax liability	(422)	(117)
Decrease in base management fees payable, net	(79)	(202)
Increase in accrued administrator expenses	77	—
Decrease in accrued incentive fees payable, net	(412)	—
Net cash provided by (used in) operating activities	9,086	(5,200)
Cash flows from financing activities:
Repurchase of common stock	(2,161)	(1,323)
Borrowings under credit facility	15,500	18,000
Repayments under credit facility	—	(8,750)
Distributions paid to stockholders	(6,233)	(6,768)
Financing costs paid	(6)	(309)
Net cash provided by financing activities	7,100	850
Net increase (decrease) in cash	16,186	(4,350)
Cash, beginning of period	5,890	6,860
Cash, end of period	$22,076	$2,510
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$2,563	$3,229
PIK income earned	$49	$697

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—140.87% of net asset value
First lien senior secured debt
—129.09% of net asset value
Canada
—3.12% of net asset value
PDFTron Systems Inc. (7)	IT services	6.7% (LIBOR + 5.8%)	5/15/2019	5/15/2024	$4,975	$4,934	$4,826
PDFTron Systems Inc. (7)(9)(24)	IT services	6.7% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(9)	—
PDFTron Systems Inc. (7)(8)(9)	IT services	6.7% (LIBOR + 5.8%)	5/15/2019	5/15/2024	—	(4)	—
				Subtotal Canada	$4,975	$4,921	$4,826
Midwest
—10.24% of net asset value
1-800 Hansons, LLC	Consumer products and services	9.0% (LIBOR + 7.5%) (8.0% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,321	$3,290	$2,823
1-800 Hansons, LLC (8)	Consumer products and services	7.7% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	207	178
IRC Opco LLC	Healthcare	6.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	5,386	5,349	5,117
IRC Opco LLC (8)	Healthcare	6.4% (LIBOR + 5.3%)	1/4/2019	1/4/2024	818	812	777
Matilda Jane Holdings, Inc.	Consumer products and services	11.5% (LIBOR + 10.5%)	4/28/2017	4/28/2022	11,427	11,318	6,971
				Subtotal midwest	$21,161	$20,976	$15,866
Northeast
—31.39% of net asset value
3SI Security Systems	Business services	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,115	$4,077	$3,909
Certify, Inc.	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,526	1,498
Certify, Inc. (25)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	140	138	136
Certify, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	11	10	10
Communication Technology Intermediate (7)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	8,072	7,924	7,668
Communication Technology Intermediate (7)(8)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	761	747	723
HealthDrive Corporation	Healthcare	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	9,875	9,800	9,184
HealthDrive Corporation (8)	Healthcare	6.5% (LIBOR + 5.5%)	12/21/2018	12/21/2023	1,761	1,747	1,637
Simplicity Financial Marketing Holdings Inc.	Financial services	7.4% (LIBOR + 5.8%)	9/13/2019	9/13/2024	3,464	3,416	3,290
Simplicity Financial Marketing Holdings Inc. (8)	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	370	365	352
Simplicity Financial Marketing Holdings Inc. (24)	Financial services	7.4% (LIBOR + 5.8%)	9/13/2019	9/13/2024	173	166	165

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
smarTours, LLC	Consumer products and services	8.2% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,141	5,087	4,062
smarTours, LLC (8)(9)	Consumer products and services	8.2% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(8)	—
Urology Management Associates, LLC	Healthcare	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,413	8,293	7,908
Women's Health USA, Inc.	Healthcare	7.3% (LIBOR + 6.3%)	10/9/2018	10/9/2023	7,095	7,079	6,668
Women's Health USA, Inc. (8)	Healthcare	7.0% (LIBOR + 5.8%)	10/9/2018	10/9/2023	1,500	1,487	1,410
				Subtotal northeast	$52,435	$51,854	$48,620
Southeast
—7.57% of net asset value
Apex Services Partners, LLC	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	4,170	4,129	3,961
Apex Services Partners, LLC (9)(24)	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	—	(12)	—
Whitney, Bradley & Brown, Inc.	Business services	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,870	7,823	7,772
				Subtotal southeast	$12,040	$11,940	$11,733
Southwest
—27.80% of net asset value
Allied Wireline Services, LLC	Energy / utilities	11.0% (LIBOR + 9.5%)	2/28/2014	9/30/2020	$9,632	$9,632	$4,623
BCDI Rodeo Dental Buyer, LLC	Healthcare	6.6% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,773	5,723	5,094
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.4% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,602	1,426
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.6% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,320	1,307	1,165
Holland Intermediate Acquisition Corp.(19)	Energy / utilities	10.5% (LIBOR + 9.0%)	5/29/2013	5/29/2020	21,323	21,323	3,412
Holland Intermediate Acquisition Corp. (8)(19)	Energy / utilities	10.5% (LIBOR + 9.0%)	5/29/2013	5/29/2020	—	—	—
Igloo Products Corp.	Consumer products and services	12.6% (LIBOR + 10.0%) (11.8% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,449	21,429	19,519
Riveron Acquisition Holdings, Inc.	Business services	7.5% (LIBOR + 6.0%)	5/22/2019	5/22/2025	8,240	8,100	7,828
				Subtotal southwest	$69,352	$69,116	$43,067
West
—48.97% of net asset value
ABC Legal Services, Inc.	Business services	7.2% (LIBOR + 5.3%)	6/21/2019	6/21/2024	$7,236	$7,129	$6,585
ABC Legal Services, Inc. (8)	Business services	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	663	653	603
Alpine SG, LLC	IT services	7.5% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,307	1,267
Alpine SG, LLC	IT services	7.5% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	654	634
EBS Intermediate LLC (23)	Consumer products and services	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,859	7,762	7,073
EBS Intermediate LLC (8)(9)(23)	Consumer products and services	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	—	(21)	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Evergreen Services Group, LLC	IT services	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,409	9,343	9,033
Finxera Intermediate, LLC	Financial services	6.8% (LIBOR + 5.8%)	2/25/2020	8/27/2024	7,353	7,281	6,985
Gener8, LLC	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,901	5,841	5,754
Gener8, LLC (8)(9)	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(15)	—
It's Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,470	5,500
MeriCal, LLC	Consumer products and services	7.2% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,472	7,472	7,061
NCP Investor Inc	Healthcare	7.0% (LIBOR + 5.5%)	10/19/2018	10/19/2023	7,007	6,932	6,674
NCP Investor Inc (8)(9)	Healthcare	7.0% (LIBOR + 5.5%)	10/19/2018	10/19/2023	—	(11)	—
SolutionReach, Inc.	IT services	6.7% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,600	6,499	6,303
SolutionReach, Inc. (8)	IT services	6.7% (LIBOR + 5.8%)	1/17/2019	1/17/2024	700	686	669
SRS Acquiom Holdings LLC	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,938	4,899	4,197
SRS Acquiom Holdings LLC (9)(22)	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—
SynteractHCR Holdings Corporation	Healthcare	7.2% (LIBOR + 5.3%)	1/17/2020	5/25/2025	6,245	6,184	6,026
SynteractHCR Holdings Corporation (8)	Healthcare	6.3% (LIBOR + 5.3%)	1/17/2020	5/25/2025	1,543	1,528	1,489
				Subtotal west	$80,401	$79,590	$75,853

			Subtotal first lien senior secured debt		$240,364	$238,397	$199,965

Second lien debt
—7.13% of net asset value
Northeast
—7.13% of net asset value
Merchants Capital Access, LLC (14)	Financial services	12.0% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,957	$11,040
				Subtotal northeast	$12,000	$11,957	$11,040

			Subtotal second lien debt		$12,000	$11,957	$11,040

Equity investments
—2.58% of net asset value
Midwest
—0% of net asset value
Matilda Jane Holdings, Inc. (12)(17)	Consumer products and services		4/28/2017		488,896	$489	$—
New Host Holdings, LLC (18)	IT services		12/27/2013		20,000	200	—
New Host Holdings, LLC (17)	IT services		12/27/2013	12/13/2020	1,800	1,800	$—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
			Subtotal midwest			$2,489	$—
Northeast
—1.93% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (18)	IT services		2/28/2019		841	175	190
Specialty Brands Holdings, LLC (17)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Consumer products and services		10/31/2017		215,827	216	—
Urology Management Associates, LLC (18)	Healthcare		8/31/2018		769	769	830
Wheels Up Partners, LLC (10)(13)(18)	Transportation		1/31/2014		1,000,000	1,000	1,969
			Subtotal northeast			$4,048	$2,989
Southeast
—0.18% of net asset value
Virtus Pharmaceuticals, LLC (10)(13)(18)	Healthcare		3/31/2015		8,275	$127	$—
Virtus Pharmaceuticals, LLC (10)(13)(17)	Healthcare		3/31/2015		232	244	269
Virtus Pharmaceuticals, LLC (10)(13)(17)	Healthcare		3/31/2015		590	590	—
			Subtotal southeast			$961	$269
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)(19)	Energy / utilities		2/28/2014		618,868	$619	$—
Igloo Products Corp. (18)	Consumer products and services		4/30/2014		1,902	1,716	$—
			Subtotal southwest			$2,335	$—
West
—0.47% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer products and services		9/30/2016		521	$505	$371
MeriCal, LLC (10) (12) (18)	Consumer products and services		9/30/2016		5,334	10	—
Sciens Building Solutions, LLC (10) (17)	Business services		7/12/2017		194	213	360
			Subtotal west			728	$731

				Subtotal equity		10,561	3,989

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Warrants
—0.00% of net asset value
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (13)(19)	Energy / utilities		2/28/2014		501,159	$175	$—
				Subtotal southwest		$175	$—

				Subtotal warrants		$175	$—

Investments in funds
—2.08% of net asset value
Midwest
—1.84% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Financial services		6/14/2013			$2,958	$2,855
				Subtotal midwest		$2,958	$2,855
West
—0.24% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Financial services		11/20/2012			$399	$370
				Subtotal west		$399	$370

			Subtotal investments in funds			$3,357	$3,225

Total non-controlled/non-affiliated investments
—140.87% of net asset value						$264,447	$218,219

Controlled investments
—63.64% of net asset value

First lien senior secured debt
—24.3% of net asset value
Southeast
—5.18% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	12.1% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$10,327	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	13.9% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,412	1,053	—

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	12.4% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	8,645	7,032	8,040
				Subtotal southeast	$21,384	$15,392	$8,040
Southwest
—19.12% of net asset value
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$20,081	$19,879	$1,776
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,588	9,492	9,588
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	6/26/2018	6/30/2022	18,236	17,852	18,236
				Subtotal southwest	$47,905	$47,223	$29,600

			Subtotal first lien senior secured debt		$69,289	$62,615	$37,640

Equity investments
—9.49% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy / utilities		7/1/2016		2,956	1,114	—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy / utilities		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10)(12)(15)(19)(20)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$—
				Subtotal southwest		$8,890	$—
West
—9.49% of net asset value
C&K Market, Inc. (15)(18)	Retail & grocery		11/3/2010		1,992,365	$2,271	$4,744
C&K Market, Inc. (15)(17)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal west		$13,227	$14,706

				Subtotal equity		$23,231	$14,706
Investments in funds
—29.85% of net asset value
See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Northeast
—29.85% of net asset value
THL Credit Logan JV LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles		12/3/2014			$92,273	$46,236
				Subtotal northeast		92,273	46,236

			Subtotal investments in funds			$92,273	$46,236
Total controlled investments
—63.64% of net asset value						$178,119	$98,582

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (10)(14)(18)(21)	Investment funds and vehicles		1/27/2011			$1	$1
THL Credit Greenway Fund II LLC (10)(14)(18)(21)	Investment funds and vehicles		3/1/2013			1	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$4

Total investments—204.51% of net asset value						$442,568	$316,805

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
(3)

As of March 31, 2020, 27.4% and 23.3% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

March 31, 2020

(dollar amounts in thousands)

(unaudited)

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2019. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of March 31, 2020, the 30-day, 90-day and 180-day LIBOR rates were 0.99%, 1.45% and 1.18%, respectively.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of March 31, 2020.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of March 31, 2020.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Investment previously known as Rollins Enterprises LLC.
(24)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(25)	Company pays 0.25% unfunded commitment fee on revolving loan facility.

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

March 31, 2020

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

The accompanying consolidated financial statements of the Company have been presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the unaudited financial results included herein contain all adjustments, consisting solely of normal accruals, considered necessary for the fair statement of financial statements for the interim period included herein. The current period’s results of operations are not necessarily indicative of the operating results to be expected for the period ending December 31, 2020.

The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 5, 2020. The financial results of the Company’s portfolio companies are not consolidated in the financial statements.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of March 31, 2020 and December 31, 2019.

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

Under the Notes Payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the new arrangement is lower than the borrowing capacity of the old arrangement for each underlying lender in the lending syndicate, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease from the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company undertakes a multi- step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments;
•	preliminary valuation conclusions are then documented and are reviewed with the investment committee of First Eagle Alternative Credit, LLC, or the Advisor;
•

to the extent determined by the audit committee of the Company’s board of directors, independent valuation firms are used to conduct independent appraisals of all “Level 3” investments and review the Advisor’s preliminary valuations in light of their own independent assessment unless the amounts are immaterial or have closed near quarter-end;

•

the audit committee of the Company’s board of directors reviews the preliminary valuations approved by the pricing committee of the Advisor and independent valuation firms and, if necessary, responds and supplements the valuation recommendation of the independent valuation firms to reflect any comments; and

•

the Company’s board of directors discusses valuations and determines the fair value of each investment in the Company’s portfolio in good faith based on the input of the Advisor, the respective independent valuation firms and the audit committee.

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

Escrow and Other Receivables

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

The Company’s approach to hedging the foreign currency exposure in its non-U.S. dollar denominated investments is primarily to borrow the necessary local currency under the Company’s Revolving Facility (as defined in Note 7) to fund these investments.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of March 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $93,570 and fair value of $45,675. As of March 31, 2019, the Company had loans on non-accrual status with an amortized cost basis of $68,203 and fair value of $29,143.

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

The following shows a rollforward of PIK income activity for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Accumulated PIK balance, beginning of period	$3,587	$3,879
PIK income capitalized/receivable	49	697
PIK reduction due to sale	—	(69)
PIK received in cash from repayments	(6)	—
Accumulated PIK balance, end of period	$3,630	$4,507

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three months ended March 31, 2020 and 2019.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended March 31, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $52 and $77, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax provisions for the three months ended March 31, 2020 and 2019. There were no current income tax provisions during the respective periods.

	For the three months ended March 31,
	2020	2019
Benefit for taxes on unrealized gain on investments	$470	$107

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of March 31, 2020 and December 31, 2019, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, $1,505 and $1,927, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of March 31, 2020 and December 31, 2019, $2,315 (net of $6,387 allowance) and $2,267 (net of $6,291 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement”, which impacts fair value disclosure for both private and public companies. ASU 2018-13 removes, modifies, and adds certain fair value related disclosures. ASU 2018-13 is effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted this standard effective January 1, 2020, which did not have a material impact on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of March 31, 2020:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$237,605	$—	$—	$237,605
Second lien debt	11,040	—	—	11,040
Equity investments	18,695	—	—	18,695
Investment in Logan JV (1)	46,236	—	—	—
Investments in funds (1)	3,229	—	—	—
Total investments	$316,805	$—	$—	$267,340

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

The following is a summary of the industry classification in which the Company invests as of March 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare	59,562	55,674	17.58%	35.94%
Consumer products and services	65,477	52,019	16.42%	33.58%
Investment funds and vehicles	92,275	46,240	14.60%	29.85%
Business services	42,492	41,202	13.01%	26.60%
Industrials and manufacturing	56,113	29,600	9.34%	19.11%
Financial services	31,438	29,254	9.23%	18.88%
IT services	27,259	24,566	7.75%	15.86%
Energy / utilities	48,255	16,075	5.07%	10.38%
Retail & grocery	13,227	14,706	4.64%	9.49%
Media, entertainment and leisure	5,470	5,500	1.74%	3.55%
Transportation	1,000	1,969	0.62%	1.27%
Total Investments	$442,568	$316,805	100.00%	204.51%

The following is a summary of the industry classification in which the Company invests as of December 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97,075	$83,397	21.71%	36.34%
Consumer products and services	61,771	55,014	14.32%	23.98%
Healthcare	54,297	54,152	14.10%	23.60%
Business services	44,504	44,938	11.70%	19.58%
Industrials and manufacturing	52,675	35,122	9.14%	15.31%
IT services	35,493	33,880	8.82%	14.77%
Financial services	23,783	24,150	6.29%	10.52%
Energy / utilities	47,543	23,772	6.19%	10.36%
Retail & grocery	15,683	17,714	4.61%	7.72%
Media, entertainment and leisure	8,391	8,506	2.21%	3.71%
Transportation	1,000	3,480	0.91%	1.52%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of March 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$160,134	$108,889	34.37%	70.29%
West	93,944	91,660	28.93%	59.17%
Southwest	127,739	72,667	22.94%	46.91%
Southeast	29,407	20,042	6.33%	12.94%
Midwest	26,423	18,721	5.91%	12.08%
Canada	4,921	4,826	1.52%	3.12%
Total Investments	$442,568	$316,805	100.00%	204.51%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$175,170	$162,789	42.38%	70.94%
Southwest	122,183	86,176	22.43%	37.56%
West	83,644	85,876	22.36%	37.43%
Midwest	28,996	25,125	6.54%	10.95%
Southeast	27,293	19,221	5.00%	8.38%
Canada	4,929	4,938	1.29%	2.15%
Total Investments	$442,215	$384,125	100.00%	167.41%

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

The following provides quantitative information about Level 3 fair value measurements as of March 31, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$184,959	Discounted cash flows (income approach)	Comparative Yield	10%		-	11%		(10%)
	44,606	Market comparable companies (market approach)	EBITDA Multiple	4.5	x	-	5.0	x	(4.8	x)
	8,040	Market comparable companies (market approach)	Revenue Multiple	0.2	x	-	0.7	x	(0.5	x)
Second lien debt	11,040	Discounted cash flows (income approach)	Comparative Yield	16%		-	18%		(17%)
Equity investments	16,536	Market comparable companies (market approach)	EBITDA Multiple	3.9	x	-	4.4	x	(4.1	x)
	2,159	Market comparable companies (market approach)	Revenue Multiple	2.6	x	-	3.1	x	(2.9	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	3.8	x	-	4.3	x	(4.0	x)
Total Level 3 Investments	$267,340

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$189,872	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	41,945	Market comparable companies (market approach)	EBITDA Multiple	6.1	x	-	6.6	x	(6.4	x)
	8,281	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	12,000	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(13%)
Equity investments	17,811	Market comparable companies (market approach)	EBITDA Multiple	4.2	x	-	4.7	x	(4.4	x)
	3,704	Market comparable companies (market approach)	Revenue Multiple	2.5	x	-	3.0	x	(2.7	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.3	x	(5.0	x)
Total Level 3 Investments	$273,613

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The primary significant unobservable input used in the fair value measurement of the Company’s debt securities (first lien secured debt and second lien debt), including income-producing investments in funds and income producing securities and payment rights is the comparative yield. Significant increases (decreases) in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement. In determining the comparative yield for the income or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate comparative yield to use in the income approach.

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

The following table rolls forward the changes in fair value during the three months ended March 31, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Equity investments	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$21,515	$273,613
Purchases	33,176	-	-	33,176
Sales and repayments	(5,043)	-	-	(5,043)
Unrealized appreciation (depreciation)(1)	(30,831)	(970)	(2,820)	(34,621)
Realized (loss) gain	24	-	-	24
Net amortization of premiums, discounts and fees	146	10	-	156
PIK	35	-	-	35
Ending balance, March 31, 2020	$237,605	$11,040	$18,695	$267,340
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(30,831)	$(970)	$(2,820)	$(34,621)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the three months ended March 31, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	34,348	—	—	191	—	34,539
Sales and repayments	(22,453)	—	—	—	—	(22,453)
Unrealized appreciation (depreciation)(1)	(9,450)	223	(31)	5,181	(187)	(4,264)
Realized loss	(1,466)	—	—	—	—	(1,466)
Net amortization of premiums, discounts and fees	231	18	—	—	—	249
PIK	572	—	103	—	—	675
Ending balance, March 31, 2019	$331,130	$25,536	$6,628	$48,906	$393	$412,593
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(10,715)	$223	$(31)	$5,181	$(187)	$(5,530)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the three months ended March 31, 2020 and 2019 .

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three months ended March 31, 2020 and 2019 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC and THL Credit Logan JV, LLC for the three months ended March 31, 2020 and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC and THL Credit Logan JV, LLC for the three months ended March 31, 2019. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC for the three months ended March 31, 2020 and 2019, which is presented in a separate tabular disclosure further below.

	For the three months ended March 31,
Income Statement	2020	2019
Net Sales	$57,639	$124,329
Gross Profit	20,724	53,663
Net loss	1,698	(6,239)

The below table summarizes the financial information for OEM Group, LLC for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
Income Statement	2020	2019
Net Sales	$8,492	$9,736
Gross Profit	1,838	2,514
Net loss	(4,841)	(3,687)

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

As of March 31, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of March 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$92,600	$8,000	$99,400
Perspecta Trident LLC	50,000	23,150	2,000	24,850
Total Investments	$250,000	$115,750	$10,000	$124,250

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200,000	$97,400	$3,200	$99,400
Perspecta Trident LLC	50,000	24,350	800	24,850
Total Investments	$250,000	$121,750	$4,000	$124,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of March 31, 2020 and December 31, 2019, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of March 31, 2020 and December 31, 2019, Logan JV had $227,141 and $236,141 of outstanding borrowings under the credit facility, respectively. At March 31, 2020, the effective interest rate on the Logan JV Credit Facility was 4.09% per annum.

As of March 31, 2020 and December 31, 2019, Logan JV had total investments at fair value of $278,945 and $332,182, respectively. As of March 31, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 128 and 131 different borrowers, respectively. As of March 31, 2020, there was one loan on non-accrual status with an amortized cost basis of $2,391 and fair value of $1,160. As of December 31, 2019, there were three loans on non-accrual status with an amortized cost basis of $5,342 and fair value of $2,175. As of March 31, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2,949 and $3,861, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020	As of December 31, 2019
First lien secured debt, at par	$322,035	$338,439
Second lien debt, at par	7,811	8,529
Total debt investments, at par	$329,846	$346,968
Weighted average yield on first lien secured loans (1)	6.4%	6.6%
Weighted average yield on second lien loans (1)	9.5%	9.7%
Weighted average yield on all loans (1)	6.5%	6.7%
Number of borrowers in Logan JV	128	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,812	$24,906

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2020 and December 31, 2019, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For three months ended March 31, 2020 and 2019, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $2,320 and $2,600, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, $2,585 and $2,593, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, $327 and $327, respectively, of return of capital associated with distribution declared was included the Distribution receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020, distributions declared and earned of $9,584 for the twelve months ended March 31, 2020, represented a dividend yield to the Company of 10.1% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9,760 for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested.

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,174

Total Australia						$1,485	$1,174

Canada
Avison Young Canada Inc.	Services: Business	6.94% (LIBOR +5%)	03/07/2019	02/01/2026	3,954	$3,886	$3,255
PNI Canada Acquireco Corp	High Tech Industries	6.1% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,712	1,705	1,464

Total Canada						$5,591	$4,719

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	973	$965	$740
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	02/26/2025	2,940	2,929	2,132
Total Germany						$3,894	$2,872

Luxembourg
Connect Finco SARL	Telecommunications	6.11% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	$1,404	$1,154
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,985	2,932	1,959
Total Luxembourg						$4,336	$3,113

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,844	$4,250
Connect Finco SARL (9)	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,809	2,799	2,090

Total United Kingdom						$7,643	$6,340

United States of America
1A Smart Start LLC	Services: Consumer	6.1% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,291	$4,281	$3,991
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.35% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,900	3,888	3,413
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,968	4,749
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	5.63% (LIBOR +4%)	10/04/2018	10/03/2025	3,960	3,952	3,514
Acproducts Inc	Construction & Building	8.19% (LIBOR +6.5%)	02/14/2020	08/13/2025	500	510	456
Advanced Integration Technology LP	Aerospace & Defense	6.35% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,930	1,921	1,766
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	6.6% (LIBOR +5%)	07/31/2019	07/31/2026	3,206	3,187	2,439
AG Parent Holdings LLC	High Tech Industries	6.6% (LIBOR +5%)	07/30/2019	07/31/2026	2,660	2,636	2,175
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.35% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,910	1,906	1,528
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	5.86% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,199	2,188	1,985
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,940	3,925	3,230
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	6.42% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,938	1,915	1,715
Allen Media LLC	Media: Broadcasting & Subscription	7.23% (LIBOR +5.5%)	02/06/2020	02/05/2027	3,000	2,985	2,520
AMCP Clean Acquisition Co LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,377	2,368	1,189
AMCP Clean Acquisition Co LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	07/10/2025	575	573	288

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
American Sportsman Holdings Co	Retail	6.6% (LIBOR +5%)	11/22/2016	09/25/2024	3,900	3,866	3,296
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.36% (LIBOR +5.75%)	04/17/2018	12/20/2022	608	400	249
Ansira Holdings, Inc.	Media: Diversified & Production	7.36% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,827	1,818	1,370
AP Gaming I LLC	Hotel, Gaming & Leisure	5.1% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,432	2,428	1,909
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/11/2019	05/09/2025	184	142	146
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/12/2019	05/10/2024	328	241	109
APFS Staffing Holdings Inc	Services: Consumer	5.68% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,980	1,945	1,638
AQA Acquisition Holding, Inc	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,970	1,970	1,960
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	877	861	781
Avaya Inc	Telecommunications	4.95% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,328	2,023
Axiom Global Inc	Services: Business	6.21% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,993	2,964	2,933
Barbri Inc	Media: Diversified & Production	5.77% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,112	2,607
BCP Qualtek Merger Sub LLC	Telecommunications	8.03% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,850	3,791	3,446
Big Ass Fans LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,443	2,436	2,150
Big River Steel LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,950	1,939	1,872
BI-LO LLC	Retail	9.74% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,436	1,215
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,918	2,900	2,366
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,160	3,148	2,734
Cambium Learning Inc.	Services: Consumer	6.1% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,975	1,893	1,629
Canister International Group Inc	Forest Products & Paper	6.35% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,981	1,725
CC Amulet Intermediate, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	82	(54)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.35% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,401	3,377	3,078
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.85% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,984	2,783	2,447
Clarity Telecom, LLC	Telecommunications	5.85% (LIBOR +4.25%)	06/27/2019	08/31/2026	788	781	670
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,771	4,757	4,627
Commercial Barge Line Co	Transportation: Cargo	10.6% (LIBOR +8.75%)	11/06/2015	11/12/2020	-	-	-
Constellis Holdings, LLC	Aerospace & Defense	9.5% (LIBOR +8.5%)	03/27/2020	03/27/2024	331	305	285
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.55% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,895	1,890	1,772
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,895	1,898	1,499
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	4.85% (LIBOR +3.25%)	12/06/2017	02/13/2025	245	245	242
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	6.28% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,962	4,941	4,440
Drilling Info Inc.	High Tech Industries	5.85% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,432	4,415	3,545
DXP Enterprises, Inc.	Wholesale	6.35% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,463	1,454	1,324
E2open, LLC	Transportation: Cargo	7.36% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,975	4,932	4,787
Eliassen Group, LLC	Services: Business	6.1% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,638	4,620	4,289
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,950	3,942	3,427
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	4.2% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,561	2,548	2,200
Gold Standard Baking, Inc. (11)	Wholesale	8.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,577	2,391	1,160
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.35% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,586	4,572	4,126
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,919	2,837	2,116
Great Dane Merger Sub Inc	High Tech Industries	5.1% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,948	2,937	2,476
Gruden Acquisition Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,944	1,922	1,847
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.6% (LIBOR +4%)	12/14/2017	12/19/2024	4,888	4,871	4,374
Hoffman Southwest Corporation	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,597	1,513
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,063

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Idera Inc	High Tech Industries	5.61% (LIBOR +4%)	06/27/2017	06/28/2024	2,302	2,288	2,026
Infoblox Inc.	High Tech Industries	6.1% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,109	2,083	1,877
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,980	1,963	1,653
Intermedia Holdings, Inc.	Telecommunications	7.6% (LIBOR +6%)	07/13/2018	07/11/2025	2,963	2,940	2,711
International Textile Group Inc	Consumer goods: Durable	6.58% (LIBOR +5%)	04/20/2018	04/19/2024	956	953	655
Isagenix International LLC	Services: Consumer	7.02% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,823	1,810	679
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,494	2,488	2,157
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,053	2,007	1,650
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	465	463	430
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,800	1,794	1,665
MAG DS Corp.	Aerospace & Defense	6.35% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,948	2,926	2,874
Mavenir Systems Inc	Telecommunications	7% (LIBOR +6%)	05/01/2018	05/01/2025	1,965	1,936	1,710
MDVIP Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,213	2,210	1,870
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.91% (LIBOR +5%)	09/26/2019	09/25/2026	1,995	1,976	1,776
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.76% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,358	2,349	1,710
MRI SOFTWARE LLC (5)(9)	Construction & Building	6.95% (LIBOR +5.5%)	01/31/2020	02/10/2026	222	(1)	(26)
MRI Software LLC	Construction & Building	7.1% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,278	1,272	1,131
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,431	4,427	4,121
National Seating & Mobility Inc	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,307	2,285	2,076
New Insight Holdings Inc	Services: Business	7.26% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,955	1,889	1,760
NextCare, Inc. (6)(9)	Healthcare & Pharmaceuticals	5.95% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(63)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,807	3,781	3,426
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,165	4,150	3,540
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,904	2,779
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,185	1,830
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.6% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,457
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	559	555	531
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	825	818	784
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,911	1,897	1,816
OSM MSO, LLC	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,871	3,421
Output Services Group Inc	Services: Business	6.11% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,412	4,397	3,772
Park Place Technologies, LLC	High Tech Industries	5.6% (LIBOR +4%)	03/22/2018	03/22/2025	2,299	2,291	1,966
Parts Town	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/07/2019	10/15/2025	998	993	993
Patriot Rail Co LLC	Transportation: Cargo	7.08% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,434	3,063
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.6% (LIBOR +5%)	10/04/2018	09/28/2025	2,955	2,931	2,290
Pivotal Payments	Services: Business	6.6% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,697	3,384
PLH Group Inc	Energy: Oil & Gas	7.74% (LIBOR +6%)	08/01/2018	07/25/2023	3,844	3,780	3,171
Polar US Borrower	Chemicals, Plastics & Rubber	6.69% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,963	2,868	2,614
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,990	1,971	1,642
Premise Health Holding Corp (7)(9)	Healthcare & Pharmaceuticals	4.95% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(11)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	887	884	754
Project Leopard Holdings Inc	High Tech Industries	6.1% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,706	1,704	1,504
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,955	1,942	1,861
Pure Fishing Inc	Consumer goods: Non-Durable	6.1% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,188	1,149	970
QuickBase Inc.	Services: Business	5.6% (LIBOR +4%)	03/29/2019	04/03/2026	2,084	2,075	2,022

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.6% (LIBOR +7%)	03/16/2018	03/21/2025	1,001	987	851
Red Ventures LLC	Media: Advertising, Printing & Publishing	4.11% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,013	2,000	1,698
Silverback Merger Sub Inc	High Tech Industries	4.56% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,170	1,168	1,020
SMS Systems Maintenance Services Inc	High Tech Industries	6.6% (LIBOR +5%)	02/09/2017	10/30/2023	2,903	2,895	2,021
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	2,754	2,737	2,616
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	235	234	224
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	1,889	1,878	1,795
Starfish- V Merger Sub Inc	High Tech Industries	7.86% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,219	1,211	987
Starfish- V Merger Sub Inc	High Tech Industries	7.58% (LIBOR +6%)	11/06/2019	08/16/2024	998	923	808
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,239	2,160	1,836
Titan Sub LLC	Aerospace & Defense	6.6% (LIBOR +5%)	09/19/2019	09/21/2026	2,244	2,224	1,913
TOMS Shoes LLC	Retail	6.27% (LIBOR +5%)	12/27/2019	12/31/2025	665	665	428
TOMS Shoes LLC	Retail	6.77% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	254
Tupelo Buyer Inc	Transportation: Cargo	5.35% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,177	2,165	1,850
Uber Technologies, Inc.	Services: Consumer	5% (LIBOR +4%)	03/22/2018	04/04/2025	2,751	2,741	2,588
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,369	2,347	2,274
Upstream Newco Inc	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,449
US Shipping Corp	Utilities: Oil & Gas	5.85% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	176
Vistage Worldwide, Inc.	Services: Consumer	5.6% (LIBOR +4%)	02/06/2018	02/10/2025	2,470	2,465	2,013
W3 Topco LLC	Energy: Oil & Gas	7.69% (LIBOR +6%)	08/13/2019	08/16/2025	1,950	1,827	1,609
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,221	2,191	2,099
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,888	4,871	4,399
Yak Access LLC	Energy: Oil & Gas	6.6% (LIBOR +5%)	06/29/2018	07/11/2025	2,850	2,785	2,109
Zenith American Holding, Inc.	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,938	3,929	3,702
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	496	119	94

Total United States of America						$292,884	$254,203

Total Senior Secured First Lien Term Loans						$315,833	$272,421

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc	High Tech Industries	9.91% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$995
Constellis Holdings, LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	34	63
DiversiTech Holdings Inc	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,636
Gruden Acquisition Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	456
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.6% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	849
Park Place Technologies, LLC	High Tech Industries	9.6% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	687
TKC Holdings Inc	Services: Business	9.61% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,434
Wash Multifamily Acquisition Inc.	Services: Consumer	8.6% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	338
Wash Multifamily Acquisition Inc.	Services: Consumer	8.6% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	59

Total United States of America						$7,510	$6,517

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Total Second Lien Term Loans						$7,510	$6,517

Equity Investments
United States of America
Constellis Holdings, LLC	Aerospace & Defense		03/27/2020		20	$204	$7
TOMS Shoes LLC	Retail		12/27/2019		9	575	-

Total United States of America						$779	$7

Total Equity Investments						$779	$7

Total Investments						$324,122	$278,945

Cash equivalents
Dreyfus Government Cash Management Fund						$8,833	$8,833
Other cash accounts						698	698
Total Cash equivalents						$9,531	$9,531

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of March 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.99%, 1.26%, 1.45% and 1.18%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $608,168, of which $206,785 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $1,538,462, of which, $1,446,154 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $222,229, which was unfunded as of March 31, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of March 31, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $71,456, which was unfunded as of March 31, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $495,893, of which $372,386 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of March 31, 2020 is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of March 31, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

(9)	Unsettled trade that interest will start to accrue on when the trade settles. Three month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(10)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(11)	All investments are pledged as collateral for loans payable unless otherwise noted.
(12)	Loan was on non-accrual as of December 31, 2019.
(13)	Investments are valued using significant unobservable inputs.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

Selected Balance Sheet Information:

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $324,122 and $340,083, respectively)	$278,945	$332,182
Cash	9,531	11,560
Other assets	1,262	4,234
Total assets	$289,738	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$225,822	$234,621
Payable for investments purchased	-	2,888
Distribution payable	3,640	3,650
Other liabilities	2,481	2,576
Total liabilities	$231,943	$243,735
Members' capital	$57,795	$104,241
Total liabilities and members' capital	$289,738	$347,976
Selected Statement of Operations Information:

	For the three months ended March, 31 2020	For the three months ended March, 31 2019
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,826	$6,529
Fee income	50	28
Total revenues	5,876	6,557
Credit facility expenses (1)	2,789	3,305
Other fees and expenses	97	123
Total expenses	2,886	3,428
Net investment income	2,990	3,129
Net realized (loss) gain	(3,260)	(1,471)
Net change in unrealized (depreciation) appreciation on investments	(37,276)	1,308
Net increase in members' capital from operations	$(37,546)	$2,966

(1)

As of March 31, 2020, Logan JV had $227,141 of outstanding debt under the credit facility with an effective interest rate of 4.09% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On January 28, 2020, the Company’s Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) that includes substantially the same terms as the amended and restated investment management agreement which became effective on June 14, 2019 (the “Prior Investment Advisory Agreement”). The Interim Investment Management Agreement became effective January 31, 2020. Consistent with the terms under the Prior Investment Advisory Agreement, under the Interim Investment Management Agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

On January 28, 2020, the Company’s Board also unanimously approved a new investment management agreement (the “New Investment Management Agreement”) between the Company and the Advisor.  All material terms of the New Investment Management Agreement will remain unchanged from the material terms of the Prior Investment Advisory Agreement. The New Investment Management Agreement is subject to stockholder approval for which a special stockholder meeting has been called for May 28, 2020. The Interim Investment Management Agreement will remain in place until June 29, 2020, unless the Company receives stockholder approval of the New Investment Management Agreement prior to the termination date or exemptive relief is sought and obtained from the SEC to extend the term of the Interim Investment Management Agreement or permit the entrance into an additional interim investment management agreement. Upon receipt of stockholder approval, the Interim Investment Management Agreement will terminate immediately and the New Investment Management Agreement will go into effect. Advisory fees earned under the Interim Investment Management Agreement will be escrowed pending stockholder approval of the New Investment Management Agreement.

Base Management Fee

For the three months ended March 31, 2020, the base management fee is calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the Prior Investment Advisory Agreement through January 30, 2020 and remained unchanged through March 31, 2020 under the Interim Investment Management Agreement. For the three months ended March 31, 2019, the base management fee was calculated at an annual rate of 1.5% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis.

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

For the three months ended March 31, 2020 and 2019, the Company incurred base management fees of $1,024 and $1,910, respectively. As of March 31, 2020 and December 31, 2019, $1,024 and $1,103, respectively, was payable to the Advisor. $686 of the base management fees incurred during the three months ended March 31, 2020 will remain in escrow until stockholder approval of the New Investment Management Agreement.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020 if the Company’s stockholders approve the New Investment Management Agreement by and between the Company and the Advisor. The Advisor has subsequently agreed to extend the management and incentive fee waiver through March 31, 2021 if the Company’s stockholders approve the New Investment Management Agreement.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on net investment income and incentive fee on capital gains. The two components are determined independent of each other.

If, at any time during the fiscal year 2020, the aggregate incentive fees on Net Investment Income on a quarterly basis, as calculated based on the Interim Investment Management Agreement and the New Investment Management Agreement, if approved by stockholders, described herein as the Reduced Incentive Fee on Net Investment Income, is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to the Prior Investment Advisory Agreement, the Advisor will waive such excess.

Incentive Fee on Net Investment Income as of January 1, 2020

The Prior Investment Advisory Agreement and subsequently the Interim Investment Management Agreement modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”). The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on the amended and restated investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to the Prior Investment Advisory Agreement and subsequently the Interim Investment Management Agreement, the Advisor will waive such excess.

For the three months ended March 31, 2020, the Company would have incurred $0 of incentive fees related to ordinary income under this calculation.

For the three months ended March 31, 2019, the Company would have incurred $0 of incentive fees related to ordinary income under the new calculation. These fees were calculated based on the incentive fee rate of 20.0% which was in effect through June 14, 2019, the date when a reduced rate of 17.5% was approved by the shareholders.

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

For the three months ended March 31, 2020 and 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three months ended March 31, 2020 and 2019, the Company reversed $411 and $0, respectively, of incentive fees related to the adjustment of previously deferred incentive fees. As of March 31, 2020 and December 31, 2019, no incentive fees related to previously deferred income now received in cash are currently payable to the Advisor. As of March 31, 2020 and December 31, 2019, $156 and $568, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the Interim Investment Management Agreement and Prior Investment Advisory Agreement as of March 31, 2020 and December 31, 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three months ended March 31, 2020 and 2019, the Company incurred no incentive fees related to the GAAP incentive fee.

Administration Agreement

The Company has also entered into an administration agreement with the Advisor on January 31, 2020 that includes substantially the same terms as the prior administration agreement and under which the Advisor will provide administrative services to the Company. Under the administration agreement, the Advisor performs, or oversees the performance of administrative services necessary for the operation of the Company, which include, among other things, being responsible for the financial records which the Company is required to maintain and preparing reports to the Company’s stockholders and reports filed with the SEC. In addition, the Advisor assists in determining and publishing the Company’s net asset value, oversees the preparation and filing of the Company’s tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally oversees the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others. The Company will reimburse the Advisor for its allocable portion of the costs and expenses incurred by the Advisor for overhead in performance by the Advisor of its duties under the administration agreement and the investment management agreement, including facilities, office equipment and the Company’s allocable portion of cost of compensation and related expenses of the Company’s chief financial officer and chief compliance officer and their respective staffs, as well as any costs and expenses incurred by the Advisor relating to any administrative or operating services provided by the Advisor to the Company. The Company’s board of directors reviews the allocation methodologies with respect to such expenses.  Such costs are reflected as administrator expenses in the accompanying Consolidated Statements of Operations. Under the administration agreement, the Advisor provides, on behalf of the Company, managerial assistance to those portfolio companies to which the Company is required to provide such assistance. To the extent that the Company’s Advisor outsources any of its functions, the Company pays the fees associated with such functions on a direct basis without profit to the Advisor.

For the three months ended March 31, 2020 and 2019, the Company incurred administrator expenses of $327 and $449, respectively. As of March 31, 2020, $77 of administrator expenses were due to Advisor, which is included in accrued administrator expenses on the Consolidated Statement of Assets and Liabilities. As of December 31, 2019, $122 of administrator expenses were due from the Advisor which was included in due from affiliate on the Consolidated Statement of Assets and Liabilities.

License Agreement

On January 31, 2020, the Company’s investment advisor, First Eagle Alternative Credit, LLC (“FEAC”), entered into an agreement with Thomas H. Lee Partners, L.P. (“THL Partners”) under which THL Partners granted to the Company and FEAC a limited, non-exclusive, worldwide, non-transferable, non-sublicensable right to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with its respective businesses (the “New License Agreement”).  The New License Agreement replaced the prior license agreement granted to the Company by THL Partners, which terminated on January 31, 2020 in connection with the acquisition of FEAC by First Eagle Investment Management, LLC.  As with the prior license agreement, the New License Agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The New License Agreement terminates in full on the date that is two hundred (200) days after January 31, 2020.  The New License Agreement is also terminable by THL Partners upon fifteen (15) days written notice for breach of its terms.  Upon termination of the New License Agreement, the Company and FEAC must cease to use the name and mark THL, including any use in its respective legal names, filings, listings and other uses that may require the Company to withdraw or replace its names and marks.  Other than with respect to the limited rights contained in the New License Agreement, the Company and FEAC have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with it have no recourse against THL Partners.

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted the Company the relief it sought in an exemptive application that expands the Company’s ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“Proprietary Accounts”) in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

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

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of March 31, 2020, Greenway’s committed capital had been fully called. The Company’s nominal investment in Greenway is reflected in the March 31, 2020 and December 31, 2019 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the three months ended March 31, 2020, the Company earned $7 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. For the three months ended March 31, 2019, the Company earned $13 in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $7 and $10 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

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

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of March 31, 2020, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the March 31, 2020 and December 31, 2019 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the three months ended March 31, 2020 and 2019, the Company earned $75 and $128, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, $112 and $55, respectively, of fees related to Greenway II and legal expenses related to certain former portfolio companies were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of March 31, 2020 and December 31, 2019, there were $172 and $120 of general and administrative fees, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of March 31, 2020, the Company owed the Advisor $77 of administrator expenses, which is included in accrued administrator expenses on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, the Advisor owed $122 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of March 31, 2020 and December 31, 2019, $119 and $65 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of March 31, 2020, it had $3,272 of dividends receivable from Logan JV and C&K Market, Inc. included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc. and $257 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
Aerogroup International Inc. (1)	$90	$(825)
Alex Toys, LLC (2)	—	(1,460)
Charming Charlie LLC (3)	(1,565)	—
Copperweld Bimetallics, LLC (4)	(257)	—
Tri Starr Management Services, Inc. (5)	—	442
Other	118	(132)
Net realized losses	$(1,614)	$(1,975)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2,494 in proceeds with an additional $6,295 reflected as escrow and other receivables. The escrow and other receivable had been adjusted for the three months ended March 31, 2019 to reflect future collectability. Subsequently, the Company collected the outstanding escrow proceeds in cash through June 2019 realizing additional losses to reflect amounts collected and associated expenses. In 2020, the Company reversed a portion of the realized losses recorded in 2019 to true up expected accrued expenses related to the bankruptcy proceedings.

(2)

On January 11, 2019, the Company sold its first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7,699. The realized loss of $1,460 was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the Company removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020, the Company recorded a realized loss to reflect the collectability of the remaining receivable balance, which is expected to be collected in the near term.

(4)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $1,748 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $913 in escrow proceeds in cash through March 2020 and realized additional losses to reflect the collectability of the remaining escrow and other receivables balance.

(5)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018.

6. Net (Decrease) Increase in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase in net assets per share resulting from operations:

	For the three months ended March 31,
	2020	2019
Numerator—net (decrease) increase in net assets resulting from operations:	$(66,156)	$194
Denominator—basic and diluted weighted average common shares:	29,813	32,289
Basic and diluted net (decrease) increase in net assets per common share resulting from operations:	$(2.22)	$0.01

Diluted net (decrease) increase in net assets per share resulting from operations equals basic net (decrease) increase in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of March 31, 2020 and December 31, 2019:

	As of
	March 31, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (6)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (6)
Revolving Facility (5)	$150,000	$81,661	$77,211	3.31%	$190,000	$66,161	$92,101	4.25%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
Total	$261,607	$193,268	$188,818	5.13%	$301,607	$177,768	$203,708	5.64%

(1)

As of March 31, 2020, excludes deferred financing costs of $989 for the 2022 Notes and $1,551 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1,081 for the 2022 Notes and $1,661 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	As part of Amendment No.4 to Second Amended and Restated Senior Secured Revolving Credit Agreement dated March 13, 2020, the revolver commitments have been reduced to $150,000 from $190,000.
(6)	Represents the weighted average interest rate as of March 31, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. On March 26, 2019, the Company entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments from $275,000 to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, the Company entered into Amendment No.4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190,000 to $150,000.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2020.

As of March 31, 2020, the Company had USD borrowings of $81,661 outstanding under the Revolving Facility with a quarter-end interest rate of 3.31%. There were no CAD borrowings outstanding on its Revolving Facility as of March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2020 and December 31, 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $901 and $1,604 were incurred in connection with the Revolving Facility for the three months ended March 31, 2020 and 2019. Amortization of deferred financing costs of $450, which included a one-time accelerated amortization of $318 in connection with a reduction in the revolver commitment size, and $496, which included a one-time accelerated amortization of $144 in connection with a reduction in the revolver commitments size, respectively, were incurred in connection with the Revolving Facility for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the Company had $1,175 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2019, the Company had $1,619 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165%.

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

As of March 31, 2020, the carrying amount and fair value of the Notes was $111,607 and $91,934, respectively. As of December 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,887, respectively. The fair value of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,771 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended March 31, 2020 and 2019, the Company amortized approximately $201 and $198 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, the Company had $2,540 and $2,742 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2020 and 2019, the Company incurred interest expense on the Notes of $1,803 and $1,803, respectively.

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

As of March 31, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies:

	As of
	March 31, 2020	December 31, 2019
Unfunded delayed draw facilities
Apex Service Partners, LLC	$1,207	$—
BCDI Rodeo Dental Buyer, LLC	660	1,980
Certify, Inc.	70	105
PDFTron Systems	1,089	1,089
Simplicity Financial Marketing Holdings Inc.	984	984
	4,010	4,158
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Services, LLC	—	663
BCDI Rodeo Dental Buyer, LLC	—	808
Certify, Inc.	60	60
Communication Technology Intermediate	—	456
EBS Intermediate LLC	1,667	1,667
Gener8, LLC	1,500	1,500
HealthDrive Corporation(2)	349	2,111
Holland Intermediate Acquisition Corp. (1)	3,000	3,000
IRC Opco LLC	—	818
Loadmaster Derrick & Equipment, Inc.	168	612
NCP Investor, Inc.	1,000	1,000
OEM Group, LLC (2)	250	3,750
PDFTron Systems Inc.	533	533
Simplicity Financial Marketing Holdings Inc.	—	370
SolutionReach, Inc.	233	933
SPST Holdings, LLC	755	755
SRS Acquiom Holdings, LLC	400	400
Women's Health USA, Inc.	—	1,500
	10,018	21,039
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	184
	1,043	864

Total unfunded commitments	$15,071	$26,061

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2020 and 2019.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2020 distributions as of March 31, 2020, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the three months ended March 31,
	2020	2019
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$7.64	$9.15
Net investment income, after taxes(2)	0.09	0.21
Net realized loss on investments(2)	(0.05)	(0.06)
Net change in unrealized appreciation (depreciation) on investments(2)	(2.27)	(0.14)
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	—
Net (decrease) increase in net assets resulting from operations	(2.22)	0.01
Accretive effect of repurchase of common stock	0.01	0.01
Distributions to stockholders from net investment income	(0.21)	(0.21)
Net asset value attributable to THL Credit, Inc., end of period	$5.22	$8.96

Per share market value at end of period	$2.65	$6.56
Total return(3)(5)	-54.68%	11.35%
Shares outstanding at end of period	29,680	32,119
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$154,905	$287,784
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4)(6)	12.02%	10.31%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc. (6)	4.69%	9.38%
Portfolio turnover, attributable to THL Credit, Inc.	9.47%	5.15%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the three months ended March 31, 2020 and 2019, the ratio components included 2.14% and 2.66% of base management fee, (0.86%) and 0.00% of incentive fee, 7.00% and 5.69% of borrowing costs, 2.53% and 1.95% of other operating expenses, and 0.35% and 0.01% of the impact of all taxes, respectively.

(5)	Not annualized.
(6)	Annualized, except for taxes and the related impact of incentive fees.

11. Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the Company’s board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes share repurchases under the Company’s stock repurchase program for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
Dollar amount repurchased (1)	$2,161	$1,323
Shares repurchased	341	198
Average price per share (including commission)	$6.33	$6.67
Weighted average discount to net asset value	16.99%	27.36%

(1)

Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, the Company purchased 143 shares at an average cost of $6.63, inclusive of commissions. All shares repurchased during the three months ended March 31, 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

12. Subsequent Events

From April 1, 2020 through May 7, 2020, the Company made revolver and delayed draw fundings totaling $3,145 with a combined weighted average yield of 6.7%.

On April 14, 2020, the Company entered into Amendment No. 5 to the Revolving Facility which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175,000 each to a minimum of $140,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150,000 to $120,000; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels.

On March 3, 2020, the Company entered into a commitment letter (the "Commitment Letter") with First Eagle and the prior owners of the Advisor, including certain members of management of the Advisor (collectively, the "Investors").  Pursuant to the Commitment Letter, First Eagle and the Investors agreed to purchase from the Company, in aggregate, approximately $30,000 of the Company's common stock in a publicly registered issuance on or before April 21, 2020 at the Company's net asset value ("NAV") per share, as approved in accordance with the Investment Company Act of 1940, as amended. On April 16, 2020, the Company's board of directors approved a NAV per share for April 15, 2020 of $5.34. On April 17, 2020, the Company sold 5,617,978 shares at $5.34 per share. After offering expenses, the Company received net proceeds of $30,000 from the share issuance on April 21, 2020.

On May 4, 2020, the Company received proceeds of $2,108 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp.

On May 5, 2020, the Company’s board of directors declared a dividend of $0.10 per share payable on June 30, 2020 to stockholders of record at the close of business on June 15, 2020.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2020
Control Investments
—63.64% of net asset value
Control Investments - Majority Owned
—54.15% of net asset value
First lien senior secured debt
—24.30% of net asset value
Southeast
—5.18% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 2.4% (LIBOR+ 10.3% PIK) due 12/31/2020	$8,645	$712	$—	$(6)	$(226)	$—	$8,040
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 12.1% (LIBOR + 10.3% PIK) (3) due 12/31/2020	10,327	—	—	—	(728)	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.9% (LIBOR + 12% PIK) (3) due 12/31/2020	2,412	—	—	—	—	—	—
Subtotal Southeast	$21,384	$712	$—	$(6)	$(954)	$—	$8,040

Southwest
—19.12% of net asset value
OEM Group, LLC - Senior secured term loan 10.5% (LIBOR+9.5%)(6.5% Cash and 4.0% PIK) due 6/30/2022	$20,081	$—	$—	$—	$(12,139)	$(129)	$1,776
OEM Group, LLC - Senior secured revolving term loan 10.5% (LIBOR+9.5%)(6.5% Cash and 4.0% PIK) (3) due 6/30/2022	18,236	3,430	—	—	236	(85)	18,236
OEM Group, LLC - Senior secured revolving term loan 10.5% (LIBOR+9.5%)(6.5% Cash and 4.0% PIK) (3) due 6/30/2022	9,588	—	—	—	2,944	(62)	9,588
Subtotal Southwest	$47,905	$3,430	$—	$—	$(8,959)	$(276)	$29,600

Subtotal first lien senior secured debt	$69,289	$4,142	$—	$(6)	$(9,913)	$(276)	$37,640

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (3)(5)	2,956	—	—	—	—	—	—
Loadmaster Derrick & Equipment, Inc. (3)(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (3)(6)	10,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—29.85% of net asset value
Northeast
—29.85% of net asset value
THL Credit Logan JV LLC (4) (7)		$—	$(4,800)	$—	$(32,356)	$2,320	$46,236
Subtotal investments in funds		$—	$(4,800)	$—	$(32,356)	$2,320	$46,236

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at March 31, 2020
Total Control Investments - Majority Owned		$4,142	$(4,800)	$(6)	$(42,269)	$2,044	$83,876

Control Investments - Less Than Majority Owned
—9.49% of net asset value
Equity Investments

West
—9.49% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$(431)	$725	$4,744
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	—	9,962
Subtotal West		$—	$—	$—	$(431)	$725	$14,706

Subtotal equity investments		$—	$—	$—	$(431)	$725	$14,706

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$(431)	$725	$14,706

Total Control Investments		$4,142	$(4,800)	$(6)	$(42,700)	$2,769	$98,582

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$8	$1
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	—	74	3
Subtotal Northeast		$—	$—	$—	$—	$82	$4

Subtotal investments in funds		$—	$—	$—	$—	$82	$4

Total Affiliate Investments		$—	$—	$—	$—	$82	$4

Total Control and Affiliate Investments—— 63.64% of net asset value		$4,142	$(4,800)	$(6)	$(42,700)	$2,851	$98,586
(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of March 31, 2020. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of March 31, 2020. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of March 31, 2020, the 30-day, 90-day and 180-day LIBOR rates were 0.99%, 1.45%, and 1.18%, respectively.

(3)			Loan was on non-accrual as of March 31, 2020.
(4)			Investment is measured at fair value using net asset value.
(5)			Preferred Stock.
(6)			Common stock and member interest.
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

Overview

THL Credit, Inc., or we, us, our or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. On January 31, 2020, First Eagle Alternative Credit, LLC, formerly known as THL Credit Advisors LLC, the investment advisor (the “Advisor”) to THL Credit, and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC “FEAC” and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of middle market companies.

As of March 31, 2020, we, together with our credit-focused affiliates, collectively had $22.5 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2020, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.3 billion in aggregate commitments into 131 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through March 31, 2020, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. The Company alone has received $1.5 billion of gross proceeds from the realization of its investments during this same time period. As of March 31, 2020, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $206.7 million, or 110.5% of the committed capital, respectively.

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

COVID-19 Developments

During the first quarter of 2020, there was a global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operation of non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We have enhanced our portfolio monitoring practices to include a potential threat assessment of the impact of COVID-19 on our portfolio companies, and we are maintaining frequent contact with our borrowers, sponsors and co-lenders. We have continued to fund our existing debt commitments. We expect the impacts of COVID-19 are likely to continue to some extent as the outbreak persists, and potentially even longer. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our portfolio companies. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of a global economic slowdown. Depending on the duration and extent of the disruptions to the operations of our portfolio companies, we expect that some of our portfolio companies may curtail business operations, reduce employee workforces or defer capital expenditures if subjected to prolonged financial distress, which could impair their business on a permanent basis. These impairments could possibly lead to defaults on their financial obligations to us and other capital providers. These developments may result in further losses and/or restructurings that may lead to decreased investment income.

Our net asset value as of March 31, 2020 was significantly reduced compared to our net asset value as of December 31, 2019, primarily as a result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of COVID-19 and associated uncertainties of its long-term impact, as well as the re-pricing of credit risk and increased volatility in the broadly syndicated credit market.

The financial results for the three months ended March 31, 2020 do not reflect the full anticipated impact of COVID-19 on our operations as many of the preventative measures utilized in the U.S., including quarantines and travel restrictions, were generally instituted in the second half of March 2020.

We will continue to monitor the rapidly evolving situation in relation to COVID-19, and the resulting impacts on our portfolio companies’ operations.  Given the dynamic nature, coupled with the significant uncertainties of the situation, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows in the future.  However, to the extent our portfolio companies are adversely impacted by the effects of COVID-19 and the current financial, economic and capital markets environment, and future developments in these and other areas, it may have a material adverse impact on our performance, financial condition, results of operations and ability to pay distributions.

Portfolio Composition and Investment Activity

Portfolio Composition

As of March 31, 2020, we had $316.8 million of portfolio investments (at fair value), which represents a $67.3 million, or 17.5% decrease from the $384.1 million (at fair value) as of December 31, 2019. Our portfolio consisted of 46 investments, including Greenway, and Greenway II, as of March 31, 2020, compared to 52 portfolio investments, including Greenway and Greenway II, as of December 31, 2019. As of March 31, 2020, we had $98.6 million of controlled portfolio investments (at fair value) in four portfolio companies, which represents a $43.3 million, or 30.5% decrease from $141.9 million (at fair value) as of December 31, 2019 in four portfolio companies. The decrease in controlled portfolio companies was largely the result of a decrease in fair value of OEM Group, LLC and Logan JV in addition to a return of capital distribution from Logan JV. Our average controlling equity position at March 31, 2020 was approximately $44.5 and $24.6 at cost and fair value, respectively. Our investment in the Logan JV represented 14.6% and 21.7% of our portfolio investments at fair value as of March 31, 2020 and December 31, 2019, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.3	$46.2	$97.1	$83.4
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	23.1	19.5	23.1	20.9
Average portfolio company investment	9.6	6.9	8.5	7.4
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	8.0	6.6	6.7	6.2
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	95.3	58.2	91.1	66.4

At March 31, 2020 and at December 31, 2019, based upon fair value, 100.0% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	March 31, 2020	December 31, 2019
First lien senior secured debt (1)	5.6%	8.0%
Second lien debt	12.3%	12.8%
Income-producing equity securities (2)	0.0%	0.0%
Debt and income-producing investments (1)(3)	5.8%	8.2%
Logan JV (4)	10.1%	10.5%
All investments including Logan JV (1)(4)	6.8%	8.7%

(1)	Includes all loans on non-accrual status.
(2)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of March 31, 2020 and December 31, 2019, the dividend declared and earned of $9.6 million and $9.8 million for the twelve months ended March 31, 2020 and December 31, 2019, respectively, represented a yield to us of 10.1% and 10.5%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2020, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of March 31, 2020 and December 31, 2019, 1.3% and 1.7%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2020 and beyond. No assurance can be given that we will be successful in achieving this target.

As of March 31, 2020 and December 31, 2019, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $17.8 million and $16.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of March 31, 2020 and December 31, 2019, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.8 times and 4.6 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of March 31, 2020, our portfolio of unsponsored investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One is performing at or above our expectations and has an Investment Score of 1. The other unsponsored investment had an Investment Score of 5. As of December 31, 2019, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three were performing at or above our expectations and had an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of March 31, 2020, we have closed portfolio investments with 73 different sponsors since inception. As of December 31, 2019, we had closed portfolio investments with 71 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of March 31, 2020			As of December 31, 2019
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$280.0	$224.3	82.9%	$272.9	$241.4	80.3%
Unsponsored Investments (1)	70.3	46.3	17.1%	72.3	59.3	19.7%
Total	$350.3	$270.6	100.0%	$345.2	$300.7	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of March 31, 2020 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$300.9	68.1%	$237.7	75.0%
Investment in Logan JV	92.3	20.8%	46.2	14.6%
Equity investments	33.8	7.6%	18.7	5.9%
Second lien debt	12.0	2.7%	11.0	3.5%
Investments in funds	3.4	0.8%	3.2	1.0%
Warrants	0.2	0.0%	—	0.0%
Total investments	$442.6	100.0%	$316.8	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments as of December 31, 2019 (in millions).

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

We expect the percent of our core assets, which we define as first lien senior secured loans and the Logan JV, to continue to increase as a percent of total investments as we exit non-qualifying BDC assets as defined under the 1940 Act and our controlled equity investments, through sales or repayments, and redeploy these proceeds. We intend to continue our efforts to reposition the portfolio towards these core assets, which we believe will reduce our exposure to portfolio company risks and potential changes in interest rates. The following is a summary of the industry classification in which we invest as of March 31, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Healthcare	$59.6	$55.6	17.58%	35.94%
Consumer products and services	65.5	52.0	16.42%	33.58%
Investment funds and vehicles	92.3	46.2	14.60%	29.85%
Business services	42.5	41.2	13.01%	26.60%
Industrials and manufacturing	56.1	29.6	9.34%	19.11%
Financial services	31.4	29.3	9.23%	18.88%
IT services	27.2	24.6	7.75%	15.86%
Energy / utilities	48.3	16.1	5.07%	10.38%
Retail & grocery	13.2	14.7	4.64%	9.49%
Media, entertainment and leisure	5.5	5.5	1.74%	3.55%
Transportation	1.0	2.0	0.62%	1.27%
Total Investments	$442.6	$316.8	100.00%	204.51%

The following is a summary of the industry classification in which we invest as of December 31, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97.1	$83.3	21.71%	36.34%
Consumer products and services	61.8	55.0	14.32%	23.98%
Healthcare	54.3	54.2	14.10%	23.60%
Business services	44.5	44.9	11.70%	19.58%
Industrials and manufacturing	52.7	35.1	9.14%	15.31%
IT services	35.5	33.9	8.82%	14.77%
Financial services	23.7	24.2	6.29%	10.52%
Energy / utilities	47.5	23.8	6.19%	10.36%
Retail & grocery	15.7	17.7	4.61%	7.72%
Media, entertainment and leisure	8.4	8.5	2.21%	3.71%
Transportation	1.0	3.5	0.91%	1.52%
Total Investments	$442.2	$384.1	100.00%	167.41%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three months ended March 31, 2020 and 2019 (in millions).

	Three months ended March 31,
	2020	2019
New portfolio investments	$17.6	$13.8
Existing portfolio investments:
Follow-on investments (1)	—	17.4
Delayed draw and revolver investments (1)	15.6	3.3
Total existing portfolio investments	15.6	20.7
Total portfolio investment activity	$33.2	$34.5
Number of new portfolio investments	3	3
Number of follow-on investments	12	6
First lien senior secured debt	$33.2	$34.3
Equity investments	—	0.2
Total portfolio investments	$33.2	$34.5
Weighted average yield of new debt investments	6.0%	11.9%
Weighted average yield, including all new income-producing investments	6.0%	11.9%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three months ended March 31, 2020 and 2019, we had prepayments and sales of our investments, including any prepayment premiums, totaling $38.3 million and $25.5 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the three months ended March 31, 2020

•	Proceeds of $23.3 million received from the sale of eight senior secured broadly syndicated investments made in December 2019 resulting in a $0.1 million net realized gain, and
•	Sale of a first lien senior secured term loan in MB Medical Operations LLC with proceeds received of $2.6 million, resulting in a nominal gain.

For the three months ended March 31, 2019

•	Sale of a first lien senior secured term loan in Alex Toys, LLC. with proceeds received of $7.7 million, and
•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million.

Our level of investment activity can vary substantially from period to period depending on many factors, including the amount of debt and equity capital available to middle market companies, the level of merger and acquisition activity, the general economic environment and the competitive environment for the types of investments we make. The frequency and volume of any prepayments may fluctuate significantly from period to period. The future adverse impact of COVID-19 on the broader markets in which we invest cannot currently be accurately predicted and future investment activity of the Company will be subject to these effects and related uncertainties.

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through March 31, 2020, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 11.2% (based on cash invested of $1.5 billion and total proceeds from these exited investments of $1.9 billion). 80.2% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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
As of March 31, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its members.

	As of March 31, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$92.6	$8.0	$99.4
Perspecta Trident LLC	50.0	23.2	2.0	$24.8
Total Investments	$250.0	$115.8	$10.0	$124.2

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
THL Credit, Inc.	$200.0	$97.4	$3.2	$99.4
Perspecta Trident LLC	50.0	24.4	0.8	$24.8
Total Investments	$250.0	$121.8	$4.0	$124.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of March 31, 2019 and December 31, 2019, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of March 31, 2020 and December 31, 2019, Logan JV had $227.1 million and $236.1 million of outstanding borrowings under the credit facility, respectively. At March 31, 2020, the effective interest rate on the Logan JV Credit Facility was 4.09% per annum.

As of March 31, 2020 and December 31, 2019, Logan JV had total investments at fair value of $278.9 million and $332.2 million, respectively. As of March 31, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 128 and 131 different borrowers, respectively. As of March 31, 2020, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.4 million and $1.2 million, respectively. As of December 31, 2019, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $5.3 million and $2.2 million, respectively. As of March 31, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2.9 million and $3.9 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of March 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of March 31, 2020	As of December 31, 2019
First lien secured debt, at par	$322,035	$338,439
Second lien debt, at par	7,811	8,529
Total debt investments, at par	$329,846	$346,968
Weighted average yield on first lien secured loans (1)	6.4%	6.6%
Weighted average yield on second lien loans (1)	9.5%	9.7%
Weighted average yield on all loans (1)	6.5%	6.7%
Number of borrowers in Logan JV	128	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,812	$24,906

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of March 31, 2020 and December 31, 2019, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended March 31, 2020 and 2019, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.3 million and $2.6 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. As of March 31, 2020 and December 31, 2019, $2.6 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of March 31, 2020, the distributions declared and earned of $9.6 million for the twelve months ended March 31, 2020, represented a dividend yield to the Company of 10.1% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9.8 million for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested. As of March 31, 2020 and December 31, 2019, $0.3 million and $0.3 million, respectively, of return of capital associated with distributions declared was included in the Distributions receivable on our Consolidated Statements of Assets and Liabilities. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,174

Total Australia						$1,485	$1,174

Canada
Avison Young Canada Inc.	Services: Business	6.94% (LIBOR +5%)	03/07/2019	02/01/2026	3,954	$3,886	$3,255
PNI Canada Acquireco Corp	High Tech Industries	6.1% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,712	1,705	1,464

Total Canada						$5,591	$4,719

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	973	$965	$740
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	02/26/2025	2,940	2,929	2,132
Total Germany						$3,894	$2,872

Luxembourg
Connect Finco SARL	Telecommunications	6.11% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	$1,404	$1,154
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,985	2,932	1,959
Total Luxembourg						$4,336	$3,113

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,844	$4,250
Connect Finco SARL (9)	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,809	2,799	2,090

Total United Kingdom						$7,643	$6,340

United States of America
1A Smart Start LLC	Services: Consumer	6.1% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,291	$4,281	$3,991
A Place for Mom Inc	Media: Advertising, Printing & Publishing	5.35% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,900	3,888	3,413
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,968	4,749
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	5.63% (LIBOR +4%)	10/04/2018	10/03/2025	3,960	3,952	3,514
Acproducts Inc	Construction & Building	8.19% (LIBOR +6.5%)	02/14/2020	08/13/2025	500	510	456
Advanced Integration Technology LP	Aerospace & Defense	6.35% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,930	1,921	1,766
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	6.6% (LIBOR +5%)	07/31/2019	07/31/2026	3,206	3,187	2,439
AG Parent Holdings LLC	High Tech Industries	6.6% (LIBOR +5%)	07/30/2019	07/31/2026	2,660	2,636	2,175
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.35% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,910	1,906	1,528
Air Medical Group Holdings Inc	Healthcare & Pharmaceuticals	5.86% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,199	2,188	1,985
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,940	3,925	3,230
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	6.42% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,938	1,915	1,715
Allen Media LLC	Media: Broadcasting & Subscription	7.23% (LIBOR +5.5%)	02/06/2020	02/05/2027	3,000	2,985	2,520
AMCP Clean Acquisition Co LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,377	2,368	1,189

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	07/10/2025	575	573	288
American Sportsman Holdings Co	Retail	6.6% (LIBOR +5%)	11/22/2016	09/25/2024	3,900	3,866	3,296
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.36% (LIBOR +5.75%)	04/17/2018	12/20/2022	608	400	249
Ansira Holdings, Inc.	Media: Diversified & Production	7.36% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,827	1,818	1,370
AP Gaming I LLC	Hotel, Gaming & Leisure	5.1% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,432	2,428	1,909
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/11/2019	05/09/2025	184	142	146
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/12/2019	05/10/2024	328	241	109
APFS Staffing Holdings Inc	Services: Consumer	5.68% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,980	1,945	1,638
AQA Acquisition Holding, Inc	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,970	1,970	1,960
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	877	861	781
Avaya Inc	Telecommunications	4.95% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,328	2,023
Axiom Global Inc	Services: Business	6.21% (LIBOR +4.75%)	09/25/2019	10/01/2026	2,993	2,964	2,933
Barbri Inc	Media: Diversified & Production	5.77% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,112	2,607
BCP Qualtek Merger Sub LLC	Telecommunications	8.03% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,850	3,791	3,446
Big Ass Fans LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,443	2,436	2,150
Big River Steel LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,950	1,939	1,872
BI-LO LLC	Retail	9.74% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,436	1,215
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,918	2,900	2,366
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,160	3,148	2,734
Cambium Learning Inc.	Services: Consumer	6.1% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,975	1,893	1,629
Canister International Group Inc	Forest Products & Paper	6.35% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,981	1,725
CC Amulet Intermediate, LLC (4)	Healthcare & Pharmaceuticals	7% (LIBOR +4.75%)	06/18/2018	04/30/2024	1,538	82	(54)
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	6.35% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,401	3,377	3,078
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	5.85% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,984	2,783	2,447
Clarity Telecom, LLC	Telecommunications	5.85% (LIBOR +4.25%)	06/27/2019	08/31/2026	788	781	670
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,771	4,757	4,627
Commercial Barge Line Co	Transportation: Cargo	10.6% (LIBOR +8.75%)	11/06/2015	11/12/2020	-	-	-
Constellis Holdings, LLC	Aerospace & Defense	9.5% (LIBOR +8.5%)	03/27/2020	03/27/2024	331	305	285
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.55% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,895	1,890	1,772
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,895	1,898	1,499
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	4.85% (LIBOR +3.25%)	12/06/2017	02/13/2025	245	245	242
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	6.28% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,962	4,941	4,440
Drilling Info Inc.	High Tech Industries	5.85% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,432	4,415	3,545
DXP Enterprises, Inc.	Wholesale	6.35% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,463	1,454	1,324
E2open, LLC	Transportation: Cargo	7.36% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,975	4,932	4,787
Eliassen Group, LLC	Services: Business	6.1% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,638	4,620	4,289
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,950	3,942	3,427
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	4.2% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,561	2,548	2,200
Gold Standard Baking, Inc. (11)	Wholesale	8.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,577	2,391	1,160
Golden West Packaging Group LLC	Containers, Packaging & Glass	7.35% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,586	4,572	4,126
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,919	2,837	2,116
Great Dane Merger Sub Inc	High Tech Industries	5.1% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,948	2,937	2,476
Gruden Acquisition Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,944	1,922	1,847
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.6% (LIBOR +4%)	12/14/2017	12/19/2024	4,888	4,871	4,374
Hoffman Southwest Corporation	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,597	1,513

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,063
Idera Inc	High Tech Industries	5.61% (LIBOR +4%)	06/27/2017	06/28/2024	2,302	2,288	2,026
Infoblox Inc.	High Tech Industries	6.1% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,109	2,083	1,877
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,980	1,963	1,653
Intermedia Holdings, Inc.	Telecommunications	7.6% (LIBOR +6%)	07/13/2018	07/11/2025	2,963	2,940	2,711
International Textile Group Inc	Consumer goods: Durable	6.58% (LIBOR +5%)	04/20/2018	04/19/2024	956	953	655
Isagenix International LLC	Services: Consumer	7.02% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,823	1,810	679
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,494	2,488	2,157
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,053	2,007	1,650
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	465	463	430
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,800	1,794	1,665
MAG DS Corp.	Aerospace & Defense	6.35% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,948	2,926	2,874
Mavenir Systems Inc	Telecommunications	7% (LIBOR +6%)	05/01/2018	05/01/2025	1,965	1,936	1,710
MDVIP Inc	Healthcare & Pharmaceuticals	5.85% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,213	2,210	1,870
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.91% (LIBOR +5%)	09/26/2019	09/25/2026	1,995	1,976	1,776
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.76% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,358	2,349	1,710
MRI SOFTWARE LLC (5)(9)	Construction & Building	6.95% (LIBOR +5.5%)	01/31/2020	02/10/2026	222	(1)	(26)
MRI Software LLC	Construction & Building	7.1% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,278	1,272	1,131
Nasco Healthcare, Inc.	Healthcare & Pharmaceuticals	6.28% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,431	4,427	4,121
National Seating & Mobility Inc	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,307	2,285	2,076
New Insight Holdings Inc	Services: Business	7.26% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,955	1,889	1,760
NextCare, Inc. (6)(9)	Healthcare & Pharmaceuticals	5.95% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(63)
NextCare, Inc.	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,807	3,781	3,426
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,165	4,150	3,540
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,904	2,779
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,185	1,830
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.6% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,457
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	559	555	531
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	825	818	784
Orion Business Innovations	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,911	1,897	1,816
OSM MSO, LLC	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,871	3,421
Output Services Group Inc	Services: Business	6.11% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,412	4,397	3,772
Park Place Technologies, LLC	High Tech Industries	5.6% (LIBOR +4%)	03/22/2018	03/22/2025	2,299	2,291	1,966
Parts Town	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/07/2019	10/15/2025	998	993	993
Patriot Rail Co LLC	Transportation: Cargo	7.08% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,434	3,063
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.6% (LIBOR +5%)	10/04/2018	09/28/2025	2,955	2,931	2,290
Pivotal Payments	Services: Business	6.6% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,697	3,384
PLH Group Inc	Energy: Oil & Gas	7.74% (LIBOR +6%)	08/01/2018	07/25/2023	3,844	3,780	3,171
Polar US Borrower	Chemicals, Plastics & Rubber	6.69% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,963	2,868	2,614
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,990	1,971	1,642
Premise Health Holding Corp (7)(9)	Healthcare & Pharmaceuticals	4.95% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(11)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	887	884	754
Project Leopard Holdings Inc	High Tech Industries	6.1% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,706	1,704	1,504
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,955	1,942	1,861
Pure Fishing Inc	Consumer goods: Non-Durable	6.1% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,188	1,149	970

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
QuickBase Inc.	Services: Business	5.6% (LIBOR +4%)	03/29/2019	04/03/2026	2,084	2,075	2,022
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.6% (LIBOR +7%)	03/16/2018	03/21/2025	1,001	987	851
Red Ventures LLC	Media: Advertising, Printing & Publishing	4.11% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,013	2,000	1,698
Silverback Merger Sub Inc	High Tech Industries	4.56% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,170	1,168	1,020
SMS Systems Maintenance Services Inc	High Tech Industries	6.6% (LIBOR +5%)	02/09/2017	10/30/2023	2,903	2,895	2,021
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	2,754	2,737	2,616
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	235	234	224
SoClean, Inc	Healthcare & Pharmaceuticals	7.76% (LIBOR +6%)	02/13/2018	12/20/2022	1,889	1,878	1,795
Starfish- V Merger Sub Inc	High Tech Industries	7.86% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,219	1,211	987
Starfish- V Merger Sub Inc	High Tech Industries	7.58% (LIBOR +6%)	11/06/2019	08/16/2024	998	923	808
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,239	2,160	1,836
Titan Sub LLC	Aerospace & Defense	6.6% (LIBOR +5%)	09/19/2019	09/21/2026	2,244	2,224	1,913
TOMS Shoes LLC	Retail	6.27% (LIBOR +5%)	12/27/2019	12/31/2025	665	665	428
TOMS Shoes LLC	Retail	6.77% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	254
Tupelo Buyer Inc	Transportation: Cargo	5.35% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,177	2,165	1,850
Uber Technologies, Inc.	Services: Consumer	5% (LIBOR +4%)	03/22/2018	04/04/2025	2,751	2,741	2,588
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,369	2,347	2,274
Upstream Newco Inc	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,449
US Shipping Corp	Utilities: Oil & Gas	5.85% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	176
Vistage Worldwide, Inc.	Services: Consumer	5.6% (LIBOR +4%)	02/06/2018	02/10/2025	2,470	2,465	2,013
W3 Topco LLC	Energy: Oil & Gas	7.69% (LIBOR +6%)	08/13/2019	08/16/2025	1,950	1,827	1,609
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,221	2,191	2,099
Women's Care Florida LLP	Healthcare & Pharmaceuticals	6.1% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,888	4,871	4,399
Yak Access LLC	Energy: Oil & Gas	6.6% (LIBOR +5%)	06/29/2018	07/11/2025	2,850	2,785	2,109
Zenith American Holding, Inc.	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,938	3,929	3,702
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	496	119	94

Total United States of America						$292,884	$254,203

Total Senior Secured First Lien Term Loans						$315,833	$272,421

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc	High Tech Industries	9.91% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$995
Constellis Holdings, LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	34	63
DiversiTech Holdings Inc	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,636
Gruden Acquisition Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	456
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.6% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	849
Park Place Technologies, LLC	High Tech Industries	9.6% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	687
TKC Holdings Inc	Services: Business	9.61% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,434
Wash Multifamily Acquisition Inc.	Services: Consumer	8.6% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	338
Wash Multifamily Acquisition Inc.	Services: Consumer	8.6% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	59

Total United States of America						$7,510	$6,517

Logan JV Loan Portfolio as of March 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total Second Lien Term Loans						$7,510	$6,517

Equity Investments
United States of America
Constellis Holdings, LLC	Aerospace & Defense		03/27/2020		20	$204	$7
TOMS Shoes LLC	Retail		12/27/2019		9	575	-

Total United States of America						$779	$7

Total Equity Investments						$779	$7

Total Investments						$324,122	$278,945

Cash equivalents
Dreyfus Government Cash Management Fund						$8,833	$8,833
Other cash accounts						698	698
Total Cash equivalents						$9,531	$9,531

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of March 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.99%, 1.26%, 1.45% and 1.18%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $608,168, of which $206,785 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $1,538,462, of which, $1,446,154 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $222,229, which was unfunded as of March 31, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of March 31, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $71,456, which was unfunded as of March 31, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $495,893, of which $372,386 was unfunded as of March 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of March 31, 2020 is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of March 31, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560
(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Below is certain summarized financial information for Logan JV as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019:

Selected Balance Sheet Information

	As of March 31, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $324,122 and $340,083, respectively)	$278,945	$332,182
Cash	9,531	11,560
Other assets	1,262	4,234
Total assets	$289,738	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$225,822	$234,621
Payable for investments purchased	-	2,888
Distribution payable	3,640	3,650
Other liabilities	2,481	2,576
Total liabilities	$231,943	$243,735
Members' capital	$57,795	$104,241
Total liabilities and members' capital	$289,738	$347,976

Selected Statement of Operations Information

	For the three months ended March, 31 2020	For the three months ended March, 31 2019
	(Dollars in thousands)	(Dollars in thousands)
Interest income	$5,826	$6,529
Fee income	50	28
Total revenues	5,876	6,557
Credit facility expenses (1)	2,789	3,305
Other fees and expenses	97	123
Total expenses	2,886	3,428
Net investment income	2,990	3,129
Net realized (loss) gain	(3,260)	(1,471)
Net change in unrealized (depreciation) appreciation on investments	(37,276)	1,308
Net increase in members' capital from operations	$(37,546)	$2,966

(1)

As of March 31, 2020, Logan JV had $227,141 of outstanding debt under its credit facility with an effective interest rate of 4.09% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under its credit facility with an effective interest rate of 4.25% per annum.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.30 and 2.17 at March 31, 2020 and December 31, 2019, respectively. The following is a distribution of the investment scores of our portfolio companies at March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020				December 31, 2019
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$46.7	10.6%	$45.8	14.5%	$48.5	11.0%	$50.8	13.2%
2(b)	270.6	61.1%	215.3	68.0%	250.8	56.7%	239.8	62.5%
3(c)	7.2	1.6%	3.0	0.9%	103.9	23.5%	78.4	20.4%
4(d)	11.8	2.7%	7.0	2.2%	—	0.0%	—	0.0%
5(e)	106.3	24.0%	45.7	14.4%	39.0	8.8%	15.1	3.9%
Total	$442.6	100.0%	$316.8	100.0%	$442.2	100.0%	$384.1	100.0%

(a)

As of March 31, 2020 and December 31, 2019, Investment Score “1”, based upon fair value, included $4.1 million and $5.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of March 31, 2020 and December 31, 2019, Investment Score “2”, based upon fair value, included $36.1 million and $17.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of March 31, 2020 and December 31, 2019, Investment Score “3”, based upon fair value, included $0.0 million and $74.1 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of March 31, 2020 and December 31, 2019, Investment Score “4”, based upon fair value, included $7.0 million and $0 to companies in which we also hold equity securities.
(e)

As of March 31, 2020 and December 31, 2019, Investment Score “5”, based upon fair value, included $42.3 million and $8.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2020, we had loans on non-accrual status with an amortized cost basis of $93.6 million and fair value of $45.7 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of March 31, 2020 and December 31, 2019. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three months ended March 31, 2020 and 2019

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

The following shows the breakdown of investment income for the three months ended March 31, 2020 and 2019 (in millions):

	For the three months ended March 31,
	2020	2019
Interest income on debt securities
Cash interest	$4.5	$8.7
PIK interest	—	0.7
Net accretion of discounts and other fees	0.2	0.3
Total interest on debt securities	4.7	9.7
Dividend income (1)	3.0	3.7
Interest income on other income-producing securities (1)	—	0.1
Fees related to non-controlled, affiliated investments	0.1	0.2
Other income	0.1	0.5
Total investment income	$7.9	$14.2

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics LLC and Logan JV.

The decrease in investment income between the three month periods was primarily due to the contraction in the overall investment portfolio since March 31, 2019, the decline in LIBOR, and the additional loans put on non-accrual status during the three months ended March 31, 2020, which led to lower interest income. Additionally, dividend income decreased due to the sale of Copperweld Bimetallics LLC in 2019.

The following shows a rollforward of PIK income activity for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended March 31,
	2020	2019
Accumulated PIK balance, beginning of period	$3.6	$3.9
PIK income capitalized/receivable	—	0.7
PIK reduction due to sale	—	(0.1)
Accumulated PIK balance, end of period	$3.6	$4.5

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three months ended March 31, 2020 and 2019.

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

The following shows the breakdown of expenses for the three months ended March 31, 2020 and 2019 (in millions):

	For the three months ended March 31,
	2020	2019
Expenses
Interest and fees on Borrowings (a)	$3.4	$4.1
Base management fees	1.0	1.9
Incentive fees	(0.4)	—
Other expenses	0.9	1.0
Administrator expenses	0.3	0.4
Total expenses	5.2	7.4
Income tax provision, excise and other taxes (b)	0.1	0.1
Total expenses after taxes	$5.3	$7.5

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like investments in portfolio companies organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses during the three month periods was primarily due to lower base management fees as a result of portfolio contraction and a reduction in the annual base management fee rate from 1.5% to 1.0%. We also incurred lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, lower unused fees resulting from a reduction in commitments from $190.0 million to $150.0 effective March 13, 2020 and a decrease in LIBOR. Refer to Note 7, Borrowings, of the Consolidated Financial Statements for further detail. Additionally, we reversed $0.4 million of incentive fees during the three months ends March 31, 2020 as an adjustment to previously deferred incentive fees, which further contributed to the decrease in total expenses during the three month periods.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $2.7 million, or $0.09 per common share based on a weighted average of 29,813,268 common shares outstanding for the three months ended March 31, 2020, as compared to $6.7 million, or $0.21 per common share based on a weighted average of 32,289,420 common shares outstanding for the three months ended March 31, 2019.

The decrease in net investment income between the three month periods is primarily attributable a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans placed on non-accrual status offset by lower base management fees, incentive fees, and interest and fees on our Credit Facility.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three months ended March 31, 2020 and 2019 (in millions):

	For the three months ended March 31,
	2020	2019
Aerogroup International Inc. (1)	$0.1	$(0.8)
Alex Toys, LLC (2)	—	(1.5)
Charming Charlie LLC (3)	(1.5)	—
Copperweld Bimetallics, LLC (4)	(0.3)	—
Tri Starr Management Services, Inc. (5)	—	0.4
Other	0.1	(0.1)
Net realized losses	$(1.6)	$(2.0)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and we received $2.5 million in proceeds with an additional $6.3 million reflected as escrow and other receivables. The escrow and other receivable had been adjusted for the three months ended March 31, 2019 to reflect future collectability. Subsequently, we collected the outstanding escrow proceeds in cash through June 2019 realizing additional losses to reflect amounts collected and associated expenses. In 2020, we reversed a portion of the realized losses recorded in 2019 to true up expected accrued expenses related to the bankruptcy proceedings.

(2)

On January 11, 2019, we sold our first lien senior secured term loan in Alex Toys, LLC for total proceeds of $7.7 million. The realized loss of $1.5 million was offset by a corresponding change in unrealized appreciation in the same amount.

(3)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020, we recorded a realized loss to reflect the collectability of the remaining receivable balance, which is expected to be collected in the near term.

(4)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $1.7 million in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, we collected $0.9 million in escrow proceeds in cash through March 2020 and realized additional losses to reflect the collectability of the remaining escrow and other receivables balance.

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended March 31, 2020
	2020	2019
Gross unrealized appreciation on investments	$3.3	$9.6
Gross unrealized depreciation on investments	(70.6)	(15.2)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	(0.4)	1.3
Total	$(67.7)	$(4.3)

During the three months ended March 31, 2020, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC (an investment where we hold a controlling interest), Holland Intermediate Acquisition Corp., Allied Wireline Services, LLC and a market driven reduction of Logan JV, an investment where we also hold a controlling interest. Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. The disruptions caused by COVID-19 and the restrictions put in place have contributed to the write-down in the value of our portfolio as of March 31, 2020. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would further decrease the value of our investments.

During 2019, the largest reduction in value was in our investment in LAI International Inc., which was placed on non-accrual status with an investment score of “5” during the quarter ended March 31, 2019. This reduction was partially offset by an increase in the value of our investment in Copperweld Bimetallics LLC, where we held a controlling equity interest.

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended March 31, 2020 and 2019, we recognized a benefit for tax on unrealized gains on investments of $0.5 million and $0.1 million, respectively, for consolidated subsidiaries. As of March 31, 2020 and December 31, 2019, $1.5 million and $1.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net (Decrease) Increase in Net Assets Resulting from Operations

Net (decrease) increase in net assets resulting from operations totaled $(66.2) million, or $(2.22) per common share based on a weighted average of 29,813,268 common shares for the three months ended March 31, 2020, as compared to $0.2 million, or $0.01 per common share based on a weighted average of 32,289,420 common shares for the three months ended March 31, 2019, respectively.

The changes in net assets from operations between the three months ended March 31, 2020 and 2019 is due primarily to lower interest income as a result of portfolio contraction and additional loans placed on non-accrual status, and the increase of the unrealized losses in the portfolio (as described above) and the related tax impact.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.”

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

We borrowed $15.5 million under our Revolving Facility for the three months ended March 31, 2020 and made no repayments on our Revolving Facility. We borrowed $18.0 million under our Revolving Facility for the three months ended March 31, 2019 and repaid $8.8 million on our Revolving Facility from prepayments and sales and investment income.

Our operating activities provided (used) cash of $9.1 million and $(5.2) million for the three months ended March 31, 2020 and 2019, respectively, primarily in connection with the purchase and sales of portfolio investments. For the three months ended March 31, 2020, our financing activities included net borrowings of $(15.5) million on our Revolving Facility and used $6.2 million for distributions to stockholders and $2.2 million to repurchase common stock. For the three months ended March 31, 2019, our financing activities included net borrowings of $9.3 million on our Revolving Facility and used $6.8 million for distributions to stockholders, $1.3 million to repurchase common stock and $0.3 million for the payment of financing costs.

As of March 31, 2020 and December 31, 2019, we had cash of $22.1 million and $5.9 million, respectively. We had no cash equivalents as of March 31, 2020 and December 31, 2019.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of March 31, 2020 and December 31, 2019 (in millions):

	As of
	March 31, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (6)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (6)
Revolving Facility (5)	$150.0	$81.7	$77.2	3.31%	$190.0	$66.2	$92.1	4.25%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
Total	$261.6	$193.3	$188.8	5.13%	$301.6	$177.8	$203.7	5.64%

(1)

As of March 31, 2020, excludes deferred financing costs of $1.0 million for the 2022 Notes and $1.6 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the three months ended March 31, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1.1 million for the 2022 Notes and $1.7 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)

As part of Amendment No.4 to Second Amended and Restated Senior Secured Revolving Credit Agreement dated March 13, 2020, the revolver commitments have been reduced to $150.0 million from $190.0 million.

(6)	Represents the weighted average interest rate as of March 31, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments from $275.0 million to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No.4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.5% (with no LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of March 31, 2020. We had no Canadian borrowings outstanding on our Revolving Facility as of March 31, 2020.

As of March 31, 2020, we had USD borrowings of $81.7 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.31%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between USD and CAD. This movement is beyond our control and cannot be predicted. There were no CAD borrowings outstanding on our Revolving Facility as of or for the three months ended March 31, 2020.

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

As of March 31, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of March 31, 2020 and December 31, 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.9 million and $1.6 million were incurred in connection with the Revolving Facility during the three months ended March 31, 2020 and 2019, respectively.

Amortization of deferred financing costs of $0.4 million, which included one-time accelerated amortization of $0.3 million in connection with a reduction in the revolver commitment size, and $0.5 million, which included one-time accelerated amortization of $0.4 million, respectively, were incurred in connection with the Revolving Facility for the three months ended March 31, 2020 and 2019. As of March 31, 2020, we had $1.2 million of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2019, we had $1.6 million of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165%.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of March 31, 2020, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of March 31, 2020, the carrying amount and fair value of our Notes was $111.6 million and $91.9 million, respectively. As of December 31, 2019, the carrying value and fair value of our Notes was $111.6 million and $114.9 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended March 31, 2020 and 2019, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of March 31, 2020 and December 31, 2019, we had $2.5 million and $2.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended March 31, 2020 and 2019, we incurred interest expense on the Notes of approximately $1.8 million and $1.8 million, respectively.

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

As of March 31, 2020 and December 31, 2019, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	March 31, 2020	December 31, 2019

Unfunded delayed draw facilities
Apex Service Partners, LLC	$1.2	$—
BCDI Rodeo Dental Buyer, LLC	0.7	2.0
Certify, Inc.	0.1	0.1
PDFTron Systems	1.1	1.1
Simplicity Financial Marketing Holdings Inc.	1.0	1.0
	4.1	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Services, LLC	—	0.7
BCDI Rodeo Dental Buyer, LLC	—	0.8
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.5	1.5
HealthDrive Corporation(2)	0.3	2.1
Holland Intermediate Acquisition Corp. (1)	3.0	3.0
IRC Opco LLC	—	0.8
Loadmaster Derrick & Equipment, Inc.	0.2	0.6
NCP Investor, Inc.	1.0	1.0
OEM Group, LLC (2)	0.3	3.8
PDFTron Systems Inc.	0.5	0.5
Simplicity Financial Marketing Holdings Inc.	—	0.4
SolutionReach, Inc.	0.2	0.9
SPST Holdings, LLC	0.8	0.7
SRS Acquiom Holdings, LLC	0.4	0.4
Women's Health USA, Inc.	—	1.5
	10.1	21.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.2	0.2
	0.9	0.9

Total unfunded commitments	$15.1	$26.1
(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
May 5, 2017	June 15, 2017	June 30, 2017	$0.27
August 1, 2017	September 15, 2017	September 29, 2017	$0.27
November 7, 2017	December 15, 2017	December 29, 2017	$0.27
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three months ended March 31, 2020 and 2019, respectively.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of March 31, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 78.3%.

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the three months ended March 31, 2020 and 2019 (in millions):

	For the three months ended March 31,
	2020	2019
Dollar amount repurchased (1)	$2.2	$1.3
Shares repurchased	0.3	0.2
Average price per share (including commission)	$6.33	$6.67
Weighted average discount to net asset value	16.99%	27.36%

(1)

Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, we purchased 0.1 million shares at an average cost of $6.63, inclusive of commissions. All of the shares repurchased during the quarter ended March 31, 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements

Critical Accounting Policies

For a description of the Company’s critical accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in the Company’s 2019 Annual Report on Form 10-K.  The Company considers its most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to the Company’s critical accounting policies as described in the Company’s 2019 Annual report on Form 10-K.

Recent Developments

From April 1, 2020 through May 7, 2020, we made revolver and delayed draw fundings totaling $3.1 million with a combined weighted average yield of 6.7%.

On April 14, 2020, we entered into Amendment No. 5 to the Revolving Facility which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels.

On March 3, 2020, we entered into a commitment letter (the "Commitment Letter") with First Eagle and the prior owners of the Advisor, including certain members of management of the Advisor (collectively, the "Investors").  Pursuant to the Commitment Letter, First Eagle and the Investors agreed to purchase from us, in aggregate, approximately $30.0 million of our common stock in a publicly registered issuance on or before April 21, 2020 at the Company's net asset value ("NAV") per share, as approved in accordance with the Investment Company Act of 1940, as amended. On April 16, 2020, our board of directors approved a NAV per share for April 15, 2020 of $5.34.  On April 17, 2020, we sold 5,617,978 shares at $5.34 per share. After offering expenses, we received net proceeds of $30.0 million from the share issuance on April 21, 2020.

On May 4, 2020, we received proceeds of $2.1 million from the partial repayment of our first lien senior secured term loan in Holland Intermediate Acquisition Corp.

On May 5, 2020, our board of directors declared a dividend of $0.10 per share payable on June 30, 2020 to stockholders of record at the close of business on June 15, 2020.

A special stockholder meeting has been called for May 28, 2020 to allow stockholders to vote on the New Investment Management Agreement.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2020, 100.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of March 31, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 0.93% and 0.88%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our March 31, 2020, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$8.4	$2.4	$6.0
Up 200 basis points	$5.6	$1.6	$4.0
Up 100 basis points	$2.8	$0.8	$2.0
Down 300 basis points	$(0.9)	$(0.7)	$(0.2)
Down 200 basis points	$(0.9)	$(0.7)	$(0.2)
Down 100 basis points	$(0.9)	$(0.7)	$(0.2)

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

Disclosure Controls and Procedures

Our management with the participation of our President and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our President and Chief Financial Officer have concluded that, as of the period covered by this quarterly report on form 10-Q, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Acts recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our President and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Other than as provided below, there have been no changes to the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020.

Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic could impact our business, financial condition, results of operations, liquidity or prospects in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Our net asset value per share has significantly decreased as a result of the outbreak.  As of March 31, 2020, our board approved our NAV per share of $5.22, a decrease from the $7.64 NAV per share as of December 31, 2019. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

•

From an operational perspective, our Advisor’s employees, as well as the workforces of our vendors, service providers and counterparties, may also be adversely affected by the COVID-19 pandemic or efforts to mitigate the pandemic, including government-mandated shutdowns, requests or orders for employees to work remotely, and other social distancing measures, in the U.S., which could result in an adverse impact on our ability to conduct our business;

•	While the market dislocation caused by COVID-19 may present attractive investment opportunities, due to increased volatility in the financial markets, we may not be able to complete those investments;

•

If the impact of COVID-19 continues, we may have more limited opportunities to successfully exit existing investments, due to, among other reasons, lower valuations, decreased revenues and earnings, or lack of potential buyers with financial resources to pursue an acquisition, resulting in a reduced ability to realize value from such investments;

•

Our portfolio companies are facing or may face in the future increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding, which may result in potential impairment of our investments. Changes in the debt financing markets are impacting, or, if the volatility in financial market continues, may in the future impact, the ability of our portfolio companies to meet their respective financial obligations;

•

Borrowers of loans, notes and other credit instruments in our portfolio may be unable to meet their principal or interest payment obligations or satisfy financial covenants, resulting in a decrease in value of our investments and lower than expected return. In addition, for variable interest instruments, lower reference rates resulting from government stimulus programs in response to COVID-19 could lead to lower interest income;

•

Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would decrease the value of our investments;

•

An extended period of remote working by our Advisor’s employees could strain its technology resources and introduce operational risks, including heightened cybersecurity risk. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts that seek to exploit the COVID-19 pandemic; and

•

COVID-19 presents a significant threat to our Advisor’s employees’ well-being and morale. While our Advisor has implemented a business continuity plan to protect the health of its employees and has contingency plans in place for key employees or executive officers who may become sick or otherwise unable to perform their duties for an extended period of time, such plans cannot anticipate all scenarios, and our Advisor may experience potential loss of productivity or a delay in the roll out of certain strategic plans.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table presents information with respect to the Company’s purchases of its common stock during the three months ended March 31, 2020. All shares repurchased during the three months ended March 31, 2020 were under the 10b5-1 Plan effective December 15, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Plans
January 1, 2020 through January 31, 2020	153,920	$6.42	153,920	$8,569,619
February 1, 2020 through February 29, 2020	131,825	$6.53	131,825	$7,708,395
March 1, 2020 through March 31, 2020	55,565	$5.60	55,565	$7,397,386
	341,310	$6.33	341,310
Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

10.1

Amendment No. 4 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement, dated as of March 13, 2020, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on March 13, 2020).

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of President Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of President Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THL CREDIT, INC.

Date: May 7, 2020	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
President

Date: May 7, 2020	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer