Form 10-Q
period 2020-06-30
First Eagle Alternative Capital BDC, Inc.
filed 2020-08-06
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                       to

Commission file number 814-00789

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Boylston St., Suite 1200, Boston, MA	02116
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

THL CREDIT, INC.

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

100 Federal St., 31st Floor, Boston, MA 02110
(Address of Principal Executive Offices)

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	FCRD	NASDAQ Global Select Market
6.75% Senior Notes due 2022	FCRZ	The New York Stock Exchange
6.125% Senior Notes due 2023	FCRW	The New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at August 6, 2020 was 30,109,834.

THL CREDIT, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2020

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
•

the impact of pandemics or other serious public health epidemics, such as the current novel coronavirus ("COVID-19") pandemic on our operations, our portfolio companies' business, or the global economy;

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	June 30, 2020 (unaudited)	December 31, 2019
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $239,447 and $263,444, respectively)	$219,936	$242,189
Controlled investments (cost of $177,868 and $178,769, respectively)	111,100	141,932
Non-controlled, affiliated investments (cost of $2 and $2, respectively)	2	4
Cash	32,957	5,890
Escrows and other receivables	4,652	12,353
Interest, dividends, and fees receivable	3,793	4,623
Deferred tax assets	1,899	2,267
Deferred financing costs	1,125	1,619
Prepaid expenses and other assets	1,324	829
Due from affiliate	132	192
Total assets	$376,920	$411,898
Liabilities:
Loans payable	$66,661	$66,161
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,339 and $2,742, respectively)	109,268	108,866
Accrued expenses and other liabilities	2,732	3,434
Deferred tax liability	1,533	1,927
Base management fees payable	877	1,103
Accrued incentive fees	156	568
Accrued interest and fees	98	384
Accrued administrator expenses	77	—
Total liabilities	181,402	182,443
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 35,298 and 30,022 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	35	30
Paid-in capital in excess of par	443,398	415,596
Accumulated deficit	(247,915)	(186,171)
Total net assets	$195,518	$229,455
Total liabilities and net assets	$376,920	$411,898
Net asset value per share	$5.54	$7.64

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$4,146	$7,821	$9,084	$15,888
PIK interest income	419	329	468	676
Other income	70	1,745	122	2,199
From non-controlled, affiliated investments:
Cash interest income	—	34	—	67
Other income	59	195	141	392
From controlled investments:
Cash interest income	27	1,049	(249)	2,048
PIK interest income	—	381	—	730
Dividend income	2,287	3,770	5,294	7,477
Other income	33	38	70	75
Total investment income	7,041	15,362	14,930	29,552
Expenses:
Interest and fees on borrowings	2,545	3,243	5,248	6,641
Base management fees	877	1,815	1,901	3,725
Incentive fees	—	—	(411)	—
Administrator expenses	287	392	614	842
Other general and administrative expenses	391	362	726	734
Amortization of deferred financing costs	546	335	1,197	1,030
Professional fees	453	552	824	949
Directors' fees	176	176	352	364
Total expenses	5,275	6,875	10,451	14,285
Management fee waiver	—	(525)	—	(525)
Total expenses, net of management fee waivers	5,275	6,350	10,451	13,760
Income tax provision, excise and other taxes	35	161	87	238
Net investment income	1,731	8,851	4,392	15,554
Realized (Loss) Gain and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(25,719)	(24,066)	(25,505)	(26,483)
Non-controlled, affiliated investments	(909)	—	(2,474)	—
Controlled investments	—	—	(263)	442
Foreign currency transactions	—	(1)	—	2
Net realized loss on investments	(26,628)	(24,067)	(28,242)	(26,039)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	26,716	18,588	1,744	7,907
Non-controlled, affiliated investments	(1)	(12,343)	(2)	(11,901)
Controlled investments	12,768	(540)	(29,931)	5,371
Translation of assets and liabilities in foreign currencies	—	(323)	—	(641)
Net change in unrealized appreciation (depreciation) on investments	39,483	5,382	(28,189)	736
Net realized and unrealized gain (loss) from investments	12,855	(18,685)	(56,431)	(25,303)
(Provision) benefit for taxes on unrealized loss on investments	(443)	164	26	271
Net increase (decrease) in net assets resulting from operations	$14,143	$(9,670)	$(52,013)	$(9,478)
Net investment income per common share:
Basic and diluted	$0.05	$0.28	$0.14	$0.49
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.41	$(0.30)	$(1.62)	$(0.30)
Weighted average shares of common stock outstanding:
Basic and diluted	34,311	31,679	32,062	32,028

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	2020	2019
Net assets at January 1,	$229,455	$295,681
Decrease in net assets from operations:
Net investment income	2,661	6,704
Net realized loss on investments	(1,614)	(1,972)
Net change in unrealized depreciation on investments	(67,673)	(4,645)
Benefit for taxes on unrealized loss on investments	470	107
Net (decrease) increase in net assets resulting from operations	(66,156)	194
Distributions to stockholders:
Distributions to stockholders from net investment income	(6,233)	(6,768)
Total distributions to stockholders	(6,233)	(6,768)
Capital share transactions:
Repurchase of common stock	(2,161)	(1,323)
Net decrease in net assets from capital share transactions	(2,161)	(1,323)
Total decrease in net assets	(74,550)	(7,897)
Net assets at March 31,	$154,905	$287,784
Increase (decrease) in net assets from operations:
Net investment income	1,731	8,851
Net realized loss on investments	(26,628)	(24,067)
Net change in unrealized appreciation on investments	39,483	5,382
(Provision) benefit for taxes on unrealized loss on investments	(443)	164
Net increase (decrease) in net assets resulting from operations	14,143	(9,670)
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,530)	(6,633)
Total distributions to stockholders	(3,530)	(6,633)
Capital share transactions:
Issuance of common stock	30,000	—
Repurchase of common stock	—	(4,696)
Net increase (decrease) in net assets from capital share transactions	30,000	(4,696)
Total increase (decrease) in net assets	40,613	(20,999)
Net assets at June 30,	$195,518	$266,785
Common shares outstanding at end of period	35,298	31,419
Capital share activity:
Shares issued	5,618	—
Shares repurchased	341	899

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(52,013)	$(9,478)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation (appreciation) on investments	28,190	(736)
Net realized loss on investments	26,818	28,594
Net realized gain on foreign exchange currency transactions	—	(2)
Increase in investments due to interest paid-in-kind	(120)	(1,340)
Amortization of deferred financing costs	1,197	1,030
Accretion of discounts on investments and other fees	(338)	(666)
Changes in operating assets and liabilities:
Purchases of investments	(38,626)	(80,225)
Proceeds from sales and paydowns of investments	42,242	84,564
Decrease (increase) in interest, dividends and fees receivable	830	(455)
Decrease in escrow and other receivables	2,621	—
Decrease in due from affiliates	60	154
Decrease (increase) in deferred tax asset	368	(130)
(Increase) decrease in prepaid expenses and other assets	(458)	1,484
(Decrease) increase in accrued expenses and other liabilities	(702)	835
Decrease in accrued credit facility fees and interest	(286)	(210)
Decrease in deferred tax liability	(394)	(141)
Decrease in base management fees payable, net	(226)	(823)
Increase in accrued administrator expenses	77	—
Decrease in accrued incentive fees payable, net	(412)	—
Net cash provided by operating activities	8,828	22,455
Cash flows from financing activities:
Repurchase of common stock	(2,161)	(6,019)
Borrowings under credit facility	15,500	52,700
Repayments under credit facility	(15,000)	(58,250)
Issuance of shares of common stock	30,000	—
Distributions paid to stockholders	(9,763)	(13,399)
Financing costs paid	(337)	(309)
Net cash provided by financing activities	18,239	(25,277)
Net increase (decrease) in cash	27,067	(2,822)
Cash, beginning of period	5,890	6,860
Cash, end of period	$32,957	$4,038
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$5,085	$6,334
Income taxes paid	$2	$6
PIK income earned	$468	$1,407

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—112.49% of net asset value
First lien senior secured debt
—100.48% of net asset value
Canada
—3.40% of net asset value
PDFTron Systems Inc. (7)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	$4,963	$4,924	$4,863
PDFTron Systems Inc. (7)(24)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	1,089	1,080	1,067
PDFTron Systems Inc. (7)(24)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	320	316	314
PDFTron Systems Inc. (7)	IT services	8.8% (LIBOR + 7.5%)	6/9/2020	5/15/2024	398	389	398
PDFTron Systems Inc. (7)(9)(22)	IT services	8.8% (LIBOR + 7.5%)	6/9/2020	5/15/2024	—	(12)	—
				Subtotal Canada	$6,770	$6,697	$6,642
Midwest
—8.74% of net asset value
1-800 Hansons, LLC	Consumer products and services	8.5% (LIBOR + 7.5%) (7.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,320	$3,291	$2,905
1-800 Hansons, LLC (8)	Consumer products and services	7.5% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	207	183
IRC Opco LLC	Healthcare	6.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	5,373	5,339	5,104
IRC Opco LLC (8)	Healthcare	6.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	818	813	777
Matilda Jane Holdings, Inc.	Consumer products and services	9.5% (LIBOR+ 8.5% PIK)	4/28/2017	4/28/2022	11,427	11,331	8,113
				Subtotal midwest	$21,147	$20,981	$17,082
Northeast
—24.44% of net asset value
3SI Security Systems	Business services	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,104	$4,070	$3,899
Certify, Inc.	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,527	1,528
Certify, Inc. (25)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	175	173	174
Certify, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	11	10	10
Communication Technology Intermediate (7)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	8,052	7,909	7,750
Communication Technology Intermediate (7)(8)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	761	748	732
HealthDrive Corporation	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,850	9,780	8,594
HealthDrive Corporation (8)	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	1,761	1,747	1,536
Simplicity Financial Marketing Holdings Inc.	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	3,455	3,410	3,196

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Simplicity Financial Marketing Holdings Inc. (8)	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	370	366	343
Simplicity Financial Marketing Holdings Inc. (24)	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	1,107	1,092	1,024
smarTours, LLC (19)	Consumer products and services	7.8% (LIBOR + 6.8%)	10/31/2017	10/31/2022	5,141	5,093	2,828
smarTours, LLC (8)(9)(19)	Consumer products and services	7.8% (LIBOR + 6.8%)	10/31/2017	10/31/2022	—	(7)	—
Urology Management Associates, LLC	Healthcare	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,392	8,278	8,014
Women's Health USA, Inc.	Healthcare	7.3% (LIBOR + 6.3%)	10/9/2018	10/9/2023	7,077	7,062	6,723
Women's Health USA, Inc. (8)	Healthcare	6.8% (LIBOR + 5.8%)	10/9/2018	10/9/2023	1,500	1,488	1,425
				Subtotal northeast	$53,300	$52,746	$47,776
Southeast
—6.13% of net asset value
Apex Services Partners, LLC	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$4,159	$4,120	$4,003
Apex Services Partners, LLC (24)	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	301	290	290
Whitney, Bradley & Brown, Inc.	Business services	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,768	7,726	7,690
				Subtotal southeast	$12,228	$12,136	$11,983
Southwest
—17.73% of net asset value
BCDI Rodeo Dental Buyer, LLC	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	$5,758	$5,711	$5,082
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,602	1,426
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,320	1,308	1,165
Igloo Products Corp.	Consumer products and services	11.5% (LIBOR + 10.8%) (10.8% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,526	21,507	19,104
Riveron Acquisition Holdings, Inc.	Business services	7.0% (LIBOR + 6.0%)	5/22/2019	5/22/2025	8,219	8,086	7,891
				Subtotal southwest	$38,438	$38,214	$34,668
West
—40.04% of net asset value
ABC Legal Services, Inc.	Business services	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	$7,218	$7,117	$6,677
ABC Legal Services, Inc. (8)	Business services	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	663	654	613
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,308	1,267
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	655	634
EBS Intermediate LLC (23)	Consumer products and services	6.0% (LIBOR + 5.0%)	10/2/2018	10/2/2023	7,835	7,745	7,248
EBS Intermediate LLC (8)(23)	Consumer products and services	6.5% (LIBOR + 5.5%)	10/2/2018	10/2/2023	833	814	771

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Evergreen Services Group, LLC	IT services	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,386	9,325	9,104
Finxera Intermediate, LLC	Financial services	6.8% (LIBOR + 5.8%)	2/25/2020	8/27/2024	7,134	7,068	6,902
Gener8, LLC	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,878	5,822	5,731
Gener8, LLC (8)	Business services	6.6% (LIBOR + 5.5%)	8/14/2018	8/14/2023	900	886	877
It's Just Lunch International LLC	Media, entertainment and leisure	9.5% (LIBOR + 8.5%)	7/28/2016	7/28/2021	5,500	5,476	5,500
MeriCal, LLC	Consumer products and services	6.8% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,453	7,453	7,304
NCP Investor Inc	Healthcare	6.5% (LIBOR + 5.5%)	10/19/2018	10/19/2023	6,962	6,892	6,719
NCP Investor Inc (8)	Healthcare	6.5% (LIBOR + 5.5%)	10/19/2018	10/19/2023	667	657	643
SolutionReach, Inc.	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,288	6,198	6,068
SolutionReach, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	700	687	675
SRS Acquiom Holdings LLC	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,825	4,790	4,101
SRS Acquiom Holdings LLC (9)(22)	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—
SynteractHCR Holdings Corporation	Healthcare	6.3% (LIBOR + 5.3%)	1/17/2020	5/25/2025	6,206	6,149	5,989
SynteractHCR Holdings Corporation (8)	Healthcare	6.3% (LIBOR + 5.3%)	1/17/2020	5/25/2025	1,543	1,529	1,489
				Subtotal west	$81,966	$81,222	$78,312

			Subtotal first lien senior secured debt		$213,849	$211,996	$196,463

Second lien debt
—5.89% of net asset value
Northeast
—5.89% of net asset value
Merchants Capital Access, LLC (14)	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,967	$11,520
				Subtotal northeast	$12,000	$11,967	$11,520

			Subtotal second lien debt		$12,000	$11,967	$11,520

Equity investments
—4.70% of net asset value
Midwest
—0.00% of net asset value
Matilda Jane Holdings, Inc. (12)(17)	Consumer products and services		4/28/2017		488,896	$489	$—
			Subtotal midwest			$489	$—
Northeast

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—1.59% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (18)	IT services		2/28/2019		841	175	190
Specialty Brands Holdings, LLC (17)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Consumer products and services		10/31/2017		215,827	216	—
Urology Management Associates, LLC (18)	Healthcare		8/31/2018		769	769	850
Wheels Up Partners, LLC (10)(13)(18)	Transportation		1/31/2014		1,000,000	1,000	2,070
			Subtotal northeast			$4,048	$3,110
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—2.61% of net asset value
Allied Wireline Services, LLC (10)(13)(17)	Energy / utilities		6/15/2020	6/15/2025	$4,951	$4,971	$4,971
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities		6/15/2020		4,538	144	144
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer products and services		4/30/2014		1,902	1,716	—
			Subtotal southwest			$6,831	$5,115
West
—0.48% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer products and services		9/30/2016		521	$505	$542
MeriCal, LLC (10) (12) (18)	Consumer products and services		9/30/2016		5,334	10	—
Sciens Building Solutions, LLC (10) (17)	Business services		7/12/2017		194	213	399
			Subtotal west			$728	$941

				Subtotal equity		$12,128	$9,198

Investments in funds

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—1.41% of net asset value
Midwest
—1.35% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Financial services		6/14/2013			$2,957	$2,646
				Subtotal midwest		$2,957	$2,646
West
—0.06% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Financial services		11/20/2012			$399	$109
				Subtotal west		$399	$109

			Subtotal investments in funds			$3,356	$2,755

Total non-controlled/non-affiliated investments
—112.49% of net asset value						$239,447	$219,936

Controlled investments
—56.82% of net asset value

First lien senior secured debt
—19.29% of net asset value
Southeast
—4.10% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.7% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$10,639	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	13.4% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,496	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	8,575	6,782	8,017
				Subtotal southeast	$21,710	$15,142	$8,017
Southwest
—15.19% of net asset value
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	$20,285	$19,879	$1,597
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	3/16/2016	6/30/2022	9,685	9,492	9,685

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
OEM Group, LLC (15)(19)	Industrials and manufacturing	10.5% (LIBOR + 9.5%) (6.5% Cash + 4.0% PIK)	6/26/2018	6/30/2022	18,421	17,852	18,421
				Subtotal southwest	$48,391	$47,223	$29,703

			Subtotal first lien senior secured debt		$70,101	$62,365	$37,720

Equity investments
—8.02% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy / utilities		7/1/2016		2,956	$1,114	$—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy / utilities		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10)(12)(15)(20)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$—
				Subtotal southwest		$8,890	$—
West
—8.02% of net asset value
C&K Market, Inc. (15)(18)	Retail & grocery		11/3/2010		1,992,365	$2,271	$5,716
C&K Market, Inc. (15)(17)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,955	9,962
				Subtotal west		$13,226	$15,678

				Subtotal equity		$23,230	$15,678
Investments in funds
—29.51% of net asset value
Northeast
—29.51% of net asset value
THL Credit Logan JV LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles		12/3/2014			$92,273	$57,702
				Subtotal northeast		$92,273	$57,702

			Subtotal investments in funds			$92,273	$57,702

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)(11)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Total controlled investments
—56.82% of net asset value						$177,868	$111,100

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (10)(14)(18)(21)	Investment funds and vehicles		1/27/2011			$—	$—
THL Credit Greenway Fund II LLC (10)(14)(18)(21)	Investment funds and vehicles		3/1/2013			2	2
				Subtotal northeast		$2	$2

			Subtotal investments in funds			$2	$2

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$2

Total investments—169.31% of net asset value						$417,317	$331,038

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
(3)

As of June 30, 2020, 29.5% and 26.3% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2020. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of the LIBOR and ABR rates may be subject to interest floors. As of June 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.16%, 0.23%, 0.30% and 0.37%, respectively. There were no ABR loans outstanding at June 30, 2020.

See accompanying notes to these consolidated financial statements.

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

June 30, 2020

(dollar amounts in thousands)

(unaudited)

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of June 30, 2020, there were no issuers with this option.

(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of THL Credit, Inc.
(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the six months ended June 30, 2020 in which the issuer was a portfolio company that the Company is deemed to control.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of June 30, 2020.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of June 30, 2020.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Investment previously known as Rollins Enterprises LLC.
(24)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(25)	Company pays 0.25% unfunded commitment fee on revolving loan facility.

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

THL Credit, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2019. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively.

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
(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

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

June 30, 2020

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of June 30, 2020 and December 31, 2019.

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

Under the Notes payable, if there is a substantial modification of the terms of the existing agreement (greater than 10% change in the present value of cash flows under the old and new amended facilities) then the change would result in a debt extinguishment and any unamortized deferred financing costs would be expensed during that period. Third party costs under the new arrangement would be capitalized and amortized over the term of the new arrangement. Under the Revolving Facility, if the borrowing capacity of the new arrangement is lower than the borrowing capacity of the old arrangement evaluated on a lender by lender basis, then any unamortized deferred financing costs would be expensed during the period in proportion to the decrease in the old arrangement for that lender. Any remaining unamortized deferred financing costs relating to the old arrangement would be deferred and amortized over the term of the new arrangement along with any costs associated with the new arrangement.

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

Investments, for which market quotations are readily available and reliable, are valued using market quotations, which are generally obtained from an independent pricing service or broker-dealers or market makers. Debt and equity securities, for which market quotations are not readily available or are determined to be unreliable are valued at fair value as determined in good faith by the Company’s board of directors. Because the Company expects that there will not be a readily available market value for many of the investments in the Company’s portfolio, it is expected that many of the Company’s portfolio investments’ values will be determined in good faith by the Company’s board of directors in accordance with a documented valuation policy that has been reviewed and approved by the Company’s board of directors and in accordance with GAAP. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material.

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company undertakes a multi- step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for managing portfolio investments;

•	preliminary valuation conclusions are then documented and are reviewed with the pricing committee of First Eagle Alternative Credit, LLC, or the Advisor;
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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of June 30, 2020, the Company had loans on non-accrual status with an amortized cost basis of $67,451 and fair value of $40,548. As of June 30, 2019, the Company had loans on non-accrual status with an amortized cost basis of $39,650 and fair value of $8,379.

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

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Accumulated PIK balance, beginning of period	$3,630	$4,507	$3,588	$3,879
PIK income capitalized/receivable	419	710	467	1,407
PIK reduction due to sale	—	—	—	(69)
PIK received in cash from repayments	—	(538)	(6)	(538)
PIK reduced through restructurings/sales	(1,260)	—	(1,260)	—
Accumulated PIK balance, end of period	$2,789	$4,679	$2,789	$4,679

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and six months ended June 30, 2020 and 2019.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended June 30, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $35 and $161, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax expenses of $87 and $238, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and six months ended June 30, 2020 and 2019. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
(Provision) benefit for taxes on unrealized gain on investments	$(443)	$164	$26	$271

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of June 30, 2020 and December 31, 2019, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020 and December 31, 2019, $1,533 and $1,927, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of June 30, 2020 and December 31, 2019, $1,899 (net of $8,235 allowance) and $2,267 (net of $6,291 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective as of March 12, 2020 through December 31, 2022, at the Company’s election. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of June 30, 2020:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$234,183	$—	$—	$234,183
Second lien debt	11,520	—	—	11,520
Equity investments	24,876	—	—	24,876
Investment in Logan JV (1)	57,702	—	—	—
Investments in funds (1)	2,757	—	—	—
Total investments	$331,038	$—	$—	$270,579

(1)

Certain investments that are measured at fair value using net asset value totaling $60,459 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

(1)

Certain investments that are measured at fair value using net asset value totaling $86,982 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

The following is a summary of the industry classification in which the Company invests as of June 30, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	92,275	57,704	17.42%	29.51%
Healthcare	59,156	55,568	16.79%	28.42%
Consumer products and services	66,668	53,291	16.10%	27.26%
Business services	43,231	42,259	12.77%	21.61%
Financial services	32,046	29,841	9.01%	15.26%
Industrials and manufacturing	56,113	29,703	8.97%	15.19%
IT services	26,755	26,292	7.94%	13.45%
Retail & grocery	13,226	15,678	4.74%	8.02%
Energy / utilities	21,371	13,132	3.97%	6.72%
Media, entertainment and leisure	5,476	5,500	1.66%	2.81%
Transportation	1,000	2,070	0.63%	1.06%
Total Investments	$417,317	$331,038	100.00%	169.31%

The following is a summary of the industry classification in which the Company invests as of December 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97,075	$83,397	21.71%	36.34%
Consumer products and services	61,771	55,014	14.32%	23.98%
Healthcare	54,297	54,152	14.10%	23.60%
Business services	44,504	44,938	11.70%	19.58%
Industrials and manufacturing	52,675	35,122	9.14%	15.31%
IT services	35,493	33,880	8.82%	14.77%
Financial services	23,783	24,150	6.29%	10.52%
Energy / utilities	47,543	23,772	6.19%	10.36%
Retail & grocery	15,683	17,714	4.61%	7.72%
Media, entertainment and leisure	8,391	8,506	2.21%	3.71%
Transportation	1,000	3,480	0.91%	1.52%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of June 30, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$161,036	$120,110	36.28%	61.42%
West	95,575	95,040	28.71%	48.61%
Southwest	101,158	69,486	20.99%	35.54%
Southeast	28,424	20,032	6.05%	10.25%
Midwest	24,427	19,728	5.96%	10.09%
Canada	6,697	6,642	2.01%	3.40%
Total Investments	$417,317	$331,038	100.00%	169.31%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$175,170	$162,789	42.38%	70.94%
Southwest	122,183	86,176	22.43%	37.56%
West	83,644	85,876	22.36%	37.43%
Midwest	28,996	25,125	6.54%	10.95%
Southeast	27,293	19,221	5.00%	8.38%
Canada	4,929	4,938	1.29%	2.15%
Total Investments	$442,215	$384,125	100.00%	167.41%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within six months to three years.

The following provides quantitative information about Level 3 fair value measurements as of June 30, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$185,522	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	10,941	Market comparable companies (market approach)	EBITDA Multiple	5.3	x	-	5.8	x	(5.5	x)
	37,720	Market comparable companies (market approach)	Revenue Multiple	0.5	x	-	1.0	x	(0.7	x)
Second lien debt	11,520	Discounted cash flows (income approach)	Comparative Yield	14%		-	15%		(14%)
Equity investments (2)	22,583	Market comparable companies (market approach)	EBITDA Multiple	4.1	x	-	4.6	x	(4.3	x)
	2,261	Market comparable companies (market approach)	Revenue Multiple	2.0	x	-	2.5	x	(2.2	x)
Total Level 3 Investments	$270,547

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$189,872	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	41,945	Market comparable companies (market approach)	EBITDA Multiple	6.1	x	-	6.6	x	(6.4	x)
	8,281	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	12,000	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(13%)
Equity investments	17,811	Market comparable companies (market approach)	EBITDA Multiple	4.2	x	-	4.7	x	(4.4	x)
	3,704	Market comparable companies (market approach)	Revenue Multiple	2.5	x	-	3.0	x	(2.7	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.3	x	(5.0	x)
Total Level 3 Investments	$273,613

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The following table rolls forward the changes in fair value during the six months ended June 30, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$21,515	$-	$273,613
Purchases	38,624	-	5,147	-	43,771
Sales and repayments	(14,165)	-	(32)	-	(14,197)
Unrealized appreciation (depreciation)(1)	(7,602)	(500)	1,794	175	(6,133)
Realized (loss) gain	(23,183)	-	(3,548)	(175)	(26,906)
Net amortization of premiums, discounts and fees	291	20	-	-	311
PIK	120	-	-	-	120
Ending balance, June 30, 2020	$234,183	$11,520	$24,876	$-	$270,579
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(23,065)	$(500)	$(1,320)	$-	$(24,885)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the six months ended June 30, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	76,292	—	—	191	—	76,483
Sales and repayments	(81,634)	—	—	—	—	(81,634)
Unrealized appreciation (depreciation)(1)	(2,386)	205	(75)	6,573	(483)	3,834
Realized loss	(28,594)	—	—	—	—	(28,594)
Net amortization of premiums, discounts and fees	628	36	—	—	—	664
PIK	1,090	—	250	—	—	1,340
Ending balance, June 30, 2019	$294,744	$25,536	$6,731	$50,298	$97	$377,406
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(11,194)	$205	$(75)	$6,575	$(483)	$(4,972)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the six months ended June 30, 2020 and 2019.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and six months ended June 30, 2020 and 2019 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and THL Credit Logan JV, LLC for the three and six months ended June 30, 2020, and C&K Market, Inc., Copperweld Bimetallics, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and THL Credit Logan JV, LLC for the three and six months ended June 30, 2019. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC and Copperweld Bimetallics, LLC, which are presented in separate tabular disclosures further below.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2020	2019	2020	2019
Net Sales	$78,305	$125,350	$135,944	$249,679
Gross Profit	28,438	56,664	49,162	110,327
Net gain (loss)	4,844	(2,593)	6,542	(8,922)

The below table summarizes the financial information for OEM Group, LLC for the three and six months ended June 30, 2020 and 2019.

	For the three months ended June 30,		For the six months ended June 30,
Income Statement	2020	2019	2020	2019
Net Sales	$6,744	$8,176	$15,236	$17,912
Gross Profit	1,508	2,390	3,346	4,904
Net gain (loss)	(5,069)	(4,412)	(9,910)	(8,099)

The below table summarizes the financial information for Copperweld Bimetallics, LLC for the three and six months ended June 30, 2019.

	For the three months ended June 30,	For the six months ended June 30,
Income Statement	2019	2019
Net Sales	$21,697	$46,235
Gross Profit	3,287	8,714
Net loss	2,057	3,568

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

As of June 30, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of June 30, 2020
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2020 and December 31, 2019, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2020 and December 31, 2019, Logan JV had $165,641 and $236,141 of outstanding borrowings under the credit facility, respectively. At June 30, 2020, the effective interest rate on the Logan JV Credit Facility was 3.46% per annum.

As of June 30, 2020 and December 31, 2019, Logan JV had total investments at fair value of $229,654 and $332,182, respectively. As of June 30, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 100 and 131 different borrowers, respectively. As of June 30, 2020, there was one loan on non-accrual status with an amortized cost and fair value of $2,320 and $1,160, respectively. As of December 31, 2019, there were three loans on non-accrual status from two issuers with an amortized cost and fair value of $5,342 and $2,175, respectively. As of June 30, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $1,835 and $3,861, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020	As of December 31, 2019
First lien secured debt, at par	$250,153	$338,439
Second lien debt, at par	7,811	8,529
Total debt investments, at par	$257,964	$346,968
Weighted average yield on first lien secured loans (1)	5.8%	6.6%
Weighted average yield on second lien loans (1)	8.9%	9.7%
Weighted average yield on all loans (1)	5.9%	6.7%
Number of borrowers in Logan JV	100	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,787	$24,906

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2020 and December 31, 2019, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended June 30, 2020 and 2019, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $1,600 and $2,560, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the six months ended June 30, 2020 and 2019, the Company’s share of income from distributions related to its Logan JV LLC equity interest was $3,920 and $5,160, respectively. As of June 30, 2020 and December 31, 2019, $1,841 and $2,593, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020 and December 31, 2019, $327 and $327, respectively, of return of capital associated with distribution declared was included the Distribution receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, distributions declared and earned of $8,624 for the twelve months ended June 30, 2020, represented a dividend yield to the Company of 9.0% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9,760 for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested.

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	4.75% (LIBOR +4%)	11/22/2019	11/26/2026	1,496	$1,482	$1,309

Total Australia						$1,482	$1,309

Canada
Avison Young Canada Inc.	Services: Business	6.45% (LIBOR +5%)	03/07/2019	02/01/2026	3,944	$3,879	$3,642
PNI Canada Acquireco Corp	High Tech Industries	4.68% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,587

Total Canada						$5,526	$5,229

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	970	$963	$834
VAC Germany Holding GmbH	Metals & Mining	5.45% (LIBOR +4%)	02/26/2018	02/26/2025	2,933	2,923	2,126
Total Germany						$3,886	$2,960

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,428	$1,402	$1,349
Travelport Finance	Services: Consumer	6.07% (LIBOR +5%)	03/18/2019	05/30/2026	2,978	2,927	1,986
Total Luxembourg						$4,329	$3,335

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,851	$3,937
EG Group	Retail	5.07% (LIBOR +4%)	03/23/2018	02/07/2025	2,802	2,793	2,639

Total United Kingdom						$7,644	$6,576

United States of America
1A Smart Start LLC	Services: Consumer	5.57% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,280	$4,271	$3,981
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,890	3,879	3,559
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,971	4,750
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	4.19% (LIBOR +4%)	10/04/2018	10/03/2025	3,950	3,943	3,779
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	497	506	489
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,925	1,916	1,608
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.18% (LIBOR +5%)	07/31/2019	07/31/2026	3,198	3,180	2,982
AG Parent Holdings LLC	High Tech Industries	6.45% (LIBOR +5%)	07/30/2019	07/31/2026	2,653	2,630	2,615
AgroFresh Inc.	Chemicals, Plastics & Rubber	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,905	1,902	1,870
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.84% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,930	3,916	3,242
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.69% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,925	1,903	1,814
Allen Media LLC	Media: Broadcasting & Subscription	5.82% (LIBOR +5.5%)	02/06/2020	02/05/2027	2,992	2,978	2,867
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,371	2,362	1,660

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	07/10/2025	574	572	402
Ansira Holdings, Inc.	Media: Diversified & Production	7.52% (LIBOR +6.5%)	04/17/2018	12/20/2022	609	607	456
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,828	1,818	1,371
AP Gaming I LLC	Hotel, Gaming & Leisure	4.95% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,426	2,422	2,133
APC Aftermarket (3)	Automotive	10% (LIBOR +0%)	06/02/2020	09/30/2020	67	39	39
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/11/2019	05/09/2025	185	144	122
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/12/2019	05/10/2024	328	245	28
APFS Staffing Holdings Inc	Services: Consumer	4.93% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,980	1,947	1,926
AQA Acquisition Holding, Inc.	High Tech Industries	5.7% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,965	1,965	1,915
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.7% (LIBOR +5.25%)	08/16/2019	08/27/2026	875	860	861
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,825	3,770	3,468
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.7% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,910	2,893	2,675
California Cryobank LLC	Healthcare & Pharmaceuticals	5.45% (LIBOR +4%)	08/03/2018	08/06/2025	3,152	3,141	2,947
Cambium Learning Inc.	Services: Consumer	5.95% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,970	1,892	1,888
Canister International Group Inc	Forest Products & Paper	4.93% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,995	1,977	1,925
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	284	283	257
CC Amulet Intermediate, LLC (4)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,254	554	435
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,392	3,370	3,070
Clarity Telecom, LLC	Telecommunications	4.43% (LIBOR +4.25%)	06/27/2019	08/31/2026	786	779	753
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.2% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,759	4,747	4,616
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,895	1,890	1,856
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.7% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,891	1,893	1,759
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,950	4,930	4,429
Drilling Info Inc.	High Tech Industries	4.43% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,421	4,405	4,055
DXP Enterprises, Inc.	Wholesale	5.75% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,369	1,362	1,303
E2open, LLC	Transportation: Cargo	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,963	4,921	4,937
Eliassen Group, LLC	Services: Business	4.68% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,632	4,614	4,377
Empower Payments Acquisition	Services: Business	5.7% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,940	3,932	3,743
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	3.44% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,555	2,542	2,494
Gold Standard Baking, Inc. (11)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,577	2,320	1,160
Golden West Packaging Group LLC	Containers, Packaging & Glass	5.93% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,573	4,559	4,253
Granite Holdings US Acquisition Co	Capital Equipment	6.32% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,911	2,833	2,562
Great Dane Merger Sub Inc	High Tech Industries	3.68% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,940	2,930	2,822
Gruden Acquisition Inc.	Transportation: Cargo	6.95% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,939	1,919	1,806
Hoffman Southwest Corporation	Environmental Industries	5.95% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,598	1,513
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.95% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,430
Institutional Shareholder Services, Inc.	Services: Business	5.95% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,975	1,959	1,936
International Textile Group Inc	Consumer goods: Durable	6.43% (LIBOR +5%)	04/20/2018	04/19/2024	950	947	546
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,797	1,785	716
LifeScan Global Corp	Healthcare & Pharmaceuticals	7.45% (LIBOR +6%)	06/19/2018	10/01/2024	2,014	1,971	1,835
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	463	462	438
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,796	1,789	1,697
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.2% (LIBOR +5%)	09/26/2019	09/25/2026	1,990	1,972	1,960
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.97% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,352	2,344	1,584

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MRI SOFTWARE LLC (5)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	104	-	(4)
MRI Software LLC	Construction & Building	6.57% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,392	1,386	1,340
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	306	290
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,950	1,888	1,811
NextCare, Inc. (6) (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(88)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,797	3,773	3,266
Northern Star Holdings Inc.	Utilities: Electric	5.57% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,154	4,139	3,843
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,905	2,750
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.24% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,185	2,126
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.07% (LIBOR +4%)	10/06/2017	10/12/2024	1,940	1,934	1,783
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	10/18/2018	10/19/2024	557	553	535
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	03/04/2019	10/21/2024	823	817	790
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,906	1,893	1,830
OSM MSO, LLC	Healthcare & Pharmaceuticals	6.45% (LIBOR +5%)	10/16/2018	08/09/2023	3,878	3,853	3,296

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,401	4,386	3,198
Parts Town	Beverage, Food & Tobacco	6.95% (LIBOR +5.5%)	11/07/2019	10/15/2025	995	991	896
Patriot Rail Co LLC	Transportation: Cargo	6.27% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,491	3,428	3,352
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,948	2,925	2,358
Pivotal Payments	Services: Business	6% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,698	3,692
PLH Group Inc	Energy: Oil & Gas	6.47% (LIBOR +6%)	08/01/2018	07/25/2023	3,778	3,720	3,212
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.95% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,985	1,967	1,834
Premise Health Holding Corp (7) (9)	Healthcare & Pharmaceuticals	3.8% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(3)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	4.95% (LIBOR +3.5%)	08/14/2018	07/10/2025	885	881	849
Project Leopard Holdings Inc	High Tech Industries	5.95% (LIBOR +4.5%)	10/06/2017	07/07/2023	1,702	1,700	1,664
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.98% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,950	1,938	1,761
Pure Fishing Inc	Consumer goods: Non-Durable	4.67% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,185	1,147	975
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.45% (LIBOR +7%)	03/16/2018	03/21/2025	998	985	892
Red Ventures LLC	Media: Advertising, Printing & Publishing	2.68% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,008	1,996	1,907
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,167	1,165	1,011
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	1,839	1,829	1,775
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	229	228	221
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	2,679	2,664	2,585
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	995	925	971
Starfish- V Merger Sub Inc	High Tech Industries	6.61% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,216	1,209	1,125
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,233	2,158	2,130
Titan Sub LLC	Aerospace & Defense	5.18% (LIBOR +5%)	09/19/2019	09/21/2026	2,239	2,219	2,172
Tupelo Buyer Inc	Transportation: Cargo	4.82% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,171	2,161	2,046
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.2% (LIBOR +4.75%)	12/12/2019	11/27/2023	2,363	2,343	2,269
Upstream Newco Inc	Healthcare & Pharmaceuticals	4.68% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,926	2,913	2,736
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	204	179
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,925	1,810	1,679
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,875	4,859	4,387
Yak Access LLC	Energy: Oil & Gas	6.45% (LIBOR +5%)	06/29/2018	07/11/2025	2,813	2,751	2,278
Zenith American Holding, Inc.	Services: Business	6.7% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,928	3,920	3,771
Zenith American Holding, Inc. (8)	Services: Business	6.7% (LIBOR +5.25%)	03/11/2019	12/13/2024	496	191	175

Total United States of America						$222,962	$203,379

Total Senior Secured First Lien Term Loans						$245,829	$222,788

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9.45% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.95% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,987	1,880
Gruden Acquisition Inc.	Transportation: Cargo	9.95% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	490	446
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	827
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	47	51

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Park Place Technologies, LLC	High Tech Industries	9% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	662
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,842	1,573
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	379
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	66

Total United States of America						$7,525	$6,859

Total Second Lien Term Loans						$7,525	$6,859

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	204	7

Total United States of America						$204	$7

Total Equity Investments						$204	$7

Total Investments						$253,558	$229,654

Cash equivalents
Dreyfus Government Cash Management Fund						7,309	7,309
Other cash accounts						400	400
Total Cash equivalents						$7,709	$7,709

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of June 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.16%, 0.23%, 0.30% and 0.37%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $67,001, of which $28,267 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $1,253,846, of which, $700,000 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $104,423, which was unfunded as of June 30, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of June 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $71,456, which was unfunded as of June 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $495,583, of which $300,391 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

(9)	Unfunded amount will start to accrue interest when the position is funded. Three month LIBOR as of June 30, 2020 or LIBOR floor is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of June 30, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of December 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively.

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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

Selected Balance Sheet Information:

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $253,558 and $340,083, respectively)	$229,654	$332,182
Cash	7,709	11,560
Other assets	3,815	4,234
Total assets	$241,178	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$164,523	$234,621
Payable for investments purchased	-	2,888
Distribution payable	2,710	3,650
Other liabilities	1,818	2,576
Total liabilities	$169,051	$243,735
Members' capital	$72,127	$104,241
Total liabilities and members' capital	$241,178	$347,976

Selected Statement of Operations Information:

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,373	$6,391	$10,199	$12,920
Fee income	48	25	98	54
Total revenues	4,421	6,416	10,297	12,974
Credit facility expenses (1)	2,207	3,090	4,996	$6,596
Other fees and expenses	100	314	196	237
Total expenses	2,307	3,404	5,192	6,833
Net investment income	2,114	3,012	5,105	6,141
Net realized loss	(7,055)	(2,574)	(10,315)	(4,045)
Net change in unrealized appreciation (depreciation) on investments	21,273	(246)	(16,003)	1,061
Net increase (decrease) in members' capital from operations	$16,332	$192	$(21,213)	$3,157

(1)

As of June 30, 2020, Logan JV had $165,641 of outstanding debt under the credit facility with an effective interest rate of 3.46% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum.

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

4. Related Party Transactions

Investment Management Agreement

On January 28, 2020, the Company’s Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) that included substantially the same terms as the amended and restated investment management agreement which became effective on June 14, 2019 (the “Prior Investment Advisory Agreement”). The Interim Investment Management Agreement became effective January 31, 2020. Consistent with the terms under the Prior Investment Advisory Agreement, under the Interim Investment Management Agreement, the Advisor, subject to the overall supervision of the Company’s board of directors, manages the day-to-day operations of, and provides investment advisory services to the Company.

On January 28, 2020, the Company’s Board also unanimously approved a new investment management agreement (the “New Investment Management Agreement”) between the Company and the Advisor.  All material terms of the New Investment Management Agreement remain unchanged from the material terms of the Prior Investment Advisory Agreement. The New Investment Management Agreement received stockholder approval at a special stockholder meeting held on May 28, 2020. Upon receipt of stockholder approval, the Interim Investment Management Agreement terminated immediately and the New Investment Management Agreement went into effect.

Base Management Fee

For the six months ended June 30, 2020, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement. For the six months ended June 30, 2019, the base management fee was calculated at an annual rate of 1.5% from January 1, 2019 through June 13, 2019, and 1.0% from June 14, 2019 through June 30, 2019 (upon stockholder approval of an amended and restated investment management agreement effective June 14, 2019). From April 1, 2019 through June 30, 2019, the Advisor waived base management fees in excess of 1.0%.

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

For the three months ended June 30, 2020 and 2019, the Company incurred base management fees of $877 and $1,290, respectively, net of management fees waived of $0 and $525, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred base management fees of $1,901 and $3,200, respectively, net of management fees waived of $0 and $525, respectively. As of June 30, 2020 and December 31, 2019, $877 and $1,103, respectively, was payable to the Advisor.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020. The Advisor subsequently agreed to extend the management and incentive fee waiver through March 31, 2021.

Incentive Fee

The incentive fee consists of two components as described in detail below: incentive fee on net investment income and incentive fee on capital gains. The two components are determined independent of each other.

If, at any time during the fiscal year 2020, the aggregate incentive fees on Net Investment Income on a quarterly basis, as calculated based on the Interim Investment Management Agreement and the New Investment Management Agreement described herein as the Reduced Incentive Fee on Net Investment Income, is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to the Prior Investment Advisory Agreement, the Advisor will waive such excess.

Incentive Fee on Net Investment Income as of January 1, 2020

The Prior Investment Advisory Agreement and subsequently the Interim Investment Management Agreement and New Investment Management Agreement modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”). The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of the Company’s net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to the Company’s common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by the Company of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

Additionally, if, at any time during the fiscal year 2020, the aggregate incentive fees on a quarterly basis, as calculated based on the amended and restated investment management agreement, described herein as the Reduced Incentive Fee on Net Investment Income is greater than the aggregate incentive fees on such applicable quarter, as calculated based on the incentive fee formula as reflected in the original investment management agreement prior to giving effect to the Prior Investment Advisory Agreement and subsequently the Interim Investment Management Agreement and New Investment Management Agreement, the Advisor will waive such excess.

For the three and six months ended June 30, 2020, the Company incurred no incentive fee related to ordinary income under the new calculation.

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

For the three and six months ended June 30, 2020, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

For the three and six months ended June 30, 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three and six months ended June 30, 2020, the Company reversed $0 and $411, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and six months ended June 30, 2019, the Company earned no incentive fees related to the adjustment of previously deferred incentive fees payable. As of June 30, 2020 and December 31, 2019, no incentive fees related to previously deferred income now received in cash are currently payable to the Advisor. As of June 30, 2020 and December 31, 2019, $156 and $568, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of June 30, 2020 and December 31, 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and six months ended June 30, 2020 and 2019, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended June 30, 2020 and 2019, the Company incurred administrator expenses of $287 and $392, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred administrator expenses of $614 and $842, respectively. As of June 30, 2020 and December 31, 2019, $13 and $122 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

Share Issuance

On March 3, 2020, the Company entered into a commitment letter (the “Commitment Letter”) with First Eagle Investment Manager (“First Eagle”) and the prior owners of the Advisor, including certain members of management of the Advisor (collectively, the “Investors”), whereby First Eagle and the Investors agreed to purchase from the Company, in aggregate, approximately $30,000 of the Company’s common stock in a publicly registered issuance at the Company’s net asset value (“NAV”) per share, as approved in accordance with the 1940 Act. On April 16, 2020, the Company’s board of directors approved a NAV per share as of April 15, 2020 of $5.34. On April 17, 2020, the Company sold 5,617,978 shares at $5.34 per share.  The Company received net proceeds of $30,000 from the share issuance on April 21, 2020.  First Eagle, the Advisor, and certain members of management of the Advisor collectively acquired 4,257,294 of these shares representing $22,734 of the total offering proceeds received.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of June 30, 2020 and December 31, 2019, there were $116 and $120, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of June 30, 2020 and December 31, 2019, the Advisor owed $13 and $122, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of June 30, 2020 and December 31, 2019, $116 and $65 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of June 30, 2020, it had $2,528 of dividends receivable from Logan JV and C&K Market, Inc. included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc. and $257 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Aerogroup International Inc. (1)	$—	$(1,378)	$90	$(2,203)
Alex Toys, LLC (2)	—	—	—	(1,460)
Allied Wireline Services, LLC (3)	(5,310)	—	(5,310)	—
Charming Charlie LLC (4)	(909)	—	(2,474)	—
Copperweld Bimetallics, LLC (5)	—	—	(257)	—
Holland Intermediate Acquisition Corp. (6)	(17,325)	—	(17,325)	—
New Host Holdings, LLC (7)	(2,000)	—	(2,000)	—
LAI International, Inc. (8)	—	(22,713)	—	(22,713)
Tri Starr Management Services, Inc. (9)	—	—	—	442
Virtus Pharmaceuticals, LLC (10)	(929)	—	(929)	—
Other	(155)	25	(37)	(107)
Net realized losses	$(26,628)	$(24,066)	$(28,242)	$(26,041)

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

(3)

In June 2020, the Company restructured its first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity. This transaction resulted in a $5,310 realized loss, which was fully offset by a $5,802 reversal of unrealized depreciation.

(4)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, the Company removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020, the Company recorded realized losses to reflect the collectability of the remaining receivable balance.

(5)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $1,748 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $913 in escrow proceeds in cash through June 2020 and realized additional losses to reflect the collectability of the remaining escrow and other receivables balance.

(6)

During the second quarter of 2020, the Company received proceeds of $2,633 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1,365 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2020, resulting in a realized loss of $17,325. This realized loss was offset by a corresponding reversal of unrealized depreciation.

(7)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(8)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22,713 was largely offset by a corresponding change in unrealized appreciation. An additional $1,267 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2020.

(9)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018.

(10)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This transaction resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator—net increase (decrease) in net assets resulting from operations:	$14,143	$(9,670)	$(52,013)	$(9,478)
Denominator—basic and diluted weighted average common shares:	34,311	31,769	32,062	32,028
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.41	$(0.30)	$(1.62)	$(0.30)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of June 30, 2020 and December 31, 2019:

	As of
	June 30, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$120,000	$66,661	$74,422	3.25%	$190,000	$66,161	$92,101	4.25%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
Total	$231,607	$178,268	$186,029	5.26%	$301,607	$177,768	$203,708	5.64%

(1)

As of June 30, 2020, excludes deferred financing costs of $898 for the 2022 Notes and $1,441 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1,081 for the 2022 Notes and $1,661 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of June 30, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. On March 26, 2019, the Company entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments from $275,000 to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, the Company entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190,000 to $150,000. On April 14, 2020, the Company entered into Amendment No.5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175,000 each to a minimum of $140,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150,000 to $120,000; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis points LIBOR floor.

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.75% (with a 0.5% LIBOR floor). The Revolving Facility, denominated in CAD, had an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of June 30, 2020.

As of June 30, 2020, the Company had USD borrowings of $66,661 outstanding under the Revolving Facility with a quarter-end interest rate of 3.25%. There were no CAD borrowings outstanding on its Revolving Facility as of June 30, 2020.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility has certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 1.65, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2020 and December 31, 2019, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $901 and $1,441 were incurred in connection with the Revolving Facility for the three months ended June 30, 2020 and 2019. Amortization of deferred financing costs of $345, which included a one-time accelerated amortization of $232 in connection with a reduction in the revolver commitment size, and $134, respectively, were incurred with the Revolving Facility for the three months ended June 30, 2020 and 2019. Amortization of deferred financing costs of $795, which included a one-time accelerated amortization of $549 in connection with two separate reductions in the revolver commitment size, and $353, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had $1,125 of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, the Company had $1,619 of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

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

As of June 30, 2020, the carrying amount and fair value of the Notes was $111,607 and $107,497, respectively. As of December 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,887, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,771 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended June 30, 2020 and 2019, the Company amortized approximately $201 and $201 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, the Company amortized approximately $402 and $399, respectively, which is reflected in amortization of deferred financing costs of the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, the Company had $2,339 and $2,742 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2020 and 2019, the Company incurred interest expense on the Notes of $1,803 and $1,803, respectively. For the six months ended June 30, 2020 and 2019, the Company incurred interest expense on the Notes of $3,605 and $3,605, respectively.

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

As of June 30, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies:

	As of
	June 30, 2020	December 31, 2019
Unfunded delayed draw facilities
Apex Service Partners, LLC	$906	$—
BCDI Rodeo Dental Buyer, LLC	660	1,980
Certify, Inc.	35	105
PDFTron Systems Inc.	602	1,089
Simplicity Financial Marketing Holdings, Inc.	49	984
	2,252	4,158
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Services, LLC	—	663
BCDI Rodeo Dental Buyer, LLC	—	808
Certify, Inc.	60	60
Communication Technology Intermediate	—	456
EBS Intermediate, LLC	833	1,667
Gener8, LLC	600	1,500
HealthDrive Corporation(2)	349	2,111
Holland Intermediate Acquisition Corp. (1)	—	3,000
IRC Opco, LLC	—	818
Loadmaster Derrick & Equipment, Inc.	418	612
NCP Investor, Inc.	333	1,000
OEM Group, LLC (2)	250	3,750
PDFTron Systems Inc.	213	533
Simplicity Financial Marketing Holdings Inc.	—	370
smarTours, LLC	755	755
SolutionReach, Inc.	233	933
SRS Acquiom Holdings, LLC	400	400
Women's Health USA, Inc.	—	1,500
	4,547	21,039
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	184
	1,043	864

Total unfunded commitments	$7,842	$26,061

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2020 and 2019.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2020 distributions as of June 30, 2020, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the six months ended June 30,
	2020	2019
Per Share Data(1):
Net asset value attributable to THL Credit, Inc., beginning of period	$7.64	$9.15
Net investment income, after taxes(2)	0.14	0.49
Net realized loss on investments(2)	(0.88)	(0.81)
Net change in unrealized appreciation (depreciation) on investments(2)	(0.88)	0.01
Benefit (provision) for taxes on unrealized gain on investments(2)	—	0.01
Net (decrease) increase in net assets resulting from operations	(1.62)	(0.30)
Accretive effect of repurchase of common stock	0.01	0.06
Dilutive effect of share issuance	(0.18)	—
Distributions to stockholders from net investment income (2)	(0.31)	(0.42)
Net asset value attributable to THL Credit, Inc., end of period	$5.54	$8.49

Per share market value at end of period	$3.24	$6.56
Total return(3)(5)	-42.87%	16.27%
Shares outstanding at end of period	35,298	31,419
Ratio/Supplemental Data:
Net assets at end of period, attributable to THL Credit Inc.	$195,518	$266,785
Ratio of total expenses to average net assets, attributable to THL Credit, Inc.(4)(6)(7)	11.39%	9.65%
Ratio of net investment income to average net assets, attributable to THL Credit, Inc.(6)(8)	4.14%	11.04%
Portfolio turnover, attributable to THL Credit, Inc.	11.23%	16.54%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the six months ended June 30, 2020 and 2019, the ratio components included 1.98% and 2.24% of base management fee, (0.43)% and 0.00% of incentive fee, 6.71% and 5.38% of borrowing costs, 2.62% and 2.02% of other operating expenses, and 0.08% and 0.01% of the impact of all taxes, respectively.

(5)	Not annualized.
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)

Ratio of total expenses before management fee waiver to average net assets attributable to THL Credit Inc. is 10.02% for the six months ended June 30, 2019. There was no management fee waiver during the six months ended June 30, 2020.

(8)

Ratio of net investment income before management fee waiver to average net assets attributable to THL Credit Inc. is 10.67% for the six months ended June 30, 2019. There was no management fee waived for the six months ended June 30, 2020.

11. Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program, which, unless extended by the Company’s board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, the Company suspended its share repurchase program indefinitely. The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Dollar amount repurchased (1)	$-	$4,696	$2,161	$6,019
Shares repurchased	-	701	341	899
Average price per share (including commission)	$-	$6.70	$6.33	$6.70
Weighted average discount to net asset value	0.00%	25.09%	16.99%	25.82%

(1)

Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the six months ended June 30, 2019, the Company purchased 843 shares at an average cost of $6.69, inclusive of commissions. All shares repurchased during the quarter ended June 30, 2019 were under the 10b5-1 Plan adopted on March 14, 2019 and all shares repurchased during the six months ended June 30, 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

12. Subsequent Events

On June 23, 2020, the Company announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20,000 of its common stock.  The Tender Offer expired on July 21, 2020. Pursuant to the Tender Offer, the Company repurchased approximately 5,189 shares at a price of $3.75 per share. The repurchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19,459.

On July 1, 2020, the THL Credit Logan JV LLC Limited Liability Company Agreement was amended to reduce the capital commitment from the Company from $200,000 to $110,000 and the capital commitment from Perspecta from $50,000 to $27,500.

From July 1, 2020 through August 6, 2020, the Company made new investments and revolver fundings totaling $5,227 with a combined weighted average yield of 8.3%.

On August 3, 2020, the Company changed its name to First Eagle Alternative Capital BDC, Inc. in connection with the approval of a new advisory agreement between the Company and the Advisor at the Company's Special Meeting of Shareholders held on May 28, 2020. In connection with its name change, the shares of the Company's common stock began trading on the NASDAQ under the ticker symbol "FCRD".  Additionally, the 2023 Notes and the 2022 Notes began trading on the New York Stock Exchange under the ticker symbol "FCRW" and "FCRZ", respectively.

On August 4, 2020, the Company’s board of directors declared a dividend of $0.10 per share payable on September 30, 2020 to stockholders of record at the close of business on September 15, 2020.

Schedule 12-14

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2020
Control Investments
—56.82% of net asset value
Control Investments - Majority Owned
—48.80% of net asset value
First lien senior secured debt
—19.29% of net asset value
Southeast
—4.10% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	$8,575	$712	$—	$(6)	$3	$—	$8,017
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.7% (LIBOR + 10.3% PIK) (3) due 12/31/2020	10,639	—	—	—	(728)	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.4% (LIBOR + 12% PIK) (3) due 12/31/2020	2,496	—	—	—	—	—	—
Subtotal Southeast	$21,710	$712	$—	$(6)	$(725)	$—	$8,017

Southwest
—15.19% of net asset value
OEM Group, LLC - Senior secured term loan (3) 10.5% (LIBOR+9.5%)(6.5% Cash + 4.0% PIK) due 6/30/2022	$20,285	$—	$—	$—	$(12,319)	$(117)	$1,597
OEM Group, LLC - Senior secured revolving term loan (3) 10.5% (LIBOR+9.5%)(6.5% Cash + 4.0% PIK) due 6/30/2022	18,421	3,430	—	—	421	(85)	18,421
OEM Group, LLC - Senior secured revolving term loan (3) 10.5% (LIBOR+9.5%)(6.5% Cash + 4.0% PIK) due 6/30/2022	9,685	—	—	—	3,041	(52)	9,685
Subtotal Southwest	$48,391	$3,430	$—	$—	$(8,857)	$(254)	$29,703

Subtotal first lien senior secured debt	$70,101	$4,142	$—	$(6)	$(9,582)	$(254)	$37,720

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (3)(5)	2,956	$—	$—	$—	$—	$—	$—
Loadmaster Derrick & Equipment, Inc. (3)(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (3)(6)	10,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—29.51% of net asset value

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at June 30, 2020
Northeast
—29.51% of net asset value
THL Credit Logan JV LLC (4) (7)		$—	$(4,800)	$—	$(20,891)	$3,919	$57,702
Subtotal investments in funds		$—	$(4,800)	$—	$(20,891)	$3,919	$57,702

Total Control Investments - Majority Owned		$4,142	$(4,800)	$(6)	$(30,473)	$3,665	$95,422

Control Investments - Less Than Majority Owned
—8.02% of net asset value
Equity Investments

West
—8.02% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$542	$725	$5,716
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	725	9,962
Subtotal West		$—	$—	$—	$542	$1,450	$15,678

Subtotal equity investments		$—	$—	$—	$542	$1,450	$15,678

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$542	$1,450	$15,678

Total Control Investments		$4,142	$(4,800)	$(6)	$(29,931)	$5,115	$111,100

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
THL Credit Greenway Fund LLC (4) (8)		$—	$—	$—	$—	$12	$—
THL Credit Greenway Fund II LLC (4) (8)		—	—	—	(2)	129	2
Subtotal Northeast		$—	$—	$—	$(2)	$141	$2

Subtotal investments in funds		$—	$—	$—	$(2)	$141	$2

Total Affiliate Investments		$—	$—	$—	$(2)	$141	$2

Total Control and Affiliate Investments—— 56.82% of net asset value		$4,142	$(4,800)	$(6)	$(29,933)	$5,256	$111,102

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of June 30, 2020. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of June 30, 2020. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of June 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.16%, 0.23%, 0.30%, and 0.37%, respectively.

THL Credit, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

(3)	Loan was on non-accrual as of June 30, 2020.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
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

Overview

First Eagle Alternative Capital BDC, Inc. (formerly known as THL Credit, Inc.), or we, us, our or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. On January 31, 2020, First Eagle Alternative Credit, LLC, formerly known as THL Credit Advisors LLC, the investment advisor (the “Advisor”) to THL Credit, and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC “FEAC” and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of middle market companies.

As of June 30, 2020, we, together with our credit-focused affiliates, collectively had $22.7 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2020, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.3 billion in aggregate commitments into 131 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through June 30, 2020, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. The Company alone has received $1.5 billion of gross proceeds from the realization of its investments during this same time period. As of June 30, 2020, our managed funds, THL Credit Greenway, LLC, or Greenway, and THL Credit Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $207.6 million, or 111.0% of the committed capital, respectively.

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

COVID-19 Developments

During the first half of 2020, there was a global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operation of non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

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

Our net asset value for the quarter ended March 31, 2020 was significantly reduced compared to our net asset value as of December 31, 2019, primarily as a result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of COVID-19 and associated uncertainties of its long-term impact, as well as the re-pricing of credit risk and increased volatility in the broadly syndicated credit market. During the second quarter of 2020, our net asset value increased as compared to March 31, 2020 resulting from a decrease in the aggregate unrealized depreciation of our investment portfolio. The decrease in unrealized depreciation during the three months ended June 30, 2020 is primarily attributable to reduced volatility and stabilization in the broadly syndicated market.

The financial results for the six months ended June 30, 2020 do not reflect the full anticipated impact of COVID-19 on our operations as many of the preventative measures utilized in the U.S., including quarantines and travel restrictions, were generally instituted in the second half of March 2020 and are ongoing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of June 30, 2020, we had $331.0 million of portfolio investments (at fair value), which represents a $53.1 million, or 13.8% decrease from the $384.1 million (at fair value) as of December 31, 2019. Our portfolio consisted of 44 investments, including Greenway, and Greenway II, as of June 30, 2020, compared to 52 portfolio investments, including Greenway and Greenway II, as of December 31, 2019. As of June 30, 2020, we had $111.1 million of controlled portfolio investments (at fair value) in four portfolio companies, which represents a $30.8 million, or 21.7%, decrease from $141.9 million (at fair value) as of December 31, 2019 in four portfolio companies. The decrease in controlled portfolio companies was largely the result of a decrease in fair value of OEM Group, LLC and a market reduction of THL Credit Logan JV LLC (the “Logan JV”). Our average controlling equity position at June 30, 2020 was approximately $44.5 million and $27.8 million at cost and fair value, respectively. Our investment in the Logan JV represented 17.4% and 21.7% of our portfolio investments at fair value as of June 30, 2020 and December 31, 2019, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The Following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.3	$57.7	$97.1	$83.4
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	23.2	19.1	23.1	20.9
Average portfolio company investment	9.5	7.5	8.5	7.4
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	7.6	7.0	6.7	6.2
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	97.2	63.8	91.1	66.4

At June 30, 2020 and at December 31, 2019, based upon fair value, 100.0% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	June 30, 2020	December 31, 2019
First lien senior secured debt (1)	5.8%	8.0%
Second lien debt	11.8%	12.8%
Income-producing equity securities (2)	0.0%	0.0%
Debt and income-producing investments (1)(3)	6.1%	8.2%
Logan JV (4)	9.0%	10.5%
All investments including Logan JV (1)(4)	6.8%	8.7%

(1)	Includes all loans on non-accrual status.
(2)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of June 30, 2020 and December 31, 2019, the dividends declared and earned of $8.6 million and $9.8 million for the twelve months ended June 30, 2020 and December 31, 2019, respectively, represented a yield to us of 9.0% and 10.5%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2020, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status. There can be no assurance that the weighted average yield will remain at its current level. As of June 30, 2020 and December 31, 2019, 2.8% and 1.7%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2020 and beyond. No assurance can be given that we will be successful in achieving this target.

As of June 30, 2020 and December 31, 2019, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $18.5 million and $16.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of June 30, 2020 and December 31, 2019, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 5.2 times and 4.6 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of June 30, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One is performing at or above our expectations and has an Investment Score of 1. The other unsponsored investment has an Investment Score of 5. As of December 31, 2019, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Two were performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of June 30, 2020, we have closed portfolio investments with 73 different sponsors since inception. As of December 31, 2019, we had closed portfolio investments with 71 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of June 30, 2020			As of December 31, 2019
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$254.7	$225.9	82.6%	$272.9	$241.4	80.3%
Unsponsored Investments (1)	70.3	47.5	17.4%	72.3	59.3	19.7%
Total	$325.0	$273.4	100.0%	$345.2	$300.7	100.0%

(1)	Excludes THL Credit Greenway Fund I LLC, THL Credit Greenway Fund II LLC, and THL Credit Logan JV LLC.

The following table summarizes the amortized cost and fair value of investments as of June 30, 2020 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$274.3	65.7%	$234.1	70.8%
Investment in Logan JV	92.2	22.1%	57.7	17.4%
Equity investments	35.4	8.5%	24.9	7.5%
Second lien debt	12.0	2.9%	11.5	3.5%
Investments in funds	3.4	0.8%	2.8	0.8%
Total investments	$417.3	100.0%	$331.0	100.0%

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

The following is a summary of the industry classification in which we invest as of June 30, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$92.2	$57.6	17.42%	29.51%
Healthcare	59.2	55.6	16.79%	28.42%
Consumer products and services	66.7	53.3	16.10%	27.26%
Business services	43.2	42.3	12.77%	21.61%
Financial services	32.0	29.8	9.01%	15.26%
Industrials and manufacturing	56.1	29.7	8.97%	15.19%
IT services	26.8	26.3	7.94%	13.45%
Retail & grocery	13.2	15.7	4.74%	8.02%
Energy / utilities	21.4	13.1	3.97%	6.72%
Media, entertainment and leisure	5.5	5.5	1.66%	2.81%
Transportation	1.0	2.1	0.63%	1.06%
Total Investments	$417.3	$331.0	100.00%	169.31%

The following is a summary of the industry classification in which we invest as of December 31, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97.1	$83.3	21.71%	36.34%
Consumer products and services	61.8	55.0	14.32%	23.98%
Healthcare	54.3	54.2	14.10%	23.60%
Business services	44.5	44.9	11.70%	19.58%
Industrials and manufacturing	52.7	35.1	9.14%	15.31%
IT services	35.5	33.9	8.82%	14.77%
Financial services	23.7	24.2	6.29%	10.52%
Energy / utilities	47.5	23.8	6.19%	10.36%
Retail & grocery	15.7	17.7	4.61%	7.72%
Media, entertainment and leisure	8.4	8.5	2.21%	3.71%
Transportation	1.0	3.5	0.91%	1.52%
Total Investments	$442.2	$384.1	100.00%	167.41%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and six months ended June 30, 2020 and 2019 (in millions).

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
New portfolio investments	$—	$31.9	$17.6	$45.7
Existing portfolio investments:
Follow-on investments (1)	0.4	9.7	0.4	27.2
Delayed draw and revolver investments (1)	5.0	4.3	20.6	7.6
Total existing portfolio investments	5.4	14.0	21.0	34.8
Total portfolio investment activity	$5.4	$45.9	$38.6	$80.5
Number of new portfolio investments	—	7	3	10
Number of follow-on investments	5	9	16	9
First lien senior secured debt	$5.4	$41.9	$38.6	$76.3
Investment in Logan JV	—	4.0	-	4.0
Equity investments	—	—	-	0.2
Total portfolio investments	$5.4	$45.9	$38.6	$80.5
Weighted average yield of new debt investments	7.0%	7.7%	7.0%	9.5%
Weighted average yield, including all new income-producing investments	7.0%	8.6%	7.0%	10.0%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three and six months ended June 30, 2020, we had prepayments and sales of our investments, including any prepayment premiums, totaling $4.0 million and $42.2 million, respectively. For the three and six months ended June 30, 2019, we had prepayments and sales of our investments, including any prepayment premiums, totaling $59.1 million and $84.7 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the six months ended June 30, 2020

•	Proceeds of $23.3 million from the sale of eight senior secured broadly syndicated investments made in December 2019 resulting in a $0.1 million net realized gain;
•	Sale of a first lien senior secured term loan in MB Medical Operations LLC with proceeds received of $2.6 million, resulting in a nominal gain; and
•

Repayment of a first lien senior secured term loan on Holland Intermediate Acquisition Corp. with proceeds received of $2.6 million and additional receivable accrual of $1.3 million. A realized loss of $17.3 million was recorded which was offset by a corresponding reversal of unrealized depreciation.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through June 30, 2020, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.5 billion and total proceeds from these exited investments of $1.9 billion). 78.9% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of June 30, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of June 30, 2020
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of June 30, 2020 and December 31, 2019, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of June 30, 2020 and December 31, 2019, Logan JV had $165.6 million and $236.1 million of outstanding borrowings under the credit facility, respectively. At June 30, 2020, the effective interest rate on the Logan JV Credit Facility was 3.46% per annum.

As of June 30, 2020 and December 31, 2019, Logan JV had total investments at fair value of $229.7 million and $332.2 million, respectively. As of June 30, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 100 and 131 different borrowers, respectively. As of June 30, 2020, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.3 million $1.2 million, respectively. As of December 31, 2019, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $5.3 million and $2.2 million, respectively. As of June 30, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $1.8 million and $3.9 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of June 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of June 30, 2020	As of December 31, 2019
First lien secured debt, at par	$250,153	$338,439
Second lien debt, at par	7,811	8,529
Total debt investments, at par	$257,964	$346,968
Weighted average yield on first lien secured loans (1)	5.8%	6.6%
Weighted average yield on second lien loans (1)	8.9%	9.7%
Weighted average yield on all loans (1)	5.9%	6.7%
Number of borrowers in Logan JV	100	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,787	$24,906

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of June 30, 2020 and December 31, 2019, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and six months ended June 30, 2020, our share of income from distributions declared related to our Logan JV LLC equity interest was $1.6 million and $3.9 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and six months ended June 30, 2019, our share of income from distributions declared related to our Logan JV LLC equity interest was $2.6 million and $5.2 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, $1.8 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of June 30, 2020, the distributions declared and earned of $8.6 million for the twelve months ended June 30, 2020, represented a dividend yield to the Company of 9.0% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9.8 million for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested. As of June 30, 2020 and December 31, 2019, $0.3 million and $0.3 million, respectively, of return of capital associated with distributions declared was included in the Distributions receivable on our Consolidated Statements of Assets and Liabilities. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	4.75% (LIBOR +4%)	11/22/2019	11/26/2026	1,496	$1,482	$1,309

Total Australia						$1,482	$1,309

Canada
Avison Young Canada Inc.	Services: Business	6.45% (LIBOR +5%)	03/07/2019	02/01/2026	3,944	$3,879	$3,642
PNI Canada Acquireco Corp	High Tech Industries	4.68% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,587

Total Canada						$5,526	$5,229

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	970	$963	$834
VAC Germany Holding GmbH	Metals & Mining	5.45% (LIBOR +4%)	02/26/2018	02/26/2025	2,933	2,923	2,126
Total Germany						$3,886	$2,960

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,428	$1,402	$1,349
Travelport Finance	Services: Consumer	6.07% (LIBOR +5%)	03/18/2019	05/30/2026	2,978	2,927	1,986
Total Luxembourg						$4,329	$3,335

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,851	$3,937
EG Group	Retail	5.07% (LIBOR +4%)	03/23/2018	02/07/2025	2,802	2,793	2,639

Total United Kingdom						$7,644	$6,576

United States of America
1A Smart Start LLC	Services: Consumer	5.57% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,280	$4,271	$3,981
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,890	3,879	3,559
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,971	4,750
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	4.19% (LIBOR +4%)	10/04/2018	10/03/2025	3,950	3,943	3,779
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	497	506	489
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,925	1,916	1,608
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.18% (LIBOR +5%)	07/31/2019	07/31/2026	3,198	3,180	2,982
AG Parent Holdings LLC	High Tech Industries	6.45% (LIBOR +5%)	07/30/2019	07/31/2026	2,653	2,630	2,615
AgroFresh Inc.	Chemicals, Plastics & Rubber	5.75% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,905	1,902	1,870
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	5.84% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,930	3,916	3,242
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.69% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,925	1,903	1,814
Allen Media LLC	Media: Broadcasting & Subscription	5.82% (LIBOR +5.5%)	02/06/2020	02/05/2027	2,992	2,978	2,867
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	07/10/2025	2,371	2,362	1,660

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	07/10/2025	574	572	402
Ansira Holdings, Inc.	Media: Diversified & Production	7.52% (LIBOR +6.5%)	04/17/2018	12/20/2022	609	607	456
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2022	1,828	1,818	1,371
AP Gaming I LLC	Hotel, Gaming & Leisure	4.95% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,426	2,422	2,133
APC Aftermarket (3)	Automotive	10% (LIBOR +0%)	06/02/2020	09/30/2020	67	39	39
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/11/2019	05/09/2025	185	144	122
APC Aftermarket	Automotive	6.72% (LIBOR +5%)	11/12/2019	05/10/2024	328	245	28
APFS Staffing Holdings Inc	Services: Consumer	4.93% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,980	1,947	1,926
AQA Acquisition Holding, Inc.	High Tech Industries	5.7% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,965	1,965	1,915
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.7% (LIBOR +5.25%)	08/16/2019	08/27/2026	875	860	861
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,825	3,770	3,468
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.7% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,910	2,893	2,675
California Cryobank LLC	Healthcare & Pharmaceuticals	5.45% (LIBOR +4%)	08/03/2018	08/06/2025	3,152	3,141	2,947
Cambium Learning Inc.	Services: Consumer	5.95% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,970	1,892	1,888
Canister International Group Inc	Forest Products & Paper	4.93% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,995	1,977	1,925
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	284	283	257
CC Amulet Intermediate, LLC (4)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,254	554	435
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,392	3,370	3,070
Clarity Telecom, LLC	Telecommunications	4.43% (LIBOR +4.25%)	06/27/2019	08/31/2026	786	779	753
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	7.2% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,759	4,747	4,616
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,895	1,890	1,856
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.7% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,891	1,893	1,759
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,950	4,930	4,429
Drilling Info Inc.	High Tech Industries	4.43% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,421	4,405	4,055
DXP Enterprises, Inc.	Wholesale	5.75% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,369	1,362	1,303
E2open, LLC	Transportation: Cargo	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,963	4,921	4,937
Eliassen Group, LLC	Services: Business	4.68% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,632	4,614	4,377
Empower Payments Acquisition	Services: Business	5.7% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,940	3,932	3,743
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	3.44% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,555	2,542	2,494
Gold Standard Baking, Inc. (11)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,577	2,320	1,160
Golden West Packaging Group LLC	Containers, Packaging & Glass	5.93% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,573	4,559	4,253
Granite Holdings US Acquisition Co	Capital Equipment	6.32% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,911	2,833	2,562
Great Dane Merger Sub Inc	High Tech Industries	3.68% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,940	2,930	2,822
Gruden Acquisition Inc.	Transportation: Cargo	6.95% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,939	1,919	1,806
Hoffman Southwest Corporation	Environmental Industries	5.95% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,598	1,513
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.95% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,430
Institutional Shareholder Services, Inc.	Services: Business	5.95% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,975	1,959	1,936
International Textile Group Inc	Consumer goods: Durable	6.43% (LIBOR +5%)	04/20/2018	04/19/2024	950	947	546
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,797	1,785	716
LifeScan Global Corp	Healthcare & Pharmaceuticals	7.45% (LIBOR +6%)	06/19/2018	10/01/2024	2,014	1,971	1,835
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	463	462	438
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,796	1,789	1,697
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.2% (LIBOR +5%)	09/26/2019	09/25/2026	1,990	1,972	1,960
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.97% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,352	2,344	1,584

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MRI SOFTWARE LLC (5)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	104	-	(4)
MRI Software LLC	Construction & Building	6.57% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,392	1,386	1,340
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	306	290
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,950	1,888	1,811
NextCare, Inc. (6) (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(88)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,797	3,773	3,266
Northern Star Holdings Inc.	Utilities: Electric	5.57% (LIBOR +4.5%)	03/28/2018	03/28/2025	4,154	4,139	3,843
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,905	2,750
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.24% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,185	2,126
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.07% (LIBOR +4%)	10/06/2017	10/12/2024	1,940	1,934	1,783
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	10/18/2018	10/19/2024	557	553	535
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	03/04/2019	10/21/2024	823	817	790
Orion Business Innovations	High Tech Industries	5.96% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,906	1,893	1,830
OSM MSO, LLC	Healthcare & Pharmaceuticals	6.45% (LIBOR +5%)	10/16/2018	08/09/2023	3,878	3,853	3,296
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,401	4,386	3,198
Parts Town	Beverage, Food & Tobacco	6.95% (LIBOR +5.5%)	11/07/2019	10/15/2025	995	991	896
Patriot Rail Co LLC	Transportation: Cargo	6.27% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,491	3,428	3,352
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,948	2,925	2,358
Pivotal Payments	Services: Business	6% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,698	3,692
PLH Group Inc	Energy: Oil & Gas	6.47% (LIBOR +6%)	08/01/2018	07/25/2023	3,778	3,720	3,212
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.95% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,985	1,967	1,834
Premise Health Holding Corp (7) (9)	Healthcare & Pharmaceuticals	3.8% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(3)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	4.95% (LIBOR +3.5%)	08/14/2018	07/10/2025	885	881	849
Project Leopard Holdings Inc	High Tech Industries	5.95% (LIBOR +4.5%)	10/06/2017	07/07/2023	1,702	1,700	1,664
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.98% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,950	1,938	1,761
Pure Fishing Inc	Consumer goods: Non-Durable	4.67% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,185	1,147	975
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8.45% (LIBOR +7%)	03/16/2018	03/21/2025	998	985	892
Red Ventures LLC	Media: Advertising, Printing & Publishing	2.68% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,008	1,996	1,907
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,167	1,165	1,011
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	1,839	1,829	1,775
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	229	228	221
SoClean, Inc	Healthcare & Pharmaceuticals	7.43% (LIBOR +6%)	02/13/2018	12/20/2022	2,679	2,664	2,585
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	995	925	971
Starfish- V Merger Sub Inc	High Tech Industries	6.61% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,216	1,209	1,125
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,233	2,158	2,130
Titan Sub LLC	Aerospace & Defense	5.18% (LIBOR +5%)	09/19/2019	09/21/2026	2,239	2,219	2,172
Tupelo Buyer Inc	Transportation: Cargo	4.82% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,171	2,161	2,046
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.2% (LIBOR +4.75%)	12/12/2019	11/27/2023	2,363	2,343	2,269
Upstream Newco Inc	Healthcare & Pharmaceuticals	4.68% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,926	2,913	2,736
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	204	179
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,925	1,810	1,679
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,875	4,859	4,387
Yak Access LLC	Energy: Oil & Gas	6.45% (LIBOR +5%)	06/29/2018	07/11/2025	2,813	2,751	2,278
Zenith American Holding, Inc.	Services: Business	6.7% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,928	3,920	3,771

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Zenith American Holding, Inc. (8)	Services: Business	6.7% (LIBOR +5.25%)	03/11/2019	12/13/2024	496	191	175

Total United States of America						$222,962	$203,379

Total Senior Secured First Lien Term Loans						$245,829	$222,788

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9.45% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.95% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,987	1,880
Gruden Acquisition Inc.	Transportation: Cargo	9.95% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	490	446
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	827
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	47	51
Park Place Technologies, LLC	High Tech Industries	9% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	662
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,842	1,573
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	379
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	66

Total United States of America						$7,525	$6,859

Total Second Lien Term Loans						$7,525	$6,859

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	204	7

Total United States of America						$204	$7

Total Equity Investments						$204	$7

Total Investments						$253,558	$229,654

Cash equivalents
Dreyfus Government Cash Management Fund						7,309	7,309
Other cash accounts						400	400
Total Cash equivalents						$7,709	$7,709

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of June 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.16%, 0.23%, 0.30% and 0.37%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.

Logan JV Loan Portfolio as of June 30, 2020

(dollar amounts in thousands)

(3)

Represents a delayed draw commitment of $67,001, of which $28,267 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer does not pay unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a delayed draw commitment of $1,253,846, of which, $700,000 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)	Represents a delayed draw commitment of $104,423, which was unfunded as of June 30, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of June 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)	Represents a delayed draw commitment of $71,456, which was unfunded as of June 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(8)

Represents a delayed draw commitment of $495,583, of which $300,391 was unfunded as of June 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(9)	Unfunded amount will start to accrue interest when the position is funded. Three Month Libor as of June 30, 2020 or LIBOR floor is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of June 30, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of December 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.76%, 1.83%, 1.91% and 1.91%, respectively.

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

Below is certain summarized financial information for Logan JV as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019:

Selected Balance Sheet Information

	As of June 30, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $253,558 and $340,083, respectively)	$229,654	$332,182
Cash	7,709	11,560
Other assets	3,815	4,234
Total assets	$241,178	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$164,523	$234,621
Payable for investments purchased	-	2,888
Distribution payable	2,710	3,650
Other liabilities	1,818	2,576
Total liabilities	$169,051	$243,735
Members' capital	$72,127	$104,241
Total liabilities and members' capital	$241,178	$347,976

Selected Statement of Operations Information

	For the three months ended June 30, 2020	For the three months ended June 30, 2019	For the six months ended June 30, 2020	For the six months ended June 30, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$4,373	$6,391	$10,199	$12,920
Fee income	48	25	98	54
Total revenues	4,421	6,416	10,297	12,974
Credit facility expenses (1)	2,207	3,090	4,996	$6,596
Other fees and expenses	100	314	196	237
Total expenses	2,307	3,404	5,192	6,833
Net investment income	2,114	3,012	5,105	6,141
Net realized loss	(7,055)	(2,574)	(10,315)	(4,045)
Net change in unrealized appreciation (depreciation) on investments	21,273	(246)	(16,003)	1,061
Net increase (decrease) in members' capital from operations	$16,332	$192	$(21,213)	$3,157

(1)

As of June 30, 2020, Logan JV had $165,641 of outstanding debt under its credit facility with an effective interest rate of 3.46% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under its credit facility with an effective interest rate of 4.25% per annum.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.34 and 2.17 at June 30, 2020 and December 31, 2019, respectively. The following is a distribution of the investment scores of our portfolio companies at June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020				December 31, 2019
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$21.2	5.1%	$23.8	7.2%	$48.5	11.0%	$50.8	13.2%
2(b)	281.1	67.3%	237.7	71.9%	250.8	56.7%	239.8	62.5%
3(c)	23.6	5.7%	20.9	6.3%	103.9	23.5%	78.4	20.4%
4(d)	11.8	2.8%	8.1	2.4%	—	0.0%	—	0.0%
5(e)	79.6	19.1%	40.5	12.2%	39.0	8.8%	15.1	3.9%
Total	$417.3	100.0%	$331.0	100.0%	$442.2	100.0%	$384.1	100.0%

(a)

As of June 30, 2020 and December 31, 2019, Investment Score “1”, based upon fair value, included $0.0 million and $5.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of June 30, 2020 and December 31, 2019, Investment Score “2”, based upon fair value, included $36.1 million and $17.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of June 30, 2020 and December 31, 2019, Investment Score “3”, based upon fair value, included $0.0 million and $74.1 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of June 30, 2020 and December 31, 2019, Investment Score “4”, based upon fair value, included $8.1 million and $0 to companies in which we also hold equity securities.
(e)

As of June 30, 2020 and December 31, 2019, Investment Score “5”, based upon fair value, included $40.5 million and $8.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2020, we had loans on non-accrual status with an amortized cost basis of $67.5 million and fair value of $40.5 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of June 30, 2020 and December 31, 2019. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

Results of Operations

Comparison of the three and six months ended June 30, 2020 and 2019

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

The following shows the breakdown of investment income for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Interest income on debt securities
Cash interest	$3.9	$8.2	$8.5	$16.9
PIK interest	0.4	0.7	0.5	1.4
Prepayment premiums	—	0.2	—	0.2
Net accretion of discounts and other fees	0.2	0.4	0.3	0.7
Total interest on debt securities	4.5	9.5	9.3	19.2
Dividend income (1)	2.3	3.8	5.3	7.5
Interest income on other income-producing securities (1)	—	0.1	—	0.2
Fees related to non-controlled, affiliated investments	0.1	0.2	0.1	0.4
Other income (2)	0.1	1.8	0.2	2.3
Total investment income	$7.0	$15.4	$14.9	$29.6

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended June 30, 2020 and 2019, we recognized $0.0 million and $1.6 million, respectively, of non-recurring fees from portfolio companies. For the six months ended June 30, 2020 and 2019, we recognized $0.0 million and $1.7 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and six month periods was primarily due to the contraction in overall investment portfolio since June 30, 2019, the decline in LIBOR, and the additional loans put on non-accrual status during the three and six months ended June 30, 2020. Additionally, dividend income decreased due to the sale of Copperweld Bimetallics LLC in 2019.

The following shows a rollforward of PIK income activity for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Accumulated PIK balance, beginning of period	$3.6	$4.5	$3.6	$3.9
PIK income capitalized/receivable	0.5	0.7	0.5	1.4
PIK reduction due to sale	—	—	—	(0.1)
PIK received in cash from repayments	—	(0.5)	—	(0.5)
PIK reduced through restructurings/sales	(1.3)	—	(1.3)	—
Accumulated PIK balance, end of period	$2.8	$4.7	$2.8	$4.7

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and six months ended June 30, 2020 and 2019.

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

The following shows the breakdown of expenses for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Expenses
Interest and fees on Borrowings (a)	$3.1	$3.6	$6.4	$7.8
Base management fees	0.9	1.8	1.9	3.7
Incentive fees	—	—	(0.4)	—
Other expenses	1.0	1.1	1.9	2.0
Administrator expenses	0.3	0.4	0.6	0.8
Total expenses	5.3	6.9	10.4	14.3
Management fee waiver	—	(0.5)	—	(0.5)
Total expenses, net of management fee waiver	5.3	6.4	10.4	13.8
Income tax provision, excise and other taxes (b)	—	0.1	0.1	0.2
Total expenses after taxes	$5.3	$6.5	$10.5	$14.0

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, a decrease in LIBOR and lower unused fees resulting from a reduction in commitments from $150.0 million to $120.0 effective April 14, 2020. Refer to Note 7, Borrowings, of the Consolidated Financial Statements for further detail. We also incurred lower base management fees during the three months ended June 30, 2020 as a result of portfolio contraction.

The decrease in operating expenses between the six month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, a decrease in LIBOR and lower unused fees resulting from a reduction in commitments from $190.0 million to $150.0 million effective March 13, 2020, and from $150.0 million to $120.0 million effective April 14, 2020. Refer to Note 7, Borrowings, of the Consolidated Financial Statements for further detail. We also incurred lower base management fees as a result of portfolio contraction and a reduction in the annual base management fee rate from 1.5% to 1.0%. Additionally, we reversed $0.4 million of incentive fees during the six months ended June 30, 2020 as an adjustment to previously deferred incentive fees, which further contributed to the decrease in total expenses during the six month period.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $1.7 million, or $0.05 per common share based on a weighted average of 34,310,634 common shares outstanding for the for the three months ended June 30, 2020, as compared to $8.9 million, or $0.28 per common share based on a weighted average of 31,769,141 common shares outstanding for the three months ended June 30, 2019.

Net investment income was $4.4 million, or $0.14 per common share based on a weighted average of 32,061,953 common shares outstanding for the six months ended June 30, 2020 as compared to $15.6 million, or $0.49 per common share based on a weighted average of 32,027,847 common shares outstanding for the six months ended June 30, 2019.

The decrease in net investment income between the three and six month periods is primarily attributable to lower dividend income and a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans placed on non-accrual status offset by lower base management fees (net of waivers), incentive fees during the six month periods, and interest and fees on our Credit Facility.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Aerogroup International Inc. (1)	$—	$(1.4)	$0.1	$(2.2)
Alex Toys, LLC (2)	—	—	—	(1.5)
Allied Wireline Services, LLC (3)	(5.3)	—	(5.3)	—
Charming Charlie LLC (4)	(0.9)	—	(2.5)	—
Copperweld Bimetallics, LLC (5)	—	—	(0.3)	—
Holland Intermediate Acquisition Corp. (6)	(17.3)	—	(17.3)	—
New Host Holdings, LLC (7)	(2.0)	—	(2.0)	—
LAI International, Inc. (8)	—	(22.7)	—	(22.7)
Tri Starr Management Services, Inc. (9)	—	—	—	0.4
Virtus Pharmaceuticals, LLC (10)	(0.9)	—	(0.9)	—
Other	(0.2)	—	—	—
Net realized losses	$(26.6)	$(24.1)	$(28.2)	$(26.0)

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

(3)

In June 2020, we restructured our first lien senior secured term loan, common equity, and warrants in Allied Wireline Services, LLC into a Class A Note, Class B common equity and Class C common equity. This transaction resulted in a $5.3 million realized loss, which was fully offset by a $5.8 million reversal of unrealized depreciation.

(4)

On July 11, 2019, Charming Charlie LLC filed for Chapter 11 bankruptcy protection in Delaware with plans to liquidate the company and any of its remaining assets. In connection with the liquidation, we removed Charming Charlie from Investments, at fair value and reflected the expected liquidation proceeds as escrow and other receivables on the Consolidated Statements of Assets and Liabilities. Charming Charlie has ceased its operations and has been actively liquidating its assets. In 2020, we recorded realized losses to reflect the collectability of the remaining receivable balance.

(5)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $1.7 million in escrow proceeds that were reflected as escrow and other receivables. Subsequently, we collected $0.9 million in escrow proceeds in cash through June 2020 and realized additional losses to reflect the collectability of the remaining escrow and other receivables balance.

(6)

During the second quarter of 2020, we received proceeds of $2.6 million from the partial repayment of our first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1.4 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2020, resulting in a realized loss of $17.3 million. This realized loss was offset by a corresponding reversal of unrealized depreciation.

(7)

In April 2020, New Host Holdings, LLC was dissolved and we wrote off our common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(8)

In May 2019, we received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation. An additional $1.3 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of June 30, 2020.

(9)

On February 5, 2019, we received an additional $0.4 million in cash proceeds related to the final purchase price true-up in connection with the sale of our investment in Tri-Starr Management Services, Inc. in October 2018.

(10)

On May 7, 2020, we agreed to contribute our preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC.  This transaction resulted in a $0.9 million realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

Net Change in Unrealized Appreciation (Depreciation) of Investments

Net change in unrealized appreciation (depreciation) primarily reflects the change in portfolio investment values during the reporting period, including the reversal of previously recorded appreciation or depreciation when gains or losses are realized.

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Gross unrealized appreciation on investments	$16.5	$3.8	$4.4	$13.2
Gross unrealized depreciation on investments	(3.4)	(18.5)	(51.0)	(20.7)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	26.4	20.4	18.4	8.8
Total	$39.5	$5.7	$(28.2)	$1.3

During the six months ended June 30, 2020, our largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC (an investment where we hold a controlling interest), and a market reduction of Logan JV, an investment where we hold a controlling interest. Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. The disruptions caused by COVID-19 and the restrictions put in place have contributed to the write-down in the value of our portfolio as of June 30, 2020. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would further decrease the value of our investments. During the three months ended June 30, 2020, our largest increase in value was related to our investment in the Logan JV resulting from reduced volatility and stabilization in the broadly syndicated market during the second quarter of 2020.

During the six months ended June 30, 2019, our largest reduction in value was our investment in Charming Charlie, LLC, which declared bankruptcy subsequent to June 30, 2019. This reduction was partially offset by an increase in the value of our investment in Copperweld Bimetallics LLC, where we held a controlling equity interest, and a reversal of accumulated unrealized losses upon realization of our investment in LAI International Inc. During the three months ended June 30, 2019, our largest reduction in value was our investment in Charming Charlie, LLC.

(Provision) Benefit for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended June 30, 2020 and 2019, we recognized a (provision) benefit for tax on unrealized gains on investments of $(0.4) million and $0.2 million for consolidated subsidiaries, respectively. For the six months ended June 30, 2020 and 2019, we recognized a benefit for tax on unrealized gains on investments of $0.0 million and $0.3 million for consolidated subsidiaries, respectively. As of June 30, 2020 and December 31, 2019, $1.5 million and $1.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in (provision) benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $14.1 million, or $0.41 per common share based on a weighted average of 34,310,634 common shares for the three months ended June 30, 2020, as compared to $(9.7) million, or $(0.30) per common share based on a weighted average of 31,769,141 common shares for the three months ended June 30, 2019, respectively.

Net decrease in net assets resulting from operations totaled $(52.0) million, or $(1.62) per common share based on a weighted average of 32,061,953 common shares for the six months ended June 30, 2020, as compared to $(9.5) million, or $(0.30) per common share based on a weighted average of 32,027,847 common shares for the six months ended June 30, 2019, respectively.

The changes in net assets from operations between the three and six month periods is due primarily to lower interest income as a result of portfolio contraction and additional loans placed on non-accrual status, and the increase of the realized and unrealized losses in the portfolio (as described above) and the related tax impact.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business”.

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

We borrowed $15.5 million under our Revolving Facility for the six months ended June 30, 2020 and repaid $15.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $52.7 million under our Revolving Facility for the six months ended June 30, 2019 and repaid $58.3 million on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $8.8 million and $22.5 million for the six months ended June 30, 2020 and 2019, respectively, primarily in connection with the purchase and sales of portfolio investments. For the six months ended June 30, 2020, our financing activities included net borrowings of $(0.5) million on our Revolving Facility, $9.8 million for distributions to stockholders, $2.2 million to repurchase common stock and $0.3 million for the payment of financing costs. Additionally, our financing activities provided $30.0 million from the issuance of common stock during the six months ended June 30, 2020. For the six months ended June 30, 2019, our financing activities included net borrowings of $5.6 million on our Revolving Facility and our use of $13.4 million for distributions to stockholders, $6.0 million to repurchase common stock and $0.3 million for the payment of financing costs.

As of June 30, 2020 and December 31, 2019, we had cash of $33.0 million and $5.9 million, respectively. We had no cash equivalents as of June 30, 2020 and December 31, 2019.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$120.0	$66.7	$74.4	3.25%	$190.0	$66.2	$92.1	4.25%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
Total	$231.6	$178.3	$186.0	5.26%	$301.6	$177.8	$203.7	5.64%

(1)

As of June 30, 2020, excludes deferred financing costs of $0.9 million for the 2022 Notes and $1.4 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the six months ended June 30, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1.1 million for the 2022 Notes and $1.7 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of June 30, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on its loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended the Revolving Facility to, among other things, reduce the size of the commitments from $275.0 million to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No.4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No.5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $150.0 million to $12.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added a 50 basis points LIBOR floor.

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.75% (with a 0.5% LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of June 30, 2020. We had no Canadian borrowings outstanding on our Revolving Facility as of June 30, 2020.

As of June 30, 2020, we had USD borrowings of $66.7 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.25%. The borrowings denominated in CAD are translated into USD based on the spot rate at each balance sheet date. The impact resulting from changes in foreign exchange rates on the Revolving Facility borrowings is included in unrealized appreciation (depreciation) on foreign currency borrowings in our Consolidated Statements of Operations. The borrowings denominated in CAD may be positively or negatively affected by movements in the rate of exchange between USD and CAD. This movement is beyond our control and cannot be predicted. There were no CAD borrowings outstanding on our Revolving Facility as of or for the three and six months ended June 30, 2020.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The facilities have certain collateral requirements and/or covenants, including, but limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 1.65:1.00, (iii) minimum liquidity, (iv) minimum net worth, and (v) a consolidated interest coverage ratio. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

As of June 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of June 30, 2020 and December 31, 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.9 million and $1.4 million were incurred in connection with the Revolving Facility during the three months ended June 30, 2020 and 2019, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $1.6 million and $3.0 million were incurred in connection with the Revolving Facility during the six months ended June 30, 2020 and 2019, respectively.

Amortization of deferred financing costs of $0.3 million, which included a one-time accelerated amortization of $0.2 million in connection with a reduction in the revolver commitment size, and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended June 30, 2020 and 2019. Amortization of deferred financing costs of $0.8 million and $0.6 million, which included one-time accelerated amortization of $0.5 million and $0.4 million in connection with the reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the six months ended June 30, 2020 and 2019. As of June 30, 2020, we, had $1.1 million of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, we, had $1.6 million of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of June 30, 2020, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of June 30, 2020, the carrying amount and fair value of our Notes was $111.6 million and $114.3 million, respectively. As of December 31, 2019, the carrying value and fair value of our Notes was $111.6 million and $114.9 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended June 30, 2020 and 2019, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the six months ended June 30, 2020 and 2019, we amortized approximately $0.4 million and $0.4 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of June 30, 2020 and December 31, 2019, we had $2.3 million and $2.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended June 30, 2020 and 2019, we incurred interest expense on the Notes of approximately $1.8 million and $1.8 million, respectively. For the six months ended June 30, 2020 and 2019, we incurred interest expense on the Notes of approximately $3.6 million and $3.6 million, respectively.

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

As of June 30, 2020 and December 31, 2019, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	June 30, 2020	December 31, 2019
Unfunded delayed draw facilities
Apex Service Partners, LLC	$0.9	$—
BCDI Rodeo Dental Buyer, LLC	0.7	2.0
Certify, Inc.	—	0.1
PDFTron Systems Inc.	0.6	1.1
Simplicity Financial Marketing Holdings Inc.	—	1.0
	2.2	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Services, LLC	—	0.7
BCDI Rodeo Dental Buyer, LLC	—	0.8
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
EBS Intermediate LLC	0.8	1.7
Gener8, LLC	0.6	1.5
HealthDrive Corporation(2)	0.3	2.1
Holland Intermediate Acquisition Corp. (1)	—	3.0
IRC Opco LLC	—	0.8
Loadmaster Derrick & Equipment, Inc.	0.4	0.6
NCP Investor, Inc.	0.3	1.0
OEM Group, LLC (2)	0.3	3.8
PDFTron Systems Inc.	0.2	0.5
Simplicity Financial Marketing Holdings Inc.	—	0.4
smarTours, LLC	0.8	0.9
SolutionReach, Inc.	0.2	0.7
SRS Acquiom Holdings, LLC	0.4	0.4
Women's Health USA, Inc.	—	1.5
	4.5	21.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.4	0.2
	1.1	0.9

Total unfunded commitments	$7.8	$26.1

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and six months ended June 30, 2020 or the three and six months ended June 30, 2019.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of June 30, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 81.0%.

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Dollar amount repurchased (1)	$-	$4.7	$2.2	$6.0
Shares repurchased	-	0.7	0.3	0.9
Average price per share (including commission)	$-	$6.70	$6.33	$6.70
Weighted average discount to net asset value	0.00%	25.09%	16.99%	25.82%

(1)

Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the quarter ended March 31, 2019, we purchased 0.8 million shares at an average cost of $6.69, inclusive of commissions. All shares repurchased during the quarter ended June 30, 2020 were under the 10b5-1 Plan adopted on March 14, 2019 and all the shares repurchased during 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

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

Recent Developments

On June 23, 2020, we announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20.0 million of our common stock.  The Tender Offer expired on July 21, 2020. Pursuant to the Tender Offer, we repurchased approximately 5.2 million shares at a price of $3.75 per share.  The repurchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19.5 million.

In July 2020, our Advisor made certain changes to its direct lending investment committee, which serves as our investment committee.  The committee is now composed of four fixed members:  Christopher J. Flynn, Terrence W. Olson, James R. Fellows and Michelle Handy (the “Primary Investment Committee Members”).  In addition to the Primary Investment Committee Members, the investment committee has four rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that serves on the investment committee for deals within other industries. The rotating members of the investment committee are W. Montgomery Cook, Business & Financial Services; Larry Klaff, Asset-Based Lending; Patrick McAuliffe, Other; Garrett Stephen, Healthcare; and Howard H. Wu, Media, Information Services, & Technology.

On July 1, 2020, the THL Credit Logan JV LLC Limited Liability Company Agreement was amended to reduce our capital commitment from $200.0 million to $110.0 million and the capital commitment from Perspecta from $50.0 million to $27.5 million.

From July 1, 2020 through August 6, 2020, we made new investments and revolver fundings totaling $5.2 million with a combined weighted average yield of 8.3%.

On August 3, 2020, we changed our name to First Eagle Alternative Capital BDC, Inc. in connection with the approval of a new advisory agreement between us and the Advisor at our Special Meeting of Shareholders held on May 28, 2020. In connection with our name change, our shares of common stock began trading on the NASDAQ under the ticker symbol "FCRD". Additionally, the 2023 Notes and the 2022 Notes began trading on the New York Stock Exchange under the ticker symbol "FCRW" and "FCRZ", respectively.

On August 4, 2020, our board of directors declared a dividend of $0.10 per share payable on September 30, 2020 to stockholders of record at the close of business on September 15, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2020, 100.0% of the debt investments in our portfolio are floating rate loans, based upon fair market value.  In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of June 30, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 1.11% and 0.88%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our June 30, 2020 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$6.6	$2.0	$4.6
Up 200 basis points	$4.4	$1.3	$3.1
Up 100 basis points	$2.2	$0.7	$1.5
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and six months ended June 30, 2020 and 2019 for more information on the incentive fee.

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

You should carefully consider the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020, as supplemented by the risk factors described in Part II, Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 7, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program. There were no share repurchases during the three months ended June 30, 2020.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Listed below are the exhibits that are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K):

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 6, 2020)

3.2	Second Amended and Restated Bylaws of the Registrant (Incorporated by reference from the Company’s Current Report on Form 8-K, filed on August 6, 2020)

10.1

Amendment No. 5 to Second Amended and Restated Senior Secured Revolving Credit Agreement and Third Amended and Restated Guarantee, Pledge and Security Agreement, dated as of April 14, 2020, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on April 15, 2020).

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

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: August 6, 2020	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: August 6, 2020	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer