Form 10-Q
period 2020-09-30
First Eagle Alternative Capital BDC, Inc.
filed 2020-11-04
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding at November 4, 2020 was 30,109,384.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2020

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

•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	September 30, 2020 (unaudited)	December 31, 2019
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $239,803 and $263,444, respectively)	$226,667	$242,189
Controlled investments (cost of $160,446 and $178,769, respectively)	116,695	141,932
Non-controlled, affiliated investments (cost of $2 and $2, respectively)	2	4
Cash	10,536	5,890
Escrows and other receivables	4,745	12,353
Interest, dividends, and fees receivable	3,860	4,623
Deferred tax assets	2,063	2,267
Deferred financing costs	1,009	1,619
Prepaid expenses and other assets	808	829
Due from affiliate	223	192
Total assets	$366,608	$411,898
Liabilities:
Loans payable	$64,661	$66,161
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $2,136 and $2,742, respectively)	109,471	108,866
Accrued expenses and other liabilities	2,538	3,434
Deferred tax liability	1,532	1,927
Base management fees payable	—	1,103
Accrued incentive fees	156	568
Accrued interest and fees	158	384
Total liabilities	178,516	182,443
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,109 and 30,022 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	30	30
Paid-in capital in excess of par	423,739	415,596
Accumulated deficit	(235,677)	(186,171)
Total net assets	$188,092	$229,455
Total liabilities and net assets	$366,608	$411,898
Net asset value per share	$6.25	$7.64

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$4,217	$6,935	$13,298	$23,162
PIK interest income	338	329	806	676
Other income	102	276	224	2,475
From non-controlled, affiliated investments:
Cash interest income	—	—	—	57
Other income	48	101	189	493
From controlled investments:
Cash interest income	2	1,120	(247)	3,550
PIK interest income	—	381	—	730
Dividend income	2,579	3,610	7,873	11,087
Other income	43	41	113	116
Total investment income	7,329	12,793	22,256	42,346
Expenses:
Interest and fees on borrowings	2,439	3,047	7,687	9,688
Base management fees	895	1,215	2,795	4,940
Incentive fees	—	—	(411)	—
Administrator expenses	268	373	882	1,215
Other general and administrative expenses	598	375	1,323	1,107
Amortization of deferred financing costs	319	340	1,516	1,370
Professional fees	347	281	1,171	1,230
Directors' fees	191	169	543	533
Total expenses	5,057	5,800	15,506	20,083
Management fee waiver	(895)	—	(895)	(525)
Total expenses, net of management fee waivers	4,162	5,800	14,611	19,558
Excise and other taxes	(15)	121	71	359
Net investment income	3,182	6,872	7,574	22,429
Realized (Loss) Gain and Change in Unrealized Appreciation (Depreciation) on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(84)	280	(25,589)	(26,203)
Non-controlled, affiliated investments	(19)	(24,652)	(2,493)	(24,652)
Controlled investments	(17,387)	16,701	(17,650)	17,143
Foreign currency transactions	—	(191)	—	(189)
Net realized loss on investments	(17,490)	(7,862)	(45,732)	(33,901)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled, non-affiliated investments	6,375	(4,972)	8,119	2,935
Non-controlled, affiliated investments	—	24,652	(2)	12,752
Controlled investments	23,017	(18,694)	(6,914)	(13,323)
Translation of assets and liabilities in foreign currencies	—	251	—	(391)
Net change in unrealized appreciation on investments	29,392	1,237	1,203	1,973
Net realized and unrealized gain (loss) from investments	11,902	(6,625)	(44,529)	(31,928)
Benefit for taxes on unrealized loss on investments	165	64	192	335
Net increase (decrease) in net assets resulting from operations	$15,249	$311	$(36,763)	$(9,164)
Net investment income per common share:
Basic and diluted	$0.10	$0.22	$0.24	$0.71
Net increase (decrease) in net assets resulting from operations per common share:
Basic and diluted	$0.49	$0.01	$(1.16)	$(0.29)
Weighted average shares of common stock outstanding:
Basic and diluted	31,237	30,992	31,785	31,679

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

(unaudited)

	2020	2019
Net assets at January 1,	$229,455	$295,681
Decrease in net assets from operations:
Net investment income	2,661	6,704
Net realized loss on investments	(1,614)	(1,972)
Net change in unrealized depreciation on investments	(67,673)	(4,645)
Benefit for taxes on unrealized loss on investments	470	107
Net (decrease) increase in net assets resulting from operations	(66,156)	194
Distributions to stockholders:
Distributions to stockholders from net investment income	(6,233)	(6,768)
Total distributions to stockholders	(6,233)	(6,768)
Capital share transactions:
Repurchase of common stock	(2,161)	(1,323)
Net decrease in net assets from capital share transactions	(2,161)	(1,323)
Total decrease in net assets	(74,550)	(7,897)
Net assets at March 31,	$154,905	$287,784
Increase (decrease) in net assets from operations:
Net investment income	1,731	8,851
Net realized loss on investments	(26,628)	(24,067)
Net change in unrealized appreciation on investments	39,483	5,382
(Provision) benefit for taxes on unrealized loss on investments	(443)	164
Net increase (decrease) in net assets resulting from operations	14,143	(9,670)
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,530)	(6,633)
Total distributions to stockholders	(3,530)	(6,633)
Capital share transactions:
Issuance of common stock	30,000	—
Repurchase of common stock	—	(4,696)
Net increase (decrease) in net assets from capital share transactions	30,000	(4,696)
Total increase (decrease) in net assets	40,613	(20,999)
Net assets at June 30,	$195,518	$266,785
Increase in net assets from operations:
Net investment income	3,182	6,872
Net realized loss on investments	(17,490)	(7,862)
Net change in unrealized appreciation on investments	29,392	1,237
Benefit for taxes on unrealized loss on investments	165	64
Net increase in net assets resulting from operations	15,249	311
Distributions to stockholders:
Distributions to stockholders from net investment income	(3,011)	(6,453)
Total distributions to stockholders	(3,011)	(6,453)
Capital share transactions:
Repurchase of common stock	—	(5,571)
Purchase of common stock in tender offer	(19,664)	—
Net decrease in net assets from capital share transactions	$(19,664)	$(5,571)
Total decrease in net assets	$(7,426)	$(11,713)
Net assets at September 30,	$188,092	$255,072
Common shares outstanding at end of period	30,109	30,587
Capital share activity:
Shares issued	5,618	—
Shares repurchased	341	1,730
Shares purchased in tender offer	5,189	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(36,763)	$(9,164)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized appreciation on investments	(1,203)	(1,973)
Net realized loss on investments	44,339	42,818
Net realized gain on foreign exchange currency transactions	—	189
Increase in investments due to interest paid-in-kind	(699)	(2,049)
Amortization of deferred financing costs	1,516	1,370
Accretion of discounts on investments and other fees	(505)	(918)
Changes in operating assets and liabilities:
Purchases of investments	(50,319)	(99,368)
Proceeds from sales and paydowns of investments	54,480	151,906
Decrease in interest, dividends and fees receivable	763	610
Decrease (increase) in escrow and other receivables	2,551	(4,875)
(Increase) decrease in due from affiliates	(31)	101
Decrease (increase) in deferred tax asset	204	(199)
Increase in prepaid expenses and other assets	(123)	(182)
(Decrease) increase in accrued expenses and other liabilities	(896)	1,374
Decrease in accrued credit facility fees and interest	(226)	(314)
Decrease in deferred tax liability	(395)	(138)
Decrease in base management fees payable, net	(1,103)	(897)
Decrease in accrued incentive fees payable, net	(412)	—
Net cash provided by operating activities	11,178	78,291
Cash flows from financing activities:
Repurchase of common stock	(2,161)	(11,590)
Purchase of common stock in tender offer	(19,664)	—
Borrowings under credit facility	15,500	78,450
Repayments under credit facility	(17,000)	(117,529)
Issuance of shares of common stock	30,000	—
Distributions paid to stockholders	(12,774)	(19,855)
Financing costs paid	(433)	(349)
Net cash used in financing activities	(6,532)	(70,873)
Net increase in cash	4,646	7,418
Cash, beginning of period	5,890	6,860
Cash, end of period	$10,536	$14,278
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$7,452	$9,312
Income taxes paid	$2	$6
PIK income earned	$806	$1,925

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—120.51% of net asset value
First lien senior secured debt
—110.48% of net asset value
Canada
—3.56% of net asset value
PDFTron Systems Inc. (7)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	$4,950	$4,914	$4,901
PDFTron Systems Inc. (7)(23)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	1,089	1,081	1,078
PDFTron Systems Inc. (7)(23)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	320	316	317
PDFTron Systems Inc. (7)	IT services	8.8% (LIBOR + 7.5%)	6/9/2020	5/15/2024	398	389	398
PDFTron Systems Inc. (7)(9)(22)	IT services	8.8% (LIBOR + 7.5%)	6/9/2020	5/15/2024	—	(11)	—
				Subtotal Canada	$6,757	$6,689	$6,694
Midwest
—9.82% of net asset value
1-800 Hansons, LLC	Consumer products and services	8.5% (LIBOR + 7.5%) (7.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	$3,318	$3,293	$3,053
1-800 Hansons, LLC (8)	Consumer products and services	7.5% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	207	193
IRC Opco LLC	Healthcare	6.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	5,359	5,329	5,225
IRC Opco LLC (8)	Healthcare	6.3% (LIBOR + 5.3%)	1/4/2019	1/4/2024	818	814	798
Matilda Jane Holdings, Inc.	Consumer products and services	9.5% (LIBOR+ 8.5% PIK)	4/28/2017	4/28/2022	11,956	11,873	9,207
				Subtotal midwest	$21,660	$21,516	$18,476
Northeast
—26.59% of net asset value
3SI Security Systems	Business services	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,065	$4,033	$3,902
Certify, Inc.	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,528	1,536
Certify, Inc. (24)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	211	208	209
Certify, Inc. (8)(9)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	—	(1)	—
Communication Technology Intermediate (7)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	8,032	7,895	7,871
Communication Technology Intermediate (7)(8)	Business services	7.5% (LIBOR + 6.0%)	8/26/2019	8/26/2024	761	749	745
HealthDrive Corporation	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,825	9,760	9,039
HealthDrive Corporation (8)	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	352	341	324
Quartermaster Newco, LLC	Healthcare	8.3% (LIBOR + 7.0%)	7/31/2020	7/31/2025	3,135	3,105	3,104
Quartermaster Newco, LLC (8)(9)	Healthcare	8.3% (LIBOR + 7.0%)	7/31/2020	7/31/2025	—	(4)	—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Simplicity Financial Marketing Holdings Inc.	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	3,446	3,405	3,446
Simplicity Financial Marketing Holdings Inc. (8)	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	370	366	370
Simplicity Financial Marketing Holdings Inc. (23)	Financial services	7.3% (LIBOR + 5.8%)	9/13/2019	9/13/2024	1,107	1,092	1,107
smarTours, LLC (19)	Consumer products and services	9.8% (LIBOR + 8.8%)	10/31/2017	10/31/2022	5,141	5,093	2,571
smarTours, LLC (8)(9)(19)	Consumer products and services	9.8% (LIBOR + 8.8%)	10/31/2017	10/31/2022	—	(7)	—
Urology Management Associates, LLC	Healthcare	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,371	8,264	8,203
Women's Health USA, Inc.	Healthcare	7.8% (LIBOR + 6.8%)	10/9/2018	10/9/2023	7,309	7,290	7,162
Women's Health USA, Inc. (8)	Healthcare	7.8% (LIBOR + 6.8%)	10/9/2018	10/9/2023	429	417	420
				Subtotal northeast	$54,098	$53,534	$50,009
Southeast
—7.47% of net asset value
Apex Services Partners, LLC	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$4,570	$4,529	$4,455
Apex Services Partners, LLC (9)(23)	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	—	(7)	—
Groundworks Operations, LLC	Consumer products and services	8.0% (LIBOR + 7.0%)	7/9/2020	1/17/2026	1,951	1,914	1,932
Groundworks Operations, LLC (8)(9)	Consumer products and services	8.0% (LIBOR + 7.0%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (9)(23)	Consumer products and services	8.0% (LIBOR + 7.0%)	7/9/2020	1/17/2026	—	(16)	—
Whitney, Bradley & Brown, Inc.	Business services	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,665	7,629	7,665
				Subtotal southeast	$14,186	$14,047	$14,052
Southwest
—23.47% of net asset value
Allied Wireline Services, LLC (11)(25)	Energy / utilities	10.0% PIK	6/15/2020	6/15/2025	$4,951	$4,971	$4,530
BCDI Rodeo Dental Buyer, LLC	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,744	5,699	5,399
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,603	1,518
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,320	1,309	1,241
Igloo Products Corp.	Consumer products and services	11.5% (LIBOR + 10.0%) (10.8% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,567	21,550	20,489
Neiman Marcus Group LTD LLC	Retail & grocery	9.5% (LIBOR + 8.5%)	9/25/2020	9/25/2024	3,000	2,940	2,940
Riveron Acquisition Holdings, Inc.	Business services	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,198	8,073	8,034
				Subtotal southwest	$46,395	$46,145	$44,151

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
West
—39.57% of net asset value
ABC Legal Services, Inc.	Business services	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	$7,200	$7,105	$6,840
ABC Legal Services, Inc. (8)(9)	Business services	6.8% (LIBOR + 5.3%)	6/21/2019	6/21/2024	—	(9)	—
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,309	1,303
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	655	652
EBS Intermediate LLC	Consumer products and services	6.5% (LIBOR + 5.5%)	10/2/2018	10/2/2023	7,812	7,729	7,616
EBS Intermediate LLC (8)	Consumer products and services	6.5% (LIBOR + 5.5%)	10/2/2018	10/2/2023	833	816	813
Evergreen Services Group, LLC	IT services	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,362	9,306	9,362
Finxera Intermediate, LLC	Financial services	6.8% (LIBOR + 5.8%)	2/25/2020	8/27/2024	7,134	7,072	7,063
Gener8, LLC	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,872	5,820	5,872
Gener8, LLC (8)(9)	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(13)	—
Lash Opco LLC	Consumer products and services	9.3% (LIBOR + 8.3%)	9/18/2020	3/18/2026	3,030	2,954	2,954
Lash Opco LLC (8)(9)	Consumer products and services	9.3% (LIBOR + 8.3%)	9/18/2020	3/18/2026	—	(8)	—
MeriCal, LLC	Consumer products and services	6.8% (LIBOR + 5.8%)	11/16/2018	11/16/2021	7,434	7,434	7,360
NCP Investor Inc	Healthcare	6.5% (LIBOR + 5.5%)	10/19/2018	10/19/2023	6,917	6,853	6,848
NCP Investor Inc (8)	Healthcare	6.5% (LIBOR + 5.5%)	10/19/2018	10/19/2023	667	657	660
SolutionReach, Inc.	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,272	6,188	6,178
SolutionReach, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	700	688	690
SRS Acquiom Holdings LLC	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,763	4,730	4,143
SRS Acquiom Holdings LLC (9)(22)	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2023	—	(3)	—
SynteractHCR Holdings Corporation	Healthcare	6.3% (LIBOR + 5.3%)	1/17/2020	5/25/2025	6,167	6,113	6,074
SynteractHCR Holdings Corporation (8)(9)	Healthcare	6.3% (LIBOR + 5.3%)	1/17/2020	5/25/2025	—	(13)	—
				Subtotal west	$76,138	$75,383	$74,428

			Subtotal first lien senior secured debt		$219,234	$217,314	$207,810

Second lien debt
—6.22% of net asset value
Northeast
—6.22% of net asset value
Merchants Capital Access, LLC (14)	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,977	$11,700

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
				Subtotal northeast	$12,000	$11,977	$11,700

			Subtotal second lien debt		$12,000	$11,977	$11,700

Equity investments
—2.33% of net asset value
Midwest
—0.00% of net asset value
Matilda Jane Holdings, Inc. (12)(17)	Consumer products and services		4/28/2017		2,587,855	$489	$—
			Subtotal midwest			$489	$—
Northeast
—1.69% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer products and services		6/22/2016	6/12/2021	121	887	—
Certify, Inc. (18)	IT services		2/28/2019		841	175	190
Specialty Brands Holdings, LLC (17)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Consumer products and services		10/31/2017		215,827	216	—
Urology Management Associates, LLC (18)	Healthcare		8/31/2018		769	769	933
Wheels Up Partners, LLC (10)(13)(18)	Transportation		1/31/2014		1,000,000	1,000	2,071
			Subtotal northeast			$4,047	$3,194
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare		5/7/2020		10	$32	$32
			Subtotal southeast			$32	$32
Southwest
—0.00% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities		6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities		6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer products and services		4/30/2014		1,902	1,716	—
			Subtotal southwest			$1,860	$—
West
—0.62% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
MeriCal, LLC (10) (12) (17)	Consumer products and services		9/30/2016		521	$505	$687
MeriCal, LLC (10) (12) (18)	Consumer products and services		9/30/2016		5,334	10	126
Sciens Building Solutions, LLC (10) (17)	Business services		7/12/2017		194	213	345
			Subtotal west			$728	$1,158

				Subtotal equity		$7,156	$4,384

Investments in funds
—1.47% of net asset value
Midwest
—1.36% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Financial services		6/14/2013			$2,957	$2,562
				Subtotal midwest		$2,957	$2,562
West
—0.11% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Financial services		11/20/2012			$399	$211
				Subtotal west		$399	$211

			Subtotal investments in funds			$3,356	$2,773

Total non-controlled/non-affiliated investments
—120.51% of net asset value						$239,803	$226,667

Controlled investments
—62.04% of net asset value

First lien senior secured debt
—7.80% of net asset value
Southeast
—3.81% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$10,950	$7,307	$—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,579	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	8,964	6,932	7,171
				Subtotal southeast	$22,493	$15,292	$7,171
Southwest
—3.99% of net asset value
OEM Group, LLC (15)	Industrials and manufacturing	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$7,500	$7,500	$7,500
				Subtotal southwest	$7,500	$7,500	$7,500

			Subtotal first lien senior secured debt		$29,993	$22,792	$14,671

Second lien debt
—11.76% of net asset value
Southwest
—11.76% of net asset value
OEM Group, LLC (15)(25)	Industrials and manufacturing	10.0% PIK	9/30/2020	9/30/2026	$44,090	$22,202	$22,125
				Subtotal southwest	$44,090	$22,202	$22,125

			Subtotal second lien debt		$44,090	$22,202	$22,125

Equity investments
—9.04% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy / utilities		7/1/2016		2,956	$1,114	$—
Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy / utilities		12/21/2016		12,131	—	—
				Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10)(12)(15)(20)	Industrials and manufacturing		3/16/2016		10,000	$8,890	$—
				Subtotal southwest		$8,890	$—
West
—9.04% of net asset value
C&K Market, Inc. (15)(18)	Retail & grocery		11/3/2010		1,992,365	$2,271	$7,043

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

(dollar amounts in thousands)

(unaudited)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
C&K Market, Inc. (15)(17)	Retail & grocery		11/3/2010	7/1/2024	1,992,365	10,956	9,962
				Subtotal west		$13,227	$17,005

				Subtotal equity		$23,231	$17,005
Investments in funds
—33.44% of net asset value
Northeast
—33.44% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles		12/3/2014			$92,221	$62,894
				Subtotal northeast		$92,221	$62,894

			Subtotal investments in funds			$92,221	$62,894
Total controlled investments
—62.04% of net asset value						$160,446	$116,695

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, LLC (10)(14)(18)(21)	Investment funds and vehicles		1/27/2011			$1	$1
First Eagle Greenway Fund II, LLC (10)(14)(18)(21)	Investment funds and vehicles		3/1/2013			1	1
				Subtotal northeast		$2	$2

			Subtotal investments in funds			$2	$2

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$2

Total investments—182.55% of net asset value						$400,251	$343,364

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

September 30, 2020

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
(3)

As of September 30, 2020, 30.7% and 27.0% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2020. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of the LIBOR and ABR rates may be subject to interest floors. As of September 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.15%, 0.19%, 0.23% and 0.26%, respectively. There were no ABR loans outstanding at September 30, 2020.

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of September 30, 2020, there were no issuers with this option.

(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of First Eagle Alternative Capital BDC, Inc.
(14)

Investments that the Company has determined are not “qualifying assets” under Section 55(a) of the 1940 Act. The status of these assets under the 1940 Act is subject to change. The Company monitors the status of these assets on an ongoing basis.

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the nine months ended September 30, 2020 in which the issuer was a portfolio company that the Company is deemed to control.

(16)

On December 3, 2014, the Company entered into an agreement with Perspecta (as described in Note 3 hereto) to create First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV LLC), or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of September 30, 2020.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of September 30, 2020.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.
(23)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(24)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(25)	Restructured loan for which income is not being recognized as of September 30, 2020.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2019

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
—36.34% of net asset value
Northeast
—36.34% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles		12/3/2014			$97,073	$83,393
				Subtotal northeast		97,073	83,393

			Subtotal investments in funds			$97,073	$83,393
Total controlled investments
—61.86% of net asset value						$178,769	$141,932

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund LLC (10)(14)(18)(21)	Investment funds and vehicles		1/27/2011			$—	$1
First Eagle Greenway Fund II LLC (10)(14)(18)(21)	Investment funds and vehicles		3/1/2013			2	3
				Subtotal northeast		$2	$4

			Subtotal investments in funds			$2	$4

Total non-controlled/affiliated investments

—0.00% of net asset value						$2	$4

Total investments—167.41% of net asset value						$442,215	$384,125

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

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

(7)	Foreign company or foreign co-borrower at the time of investment and, as a result, is not a qualifying asset under Section 55(a) of the 1940 Act.
(8)	Company pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)	The negative cost is the result of the capitalized discount being greater than the principal amount outstanding on the loan.
(10)	Member interests of limited liability companies are the equity equivalents of the stock of corporations.
(11)	At the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company.
(12)	Equity ownership may be held in shares or units of companies related to the portfolio company.
(13)	Interest held by a wholly owned subsidiary of First Eagle Alternative Capital BDC, Inc.
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

(16)

On December 3, 2014, the Company entered into an agreement with Perspecta (as described in Note 3 hereto) to create First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV LLC), or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta. Although the Company owns more than 25% of the voting securities of Logan JV, the Company does not believe that it has control over Logan JV (other than for purposes of the 1940 Act or otherwise).

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2020

(in thousands, except per share data)

(unaudited)

1. Organization

First Eagle Alternative Capital BDC, Inc. (formerly known as THL Credit, Inc.), or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revenue Code of 1986, as amended, or the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

The Company has a wholly owned subsidiary, First Eagle Alternative Capital Agent, Inc., which serves as the administrative agent on certain investment transactions.

2. Significant Accounting Policies and Recent Accounting Pronouncements

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will not generally consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in First Eagle OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV LLC) or Logan JV. See also the disclosure under the heading, First Eagle Logan JV, LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at two financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and is therefore subject to credit risk. There were no cash equivalents as of September 30, 2020 and December 31, 2019.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of September 30, 2020, the Company had loans on non-accrual status with an amortized cost basis of $20,377 and fair value of $9,742. As of September 30, 2019, the Company had loans on non-accrual status with an amortized cost basis of $14,510 and fair value of $7,928.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of September 30, 2020, the Company had restructured loans with an amortized cost basis of $27,173 and fair value of $26,655, which meet the above criteria. As of September 30, 2019, the Company had no loans meeting this criteria.

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

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Accumulated PIK balance, beginning of period	$2,789	$4,679	$3,588	$3,879
PIK income capitalized/receivable	338	616	806	2,023
PIK reduction due to sale	—	(116)	—	(185)
PIK received in cash from repayments	—	—	(6)	(538)
PIK reduced through restructurings/sales	(2,229)	—	(3,490)	—
Accumulated PIK balance, end of period	$898	$5,179	$898	$5,179

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2020 and 2019.

The Company may also generate revenue in the form of fees from the management of First Eagle Greenway Fund, LLC (formerly known as THL Credit Greenway Fund LLC), or Greenway, and First Eagle Greenway Fund II, LLC (formerly known as THL Credit Greenway Fund II LLC), or Greenway II, prepayment premiums, commitment, loan origination, structuring or due diligence fees, exit fees, portfolio company administration fees, fees for providing significant managerial assistance and consulting fees.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of recent dividends paid. For the three months ended September 30, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $(15) and $121, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred U.S. federal excise tax and other tax expenses of $71 and $359, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from permanent and temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of deferred income tax (provisions) benefits for the three and nine months ended September 30, 2020 and 2019. There were no current income tax (provisions) benefits during the respective periods.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Benefit for taxes on unrealized gain on investments	$165	$64	$192	$335

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of September 30, 2020 and December 31, 2019, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, $1,532 and $1,927, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments and other temporary book to tax differences held in its corporate subsidiaries. As of September 30, 2020 and December 31, 2019, $2,063 (net of $9,755 allowance) and $2,267 (net of $6,291 allowance), respectively of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

3. Investments

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of September 30, 2020:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$222,481	$—	$—	$222,481
Second lien debt	33,825	—	—	33,825
Equity investments	21,389	—	—	21,389
Investment in Logan JV (1)	62,894	—	—	—
Investments in funds (1)	2,775	—	—	—
Total investments	$343,364	$—	$—	$277,695

(1)

Certain investments that are measured at fair value using net asset value totaling $65,669 have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the Consolidated Statements of Assets and Liabilities.

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

The following is a summary of the industry classification in which the Company invests as of September 30, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	92,223	62,896	18.32%	33.45%
Consumer products and services	72,175	61,456	17.90%	32.67%
Healthcare	58,338	56,980	16.59%	30.29%
Business services	41,495	41,274	12.02%	21.94%
Financial services	31,995	30,602	8.91%	16.27%
Industrials and manufacturing	38,592	29,625	8.63%	15.75%
IT services	26,745	26,814	7.81%	14.26%
Retail & grocery	16,167	19,945	5.81%	10.60%
Energy / utilities	21,521	11,701	3.41%	6.22%
Transportation	1,000	2,071	0.60%	1.10%
Total Investments	$400,251	$343,364	100.00%	182.55%

The following is a summary of the industry classification in which the Company invests as of December 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97,075	$83,397	21.71%	36.34%
Consumer products and services	61,771	55,014	14.32%	23.98%
Healthcare	54,297	54,152	14.10%	23.60%
Business services	44,504	44,938	11.70%	19.58%
Industrials and manufacturing	52,675	35,122	9.14%	15.31%
IT services	35,493	33,880	8.82%	14.77%
Financial services	23,783	24,150	6.29%	10.52%
Energy / utilities	47,543	23,772	6.19%	10.36%
Retail & grocery	15,683	17,714	4.61%	7.72%
Media, entertainment and leisure	8,391	8,506	2.21%	3.71%
Transportation	1,000	3,480	0.91%	1.52%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of September 30, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$161,781	$127,799	37.21%	67.95%
West	89,737	92,802	27.03%	49.34%
Southwest	86,597	73,776	21.49%	39.22%
Southeast	30,485	21,255	6.19%	11.30%
Midwest	24,962	21,038	6.13%	11.18%
Canada	6,689	6,694	1.95%	3.56%
Total Investments	$400,251	$343,364	100.00%	182.55%

The following is a summary of the geographical concentration of the Company’s investment portfolio as of December 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$175,170	$162,789	42.38%	70.94%
Southwest	122,183	86,176	22.43%	37.56%
West	83,644	85,876	22.36%	37.43%
Midwest	28,996	25,125	6.54%	10.95%
Southeast	27,293	19,221	5.00%	8.38%
Canada	4,929	4,938	1.29%	2.15%
Total Investments	$442,215	$384,125	100.00%	167.41%

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

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for investment companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be within three months to three years.

The following provides quantitative information about Level 3 fair value measurements as of September 30, 2020:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$180,686	Discounted cash flows (income approach)	Comparative Yield	8%		-	10%		(9%)
	28,730	Market comparable companies (market approach)	EBITDA Multiple	4.4	x	-	4.9	x	(4.6	x)
	7,171	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	11,700	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(14%)
	22,125	Market comparable companies (market approach)	EBITDA Multiple	0.6	x	-	1.1	x	(0.8	x)
Equity investments (2)	19,096	Market comparable companies (market approach)	EBITDA Multiple	4.1	x	-	4.6	x	(4.4	x)
	2,261	Market comparable companies (market approach)	Revenue Multiple	2.0	x	-	2.5	x	(2.2	x)
Total Level 3 Investments	$271,769

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)	Excluded from the presentation is $5,894 of first lien senior secured debt and $32 of equity which were valued at cost using recent transaction pricing.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$189,872	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	41,945	Market comparable companies (market approach)	EBITDA Multiple	6.1	x	-	6.6	x	(6.4	x)
	8,281	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	12,000	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(13%)
Equity investments	17,811	Market comparable companies (market approach)	EBITDA Multiple	4.2	x	-	4.7	x	(4.4	x)
	3,704	Market comparable companies (market approach)	Revenue Multiple	2.5	x	-	3.0	x	(2.7	x)
Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	4.8	x	-	5.3	x	(5.0	x)
Total Level 3 Investments	$273,613

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

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

The following table rolls forward the changes in fair value during the nine months ended September 30, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$21,515	$-	$273,613
Purchases (1)	63,207	22,203	176	-	85,586
Sales and repayments (1)	(56,219)	-	(32)	-	(56,251)
Unrealized appreciation (depreciation)(2)	14,952	(408)	3,278	175	17,997
Realized (loss) gain	(40,703)	-	(3,548)	(175)	(44,426)
Net amortization of premiums, discounts and fees	447	30	-	-	477
PIK	699	-	-	-	699
Ending balance, September 30, 2020	$222,481	$33,825	$21,389	$-	$277,695
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(9,139)	$(408)	$163	$-	$(9,384)

(1)	Includes reorganizations and restructuring of investments.
(2)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the nine months ended September 30, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556	$43,534	$580	$405,313
Purchases	95,438	—	—	191	—	95,629
Sales and repayments	(116,481)	(5,418)	—	(27,048)	—	(148,947)
Unrealized appreciation (depreciation)(1)	16,856	820	(157)	(9,917)	(580)	7,022
Realized loss	(57,417)	—	—	14,599	—	(42,818)
Net amortization of premiums, discounts and fees	865	53	—	—	—	918
PIK	1,528	—	521	—	—	2,049
Ending balance, September 30, 2019	$270,137	$20,750	$6,920	$21,359	$-	$319,166
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(5,498)	$820	$(156)	$(2,619)	$(580)	$(8,033)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

There were no transfers between the levels or categories of the fair value hierarchy during the nine months ended September 30, 2020 and 2019.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the Company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries for the three and nine months ended September 30, 2020 and 2019 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for the Company’s significant unconsolidated subsidiaries, which include C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and nine months ended September 30, 2020, and C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, and First Eagle Logan JV, LLC for the three and nine months ended September 30, 2019. The below table summarizes the above mentioned financial data, with the exception of OEM Group, LLC, which is presented in a separate tabular disclosure further below.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2020	2019	2020	2019
Net Sales	$76,895	$64,671	$206,205	$185,350
Gross Profit	28,649	23,459	75,043	66,886
Net gain (loss)	5,200	811	9,486	4,560

The below table summarizes the financial information for OEM Group, LLC for the three and nine months ended September 30, 2020 and 2019.

	For the three months ended September 30,		For the nine months ended September 30,
Income Statement	2020	2019	2020	2019
Net Sales	$6,129	$6,318	$20,157	$24,230
Gross Profit	1,159	1,496	4,413	6,400
Net gain (loss)	(4,397)	(5,446)	(14,130)	(13,545)

First Eagle Logan JV, LLC

On December 3, 2014, the Company entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create First Eagle Logan JV, LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

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

As of September 30, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its Members.

	As of September 30, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110,000	$92,600	$8,000	$9,400
Perspecta Trident LLC	27,500	23,150	2,000	2,350
Total Investments	$137,500	$115,750	$10,000	$11,750

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$200,000	$97,400	$3,200	$99,400
Perspecta Trident LLC	50,000	24,350	800	24,850
Total Investments	$250,000	$121,750	$4,000	$124,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2020 and December 31, 2019, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2020 and December 31, 2019, Logan JV had $160,641 and $236,141 of outstanding borrowings under the credit facility, respectively. At September 30, 2020, the effective interest rate on the Logan JV Credit Facility was 2.50% per annum.

As of September 30, 2020 and December 31, 2019, Logan JV had total investments at fair value of $232,746 and $332,182, respectively. As of September 30, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 101 and 131 different borrowers, respectively. As of September 30, 2020, there was one loan on non-accrual status with an amortized cost and fair value of $2,271 and $1,015, respectively. As of December 31, 2019, there were three loans on non-accrual status from two issuers with an amortized cost and fair value of $5,342 and $2,175, respectively. As of September 30, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2,688 and $3,861, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020	As of December 31, 2019
First lien secured debt, at par	$243,906	$338,439
Second lien debt, at par	10,993	8,529
Total debt investments, at par	$254,899	$346,968
Weighted average yield on first lien secured loans (1)	5.7%	6.6%
Weighted average yield on second lien loans (1)	8.5%	9.7%
Weighted average yield on all loans (1)	5.8%	6.7%
Number of borrowers in Logan JV	101	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,749	$24,906

(1)	Weighted average yield at their current amortized cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2020 and December 31, 2019, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For the three months ended September 30, 2020 and 2019, the Company’s share of distributions related to its Logan JV LLC equity interest was $1,600 and $2,400, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. For the nine months ended September 30, 2020 and 2019, the Company’s share of distributions related to its Logan JV LLC equity interest was $5,520 and $7,560, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, $1,716 and $2,593, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020 and December 31, 2019, $52 and $327, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, distributions declared and earned of $7,773 for the twelve months ended September 30, 2020, represented a dividend yield to the Company of 8.2% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9,760 for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested.

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	4.75% (LIBOR +4%)	11/22/2019	11/26/2026	1,493	$1,479	$1,284

Total Australia						$1,479	$1,284

Canada
Avison Young Canada Inc.	Services: Business	5.31% (LIBOR +5%)	03/07/2019	01/31/2026	3,934	$3,872	$3,732
PNI Canada Acquireco Corp	High Tech Industries	4.66% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,587

Total Canada						$5,519	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	968	$961	$888
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,925	2,916	2,070
Total Germany						$3,877	$2,958

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,425	$1,399	$1,385
Travelport Finance	Services: Consumer	6.07% (LIBOR +5%)	03/18/2019	05/30/2026	1,752	1,723	1,327
Travelport Finance	Services: Consumer	9% (LIBOR +8%)	09/22/2020	02/28/2025	2,711	2,494	2,613
Total Luxembourg						$5,616	$5,325

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,859	$4,244
EG Group	Retail	5.07% (LIBOR +4%)	03/23/2018	02/07/2025	2,795	2,786	2,748

Total United Kingdom						$7,645	$6,992

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,400	$2,376	$2,376
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,880	3,869	3,550
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,974	4,800
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	4.19% (LIBOR +4%)	10/04/2018	10/03/2025	3,940	3,933	3,881
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	494	503	496
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,920	1,912	1,623
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.16% (LIBOR +5%)	07/31/2019	07/31/2026	3,190	3,173	3,098
AG Parent Holdings LLC	High Tech Industries	5.16% (LIBOR +5%)	07/30/2019	07/31/2026	2,647	2,625	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,297	1,296	1,272
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,920	3,906	3,234
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,913	1,892	1,779
Allen Media LLC	Media: Broadcasting & Subscription	5.81% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,985	2,971	2,902
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,365	2,357	1,522

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	06/15/2025	572	570	368
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	620	618	465
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,863	1,853	1,397
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,419	2,416	2,165
APC Aftermarket	Automotive	11% (LIBOR +10%)	07/24/2020	07/24/2025	65	65	74
APFS Staffing Holdings Inc	Services: Consumer	4.89% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,975	1,943	1,940
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,959	1,959	1,959
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	873	858	873
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,800	3,748	3,490
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,903	2,887	2,711
California Cryobank LLC	Healthcare & Pharmaceuticals	4.31% (LIBOR +4%)	08/03/2018	08/06/2025	3,144	3,133	3,089
Cambium Learning Inc.	Services: Consumer	4.81% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,965	1,891	1,945
Canister International Group Inc	Forest Products & Paper	4.91% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,990	1,972	1,990
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	284	282	268
CC Amulet Intermediate, LLC (3)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,252	552	484
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,384	3,363	3,198
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,746	4,736	4,651
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,809	1,804	1,816
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,886	1,887	1,821
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,937	4,918	4,641
Drilling Info Inc.	High Tech Industries	4.41% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,409	4,394	4,035
DXP Enterprises, Inc.	Wholesale	5.75% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,305	1,299	1,282
E2open, LLC	Transportation: Cargo	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,950	4,912	4,702
Eliassen Group, LLC	Services: Business	4.41% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,626	4,610	4,534
Empower Payments Acquisition	Services: Business	4.56% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,930	3,923	3,851
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	3.41% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,350	2,339	2,327
Gold Standard Baking, Inc. (11)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,603	2,271	1,015
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.75% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,561	4,550	4,493
Granite Holdings US Acquisition Co	Capital Equipment	6.32% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,904	2,829	2,759
Great Dane Merger Sub Inc	High Tech Industries	3.66% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,933	2,923	2,878
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,934	1,916	1,858
High Street Insurance Partners, Inc. (4) (9)	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +6.25%)	08/07/2020	12/03/2025	1,000	(24)	(25)
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +6.25%)	08/07/2020	12/03/2025	2,992	2,920	2,918
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,610	1,599	1,546
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,492
Institutional Shareholder Services, Inc.	Services: Business	5.57% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,970	1,955	1,911
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	944	941	776
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,766	1,754	938
LifeScan Global Corp	Healthcare & Pharmaceuticals	7.18% (LIBOR +6%)	06/19/2018	10/01/2024	1,974	1,935	1,874
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	462	461	439
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,791	1,785	1,701
MAG DS Corp. (8)	Aerospace & Defense	5.73% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,250	1,188	1,195
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.2% (LIBOR +5%)	09/26/2019	09/25/2026	1,985	1,968	1,954
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.97% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,346	2,338	1,724
MRI SOFTWARE LLC (5)(9)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	58	-	(1)

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MRI SOFTWARE LLC	Construction & Building	6.57% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,435	1,429	1,400
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	308	306
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,945	1,886	1,852
NextCare, Inc. (6) (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(30)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,788	3,765	3,608
Northern Star Holdings Inc.	Utilities: Electric	5.82% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,144	4,131	3,957
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,907	2,779
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.24% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,137
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.07% (LIBOR +4%)	10/06/2017	10/12/2024	1,940	1,934	1,841
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	556	552	545
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	821	815	804
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,902	1,889	1,864
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.31% (LIBOR +5%)	10/16/2018	08/09/2023	3,868	3,845	3,288
Output Services Group Inc	Services: Business	4.69% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,389	4,376	3,263
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	993	988	928
Patriot Rail Co LLC	Transportation: Cargo	5.56% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,483	3,422	3,496
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,940	2,919	2,381
PLH Group Inc	Energy: Oil & Gas	6.24% (LIBOR +6%)	08/01/2018	07/25/2023	3,713	3,660	3,211
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,980	1,964	1,888
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.81% (LIBOR +3.5%)	08/14/2018	07/10/2025	882	879	853
Project Leopard Holdings Inc	High Tech Industries	5.5% (LIBOR +4.5%)	10/06/2017	07/07/2023	1,698	1,695	1,675
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.98% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,945	1,934	1,843
Pure Fishing Inc	Consumer goods: Non-Durable	4.66% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,182	1,146	1,074
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	996	983	926
Red Ventures LLC	Media: Advertising, Printing & Publishing	2.66% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,003	1,991	1,929
Sentry Data Systems, Inc. (8)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	312	312
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,164	1,162	1,107
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	993	927	983
Starfish- V Merger Sub Inc	High Tech Industries	6.51% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,213	1,206	1,197
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,228	2,156	2,158
Titan Sub LLC	Aerospace & Defense	5.16% (LIBOR +5%)	09/19/2019	09/21/2026	2,233	2,214	2,233
Tupelo Buyer Inc	Transportation: Cargo	4.82% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,166	2,156	2,136
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	12/12/2019	11/27/2023	2,357	2,338	2,298
Upstream Newco Inc	Healthcare & Pharmaceuticals	4.66% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,919	2,906	2,754
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	204	186
W3 Topco LLC	Energy: Oil & Gas	8.25% (LIBOR +6%)	08/13/2019	08/16/2025	1,900	1,792	1,817
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,863	4,850	4,426
Yak Access LLC	Energy: Oil & Gas	5.31% (LIBOR +5%)	06/29/2018	07/11/2025	2,775	2,717	2,387
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,918	3,910	3,840
Zenith American Holding, Inc. (7)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	185

Total United States of America						$214,433	$200,498

Total Senior Secured First Lien Term Loans						$238,569	$222,376

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,989	1,930
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	491	458
Midwest Physician Administrative Services,LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	884
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	59	162
Park Place Technologies, LLC	High Tech Industries	9% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	665
Sentry Data Systems, Inc. (8)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,119	3,119
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,842	1,561
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	389
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	68

Total United States of America						$10,659	$10,211

Total Second Lien Term Loans						$10,659	$10,211

Equity Investments
United States of America
APC Aftermarket	Automotive		07/24/2020		1	$28	$-
APC Aftermarket	Automotive		07/24/2020		9	121	119
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	204	40
Total United States of America						$353	$159

Total Equity Investments						$353	$159

Total Investments						$249,581	$232,746

Cash equivalents
Dreyfus Government Cash Management Fund						11,555	11,555
Other cash accounts						803	803
Total Cash equivalents						$12,358	$12,358

(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of September 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.15%, 0.19%, 0.23% and 0.26%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,252,462, of which $700,000 was unfunded as of September 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,000,000, which was unfunded as of September 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

(5)	Represents a delayed draw commitment of $57,788, which was unfunded as of September 30, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of September 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $495,095, of which $300,391 was unfunded as of September 30, 2020. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Unsettled trade that interest will start to accrue on when the trade settles. 90-day LIBOR as of September 30, 2020 is shown to reflect possible projected interest rate.
(9)	Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of September 30, 2020 or LIBOR floor is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of September 30, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

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

(9)	Unsettled trade that interest will start to accrue on when the trade settles. 90-day LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(10)	Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of December 31, 2019 is shown to reflect possible projected interest rate.
(11)	All investments are pledged as collateral for loans payable unless otherwise noted.
(12)	Loan was on non-accrual as of December 31, 2019.
(13)	Investments are valued using significant unobservable inputs.

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

Selected Balance Sheet Information:

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $249,581 and $340,083, respectively)	$232,746	$332,182
Cash	12,358	11,560
Other assets	1,423	4,234
Total assets	$246,527	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$159,727	$234,621
Payable for investments purchased	4,618	2,888
Distribution payable	2,210	3,650
Other liabilities	1,354	2,576
Total liabilities	$167,909	$243,735
Members' capital	$78,618	$104,241
Total liabilities and members' capital	$246,527	$347,976

Selected Statement of Operations Information:

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,784	$6,311	$13,983	$19,231
Fee income	16	50	113	104
Total revenues	3,800	6,361	14,096	19,335
Credit facility expenses (1)	1,421	2,883	$6,620	$9,682
Other fees and expenses	298	296	290	331
Total expenses	1,719	3,179	6,910	10,013
Net investment income	2,081	3,182	7,186	9,322
Net realized (loss) gain	(660)	5	(10,976)	(4,040)
Net change in unrealized (depreciation) appreciation on investments	7,069	(3,012)	(8,933)	(1,950)
Net increase in members' capital from operations	$8,490	$175	$(12,723)	$3,332

(1)

As of September 30, 2020, Logan JV had $160,641 of outstanding debt under the credit facility with an effective interest rate of 2.50% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum.

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

Base Management Fee

For the nine months ended September 30, 2020, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement. For the nine months ended September 30, 2019, the base management fee was calculated at an annual rate of 1.5% from January 1, 2019 through June 13, 2019, and 1.0% from June 14, 2019 through September 30, 2019 (upon stockholder approval of an amended and restated investment management agreement effective June 14, 2019). From April 1, 2019 through June 13, 2019, the Advisor waived base management fees in excess of 1.0%.

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

For the three months ended September 30, 2020 and 2019, the Company incurred base management fees of $0 and $1,215, respectively, net of management fees waived of $895 and $0, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred base management fees of $1,900 and $4,415, respectively, net of management fees waived of $895 and $525, respectively. As of September 30, 2020 and December 31, 2019, $0 and $1,103, respectively, was payable to the Advisor.

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

For the three and nine months ended September 30, 2020 and 2019, the Company incurred no incentive fee related to ordinary income under the new calculation.

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

For the three and nine months ended September 30, 2020 and 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

Incentive Fee on Net Investment Income Payable

For the three and nine months ended September 30, 2020, the Company reversed $0 and $411, respectively, of incentive fees related to the adjustment of previously deferred incentive fees payable. For the three and nine months ended September 30, 2019, the Company recognized no incentive fees related to the adjustment of previously deferred incentive fees payable. As of September 30, 2020 and December 31, 2019, no incentive fees related to previously deferred income now received in cash are currently payable to the Advisor. As of September 30, 2020 and December 31, 2019, $156 and $568, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of September 30, 2020 and December 31, 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the three and nine months ended September 30, 2020 and 2019, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the three months ended September 30, 2020 and 2019, the Company incurred administrator expenses of $268 and $373, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred administrator expenses of $882 and $1,215, respectively. As of September 30, 2020 and December 31, 2019, $59 and $122 of administrator expenses true-up were due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

License Agreement

On January 31, 2020, the Company’s investment advisor, First Eagle Alternative Credit, LLC (“FEAC”), entered into an agreement with Thomas H. Lee Partners, L.P. (“THL Partners”) under which THL Partners granted to the Company and FEAC a limited, non-exclusive, worldwide, non-transferable, non-sublicensable right to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with its respective businesses (the “New License Agreement”). The New License Agreement replaced the prior license agreement granted to the Company by THL Partners, which terminated on January 31, 2020 in connection with the acquisition of FEAC by First Eagle Investment Management, LLC.  As with the prior license agreement, the New License Agreement was royalty-free, which means the Company was not charged a fee for its use of the trade name and service mark THL. The New License Agreement terminated in full on August 29, 2020 and as of September 30, 2020 there is no license agreement in place with THL Partners. Upon termination of the New License Agreement, the Company and FEAC ceased to use the name and mark THL, including any use in its respective legal names, filings, listings and other uses that may require the Company to withdraw or replace its names and marks. The Company and FEAC have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with it have no recourse against THL Partners.

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

Due To and From Affiliates

The Advisor pays certain other general and administrative expenses on behalf of the Company. As of September 30, 2020 and December 31, 2019, there were $26 and $120, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of September 30, 2020 and December 31, 2019, the Advisor owed $59 and $122, respectively, of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of September 30, 2020 and December 31, 2019, $163 and $65 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of September 30, 2020, it had $2,747 of dividends receivable from Logan JV and C&K Market, Inc. included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc. and $257 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Aerogroup International Inc. (1)	$—	$—	$90	$(2,203)
Alex Toys, LLC (2)	—	—	—	(1,460)
Allied Wireline Services, LLC (3)	—	—	(5,310)	—
Charming Charlie LLC (4)	(19)	(24,652)	(2,493)	(24,652)
Copperweld Bimetallics, LLC (5)	133	16,701	(124)	16,701
Fairstone Financial Inc.	—	249	—	249
Holland Intermediate Acquisition Corp. (6)	(65)	—	(17,390)	—
LAI International, Inc. (7)	—	—	—	(22,713)
New Host Holdings, LLC (8)	—	—	(2,000)	—
OEM Group, LLC (9)	(17,520)	—	(17,520)	—
Tri Starr Management Services, Inc. (10)	—	—	—	443
Virtus Pharmaceuticals, LLC (11)	—	—	(929)	—
Other	(19)	31	(56)	(77)
Net realized losses	$(17,490)	$(7,671)	$(45,732)	$(33,712)

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

(5)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $2,101 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $913 in escrow proceeds in cash through September 2020 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(6)

During Q2 2020, the Company received proceeds of $2,633 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1,300 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2020, resulting in a realized loss of $17,390. This realized loss was largely offset by a corresponding reversal of unrealized depreciation.

(7)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(8)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22,713 was largely offset by a corresponding change in unrealized appreciation. An additional $1,267 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2020.

(9)

On September 30, 2020, the Company restructured its first lien senior secured term loan and revolvers in OEM Group, LLC into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. The Company is not recognizing interest income on the restructured second lien term loan as of September 30, 2020. This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

(10)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018.

(11)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This transaction resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

6. Net Increase (Decrease) in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net increase (decrease) in net assets per share resulting from operations:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator—net increase (decrease) in net assets resulting from operations:	$15,249	$311	$(36,763)	$(9,164)
Denominator—basic and diluted weighted average common shares:	31,237	30,992	31,785	31,679
Basic and diluted net increase (decrease) in net assets per common share resulting from operations:	$0.49	$0.01	$(1.16)	$(0.29)

Diluted net increase (decrease) in net assets per share resulting from operations equals basic net increase (decrease) in net assets per share resulting from operations for each period because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$120,000	$64,661	$72,625	3.25%	$190,000	$66,161	$92,101	4.25%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
Total	$231,607	$176,268	$184,232	5.28%	$301,607	$177,768	$203,708	5.64%

(1)

As of September 30, 2020, excludes deferred financing costs of $806 for the 2022 Notes and $1,330 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1,081 for the 2022 Notes and $1,661 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of September 30, 2020 and December 31, 2019.

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

The Revolving Facility, denominated in U.S. dollars, has an interest rate of LIBOR plus 2.75% (with a 0.5% LIBOR floor). The Revolving Facility, denominated in CAD, had an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR or CDOR rates on the loans outstanding on its Revolving Facility, which can have a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of September 30, 2020.

As of September 30, 2020, the Company had USD borrowings of $64,661 outstanding under the Revolving Facility with a quarter-end interest rate of 3.25%. There were no CAD borrowings outstanding on its Revolving Facility as of September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2020 and December 31, 2019, the Revolving Facility is deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $636 and $1,244 were incurred in connection with the Revolving Facility for the three months ended September 30, 2020 and 2019. Amortization of deferred financing costs of $115 and $137, respectively, were incurred with the Revolving Facility for the three months ended September 30, 2020 and 2019. Amortization of deferred financing costs of $910, which included one-time accelerated amortization of $549 in connection with two separate reductions in the revolver commitment size, and $768, which included one-time accelerated amortization of $352 in connection with a reduction in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, the Company had $1,009 of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, the Company had $1,619 of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

Recent legislation modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce the Company’s asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, the Company received lender consent to reduce its asset coverage ratio to 165%.

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

As of September 30, 2020, the carrying amount and fair value of the Notes was $111,607 and $110,182, respectively. As of December 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,887, respectively. The fair value the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the Notes, the Company incurred $4,771 of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the three months ended September 30, 2020 and 2019, the Company amortized approximately $203 and $203 of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, the Company amortized approximately $606 and $602, respectively, which is reflected in amortization of deferred financing costs of the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, the Company had $2,136 and $2,742 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2020 and 2019, the Company incurred interest expense on the Notes of $1,803 and $1,803, respectively. For the nine months ended September 30, 2020 and 2019, the Company incurred interest expense on the Notes of $5,408 and $5,408, respectively.

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

As of September 30, 2020 and December 31, 2019, the Company has the following unfunded commitments to portfolio companies:

	As of
	September 30, 2020	December 31, 2019
Unfunded delayed draw facilities
Apex Service Partners, LLC	$785	$—
BCDI Rodeo Dental Buyer, LLC	660	1,980
Certify, Inc.	—	105
Groundworks Operations, LLC	857	—
PDFTron Systems Inc.	602	1,089
Simplicity Financial Marketing Holdings, Inc.	49	984
	2,953	4,158
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Services, LLC	663	663
BCDI Rodeo Dental Buyer, LLC	—	808
Certify, Inc.	70	60
Communication Technology Intermediate	—	456
EBS Intermediate, LLC	833	1,667
Gener8, LLC	1,500	1,500
Groundworks Operations, LLC	99	—
HealthDrive Corporation (2)	1,758	2,111
Holland Intermediate Acquisition Corp. (1)	—	3,000
IRC Opco LLC	—	818
Lash Opco LLC	335	—
Loadmaster Derrick & Equipment, Inc. (2)	3,364	612
NCP Investor, Inc.	333	1,000
OEM Group, LLC (2)	—	3,750
PDFTron Systems Inc.	213	533
QuarterMaster Newco, LLC	365	—
Simplicity Financial Marketing Holdings Inc.	—	370
smarTours, LLC	755	755
SolutionReach, Inc.	233	933
SRS Acquiom Holdings, LLC	400	400
SynteractHCR Holdings Coroporation	1,543	—
Women's Health USA, Inc.	1,071	1,500
	13,638	21,039
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	184
	1,043	864

Total unfunded commitments	$17,634	$26,061

(1)	The Company had sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit. As of September 30, 2020, the majority of the issued standby letters of credit are set to expire in January 2021.

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

The following table summarizes the Company’s recent distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for its common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2020 and 2019.

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

Distributions in excess of the Company’s current and accumulated earnings and profits would generally be treated as a return of capital to the extent of a stockholder’s adjusted tax basis in its shares. If a stockholder’s tax basis is reduced to zero, the stockholder would generally treat any remaining distributions in excess of the Company’s current and accumulated earnings and profits as a capital gain. The determination of the tax attributes of our distributions will be made annually as of the end of the fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. Therefore, a determination made on a quarterly basis may not be representative of the actual tax attributes of our distributions for a full year. If the Company had determined the tax attributes of its 2020 distributions as of September 30, 2020, 100% would be from ordinary income, 0% would be from capital gains and 0% would be a return of capital. Each year, a statement on Form 1099-DIV identifying the source of the distribution will be mailed to the Company’s stockholders of record.

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

10. Financial Highlights

	For the nine months ended September 30,
	2020	2019
Per Share Data(1):
Net asset value, beginning of period	$7.64	$9.15
Net investment income, after taxes(2)	0.24	0.71
Net realized loss on investments(2)	(1.44)	(1.07)
Net change in unrealized appreciation (depreciation) on investments(2)	0.03	0.06
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	0.01
Net (decrease) increase in net assets resulting from operations	(1.16)	(0.29)
Accretive effect of repurchase of common stock	0.01	0.10
Dilutive effect of share issuance	(0.18)	—
Accretive effect of tender offer	0.34	—
Distributions to stockholders from net investment income (2)	(0.40)	(0.62)
Net asset value, end of period	$6.25	$8.34

Per share market value at end of period	$2.48	$6.80
Total return(3)(5)	-54.51%	22.75%
Shares outstanding at end of period	30,109	30,587
Ratio/Supplemental Data:
Net assets at end of period	$188,092	$255,072
Ratio of total expenses to average net assets (4)(6)(7)	10.35%	9.22%
Ratio of net investment income to average net assets (6)(8)	4.96%	10.70%
Portfolio turnover	14.63%	21.38%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the nine months ended September 30, 2020 and 2019, the ratio components included 1.32% and 2.08% of net base management fee, (0.28%) and 0.00% of incentive fee, 6.37% and 5.21% of borrowing costs, 2.71% and 1.92% of other operating expenses, and 0.05% and 0.01% of the impact of all taxes, respectively.

(5)	Not annualized.
(6)	Annualized, except for taxes and the related impact of incentive fees.
(7)	Ratio of total expenses before management fee waiver to average net assets is 10.96% and 9.47% for the nine months ended September 30, 2020 and 2019, respectively.
(8)	Ratio of net investment income before management fee waiver to average net assets is 4.35% and 10.45% for the nine months ended September 30, 2020 and 2019, respectively.

11. Stock Repurchase Program and Tender Offer

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

The Company has provided its stockholders with notice of its ability to repurchase shares of its common stock in accordance with 1940 Act requirements. The Company retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plans to retire all shares of common stock that it purchases in the future in connection with the program. The following table summarizes our share repurchases under the Company’s stock repurchase program for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Dollar amount repurchased (1)	$-	$5,571	$2,161	$11,590
Shares repurchased	-	831	341	1,730
Average price per share (including commission)	$-	$6.70	$6.33	$6.70
Weighted average discount to net asset value	0.00%	25.23%	16.99%	23.63%

(1)

Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the nine months ended September 30, 2019, the Company purchased 1,675 shares at an average cost of $6.70, inclusive of commissions. All shares repurchased during the quarter ended September 30, 2019 were under the 10b5-1 Plan adopted on March 14, 2019 and all shares repurchased during the nine months ended September 30, 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

Tender Offer

On June 23, 2020, the Company announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20,000 of its common stock. Pursuant to the Tender Offer, the Company purchased 5,189 shares of the Company’s common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19,459, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 15.92% of the Company’s issued and outstanding shares as of July 23, 2020. The Company retired all shares of common stock purchased in connection with the Tender Offer.

12. Subsequent Events

From October 1, 2020 through November 4, 2020, the Company made new investments totaling $12,177 and follow-on investments, including revolver and delayed draw fundings, totaling $942 with a combined weighted average yield of 8.3%.

On October 16, 2020, the Company entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement  to its Revolving Facility which, among other things, (i) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $140,000 each to a minimum of $130,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $120,000 to $100,000; (iv) permanently increased the interest rate by 25 basis points, and (v) extended the maturity date from December 15, 2021 to October 16, 2023, and the termination date from December 15, 2022 to October 16, 2024.

On October 30, 2020, the Company’s board of directors declared a dividend of $0.10 per share payable on December 31, 2020 to stockholders of record at the close of business on December 15, 2020.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2020
Control Investments
—62.04% of net asset value
Control Investments - Majority Owned
—53.00% of net asset value
First lien senior secured debt
—7.80% of net asset value
Southeast
—3.81% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	$8,964	$1,112	$(250)	$(6)	$(994)	$—	$7,171
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3% PIK) (3) due 12/31/2020	10,950	—	—	—	(728)	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (LIBOR + 12% PIK) (3) due 12/31/2020	2,579	—	—	—	—	—	—
Subtotal Southeast	$22,493	$1,112	$(250)	$(6)	$(1,722)	$—	$7,171

Southwest
—3.99% of net asset value
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	$7,500	$7,500	$—	$—	$—	$2	$7,500
Subtotal Southwest	$7,500	$7,500	$—	$—	$—	$2	$7,500

Subtotal first lien senior secured debt	$29,993	$8,612	$(250)	$(6)	$(1,722)	$2	$14,671

Second lien debt
—11.76% of net asset value
Southeast
—11.76% of net asset value
OEM Group, LLC - Second Lien Term Loan 10.0% PIK due 9/30/2026 (10)	$44,090	$22,203	$—	$—	$(77)	$—	$22,125
Subtotal Southeast	$44,090	$22,203	$—	$—	$(77)	$—	$22,125

Subtotal second lien debt	$44,090	$22,203	$—	$—	$(77)	$—	$22,125

Equity Investments
—0.00% of net asset value

Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc.(5)	2,956	$—	$—	$—	$—	$—	$—
Loadmaster Derrick & Equipment, Inc.(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (6)	10,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—33.44% of net asset value

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at September 30, 2020
Northeast
—33.44% of net asset value
First Eagle Logan JV, LLC (4) (7)		$—	$(4,852)	$—	$(15,647)	$5,468	$62,894
Subtotal investments in funds		$—	$(4,852)	$—	$(15,647)	$5,468	$62,894

Total Control Investments - Majority Owned		$30,815	$(5,102)	$(6)	$(17,446)	$5,470	$99,690

Control Investments - Less Than Majority Owned
—9.04% of net asset value
Equity Investments

West
—9.04% of net asset value
C&K Market, Inc. (6)	1,992,365	$—	$—	$—	$1,868	$1,258	$7,043
C&K Market, Inc. due 7/1/2024 (5)	1,992,365	—	—	—	—	1,258	9,962
Subtotal West		$—	$—	$—	$1,868	$2,516	$17,005

Subtotal equity investments		$—	$—	$—	$1,868	$2,516	$17,005

Total Control Investments - Less Than Majority Owned		$—	$—	$—	$1,868	$2,516	$17,005

Total Control Investments		$30,815	$(5,102)	$(6)	$(15,578)	$7,986	$116,695

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, LLC (4) (8)		$—	$—	$—	$—	$17	$1
First Eagle Greenway Fund, II LLC (4) (8)		—	—	—	(2)	172	1
Subtotal Northeast		$—	$—	$—	$(2)	$189	$2

Subtotal investments in funds		$—	$—	$—	$(2)	$189	$2

Total Affiliate Investments		$—	$—	$—	$(2)	$189	$2

Total Control and Affiliate Investments—— 62.04% of net asset value		$30,815	$(5,102)	$(6)	$(15,580)	$8,175	$116,697

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

(dollar amounts in thousands)

(unaudited)

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of September 30, 2020. Unless otherwise noted, all investments are valued using significant unobservable inputs.

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, Canadian Dollar offer rate, or CDOR, or Alternate Base Rate, or ABR, which are effective as of September 30, 2020. LIBOR loans are typically indexed to 30-day, 90-day or 180-day LIBOR, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of September 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.15%, 0.19%, 0..23%, and 0.26%, respectively.

(3)	Loan was on non-accrual as of September 30, 2020.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
(7)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in First Eagle Logan JV LLC, of Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

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

(10)	Restructured loan for which income is not being recognized as of September 30, 2020.
(11)	Includes reorganizations and restructuring of investments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

First Eagle Alternative Capital BDC, Inc. (formerly known as THL Credit, Inc.), or we, us, our or the Company, was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010. On January 31, 2020, First Eagle Alternative Credit, LLC, formerly known as THL Credit Advisors LLC, our investment advisor (the “Advisor”), and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC “FEAC” and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. Our investment objective is to generate both current income and capital appreciation, primarily through investments in privately negotiated investments in debt and equity securities of middle market companies.

As of September 30, 2020, we, together with our credit-focused affiliates, collectively had $20.6 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2020, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.3 billion in aggregate commitments into 135 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through September 30, 2020, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. The Company alone has received $1.5 billion of gross proceeds from the realization of its investments during this same time period. As of September 30, 2020, our managed funds, First Eagle Greenway Fund, LLC (formerly known as THL Credit Greenway Fund LLC), or Greenway, and First Eagle Greenway Fund II, LLC (formerly known as THL Greenway Fund II, LLC), or Greenway II, and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $208 million, or 111.2% of the committed capital, respectively.

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

COVID-19 Developments

There is an ongoing global outbreak of COVID-19, which has spread to over 100 countries, including the United States, and has spread to every state in the United States. The World Health Organization has designated COVID-19 as a pandemic, and numerous countries, including the United States, have declared national emergencies with respect to COVID-19. The global impact of the outbreak has been rapidly evolving, and as cases of COVID-19 have continued to be identified in additional countries, many countries have reacted by instituting quarantines and restrictions on travel, closing financial markets and/or restricting trading, and limiting operation of non-essential businesses. Such actions are creating disruption in global supply chains and adversely impacting many industries. The outbreak could have a continued adverse impact on economic and market conditions and trigger a period of global economic slowdown.

We have enhanced our portfolio monitoring practices to include a potential threat assessment of the impact of COVID-19 on our portfolio companies, and we are maintaining frequent contact with our borrowers, sponsors and co-lenders. We have continued to fund our existing debt commitments. We expect the impacts of COVID-19 are likely to continue to some extent as the outbreak persists, and potentially even longer as a resurgence across the globe is widely anticipated in winter. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our portfolio companies. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, and uncertainty with respect to the duration of a global economic slowdown. Depending on the duration and extent of the disruptions to the operations of our portfolio companies, we expect that some of our portfolio companies may curtail business operations, reduce employee workforces or defer capital expenditures if subjected to prolonged financial distress, which could impair their business on a permanent basis. These impairments could possibly lead to defaults on their financial obligations to us and other capital providers. These developments may result in further losses and/or restructurings that may lead to decreased investment income.

Our net asset value for the quarter ended March 31, 2020 was significantly reduced compared to our net asset value as of December 31, 2019, primarily as a result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of COVID-19 and associated uncertainties of its long-term impact, as well as the re-pricing of credit risk and increased volatility in the broadly syndicated credit market. During the third quarter of 2020, our net asset value increased as compared to March 31, 2020 resulting from a decrease in the aggregate unrealized depreciation of our investment portfolio. The decrease in unrealized depreciation during the three months ended September 30, 2020 is primarily attributable to reduced volatility and continued stabilization in the broadly syndicated market.

The financial results for the nine months ended September 30, 2020 do not reflect the full anticipated impact of COVID-19 on our operations as many of the preventative measures utilized in the U.S., including quarantines and travel restrictions, were generally instituted in the second half of March 2020 and are ongoing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of September 30, 2020, we had $343.4 million of portfolio investments (at fair value), which represents a $40.7 million, or 10.6% decrease from the $384.1 million (at fair value) as of December 31, 2019. Our portfolio consisted of 47 investments, including Greenway, and Greenway II, as of September 30, 2020, compared to 52 portfolio investments, including Greenway and Greenway II, as of December 31, 2019. As of September 30, 2020, we had $116.7 million of controlled portfolio investments (at fair value) in four portfolio companies, which represents a $25.2 million, or 17.8%, decrease from $141.9 million (at fair value) as of December 31, 2019 in four portfolio companies. The decrease in controlled portfolio companies was largely the result of a decrease in fair value of OEM Group, LLC and a market reduction of First Eagle Logan JV, LLC (formerly known as THL Credit Logan JV, LLC), or Logan JV. Our average controlling equity position at September 30, 2020 was approximately $40.1 million and $29.2 million at cost and fair value, respectively. Our investment in the Logan JV represented 18.3% and 21.7% of our portfolio investments at fair value as of September 30, 2020 and December 31, 2019, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent fair market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.2	$62.9	$97.1	$83.4
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	23.3	20.5	23.1	20.9
Average portfolio company investment	8.5	7.3	8.5	7.4
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	6.9	6.6	6.7	6.2
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	79.8	63.6	91.1	66.4

At September 30, 2020 and at December 31, 2019, based upon fair value, 100.0% of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	September 30, 2020	December 31, 2019
First lien senior secured debt (1)(5)	7.0%	8.0%
Second lien debt (5)	4.2%	12.8%
Income-producing equity securities (2)	0.0%	0.0%
Debt and income-producing investments (1)(3)(5)	6.6%	8.2%
Logan JV (4)	8.2%	10.5%
All investments including Logan JV (1)(4)(5)	7.0%	8.7%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2020.
(2)	Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule.
(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of September 30, 2020 and December 31, 2019, the dividends declared and earned of $7.8 million and $9.8 million for the twelve months ended September 30, 2020 and December 31, 2019, respectively, represented a yield to us of 8.2% and 10.5%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(5)

Excluding restructured loans for which income is not being recognized as of September 30, 2020, the weighted average yield would be 7.2% on first lien senior secured debt, 11.8% on second lien debt, 7.4% on debt and income-producing investments and 7.6% on all investments including Logan JV.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2020, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of September 30, 2020. There can be no assurance that the weighted average yield will remain at its current level. As of September 30, 2020 and December 31, 2019, 1.3% and 1.7%, respectively, of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2020 and beyond. No assurance can be given that we will be successful in achieving this target.

As of September 30, 2020 and December 31, 2019, portfolio investments, in which we have debt investments, had a median adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, of approximately $18.2 million and $16.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of September 30, 2020 and December 31, 2019, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.8 times and 4.6 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percentage of our portfolio investments in unsponsored investments to decrease significantly over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward, we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of September 30, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One is performing at or above our expectations and has an Investment Score of 1. The other unsponsored investment has an Investment Score of 5. As of December 31, 2019, our portfolio of unsponsored debt investments included four investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. Three were performing at or above our expectations and have an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of September 30, 2020, we have closed portfolio investments with 75 different sponsors since inception. As of December 31, 2019, we had closed portfolio investments with 71 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of September 30, 2020			As of December 31, 2019
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$255.2	$231.8	82.6%	$272.9	$241.4	80.3%
Unsponsored Investments (1)	52.8	48.7	17.4%	72.3	59.3	19.7%
Total	$308.0	$280.5	100.0%	$345.2	$300.7	100.0%

(1)	Excludes Greenway, Greenway II, and the Logan JV.

The following table summarizes the amortized cost and fair value of investments as of September 30, 2020 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$240.1	60.1%	$222.5	64.8%
Investment in Logan JV	92.2	23.0%	62.9	18.3%
Second lien debt	34.2	8.5%	33.8	9.9%
Equity investments	30.4	7.6%	21.4	6.2%
Investments in funds	3.4	0.8%	2.8	0.8%
Total investments	$400.3	100.0%	$343.4	100.0%

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

The following is a summary of the industry classification in which we invest as of September 30, 2020 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$92.3	$62.9	18.32%	33.45%
Consumer products and services	72.2	61.5	17.90%	32.67%
Healthcare	58.3	57.0	16.59%	30.29%
Business services	41.5	41.3	12.02%	21.94%
Financial services	32.0	30.6	8.91%	16.27%
Industrials and manufacturing	38.6	29.6	8.63%	15.75%
IT services	26.7	26.8	7.81%	14.26%
Retail & grocery	16.2	19.9	5.81%	10.60%
Energy / utilities	21.5	11.7	3.41%	6.22%
Transportation	1.0	2.1	0.60%	1.10%
Total Investments	$400.3	$343.4	100.00%	182.55%

The following is a summary of the industry classification in which we invest as of December 31, 2019 (in millions).

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97.1	$83.3	21.71%	36.34%
Consumer products and services	61.8	55.0	14.32%	23.98%
Healthcare	54.3	54.2	14.10%	23.60%
Business services	44.5	44.9	11.70%	19.58%
Industrials and manufacturing	52.7	35.1	9.14%	15.31%
IT services	35.5	33.9	8.82%	14.77%
Financial services	23.7	24.2	6.29%	10.52%
Energy / utilities	47.5	23.8	6.19%	10.36%
Retail & grocery	15.7	17.7	4.61%	7.72%
Media, entertainment and leisure	8.4	8.5	2.21%	3.71%
Transportation	1.0	3.5	0.91%	1.52%
Total Investments	$442.2	$384.1	100.00%	167.41%

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the three and nine months ended September 30, 2020 and 2019 (in millions).

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
New portfolio investments	$10.9	$11.5	$28.5	$57.2
Existing portfolio investments:
Follow-on investments (1)	0.3	3.8	0.6	31.5
Delayed draw and revolver investments (1)	0.5	3.9	21.2	10.9
Total existing portfolio investments	0.8	7.7	21.8	42.4
Total portfolio investment activity	$11.7	$19.2	$50.3	$99.6
Number of new portfolio investments	4	2	7	12
Number of follow-on investments	4	9	16	13
First lien senior secured debt	$11.7	$19.2	$50.3	$95.4
Investment in Logan JV	—	—	—	4.0
Equity investments	—	—	—	0.2
Total portfolio investments	$11.7	$19.2	$50.3	$99.6
Weighted average yield of new debt investments	8.8%	8.5%	6.8%	7.8%
Weighted average yield, including all new income-producing investments	8.8%	8.5%	6.8%	8.4%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail.

For the three and nine months ended September 30, 2020, we had prepayments and sales of our investments, including any prepayment premiums, totaling $12.0 million and $54.5 million, respectively. For the three and nine months ended September 30, 2019, we had prepayments and sales of our investments, including any prepayment premiums, totaling $67.5 million and $152.3 million, respectively. Please refer to “Results of Operations- Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the nine months ended September 30, 2020

•	Proceeds of $23.3 million from the sale of eight senior secured broadly syndicated investments made in December 2019 resulting in a $0.1 million net realized gain;
•	Repayment of a first lien senior secured term loan in It’s Just Lunch International LLC at par, which resulted in proceeds of $5.5 million;
•

Repayment of a first lien senior secured term loan on Holland Intermediate Acquisition Corp. with proceeds received of $2.6 million and additional receivable accrual of $1.3 million. A realized loss of $17.4 million was recorded which was offset by a corresponding reversal of unrealized depreciation; and

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

•	Sale of a first lien senior secured term loan in Home Partners of America, Inc. with proceeds received of $7.7 million;
•	Repayment of a first lien senior secured term loan in Fairstone Financial Inc., which resulted in proceeds received of $15.4 million and an additional $0.2 million prepayment premium;
•

Repayment of the first lien senior secured term loans in LAI International, Inc., which resulted in proceeds received of $16.8 million and an additional $4.4 million in expected proceeds reflected as a receivable; and

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through September 30, 2020, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $1.9 billion). 79.0% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

Logan JV

On December 3, 2014, we entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create First Eagle Logan JV, LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of us and Perspecta.

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

As of September 30, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of September 30, 2020
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110.0	$92.6	$8.0	$9.4
Perspecta Trident LLC	27.5	23.2	2.0	2.3
Total Investments	$137.5	$115.8	$10.0	$11.7

	As of December 31, 2019
Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$200.0	$97.4	$3.2	$99.4
Perspecta Trident LLC	50.0	24.4	0.8	$24.8
Total Investments	$250.0	$121.8	$4.0	$124.2

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of September 30, 2020 and December 31, 2019, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of September 30, 2020 and December 31, 2019, Logan JV had $160.6 million and $236.1 million of outstanding borrowings under the credit facility, respectively. At September 30, 2020, the effective interest rate on the Logan JV Credit Facility was 2.50% per annum.

As of September 30, 2020 and December 31, 2019, Logan JV had total investments at fair value of $232.7 million and $332.2 million, respectively. As of September 30, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 101 and 131 different borrowers, respectively. As of September 30, 2020, there is one loan on non-accrual status with an amortized cost basis and fair value of $2.3 million $1.0 million, respectively. As of December 31, 2019, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $5.3 million and $2.2 million, respectively. As of September 30, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $2.7 million and $3.9 million, respectively. The portfolio companies in Logan JV’s portfolio are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of September 30, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of September 30, 2020	As of December 31, 2019
First lien secured debt, at par	$243,906	$338,439
Second lien debt, at par	10,993	8,529
Total debt investments, at par	$254,899	$346,968
Weighted average yield on first lien secured loans (1)	5.7%	6.6%
Weighted average yield on second lien loans (1)	8.5%	9.7%
Weighted average yield on all loans (1)	5.8%	6.7%
Number of borrowers in Logan JV	101	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,749	$24,906

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of September 30, 2020 and December 31, 2019, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the three and nine months ended September 30, 2020, our share of distributions declared related to our Logan JV LLC equity interest was $1.6 million and $5.5 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statement of Operations and reduction of cost basis on the Consolidated Statement of Assets and Liabilities. For the three and nine months ended September 30, 2019, our share of distributions declared related to our Logan JV LLC equity interest was $2.4 million and $7.6 million, respectively, which amounts are included in dividend income and realized gains from controlled investments in the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, $1.7 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of September 30, 2020, the distributions declared and earned of $7.8 million for the twelve months ended September 30, 2020, represented a dividend yield to the Company of 8.2% based upon average capital invested. As of December 31, 2019, distributions declared and earned of $9.8 million for the twelve months ended December 31, 2019, represented a dividend yield to the Company of 10.5% based upon average capital invested. As of September 30, 2020 and December 31, 2019, $0.1 million and $0.3 million, respectively, of return of capital associated with distributions declared was included in Prepaid expenses and other assets on our Consolidated Statements of Assets and Liabilities. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	4.75% (LIBOR +4%)	11/22/2019	11/26/2026	1,493	$1,479	$1,284

Total Australia						$1,479	$1,284

Canada
Avison Young Canada Inc.	Services: Business	5.31% (LIBOR +5%)	03/07/2019	01/31/2026	3,934	$3,872	$3,732
PNI Canada Acquireco Corp	High Tech Industries	4.66% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,587

Total Canada						$5,519	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	968	$961	$888
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,925	2,916	2,070
Total Germany						$3,877	$2,958

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,425	$1,399	$1,385
Travelport Finance	Services: Consumer	6.07% (LIBOR +5%)	03/18/2019	05/30/2026	1,752	1,723	1,327
Travelport Finance	Services: Consumer	9% (LIBOR +8%)	09/22/2020	02/28/2025	2,711	2,494	2,613
Total Luxembourg						$5,616	$5,325

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.06% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,859	$4,244
EG Group	Retail	5.07% (LIBOR +4%)	03/23/2018	02/07/2025	2,795	2,786	2,748

Total United Kingdom						$7,645	$6,992

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,400	$2,376	$2,376
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,880	3,869	3,550
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,974	4,800
Achilles Acquisition LLC	Banking, Finance, Insurance & Real Estate	4.19% (LIBOR +4%)	10/04/2018	10/03/2025	3,940	3,933	3,881
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	494	503	496
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,920	1,912	1,623
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.16% (LIBOR +5%)	07/31/2019	07/31/2026	3,190	3,173	3,098
AG Parent Holdings LLC	High Tech Industries	5.16% (LIBOR +5%)	07/30/2019	07/31/2026	2,647	2,625	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,297	1,296	1,272
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,920	3,906	3,234
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,913	1,892	1,779
Allen Media LLC	Media: Broadcasting & Subscription	5.81% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,985	2,971	2,902
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,365	2,357	1,522

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AMCP Clean Acquisition Co LLC	Wholesale	5.32% (LIBOR +4.25%)	07/10/2018	06/15/2025	572	570	368
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	620	618	465
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,863	1,853	1,397
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,419	2,416	2,165
APC Aftermarket	Automotive	11% (LIBOR +10%)	07/24/2020	07/24/2025	65	65	74
APFS Staffing Holdings Inc	Services: Consumer	4.89% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,975	1,943	1,940
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,959	1,959	1,959
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	873	858	873
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,800	3,748	3,490
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,903	2,887	2,711
California Cryobank LLC	Healthcare & Pharmaceuticals	4.31% (LIBOR +4%)	08/03/2018	08/06/2025	3,144	3,133	3,089
Cambium Learning Inc.	Services: Consumer	4.81% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,965	1,891	1,945
Canister International Group Inc	Forest Products & Paper	4.91% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,990	1,972	1,990
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	284	282	268
CC Amulet Intermediate, LLC (3)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,252	552	484
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,384	3,363	3,198
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,746	4,736	4,651
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,809	1,804	1,816
CT Technologies Intermediate Holdings, Inc	Healthcare & Pharmaceuticals	5.25% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,886	1,887	1,821
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,937	4,918	4,641
Drilling Info Inc.	High Tech Industries	4.41% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,409	4,394	4,035
DXP Enterprises, Inc.	Wholesale	5.75% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,305	1,299	1,282
E2open, LLC	Transportation: Cargo	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,950	4,912	4,702
Eliassen Group, LLC	Services: Business	4.41% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,626	4,610	4,534
Empower Payments Acquisition	Services: Business	4.56% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,930	3,923	3,851
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	3.41% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,350	2,339	2,327
Gold Standard Baking, Inc. (11)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,603	2,271	1,015
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.75% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,561	4,550	4,493
Granite Holdings US Acquisition Co	Capital Equipment	6.32% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,904	2,829	2,759
Great Dane Merger Sub Inc	High Tech Industries	3.66% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,933	2,923	2,878
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,934	1,916	1,858
High Street Insurance Partners, Inc. (4) (9)	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +6.25%)	08/07/2020	12/03/2025	1,000	(24)	(25)
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.25% (LIBOR +6.25%)	08/07/2020	12/03/2025	2,992	2,920	2,918
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,610	1,599	1,546
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,764	1,492
Institutional Shareholder Services, Inc.	Services: Business	5.57% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,970	1,955	1,911
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	944	941	776
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,766	1,754	938
LifeScan Global Corp	Healthcare & Pharmaceuticals	7.18% (LIBOR +6%)	06/19/2018	10/01/2024	1,974	1,935	1,874
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	462	461	439
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	5.32% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,791	1,785	1,701
MAG DS Corp. (8)	Aerospace & Defense	5.73% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,250	1,188	1,195
Merrill Communications LLC	Media: Advertising, Printing & Publishing	6.2% (LIBOR +5%)	09/26/2019	09/25/2026	1,985	1,968	1,954
Miller's Ale House Inc	Hotel, Gaming & Leisure	5.97% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,346	2,338	1,724
MRI SOFTWARE LLC (5)(9)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	58	-	(1)

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
MRI SOFTWARE LLC	Construction & Building	6.57% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,435	1,429	1,400
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	308	306
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,945	1,886	1,852
NextCare, Inc. (6) (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(4)	(30)
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,788	3,765	3,608
Northern Star Holdings Inc.	Utilities: Electric	5.82% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,144	4,131	3,957
Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,907	2,779
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5.24% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,137
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.07% (LIBOR +4%)	10/06/2017	10/12/2024	1,940	1,934	1,841
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	556	552	545
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	821	815	804
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,902	1,889	1,864
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.31% (LIBOR +5%)	10/16/2018	08/09/2023	3,868	3,845	3,288
Output Services Group Inc	Services: Business	4.69% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,389	4,376	3,263
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	993	988	928
Patriot Rail Co LLC	Transportation: Cargo	5.56% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,483	3,422	3,496
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.07% (LIBOR +5%)	10/04/2018	09/28/2025	2,940	2,919	2,381
PLH Group Inc	Energy: Oil & Gas	6.24% (LIBOR +6%)	08/01/2018	07/25/2023	3,713	3,660	3,211
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,980	1,964	1,888
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.81% (LIBOR +3.5%)	08/14/2018	07/10/2025	882	879	853
Project Leopard Holdings Inc	High Tech Industries	5.5% (LIBOR +4.5%)	10/06/2017	07/07/2023	1,698	1,695	1,675
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.98% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,945	1,934	1,843
Pure Fishing Inc	Consumer goods: Non-Durable	4.66% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,182	1,146	1,074
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	996	983	926
Red Ventures LLC	Media: Advertising, Printing & Publishing	2.66% (LIBOR +2.5%)	10/18/2017	11/08/2024	2,003	1,991	1,929
Sentry Data Systems, Inc. (8)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	312	312
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,164	1,162	1,107
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	993	927	983
Starfish- V Merger Sub Inc	High Tech Industries	6.51% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,213	1,206	1,197
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,228	2,156	2,158
Titan Sub LLC	Aerospace & Defense	5.16% (LIBOR +5%)	09/19/2019	09/21/2026	2,233	2,214	2,233
Tupelo Buyer Inc	Transportation: Cargo	4.82% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,166	2,156	2,136
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	12/12/2019	11/27/2023	2,357	2,338	2,298
Upstream Newco Inc	Healthcare & Pharmaceuticals	4.66% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,919	2,906	2,754
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	204	186
W3 Topco LLC	Energy: Oil & Gas	8.25% (LIBOR +6%)	08/13/2019	08/16/2025	1,900	1,792	1,817
Women's Care Florida LLP	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,863	4,850	4,426
Yak Access LLC	Energy: Oil & Gas	5.31% (LIBOR +5%)	06/29/2018	07/11/2025	2,775	2,717	2,387
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,918	3,910	3,840
Zenith American Holding, Inc. (7)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	185

Total United States of America						$214,433	$200,498

Total Senior Secured First Lien Term Loans						$238,569	$222,376

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (10)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$993	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,989	1,930
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	491	458
Midwest Physician Administrative Services,LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	884
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	59	162
Park Place Technologies, LLC	High Tech Industries	9% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	665
Sentry Data Systems, Inc. (8)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,119	3,119
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,842	1,561
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	389
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	68

Total United States of America						$10,659	$10,211

Total Second Lien Term Loans						$10,659	$10,211

Equity Investments
United States of America
APC Aftermarket	Automotive		07/24/2020		1	$28	$-
APC Aftermarket	Automotive		07/24/2020		9	121	119
New Constellis Borrower LLC	Aerospace & Defense		03/27/2020		20	204	40
Total United States of America						$353	$159

Total Equity Investments						$353	$159

Total Investments						$249,581	$232,746

Cash equivalents
Dreyfus Government Cash Management Fund						11,555	11,555
Other cash accounts						803	803
Total Cash equivalents						$12,358	$12,358
(1)

Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors. As of September 30, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.15%, 0.19%, 0.23% and 0.26%, respectively.

(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,252,462, of which $700,000 was unfunded as of September 30, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)	Represents a delayed draw commitment of $1,000,000, which was unfunded as of September 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(5)	Represents a delayed draw commitment of $57,788, which was unfunded as of September 30, 2020. Issuer pays 0.50% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

Logan JV Loan Portfolio as of September 30, 2020

(dollar amounts in thousands)

(6)	Represents a delayed draw commitment of $630,036, which was unfunded as of September 30, 2020. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(7)

Represents a delayed draw commitment of $495,095, of which $300,391 was unfunded as of September 30, 2020. Unfunded amounts of a delayed draw position have a rate than the contractual fully funded rate. Issuer pays 1.00% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Unsettled trade that interest will start to accrue on when the trade settles. 90-day LIBOR as of September 30, 2020 is shown to reflect possible projected interest rate.
(9)	Unfunded amount will start to accrue interest when the position is funded. 90-day LIBOR as of September 30, 2020 or LIBOR floor is shown to reflect possible projected interest rate.
(10)	All investments are pledged as collateral for loans payable unless otherwise noted.
(11)	Loan was on non-accrual as of September 30, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450
APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799
Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622
Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Total Equity Investments						$576	$-

Total Investments						$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund						10,596	10,596
Other cash accounts						964	964
Total Cash equivalents						$11,560	$11,560

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

Below is certain summarized financial information for Logan JV as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019:

Selected Balance Sheet Information

	As of September 30, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $249,581 and $340,083, respectively)	$232,746	$332,182
Cash	12,358	11,560
Other assets	1,423	4,234
Total assets	$246,527	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$159,727	$234,621
Payable for investments purchased	4,618	2,888
Distribution payable	2,210	3,650
Other liabilities	1,354	2,576
Total liabilities	$167,909	$243,735
Members' capital	$78,618	$104,241
Total liabilities and members' capital	$246,527	$347,976

Selected Statement of Operations Information

	For the three months ended September 30, 2020	For the three months ended September 30, 2019	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$3,784	$6,311	$13,983	$19,231
Fee income	16	50	113	104
Total revenues	3,800	6,361	14,096	19,335
Credit facility expenses (1)	1,421	2,883	$6,620	$9,682
Other fees and expenses	298	296	290	331
Total expenses	1,719	3,179	6,910	10,013
Net investment income	2,081	3,182	7,186	9,322
Net realized (loss) gain	(660)	5	(10,976)	(4,040)
Net change in unrealized (depreciation) appreciation on investments	7,069	(3,012)	(8,933)	(1,950)
Net increase in members' capital from operations	$8,490	$175	$(12,723)	$3,332

(1)

As of September 30, 2020, Logan JV had $160,641 of outstanding debt under its credit facility with an effective interest rate of 2.50% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under its credit facility with an effective interest rate of 4.25% per annum.

Asset Quality

We employ the use of board observation and information rights, regular dialogue with company management and sponsors, and detailed internally generated monitoring reports to actively monitor performance. Additionally, First Eagle has developed a monitoring template that promotes compliance with these standards and that is used as a tool to assess investment performance relative to plan.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.28 and 2.17 at September 30, 2020 and December 31, 2019, respectively. The following is a distribution of the investment scores of our portfolio companies at September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020				December 31, 2019
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$21.1	5.3%	$25.0	7.3%	$48.5	11.0%	$50.8	13.2%
2(b)	301.1	75.2%	266.6	77.6%	250.8	56.7%	239.8	62.5%
3(c)	3.5	0.9%	3.2	0.9%	103.9	23.5%	78.4	20.4%
4(d)	12.4	3.1%	9.2	2.7%	—	0.0%	—	0.0%
5(e)	62.2	15.5%	39.4	11.5%	39.0	8.8%	15.1	3.9%
Total	$400.3	100.0%	$343.4	100.0%	$442.2	100.0%	$384.1	100.0%

(a)

As of September 30, 2020 and December 31, 2019, Investment Score “1”, based upon fair value, included $0.0 million and $5.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of September 30, 2020 and December 31, 2019, Investment Score “2”, based upon fair value, included $42.3 million and $17.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of September 30, 2020 and December 31, 2019, Investment Score “3”, based upon fair value, included $0.0 million and $74.1 million, respectively, of loans to companies in which we also hold equity securities.

(d)	As of September 30, 2020 and December 31, 2019, Investment Score “4”, based upon fair value, included $9.2 million and $0.0 million to companies in which we also hold equity securities.
(e)

As of September 30, 2020 and December 31, 2019, Investment Score “5”, based upon fair value, included $9.7 million and $8.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2020, we had loans on non-accrual status with an amortized cost basis of $20.4 million and fair value of $9.7 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2020 and December 31, 2019. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations.

In certain instances, we may enter into an agreement to restructure a loan, where we determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, we do not recognize interest income on these balances. As of September 30, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $26.7 million, which meet the above criteria. As of December 31, 2019, we had no loans meeting this criteria. For additional information, please refer to the Consolidated Schedules of Investments as of September 30, 2020 and December 31, 2019.

Results of Operations

Comparison of the three and nine months ended September 30, 2020 and 2019

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

The following shows the breakdown of investment income for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Interest income on debt securities
Cash interest	$4.1	$7.7	$12.6	$24.5
PIK interest	0.3	0.5	0.8	1.9
Prepayment premiums	—	0.2	—	0.4
Net accretion of discounts and other fees	0.2	0.3	0.5	0.9
Total interest on debt securities	4.6	8.7	13.9	27.7
Dividend income (1)	2.6	3.6	7.9	11.1
Interest income on other income-producing securities	—	0.1	—	0.4
Fees related to non-controlled, affiliated investments	—	0.1	0.2	0.5
Other income (2)	0.1	0.3	0.3	2.6
Total investment income	$7.3	$12.8	$22.3	$42.3

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)

For three months ended September 30, 2020 and 2019, we did not recognize any non-recurring fees from portfolio companies. For the nine months ended September 30, 2020 and 2019, we recognized $0.0 million and $1.5 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income between the three and nine month periods was primarily due to the contraction in overall investment portfolio since September 30, 2019, the decline in LIBOR, and the additional loans put on non-accrual status during the three and nine months ended September 30, 2020. Additionally, dividend income decreased due to the sale of Copperweld Bimetallics LLC in 2019.

The following shows a rollforward of PIK income activity for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Accumulated PIK balance, beginning of period	$2.8	$4.7	$3.6	$3.9
PIK income capitalized/receivable	0.3	0.6	0.8	2.0
PIK reduction due to sale	—	(0.1)	—	(0.2)
PIK received in cash from repayments	—	—	—	(0.5)
PIK reduced through restructurings/sales	(2.2)	—	(3.5)	—
Accumulated PIK balance, end of period	$0.9	$5.2	$0.9	$5.2

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the three and nine months ended September 30, 2020 and 2019.

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

The following shows the breakdown of expenses for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Expenses
Interest and fees on Borrowings (a)	$2.8	$3.4	$9.2	$11.0
Base management fees	0.9	1.2	2.8	4.9
Incentive fees	—	—	(0.4)	—
Other expenses	1.1	0.8	3.0	2.9
Administrator expenses	0.3	0.4	0.9	1.2
Total expenses	5.1	5.8	15.5	20.0
Management fee waiver	(0.9)	—	(0.9)	(0.5)
Total expenses, net of management fee waiver	4.2	5.8	14.6	19.5
Income tax provision, excise and other taxes (b)	—	0.1	0.1	0.4
Total expenses after taxes	$4.2	$5.9	$14.7	$19.9

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like portfolio company investments organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in operating expenses between the three month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, a decrease in LIBOR and lower unused fees resulting from a reduction in commitments, offset slightly by a small increase to our spread on the revolver. Refer to Note 7, Borrowings, of the Consolidated Financial Statements for further detail. Additionally, we waived the base management fees during the three months ended September 30, 2020, which contributed to the reduction in total expenses (net of fee waivers) compared to the prior three month period.

The decrease in operating expenses between the nine month periods was due primarily to lower interest and fees on our Credit Facility due to a reduction in borrowings outstanding, a decrease in LIBOR and lower unused fees resulting from a reduction in commitments, offset slightly by a small increase to our spread on the revolver. Refer to Note 7, Borrowings, of the Consolidated Financial Statements for further detail. We also incurred lower base management fees as a result of portfolio contraction and a reduction in the annual base management fee rate from 1.5% to 1.0%. Additionally, we reversed $0.4 million of incentive fees during the nine months ended September 30, 2020 as an adjustment to previously deferred incentive fees, which further contributed to the decrease in total expenses during the nine month period.

We expect certain of our operating expenses, including administrator expenses, professional fees and other general and administrative expenses to decline as a percentage of our total assets during periods of growth and increase as a percentage of our total assets during periods of asset declines.

Net Investment Income

Net investment income was $3.2 million, or $0.10 per common share based on a weighted average of 31,237,433 common shares outstanding for the for the three months ended September 30, 2020, as compared to $6.9 million, or $0.22 per common share based on a weighted average of 30,991,585 common shares outstanding for the three months ended September 30, 2019.

Net investment income was $7.6 million, or $0.24 per common share based on a weighted average of 31,785,104 common shares outstanding for the nine months ended September 30, 2020 as compared to $22.4 million, or $0.71 per common share based on a weighted average of 31,678,632 common shares outstanding for the nine months ended September 30, 2019.

The decrease in net investment income between the three and nine month periods is primarily attributable to lower dividend income and a decrease in interest on debt and other income-producing investments due to portfolio contraction and additional loans placed on non-accrual status offset by lower base management fees (net of waivers), incentive fees during the nine month periods, and interest and fees on our Credit Facility.

Net Realized Gains and Losses on Investments, net of income tax provision

We measure realized gains or losses by the difference between the net proceeds from the repayment or sale and the amortized cost basis of the investment, using the specific identification method, without regard to unrealized appreciation or depreciation previously recognized.

The following shows the breakdown of net realized gains and losses for the three and nine months ended September 30, 2020 and 2019  (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Aerogroup International Inc. (1)	$—	$—	$0.1	$(2.2)
Alex Toys, LLC (2)	—	—	—	(1.4)
Allied Wireline Services, LLC (3)	—	—	(5.3)	—
Charming Charlie LLC (4)	—	(24.6)	(2.5)	(24.6)
Copperweld Bimetallics, LLC (5)	0.1	16.7	(0.1)	16.7
Fairstone Financial Inc.	—	0.2	—	0.2
Holland Intermediate Acquisition Corp. (6)	(0.1)	—	(17.4)	—
LAI International, Inc. (7)	—	—	—	(22.7)
New Host Holdings, LLC (8)	—	—	(2.0)	—
OEM Group, LLC (9)	(17.5)	—	(17.5)	—
Tri Starr Management Services, Inc. (10)	—	—	—	0.4
Virtus Pharmaceuticals, LLC (11)	—	—	(0.9)	—
Other	—	—	(0.1)	(0.1)
Net realized losses	$(17.5)	$(7.7)	$(45.7)	$(33.7)

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

(5)

On September 28, 2019, we were repaid on our second lien term loan in connection with the sale of our controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $2.1 million in escrow proceeds that were reflected as escrow and other receivables. Subsequently, we collected $0.9 million in escrow proceeds in cash through September 2020 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(6)

During Q2 2020, we received proceeds of $2.6 million from the partial repayment of our first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1.3 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2020, resulting in a realized loss of $17.3 million. This realized loss was largely offset by a corresponding reversal of unrealized depreciation.

(7)

In April 2020, New Host Holdings, LLC was dissolved and we wrote off our common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(8)

In May 2019, we received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation. An additional $1.3 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2020.

(9)

On September 30, 2020, we restructured our first lien senior secured term loan and revolvers in OEM Group, LLC into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par. We are not recognizing interest income on the restructured second lien term loan as of September 30, 2020.  This transaction resulted in a $17.5 million realized loss, which was fully offset by a reversal of unrealized depreciation.

(10)

On February 5, 2019, we received an additional $0.4 million in cash proceeds related to the final purchase price true-up in connection with the sale of our investment in Tri-Starr Management Services, Inc. in October 2018.

(11)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Gross unrealized appreciation on investments	$14.0	$1.7	$2.8	$4.8
Gross unrealized depreciation on investments	(2.1)	(9.6)	(28.6)	(17.5)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	17.5	8.9	27.0	15.1
Total	$29.4	$1.0	$1.2	$2.4

During the nine months ended September 30, 2020, our largest reductions in value for the investments still held as of the reporting date were related to smarTours, LLC and a market reduction of Logan JV, an investment where we hold a controlling interest. This was offset by a $27.0 million reversal of prior period unrealized depreciation into realized losses primarily related to our realization of Holland Intermediate Acquisition Corp. and our restructuring of OEM Group, LLC (see “Net Realized Gains and Losses on Investments” above). Many of our portfolio companies operate in industries that are materially impacted by COVID-19, including but not limited to healthcare, travel, entertainment and hospitality. Many of these companies are facing operational and financial hardships resulting from the spread of COVID-19 and related governmental measures, such as the closure of stores, restrictions on travel, quarantines or stay-at-home orders. Many of our portfolio companies are facing increased credit and liquidity risk due to volatility in financial markets, reduced revenue streams, and limited or higher cost of access to preferred sources of funding. The disruptions caused by COVID-19 and the restrictions put in place have contributed to the value of our portfolio as of September 30, 2020. If the disruptions caused by COVID-19 continue and the restrictions put in place are not lifted, the businesses of these portfolio companies could suffer materially or become insolvent, which would further decrease the value of our investments. During the three months ended September 30, 2020, our largest increase in value was related to our investment in the Logan JV resulting from reduced volatility and stabilization in the broadly syndicated market during the third quarter of 2020.

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

Benefit for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with us for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the three months ended September 30, 2020 and 2019, we recognized a benefit for tax on unrealized gains on investments of $0.2 million and $0.1 million for consolidated subsidiaries, respectively. For the nine months ended September 30, 2020 and 2019, we recognized a benefit for tax on unrealized gains on investments of $0.2 million and $0.3 million for consolidated subsidiaries, respectively. As of September 30, 2020 and December 31, 2019, $1.5 million and $1.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in benefit for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase in net assets resulting from operations totaled $15.2 million, or $0.49 per common share based on a weighted average of 31,237,433 common shares for the three months ended September 30, 2020, as compared to $0.3 million, or $0.01 per common share based on a weighted average of 30,991,585 common shares for the three months ended September 30, 2019, respectively.

Net decrease in net assets resulting from operations totaled $(36.8) million, or $(1.16) per common share based on a weighted average of 31,785,104 common shares for the nine months ended September 30, 2020, as compared to $(9.2) million, or $(0.29) per common share based on a weighted average of 31,678,632 common shares for the nine months ended September 30, 2019, respectively.

The changes in net assets from operations between the three and nine month periods is due primarily to lower dividend income, lower interest income as a result of portfolio contraction and additional loans placed on non-accrual status, and the increase of the realized and unrealized losses in the portfolio (as described above) and the related tax impact.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business” of our Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 7, 2020.

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

We borrowed $15.5 million under our Revolving Facility for the nine months ended September 30, 2020 and repaid $17.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $78.5 million under our Revolving Facility for the nine months ended September 30, 2019 and repaid $117.5 million (includes CAD $19.4 million converted to USD $14.8 million) on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $11.2 million and $78.3 million for the nine months ended September 30, 2020 and 2019, respectively, primarily in connection with the purchase and sales of portfolio investments. For the nine months ended September 30, 2020, our financing activities included net borrowings of $1.5 million on our Revolving Facility, $12.8 million for distributions to stockholders, $2.2 million to repurchase common stock, and $0.4 million for the payment of financing costs. Additionally, our financing activities provided $30.0 million from the issuance of common stock and used $19.8 million to purchase common stock in the tender offer during the nine months ended September 30, 2020. For the nine months ended September 30, 2019, our financing activities included net borrowings of $39.0 million on our Revolving Facility, used $19.9 million for distributions to stockholders, $11.6 million to repurchase common stock and $0.3 million for the payment of financing costs.

As of September 30, 2020 and December 31, 2019, we had cash of $10.5 million and $5.9 million, respectively. We had no cash equivalents as of September 30, 2020 and December 31, 2019.

We believe cash balances, our Revolving Facility capacity, and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to fulfill our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$120.0	$64.7	$72.6	3.25%	$190.0	$66.2	$92.1	4.25%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
Total	$231.6	$176.3	$184.2	5.28%	$301.6	$177.8	$203.7	5.64%

(1)

As of September 30, 2020, excludes deferred financing costs of $0.8 million for the 2022 Notes and $1.3 for the 2023 Notes, respectively, presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the nine months ended September 30, 2020.
(3)

As of December 31, 2019, excludes deferred financing costs of $1.1 million for the 2022 Notes and $1.7 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of September 30, 2020 and December 31, 2019.

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

The Revolving Facility, denominated in US dollars, has an interest rate of LIBOR plus 2.75% (with a 0.5% LIBOR floor). The Revolving Facility, denominated in CAD, has an interest rate of CDOR plus 2.5% (with no CDOR floor). The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR or CDOR rates on the loans outstanding on our Revolving Facility, which has a LIBOR or CDOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on our Revolving Facility had a one month LIBOR period as of September 30, 2020. We had no Canadian borrowings outstanding on our Revolving Facility as of September 30, 2020.

As of September 30, 2020, we had USD borrowings of $64.7 million outstanding under the Revolving Facility with a quarter-end interest rate of 3.25%.

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

As of September 30, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair value of our Revolving Facility is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of September 30, 2020 and December 31, 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $0.6 million and $1.2 million were incurred in connection with the Revolving Facility during the three months ended September 30, 2020 and 2019, respectively. Interest expense and related fees, excluding amortization of deferred financing costs, of $2.3 million and $4.3 million were incurred in connection with the Revolving Facility during the nine months ended September 30, 2020 and 2019, respectively.

Amortization of deferred financing costs of $0.1 million and $0.1 million, respectively, were incurred in connection with the Revolving Facility for the three months ended September 30, 2020 and 2019. Amortization of deferred financing costs of $0.9 million and $0.8 million, which included one-time accelerated amortization of $0.5 million and $0.4 million in connection with the reductions in the revolver commitment size, respectively, were incurred in connection with the Revolving Facility for the nine months ended September 30, 2020 and 2019. As of September 30, 2020, we, had $1.0 million of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, we, had $1.6 million of deferred financing costs related to the Revolving Facility, which is presented as an asset on the Consolidated Statements of Assets and Liabilities.

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

Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022 and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “FCRZ” (formerly “TCRZ”).

On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “FCRW” (formerly “TCRW”). On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million to cover overallotments. We refer to the 2022 Notes and 2023 Notes collectively as the Notes.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings (if certain requirements are met). These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of September 30, 2020, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of September 30, 2020, the carrying amount and fair value of our Notes was $111.6 million and $110.2 million, respectively. As of December 31, 2019, the carrying value and fair value of our Notes was $111.6 million and $114.9 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. Any of these deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the three months ended September 30, 2020 and 2019, we amortized approximately $0.2 million and $0.2 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. For the nine months ended September 30, 2020 and 2019, we amortized approximately $0.6 million and $0.6 million of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of September 30, 2020 and December 31, 2019, we had $2.1 million and $2.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the three months ended September 30, 2020 and 2019, we incurred interest expense on the Notes of approximately $1.8 million and $1.8 million, respectively. For the nine months ended September 30, 2020 and 2019, we incurred interest expense on the Notes of approximately $5.4 million and $5.4 million, respectively.

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

As of September 30, 2020 and December 31, 2019, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	September 30, 2020	December 31, 2019

Unfunded delayed draw facilities
Apex Service Partners, LLC	$0.8	$—
BCDI Rodeo Dental Buyer, LLC	0.7	2.0
Certify, Inc.	—	0.1
Groundworks Operations, LLC	0.9	—
PDFTron Systems Inc.	0.6	1.1
Simplicity Financial Marketing Holdings Inc.	—	1.0
	3.0	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Services, LLC	0.7	0.7
BCDI Rodeo Dental Buyer, LLC	—	0.8
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	—	0.4
EBS Intermediate LLC	0.8	1.7
Gener8, LLC	1.5	1.5
Groundworks Operations, LLC	0.1	—
HealthDrive Corporation(2)	1.8	2.1
Holland Intermediate Acquisition Corp. (1)	—	3.0
IRC Opco LLC	—	0.8
Lash Opco LLC	0.3	—
Loadmaster Derrick & Equipment, Inc. (2)	3.3	0.6
NCP Investor, Inc.	0.3	1.0
OEM Group, LLC (2)	—	3.8
PDFTron Systems Inc.	0.2	0.5
QuarterMaster Newco, LLC	0.4	—
Simplicity Financial Marketing Holdings Inc.	—	0.4
smarTours, LLC	0.8	0.9
SolutionReach, Inc.	0.2	0.7
SRS Acquiom Holdings, LLC	0.4	0.4
SynteractHCR Holdings Corporation	1.5	—
Women's Health USA, Inc.	1.1	1.5
	13.6	21.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.2
	1.0	0.9

Total unfunded commitments	$17.6	$26.1

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit. As of September 30, 2020, the majority of the issued standby letters of credit are set to expire in January 2021.

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

The following table summarizes our recent distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the three and nine months ended September 30, 2020 or the three and nine months ended September 30, 2019.

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

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax  when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of September 30, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 82.5%.

Stock Repurchase Program and Tender Offer

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

The following table summarizes our share repurchases under our stock repurchase program for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Dollar amount repurchased (1)	$-	$5.6	$2.2	$11.6
Shares repurchased	-	0.8	0.3	1.7
Average price per share (including commission)	$-	$6.70	$6.33	$6.70
Weighted average discount to net asset value	0.00%	25.23%	16.99%	23.63%

(1)

Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Under this plan (“10b5-1 Plan”), during the nine months ended September 30, 2019, we purchased 1.7 million shares at an average cost of $6.70, inclusive of commissions. All shares repurchased during the quarter ended September 30, 2019 were under the 10b5-1 Plan adopted on March 14, 2019 and all shares repurchased during the nine months ended September 30, 2020 were under the 10b5-1 Plan adopted on December 17, 2019.

Tender Offer

On June 23, 2020, we announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20,000 of our common stock. Pursuant to the Tender Offer, we purchased 5.2 million shares of our common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19.5 million, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 15.92% of our issued and outstanding shares as of July 23, 2020. We retired all shares of common stock purchased in connection with the Tender Offer.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions”, in the Notes to the Consolidated Financial Statements.

Critical accounting policies

For a description of our accounting policies, refer to “Part II—Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our 2019 Annual Report on Form 10-K. We consider our most significant accounting policies to be those related to its Valuation of Portfolio Investments, Revenue Recognition, Net Realized Gains or Losses and Net Change in Unrealized Appreciation or Depreciation and U.S. Federal Income Taxes, including excise tax. There have been no material changes to our critical accounting policies as described in our 2019 Annual report on Form 10-K.

Recent Developments

From October 1, 2020 through November 4, 2020, we made new investments totaling $12.2 million and follow-on investments, including revolver and delayed draw fundings, totaling $0.9 million with a combined weighted average yield of 8.3%.

On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement to our Revolving Facility which, among other things, (i) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%; (ii) permanently reduced the shareholder's equity and obligor's net worth test from a minimum of $140,000 each to a minimum of $130,000 each; (iii) permanently reduced the size of the lender's commitments under the Revolving Facility from $120,000 to $100,000; (iv) permanently increased the interest rate by 25 basis points, and (v) extended the maturity date from December 15, 2021 to October 16, 2023, and the termination date from December 15, 2022 to October 16, 2024.

On October 30, 2020, our board of directors declared a dividend of $0.10 per share payable on December 31, 2020 to stockholders of record at the close of business on December 15, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 89.6% of the debt investments in our portfolio are floating rate loans, based upon fair market value. In the future, we expect other debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of September 30, 2020 and December 31, 2019, the weighted average interest rate floor on our floating rate loans was 1.10% and 0.88%, respectively. Our Revolving Facility is also subject to floating interest rates.

Based on our September 30, 2020 Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of base rate changes in interest rates (considering interest rate floors for variable rate instruments), which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$6.9	$1.9	$5.0
Up 200 basis points	$4.6	$1.3	$3.3
Up 100 basis points	$2.3	$0.6	$1.7
Down 300 basis points	$—	$—	$—
Down 200 basis points	$—	$—	$—
Down 100 basis points	$—	$—	$—

(1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See “Note 4. - Related Party Transaction” footnote to our consolidated financial statements for the three and nine months ended September 30, 2020 and 2019 for more information on the incentive fee.

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

In addition to the risk factors below, you should carefully consider the risk factors described in Part I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 5, 2020, as supplemented by the risk factors described in Part II, Item 1A “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the Securities and Exchange Commission on May 7, 2020.

The interest rates of some of our floating-rate loans to our portfolio companies may be priced using a spread over LIBOR, which may be phased out in the future.

On July 27, 2017, the Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2021. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2021, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2021 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.  In addition, the cessation of LIBOR could:

•

Adversely impact the pricing, liquidity, value of, return on and trading for a broad array of financial products, including any LIBOR-linked securities, loans and derivatives that are included in our assets and liabilities;

•

Require extensive changes to documentation that governs or references LIBOR or LIBOR-based products, including, for example, pursuant to time-consuming renegotiations of existing documentation to modify the terms of outstanding investments;

•	Result in inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with one or more alternative reference rates;
•

Result in disputes, litigation or other actions with portfolio companies, or other counterparties, regarding the interpretation and enforceability of provisions in our LIBOR-based investments, such as fallback language or other related provisions, including, in the case of fallbacks to the alternative reference rates, any economic, legal, operational or other impact resulting from the fundamental differences between LIBOR and the various alternative reference rates;

•

Require the transition and/or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on one or more alternative reference rates, which may prove challenging given the limited history of the proposed alternative reference rates; and

•	Cause us to incur additional costs in relation to any of the above factors.

There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases in benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations, financial condition, and unit price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program, which, unless extended by our board of directors, will expire on December 16, 2020 and may be modified or terminated at any time for any reason without prior notice. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchased in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program. We have provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We will retire immediately all such shares of common stock that we purchase in connection with the stock repurchase program. There were no share repurchases under the stock repurchase program during the three months ended September 30, 2020.

Tender Offer

On June 23, 2020, we announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20,000 of our common stock. Pursuant to the Tender Offer, we purchased 5.2 million shares of our common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19.5 million, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 15.92% of our issued and outstanding shares as of July 23, 2020. We retired all shares of common stock purchased in connection with the Tender Offer.

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

11	Computation of Per Share Earnings (included in the notes to the consolidated financial statements contained in this report).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

(*)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Date: November 4, 2020	By:	/s/ Christopher J. Flynn
Christopher J. Flynn
Chief Executive Officer

Date: November 4, 2020	By:	/s/ Terrence W. Olson
Terrence W. Olson
Chief Financial Officer

Date: November 4, 2020	By:	/s/ Jennifer M. wilson
Jennifer M. Wilson
Chief Accounting Officer