Form 10-K/A
period 2019-12-31
First Eagle Alternative Capital BDC, Inc.
filed 2020-12-01
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 3

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number 814-00789

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-0344947
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Federal St., 31st Floor, Boston, MA	02110
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 800-450-4424

Securities registered pursuant to 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share 6.75% Senior Notes due 2022 6.125% Senior Notes due 2023	FCRD FCRZ FCRW	NASDAQ Global Select Market The New York Stock Exchange The New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed third fiscal quarter was approximately $61.1 million based on the closing price on that date of $2.48 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of November 30, 2020, there were 30,109,834 shares of the Registrant’s common stock outstanding.

EXPLANATORY NOTE

First Eagle Alternative Capital BDC, Inc. (formerly known as THL Credit, Inc.) a Delaware corporation, or together with its subsidiaries, where applicable, the “Company,” which may also be referred to as “we”, “us” or “our”, is filing this Amendment No. 3 (“Amendment No. 3”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on March 5, 2020 and amended on March 30, 2020 and June 30, 2020 (the “Form 10-K”), for the purpose of including the financial statements of OEM Group, LLC (“OEM Group”), a controlled portfolio company of the Company, as of and for the years ended December 31, 2018 and December 31, 2019 (the “OEM Financials”) prepared under a different framework as contained in our Annual Reports on Form 10-K for the years ended December 31, 2018 and 2019. Prior to this filing, the OEM Financials for the applicable periods reflected the amortization of the value of goodwill of OEM Group and included the value of customer relationships in goodwill, which are inconsistent with generally accepted accounting principles applicable to public business entities. Accordingly, the OEM Financial Statements have been issued to remove the amortization of goodwill for such periods and reflect customer relationships as a separately identified intangible asset. The preparation of the OEM Financial Statements under a different framework does not impact our financial statements as we do not consolidate the financial statements of OEM Group with our financial statements. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the audited OEM Financials.

This Amendment No. 3 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibits 31.1, 31.2, 32.1, 32.2, certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended and Exhibit 99.1, the restated OEM Financial Statements.

No other changes have been made to the Form 10-K. This Amendment No. 3 does not reflect subsequent events that may have occurred after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment No. 3 should be read in conjunction with the Form 10-K and with our subsequent filings with the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following exhibits are filed as part of this Amendment to the Annual Report on Form 10-K:

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Financial Statements of OEM Group, LLC (restated) as of and for the years ended December 31, 2019 and 2018 (audited)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 1, 2020	By:	/S/ CHRISTOPHER J. FLYNN
FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

Christopher J. Flynn
Chief Executive Officer