Form 10-K
period 2020-12-31
First Eagle Alternative Capital BDC, Inc.
filed 2021-03-05
CIK 1464963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $114.4 million based on the closing price on that date of $3.24 on the NASDAQ Global Select Market. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of March 3, 2021, there were 30,109,384 shares of the Registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement relating to its 2020 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K as indicated herein.

FIRST EAGLE ALTERNATIVE CAPITAL BDC, INC.

FORM 10-K FOR THE YEAR ENDED December 31, 2020

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

•	the ability of the Advisor to identify suitable investments for us and to monitor and administer our investments;
•	our contractual arrangements and relationships with third parties;
•	any future financings by us;
•	the ability of the Advisor to attract and retain highly talented professionals;
•	fluctuations in foreign currency exchange rates;
•	the impact of changes to tax legislation and, generally, our tax position.
•	the impact of pandemics or other serious public health epidemics, such as the novel coronavirus (“COVID-19”) pandemic on our operations, our portfolio companies’ business, or the global economy;
•	our ability to exit a control investment in a timely manner; and
•	the ability to fund Logan JV’s unfunded commitments to the extent approved by each member of the Logan JV investment committee.

Risk Factor Summary

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk  factors we face, which are set forth in the section entitled “Risk Factors” in this report.

Risks Related to Our Business

•	We may suffer credit losses and the lack of liquidity in our investments may adversely affect our business.
•	Our financial condition and results of operations depend on our ability to manage future growth effectively.
•	We are exposed to risks associated with changes in interest rates, including fluctuations in interest rates which could adversely affect our profitability.
•	The highly competitive market in which we operate may limit our investment opportunities.
•	Any failure on our part to maintain our status as a BDC would reduce our operating flexibility.
•	Because we have substantial indebtedness, there could be increased risk in investing in our company.
•	Our board of directors may change our investment objective, operating policies and strategies without prior notice or stockholder approval.

Risks Related to the Adviser and its Affiliates

•

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

•

Our investment adviser and its affiliates, senior management and employees have certain conflicts of interest and serve or may serve as investment advisers, officers, directors or principals of entities that operate in the same or a related line of business.

•	Our incentive fee may encourage our investment adviser to make certain investments, including speculative investments.

Risks Related to Our Investments

•

Our investments in prospective private and middle market portfolio companies are risky, and we could lose all or part of our investment. We may not be in a position to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies that could decrease the value of our investments.

•

Our investments in lower credit quality obligations are risky and highly speculative, and we could lose all or part of our investment. Most of our debt investments are likely to be in lower grade obligations.

•	We invest primarily in debt and equity securities of middle market companies and we may not realize gains from our equity investments.
•	Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies. Our portfolio companies may be highly leveraged.
•

Economic downturns or recessions could impair the value of the collateral for our loans to our portfolio companies and consequently increase the possibility of an adverse effect on our financial condition and results of operations.

Risks Related to Debt Financing

•

We borrow money and may issue additional debt securities or preferred stock to leverage our capital structure. Therefore, a decrease in the value of our investments would have a greater negative impact on the value of our common shares than if we did not use leverage.

•	Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.
•	The trading market or market value of our publicly issued debt securities may fluctuate. The indentures under which our Notes were issued contains limited protection for holders of our Notes.

Risks in the Current Environment

•

Capital markets may experience periods of disruption and instability and we cannot predict when these conditions will occur. Such market conditions could materially and adversely affect debt and equity capital markets in the United States and abroad, which could have a negative impact on our business, financial condition and results of operations.

•	The novel coronavirus COVID-19 could have an adverse impact on our financial condition and results of operations and other aspects of our business.

Risks Related to Our Operations as a BDC

•

Our ability to enter into transactions with our affiliates will be restricted. Regulations governing our operation as a BDC may limit our ability to, and the way in which we raise additional capital, which could have a material adverse impact on our liquidity, financial condition and results of operations.

•	There is a risk that we may not make distributions or that our distributions may not grow over time.
•

If we are unable to qualify for tax treatment as a RIC, we will be subject to corporate-level income tax, which would have a material adverse effect on our results of operations and financial condition.

Risks Related to an Investment in Our Common Stock

•

Our common stock price may be volatile and may fluctuate substantially. Our common stock is intended for long-term investors and should not be treated as a trading vehicle. Shares of closed-end management investment companies, which are structured similarly to us, frequently trade at a discount from their net asset value. Our shares may trade at a price that is less than the offering price. This risk may be greater for investors who sell their shares in a relatively short period of time after completion of the offering.

•

The market price and liquidity of the market for our common shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance.

•

Certain provisions of the General Corporation Law of the State of Delaware and our certificate of incorporation could deter takeover attempts and have an adverse effect on the price of our common stock.

PART I

In this annual report on Form 10-K, except where the context suggests otherwise, the terms “we,” “us,” “our,” and “First Eagle Alternative Capital BDC” refer to First Eagle Alternative Capital BDC, Inc.; “First Eagle Alternative Credit,” “FEAC,” the “Advisor” or the “Administrator” refers to First Eagle Alternative Credit, LLC; “First Eagle” refers to First Eagle Investment Management, Inc.; “Greenway” refers to First Eagle Greenway Fund LLC; “Greenway II” refers to First Eagle Greenway Fund II LLC and related investment vehicle; “Logan JV” refers to First Eagle Logan JV LLC. Some of the statements in this annual report constitute forward-looking statements, which relate to future events, future performance or financial condition. These forward-looking statements involve risk and uncertainties and actual results could differ materially from those projected in the forward-looking statements for any reason, including those factors discussed in “Risk Factors” and elsewhere in this report.

Item 1.	Business

We are an externally managed, non-diversified closed-end management investment company incorporated in Delaware on May 26, 2009, that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for tax purposes as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. On January 31, 2020, First Eagle Alternative Credit, LLC, formerly known as THL Credit Advisors LLC, our investment adviser (the “Advisor”), and First Eagle Investment Management, LLC (“First Eagle”) completed its acquisition of the Advisor (the “Transaction”) and, in conjunction with the completion of the Transaction, the Advisor’s name was changed to First Eagle Alternative Credit, LLC. Our investment activities are managed by First Eagle Alternative Credit, LLC, or FEAC, and supervised by our board of directors, a majority of whom are independent of FEAC and its affiliates. As a BDC, we are required to comply with certain regulatory requirements. See “-Business Development Company Regulation” for discussion of BDC regulation and other regulatory considerations. We are also registered as an investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2020, we have been responsible for making, on behalf of ourselves, managed funds and separately managed account, over $2.3 billion in aggregate commitments to 143 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2020, we, along with our managed funds and separately managed accounts, have received $1.8 billion of proceeds from the realization of investments. The Company alone has received $1.5 billion of proceeds from the realization of its investments. As of December 31, 2020, our managed funds, First Eagle Greenway Fund, LLC, or Greenway, and First Eagle Greenway Fund II, LLC and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $208.5 million, or 111.5% of the committed capital, respectively.

As a BDC, we must not acquire any assets other than “qualifying assets” (i.e., those assets specified in Section 55(a) the 1940 Act) unless, at the time the acquisition is made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Under the relevant U.S. Securities and Exchange Commission, or SEC, rules the term “eligible portfolio company” includes all private companies, companies whose securities are not listed on a national securities exchange, and certain public companies that have listed their securities on a national securities exchange and have a market capitalization of less than $250 million, in each case organized in the United States and with their principal place of business in the United States. Investment companies and certain pooled investment vehicles excepted from the definition of investment company under the 1940 Act are not eligible portfolio companies.

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

Organizational Overview

The Company was organized as a Delaware corporation on May 26, 2009 and initially funded on July 23, 2009. We commenced principal operations on April 21, 2010 and on January 31, 2020 our Advisor was acquired by First Eagle. The Company has formed substantially owned subsidiaries which serve as tax blockers that hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of pass-through entities. The Company also has formed substantially owned subsidiaries which serve as the administrative agents on certain investment transactions, including First Eagle Alternative Capital Agent, Inc.

Public Stockholders
First Eagle Investment Management, LLC (DE LLC)[2]
First Eagle Alternative Capital BDC, Inc. (DE Corp.)
Management Agreement
First Eagle Alternative Credit LLC[1] (DE LLC)
First Eagle Alternative Capital, Inc. and other blocker corps.
First Eagle Alternative Capital Agent, Inc. and wholly owned subsidiaries
Limited Partners
Limited Partners
Perspecta Trident LLC
First Eagle Logan JV LLC[4]
Greenway II[3] (DE, LLC& Separate Accounts)
Greenway I[2] (DE LLC)

(1)	First Eagle Alternative Credit is owned and controlled by First Eagle Investment Management, LLC.
(2)

Greenway I is an investment fund with $150 million of capital committed by affiliates of a single institutional investor, together with a nominal amount committed by the Company, all of which has been paid in and invested by Greenway I, which is managed by us. As of October 21, 2020, Greenway I has entered a resolution to liquidate the fund.

(3)

Greenway II is an investment fund and, together with a related vehicle, has $187 million of capital committed by third party investors, all of which has been paid in and invested by Greenway II, together with a nominal amount committed by the Company, which is managed by us.

(4)

Logan JV is a joint venture entered into between the Company and Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, which invests primarily in senior secured first lien term loans. Logan JV has $137.5 million of capital commitments, of which the Company committed $110 million and Perspecta committed $27.5 million.

(5)

First Eagle Investment Management, LLC is a subsidiary of First Eagle Holdings, Inc. (“FE Holdings”), a holding company incorporated in Delaware.  A controlling interest in FE Holdings is owned by BCP CC Holdings L.P., a Delaware limited partnership (BCP CC Holdings”).  BCP CC Holdings GP L.L.C., a Delaware limited liability company, is the general partner of BCP CC Holdings and has two managing members, Blackstone Capital Partners VI L.P. (“BCP VI”) and Corsair IV Financial Services Capital Partners L.P. (“Corsair IV”).  BCP VI and Corsair IV are indirectly controlled by The Blackstone Group Inc. (“Blackstone”) and Corsair Capital LLC (“Corsair”), respectively.  Investment vehicles indirectly controlled by Blackstone and Corsair and certain co-investors own a majority economic interest in FE Holdings and First Eagle through BCP CC Holdings.

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

First Eagle Alternative Credit was formed as a Delaware limited liability company on June 26, 2009 and is registered as an investment adviser under the Advisers Act. First Eagle Alternative Credit is an alternative credit investment manager for both direct lending and tradable credit investments through public and private vehicles, commingled funds including collateralized loan obligations, and separately managed accounts. First Eagle Alternative Credit and its credit-focused affiliates managed assets of $20.3 billion as of December 31, 2020 across its two primary investment strategies: Direct Lending and Tradable Credit.

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

FEAC’s Tradable Credit strategy manages investments in secured bank loans, structured credit and high-yield securities through CLOs, separate accounts, sub-advisory and various fund formats, including private funds, certain CLOs and as advisor to First Eagle Senior Loan Fund (NYSE: FSLF) (“FSLF”), a diversified, closed-end management investment company. The Advisor may serve as investment adviser to additional private funds, registered closed-end funds and CLOs in the future.

FEAC is headquartered in Boston, with additional origination teams in Chicago, Dallas, Los Angeles and New York, allowing it to be close to its portfolio companies as well as its origination and syndication sources. Over the years, FEAC has developed deep and diverse national relationships that it leverages to maximize investment opportunities across its strategies.

FEAC’s Direct Lending investment committee, which serves as our investment committee, is comprised of four fixed members: Christopher J. Flynn, Terrence W. Olson, James R. Fellows and Michelle Handy (the “Primary Investment Committee Members”). In addition to the Primary Investment Committee Members, the investment committee has four rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that serves on the investment committee for deals within other industries.

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

First Eagle Investment Management, LLC

The Advisor is owned by First Eagle. First Eagle provides investment advisory services primarily to mutual funds, private investment funds and institutional accounts.  First Eagle managed and advised assets of $109 billion as of December 31, 2020 across the following investment strategies: Global Value, International Value, High Yield, Gold, U.S. Value, and Global Income Builder.  Through First Eagle and affiliates, we believe we achieve scale in Direct Lending, augmenting our competitiveness for originations as well as providing enhanced relationship network and sponsor relationships.

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

Meaningful availability of investable capital at private equity firms. Recent private equity data shows approximately $2.0 trillion of cash reserves that private equity fund managers are actively looking to allocate to transactions involving new or existing portfolio companies.1  Private equity funds will often prefer to support these transactions with debt securities, including first lien and second lien loans from sources such as us.

[1]	Source: Preqin Pro, Q4 2020

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

Investment Strategy

We believe a strategy focused primarily on debt securities in middle market companies has a number of compelling attributes. First, the market for these instruments is relatively inefficient, allowing an experienced investor an opportunity to produce high risk-adjusted returns. Second, downside risk can be managed through an extensive credit-oriented underwriting process, creative structuring techniques and intensive portfolio monitoring. We believe private debt investments generally require the highest level of credit and legal due diligence among debt or credit asset classes. Lastly, compared with equity investments, returns on debt investments tend to be less volatile given the substantial current return component and seniority in the capital structure relative to equity. Though it is not part of our investment strategy, we currently have, and may acquire in the future, control investments in portfolio companies. See Item 1A—“Risk Factors—Risks Related To Our Investments—Our equity ownership in a portfolio company may represent a control investment. Our ability to exit a control investment may be limited”.

We will consider opportunities within all industries and do not have fixed guidelines for industry concentration. As of December 31, 2020, our portfolio investments spanned several industries and the largest industries represented and the percentage of our investment portfolio at fair value were as follows: (i) Consumer products and services at 19.69%; (ii) Healthcare at 14.03%; (iii) Business services at 12.07%; (iv) IT services at 12.04%; and (v) Financial services at 8.28%.

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

Proactive sourcing platform with a regional focus set up in industry verticals. We take a proactive, hands-on, and creative approach to investment sourcing. Our disciplined origination process includes proprietary tools and resources and employs a national platform with a regional focus. With offices in Boston, Chicago, Dallas, Los Angeles and New York, we have a deep and diverse relationship network in the debt capital and private equity markets. These activities and relationships provide an important channel through which the Company generates investment opportunities consistent with its investment strategy. We have activities and relationships with private equity sponsors, investment bankers, middle market senior lenders, commercial bankers (national, regional and local), lawyers, accountants and business brokers. We actively utilize these activities, relationships and networks to source and execute attractive investments, and maintain a database and set of reports where the details of all potential investment opportunities are tracked. Further, the Company believes the investment history and long-standing reputation of the Investment Committee Members provides the Company an early look at new investment opportunities.

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

Significant institutional expertise and brand recognition gained from investing approximately $4.5 billion in over 180 companies between June 2009 and December 31, 2020, across our direct lending credit strategy. We have developed the institutional knowledge and operational infrastructure required to successfully achieve our investment objectives. We benefit from proprietary deal flow from strong relationships with sponsors cultivated over ten years of doing business in the middle market. Our comprehensive underwriting methodology and monitoring processes have been implemented across all five regional offices. Additionally, the Investment Committee Members are supported by an experienced operational and administrative team.

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

Capital Preservation. We believe that the key to capital preservation is comprehensive and fundamental credit analysis. We take a long-term view of our investments and portfolio with the perspective that most of our investments may need to endure through economic cycles. We refrain from market timing and generally do not enter into investments with the sole intention of realizing short term gains based on changes in market prices. However, we will not hesitate to sell an investment if we believe that it is deteriorating in value and that more recovery will be obtained by selling rather than holding the investment.

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

Each transaction is presented to the investment committee in a formal written report. Each potential sale or exit of an existing investment is also presented to the investment committee. Our investment committee currently consists of four fixed members: Christopher J. Flynn, Terrence W. Olson, James R. Fellows and Michelle Handy (the “Primary Investment Committee Members”). In addition to the Primary Investment Committee Members, the investment committee has four rotating industry leads that serve on the investment committee for deals within their designated industry, and one rotating industry lead that serves on the investment committee for deals within other industries. To approve a new investment, or to exit or sell an existing investment, the consent of a majority of the members of the committee is required.

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

Logan JV We have invested in Logan JV, which as of December 31, 2020 consisted of a portfolio of loans to 92 different borrowers in industries similar to the companies in our portfolio. Logan JV invests primarily in lower yielding broadly syndicated and directly originated debt securities that are secured by a first lien on some or all of the issuer’s assets, including traditional senior debt and any related revolving or similar credit facility. This is generally the same collateral as our senior secured loans. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—First Eagle Logan JV, LLC” and the financial statements attached as an exhibit hereto.

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

Our Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.24 and 2.17 at December 31, 2020 and December 31, 2019, respectively. The following is a distribution of the investment scores of our portfolio investments at December 31, 2020 and 2019 (in millions):

	December 31, 2020				December 31, 2019
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$21.9	5.5%	$22.2	6.7%	$48.5	11.0%	$50.8	13.2%
2(b)	299.6	75.0%	273.3	80.9%	250.8	56.7%	239.8	62.5%
3(c)	3.5	0.9%	3.2	0.9%	103.9	23.5%	78.4	20.4%
4(d)	16.2	4.1%	13.3	3.9%	—	0.0%	—	0.0%
5(e)	58.1	14.5%	25.7	7.6%	39.0	8.8%	15.1	3.9%
Total	$399.3	100.0%	$337.7	100.0%	$442.2	100.0%	$384.1	100.0%

(a)

As of December 31, 2020 and December 31, 2019, Investment Score “1”, based upon fair value, included $0.0 million and $5.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2020 and December 31, 2019, Investment Score “2”, based upon fair value, included $45.4 million and $17.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2020 and December 31, 2019, Investment Score “3”, based upon fair value, included $0.0 million and $74.1 million, respectively, of loans to companies in which we also hold equity securities.

(d)

As of December 31, 2020 and December 31, 2019, Investment Score “4”, based upon fair value, included $13.3 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(e)

As of December 31, 2020 and December 31, 2019, Investment Score “5”, based upon fair value, included $25.7 million and $8.3 million, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and a fair value of $7.4 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. The decrease in loans on non-accrual status is attributable in part to our exit of certain non-accrual loans. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investment, including through restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2020 and 2019.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination. As a result of this determination, the Company does not recognize interest income on these balances. As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27.2 million and fair value of$13.8 million, which met the above criteria. As of December 31, 2019, we had no loans meeting this criteria. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2020 and 2019.

Investment Management Agreement

First Eagle Alternative Credit serves as our investment adviser. FEAC is registered as an investment adviser under the Advisers Act. Subject to the overall supervision of our board of directors, FEAC manages the day-to-day operations of, and provides investment advisory and management services to, First Eagle Alternative Capital BDC, Inc. The address of FEAC is 500 Boylston St., Suite 1200, Boston, Massachusetts 02110.

The Transaction resulted in a change of control of the Advisor and an assignment of the prior amended and restated investment management agreement between the Company and the Advisor ( “Prior Investment Management Agreement”) such that it terminated automatically by its terms. On January 28, 2020, our Board unanimously approved an interim investment management agreement (the “Interim Investment Management Agreement”) that included substantially the same terms as the Prior Investment Advisory Agreement.  On January 28, 2020, our Board also unanimously approved the new investment management agreement (the “New Investment Management Agreement”) between us and the Advisor.  All material terms of the New Investment Management Agreement will remain unchanged from the material terms of the Prior Investment Advisory Agreement.  The New Investment Management Agreement received stockholder approval at a special shareholder meeting held on May 28, 2020.  Upon receipt of stockholder approval, the Interim Investment Management Agreement terminated immediately and the New Investment Management Agreement went into effect.

Under the terms of our New Investment Management Agreement, FEAC:

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

FEAC’s services under the New Investment Management Agreement are not exclusive, and it is free to furnish similar services to other entities so long as its services to us are not impaired.

Pursuant to our Prior Investment Management Agreement, Interim Investment Management Agreement, and New Investment Management Agreement, FEAC is entitled to a fee for investment advisory and management services consisting of a base management fee and a two-part incentive fee. The compensation paid under the Interim Investment Management Agreement was held in an interest-bearing escrow account until our stockholders approved the New Investment Management Agreement with FEAC and the amount in the escrow account (including the interest earned) was paid to FEAC.

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

For the years ended December 31, 2020, 2019 and 2018, FEAC earned base management fees of $3.7 million, $6.0 million and $9.0 million, net of management fees waived of $1.8 million, $0.5 and $0, respectively, from us.

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

Incentive Fee on Net Investment Income as of January 1, 2020

On June 14, 2019, our shareholders approved the Prior Investment Management Agreement that modified the incentive fee on net investment income as indicated below (“Reduced Incentive Fee on Net Investment Income”), which is still the case under the New Investment Management Agreement. The Reduced Incentive Fee on Net Investment Income is calculated by reference to the most recent trailing twelve quarter period or, if shorter, the number of quarters that have occurred since January 1, 2018 (“Trailing Twelve Quarter Period”), rather than on the standalone quarterly basis as set forth in the original investment management agreement. Pre-incentive fee net investment income is expressed as a rate of return on the value of our net assets (defined as total assets less indebtedness and before taking into account any incentive fees payable during the period) at the beginning of each applicable calendar quarter comprising of the relevant Trailing Twelve Quarter Period. The hurdle amount for incentive fee based on pre-incentive fee net investment income continues to be determined on a quarterly basis and equal to 2.0% (which is 8.0% annualized) but is multiplied by the net asset value attributable to our common stock at the beginning of each applicable calendar quarter comprising the relevant Trailing Twelve Quarter Period (also referred to as “minimum income level”). The hurdle amount will be calculated after making appropriate adjustments for subscriptions (which includes all issuances by us of shares of our common stock, including issuances pursuant to its dividend reinvestment plan) and distributions that occurred during the relevant Trailing Twelve Quarter Period.

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

For the years ended December 31, 2020 and December 31, 2019, we incurred no incentive fee related to ordinary income under the new calculation.

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

For the years ended December 31, 2020 and 2019, we would have incurred no incentive fees related to ordinary income under the old calculation.

For the year ended December 31, 2018, we incurred $0.0 million, net of incentive fees waived of $1.7 million, of incentive fees related to ordinary income under the old calculation.  These fees were less on a cumulative basis than the fees calculated based on the formula in place after January 1, 2018, therefore, these fees were booked as an expense for the period.

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

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year.  The calculation of the capital gains incentive fee has not been modified.  The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to our Advisor under the relevant investment management agreement as of December 31, 2020 and December 31, 2019.

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

We reimburse FEAC for a portion of the costs and expenses incurred by FEAC for office space rental, office equipment and utilities deemed allocable to the performance by FEAC of its duties under the New Investment Management Agreement, as well as any costs and expenses incurred by FEAC relating to any non-investment advisory, administrative or operating services provided by FEAC to us or in the form of managerial assistance to portfolio companies that request it.

FEAC may pay amounts owed by us to third party providers of goods or services. We will subsequently reimburse FEAC for such amounts paid on our behalf.

Limitation of liability and indemnification

The New Investment Management Agreement provides that FEAC and its officers, directors, employees and affiliates are not liable to us or any of our stockholders for any act or omission by it or its employees in the supervision or management of our investment activities or for any loss sustained by us or our stockholders, except that the foregoing exculpation does not extend to any act or omission constituting willful misfeasance, bad faith, gross negligence or reckless disregard of its obligations under the New Investment Management Agreement. The investment management agreement also provides for indemnification by us of FEAC’s directors, officers, employees, agents and control persons for liabilities incurred by it in connection with their services to us, subject to the same limitations and to certain conditions.

Duration and termination

The New Investment Management Agreement was approved by our board of directors on January 28, 2020 and received stockholder approval at a special shareholder meeting held on May 28, 2020, as described further below under “Note 4—Related Party Transactions—Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2020. Unless terminated earlier as described below, it will remain in effect from year to year if approved annually by our board of directors or by the affirmative vote of the holders of a majority of our outstanding voting securities, including, in either case, approval by a majority of our directors who are not interested persons.  The New Investment Management Agreement will automatically terminate in the event of its assignment.  The New Investment Management Agreement may be terminated by either party without penalty upon not less than 60 days written notice to the other.  Any termination by us must be authorized either by our board of directors or by vote of our stockholders.  See Item 1A “Risk Factors – Risks relating to our business.”  We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.”

Board Approval of the Interim Investment Management Agreement and New Investment Management Agreement

At a meeting the board of directors held on January 28, 2020 the board of directors unanimously voted to approve the Interim Investment Management Agreement and the New Investment Management Agreement. At the meeting the Board, including all of the Independent Directors, unanimously approved the Interim Investment Management Agreement and the New Investment Management Agreement. The independent directors met separately with independent counsel in connection with their review of the Interim Investment Management Agreement, the New Investment Management Agreement, and the Transaction. In reaching its decision to approve the Interim Investment Management Agreement and the New Investment Management Agreement, the board of directors, including all of the independent directors, reviewed a significant amount of information, which had been furnished by the Advisor at the request of independent counsel, on behalf of the independent directors. In reaching a decision to approve the Interim Investment Management Agreement and the New Investment Management Agreement, the board of directors considered, among other things the following factors related to the Proposal:

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

The board of directors also noted that the Interim Investment Management Agreement and the New Investment Management Agreement would retain the existing fee structure under the Prior Investment Management Agreement and that no terms would change in the Interim Investment Management Agreement and the New Investment Management Agreement other than the date and certain factual information, such as the name and address of the Advisor.

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

Human Capital Resources

We do not currently have any employees and do not expect to have any employees. Our Advisor and Administrator have hired and expect to continue to hire professionals with skills applicable to our business plan and investment objective, including experience in middle market investment, leveraged finance and capital markets. Each of our executive officers is an employee and executive officer of our Advisor. Our day-to-day investment operations are managed by our Advisor. The services necessary for the origination and administration of our investment portfolio are provided by investment professionals employed by the Advisor. Our Advisor’s investment professionals focus on origination and transaction development and the ongoing monitoring of our investments. We reimburse the Advisor, in its capacity as our Administrator, for costs and expenses incurred by our Administrator for office space rental, office equipment and utilities allocable to our Administrator under the administration agreement, as well as any costs and expenses incurred by our Advisor relating to any non-investment advisory, administrative or operating services provided by our Advisor to us. In addition, we reimburse our Administrator for our allocable portion of expenses it incurs in performing its obligations under the administration agreement, including rent and our allocable portion of the cost of certain of our officers and their respective staffs.

Material Conflicts of Interest

We entered into an investment management agreement on April 1, 2010 under which the Advisor, subject to the overall supervision of our board of directors manages the day-to-day operations of, and provides investment advisory services to us. The Advisor and its affiliates may also manage other funds in the future that may have investment mandates that are similar, in whole or in part, with ours. For example, the Advisor may serve as investment adviser to one or more private funds or registered closed-end funds, and presently serves as an investment adviser to certain CLOs as well as First Eagle Senior Loan Fund (NYSE: FSLF) (formerly known as THL Credit Senior Loan Fund), a closed-end fund, and First Eagle Credit Opportunities Fund (NASD: FECRX), a

closed-end interval fund. In addition, we expect our officers to serve in similar capacities for one or more private funds or registered closed-end funds. The Advisor’s policies are designed to manage and mitigate the conflicts of interest associated with the allocation of investment opportunities if we are able to co-invest, either pursuant to SEC interpretive positions or an exemptive order, with other funds managed by the Advisor and its affiliates. In addition, we note that any affiliated fund currently formed or formed in the future and managed by the Advisor or its affiliates may have overlapping investment objectives with our own and, accordingly, may invest in asset classes similar to those targeted by us. However, in certain instances due to regulatory, tax, investment, or other restrictions, certain investment opportunities may not be appropriate for either us or other funds managed by the Advisor.

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. Unless otherwise provided in the allocation policy or co-investment order, if an investment opportunity is appropriate for both us and other investment funds and the investment opportunity requires more than the price to be negotiated, the investment opportunity will be made available to us and the other investment funds with allocations being pro rata based on each requested allocation. As a result, the Advisor and/or its affiliates may face conflicts in allocating investment opportunities between us and such other entities. Although the Advisor and its affiliates will endeavor to allocate investment opportunities in a fair and equitable manner and consistent with applicable allocation procedures, it is possible that we may not be given the opportunity to participate in investments made by investment funds managed by the Advisor or its affiliates.

On September 19, 2018 the SEC granted us the relief we sought in an exemptive application that expands our ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“First Eagle Proprietary Accounts”) or  in a manner consistent with our investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or First Eagle Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objective and strategies.

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

As a BDC, we are required to meet a certain coverage ratio of the value of total assets to senior securities, which include all of our borrowings and any preferred stock we may issue in the future. of at least 200%. However, recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset cover ratio of 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165%, and on October 16, 2020 subsequently received lender consent to further reduce our asset coverage ratio to 150%. We may also be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our board of directors who are not interested persons and, in some cases, prior approval by the SEC.

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

Warrants and Options

Under the 1940 Act, a BDC is subject to restrictions on the amount of warrants, options, restricted stock or rights to purchase shares of capital stock that it may have outstanding at any time. Under the 1940 Act, we may generally only offer warrants provided that (i) the warrants expire by their terms within ten years, (ii) the exercise or conversion price is not less than the current market value at the date of issuance, (iii) our stockholders authorize the proposal to issue such warrants, and our board of directors approves such issuance on the basis that the issuance is in the best interests of First Eagle and its stockholders and (iv) if the warrants are accompanied by other securities, the warrants are not separately transferable unless no class of such warrants and the securities accompanying them has been publicly distributed. The 1940 Act also provides that the amount of our voting securities that would result from the exercise of all outstanding warrants, as well as options and rights, at the time of issuance may not exceed 25% of our outstanding voting securities. In particular, the amount of capital stock that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase capital stock cannot exceed 25% of the BDC’s total outstanding shares of capital stock.

Senior securities

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance. In addition, while any preferred stock or publicly traded debt securities are outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage. For a discussion of the risks associated with leverage, see Item 1A “Risk Factors—Risks Related to Our Business—Risks related to our operations as a BDC.”

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

Proxy voting records

You may obtain information about how we voted proxies by making a written request for proxy voting information to:

General Counsel

First Eagle Alternative Capital BDC, Inc.

500 Boylston St., Suite 1200

Boston, MA 02116

Code of ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and we have also approved our investment adviser’s code of ethics under Rule 17j-1 under the 1940 Act and Rule 204A-1 of the Advisers Act. These codes establish procedures for personal investments and restrict certain personal securities transactions. Personnel subject to the code may invest in securities for their personal investment accounts so long as such investments are made in accordance with the code’s requirements. Our code of ethics and our code of ethics and business conduct are available on our corporate governance webpage at http://investor.feacbdc.com/corporate-governance.

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

Our internet address is www.feacbdc.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Accomplishing this result on a cost-effective basis is largely a function of the structuring of our investment process and the ability of our investment adviser to provide competent, attentive and efficient services to us. Our executive officers and the members of our investment adviser’s investment committee have substantial responsibilities in connection with their roles at First Eagle and with the other First Eagle funds, as well as responsibilities under the investment advisory and management agreement. They may also be called upon to provide significant managerial assistance to certain of our portfolio companies. These demands on their time, which will increase as the number of investments grow, may distract them or slow the rate of investment. In order to grow, FEAC will need to hire, train, supervise, manage and retain new employees. However, we cannot assure you that we will be able to do so effectively. Any failure to manage our future growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

A large percentage of our portfolio investments are in the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable. We value these securities on a quarterly basis in accordance with our valuation policy, which is at all times consistent with U.S. generally accepted accounting policies (“GAAP”). Our board of directors utilizes the services of third-party valuation firms to aid it in determining the fair value of these securities. The board of directors discusses valuations and determines the fair value in good faith based on the input of our investment adviser and the respective third-party valuation firms. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies – Valuation of Portfolio Investments.” The factors that may be considered in fair value pricing our investments include the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings, the markets in which the portfolio company does business, comparisons to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain they may fluctuate over short periods of time and may be based on estimates. Further, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

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

As of December 31, 2020, there was $100.0 million of commitments under our revolving credit agreement, or Revolving Facility, of which $57.7 million was funded.

The Revolving Facility has a maturity date of October 16, 2023 and a termination date of October 16, 2024. The one year term out period is the one year period between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Facility includes an accordion feature permitting us to expand the commitments, if certain conditions are satisfied; provided, however, that the aggregate amount is capped at $200.0 million. ING serves as administrative agent, lead arranger and bookrunner under the Revolving Facility.

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

As a BDC, as defined in the 1940 Act, generally we are not permitted to incur indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of debt may not exceed 50% of the value of our assets). In addition, we may not be permitted to declare any cash dividend or other distribution on our outstanding common shares, or purchase any such shares, unless, at the time of such declaration or purchase, we have asset coverage of at least 150% after deducting the amount of such dividend, distribution, or purchase price. If this ratio declines below 150%, we may not be able to incur additional debt and may need to sell a portion of our investments to repay some debt when it is disadvantageous to do so, and we may not be able to make distributions. As of December 31, 2020, there was $57.7 million of borrowings outstanding under the Revolving Facility and $111.6 million outstanding on the Notes at a weighted average interest rate of 5.45% per annum. As of December 31, 2020, our asset coverage ratio was over 200%.

The following table is designed to illustrate the effect on the return to a holder of our common stock on the leverage created by our use of borrowings at December 31, 2020 of $169.3 million at a weighted average interest rate of 5.45%, and assuming hypothetical annual returns on our portfolio of minus 10 to plus 10 percent. The table also assumes that we maintain a constant level of leverage and a constant weighted average interest rate. The amount of leverage we use will vary from time to time. As can be seen, leverage generally increases the return to stockholders when the portfolio return is positive and decreases return to stockholders when the portfolio return is negative. Actual returns may be greater or less than those appearing in the table below.

Assumed return on portfolio (net of expenses)(1)	(10.00)%	(5.00)%	0.00%	5.00%	10.00%
Corresponding return to common stockholders(2)	(17.37)%	(11.17)%	(4.98)%	1.21%	7.41%

(1)	The assumed portfolio return is required by regulation of the SEC and is not a prediction of, and does not represent, our projected or actual performance.
(2)

In order to compute the “corresponding return to common stockholders”, the “assumed return on portfolio” is multiplied by the total value of net assets attributable to First Eagle Alternative Capital BDC, Inc. at the beginning of the period ($229.5 million as of December 31, 2019) to obtain an assumed return to us. From this amount, all interest expense expected to be accrued during the period ($9.2 million) is subtracted to determine the return available to stockholders. The return available to stockholders is then divided by the total value of our net assets as of the end of the period ($185.2 million) to determine the “corresponding return to common stockholders.”

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

Risks Related to the Advisor and its Affiliates

We are dependent upon senior management personnel of our investment adviser for our future success, and if our investment adviser is unable to retain qualified personnel or if our investment adviser loses any member of its senior management team, our ability to achieve our investment objective could be significantly harmed.

We depend on the members of senior management of FEAC, particularly the members of the investment committee of FEAC’s direct lending platform, or the Investment Committee Members. The Investment Committee Members and other investment professionals make up our investment team and are responsible for the identification, final selection, structuring, closing and monitoring of our investments. These Investment Committee Members have critical industry experience and relationships that we will rely on to implement our business plan. Our future success depends on the continued service of the Advisor’s senior management team. An Investment Committee Member could depart at any time for any reason, which we have no control over. The departure of any of the members of FEAC’s senior management or a significant number of the Investment Committee Members could have a material adverse effect on our ability to achieve our investment objective. As a result, we may not be able to operate our business as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer. Our Advisor may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process and may not be able to find investment professionals in a timely manner or at all. In addition, we can offer no assurance that FEAC will remain our investment adviser or our administrator.

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

Our investment adviser will be entitled to incentive compensation for each fiscal quarter in an amount equal to a percentage of the excess of our investment income for that quarter (before deducting incentive compensation) above a threshold return for that quarter and subject to a total return requirement. The general effect of this total return requirement is to prevent payment of the foregoing incentive compensation except to the extent 17.5% (effective January 1, 2020) of the cumulative net increase in net assets resulting from operations over the then current and 11 preceding calendar quarters exceeds the cumulative incentive fees accrued and/or paid for the 11 preceding calendar quarters. Consequently, we may pay an incentive fee if we incurred losses more than three years prior to the current calendar quarter even if such losses have not yet been recovered in full. Thus, we may be required to pay our investment adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or we incur a net loss for that quarter. If we pay an incentive fee of 17.5% (effective January 1, 2020) of our realized capital gains (net of all realized capital losses and unrealized capital depreciation on a cumulative basis) and thereafter experience additional realized capital losses or unrealized capital depreciation, we will not be able to recover any portion of the incentive fee previously paid. See “Item1. Business—The Advisor—Investment Management Agreement.”

Our Advisor agreed to waive the receipt of all incentive fees accrued for the period commencing on January 1, 2020 and ending on December 31, 2020. Such waived incentive fees are subject to recoupment. For more detailed information about incentive fees payable to the Advisor under the terms of the Investment Management Agreement, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Investment Management Agreement,” and Note 4 to our consolidated financial statements as of December 31, 2020.

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

On July 27, 2017, the United Kingdom Financial Conduct Authority (“FCA”) announced that it would phase out the London Interbank Offered Rate (“LIBOR”) as a benchmark by the end of 2021. On November 30, 2020, the FCA announced that subject to confirmation following its consultation with the administrator of LIBOR, it would cease publication of the one-week and two-month USD LIBOR immediately after December 31, 2021 and cease publication of the remaining tenors immediately after June 30, 2023. Additionally, the Federal Reserve Board has advised banks to stop entering into new USD LIBOR based contracts. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021 and has indicated that market participants should not rely on LIBOR being available after 2023. As an alternative to LIBOR, for example, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S.-dollar LIBOR with the Secured Overnight Financing Rate ("SOFR"), a new index calculated by short-term repurchase agreements, backed by Treasury securities.  Abandonment of or modifications to LIBOR could have adverse impacts on newly issued financial instruments and our existing financial instruments which reference LIBOR. While some instruments may contemplate a scenario where LIBOR is no longer available by providing for an alternative rate setting methodology, not all instruments may have such provisions and there is significant uncertainty regarding the effectiveness of any such alternative methodologies. Abandonment of or modifications to LIBOR could lead to significant short-term and long-term uncertainty and market instability. If LIBOR ceases to exist, we and our portfolio companies may need to amend or restructure our existing LIBOR-based debt instruments and any related hedging arrangements that extend beyond 2023, which may be difficult, costly and time consuming. In addition, from time to time we invest in floating rate loans and investment securities whose interest rates are indexed to LIBOR. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR, or any changes announced with respect to such reforms, may result in a sudden or prolonged increase or decrease in the reported LIBOR rates and the value of LIBOR-based loans and securities, including those of other issuers we or our funds currently own or may in the future own. It remains uncertain how such changes would be implemented and the effects such changes would have on us, issuers of instruments in which we invest and financial markets generally.

The expected discontinuation of LIBOR could have a significant impact on our business. The dollar amount of our outstanding debt investments and borrowings that are linked to LIBOR with maturity dates after the anticipated discontinuation date of 2023 is material. We anticipate significant operational challenges for the transition away from LIBOR including, but not limited to, amending existing loan agreements with borrowers on investments that may have not been modified with fallback language and adding effective fallback language to new agreements in the event that LIBOR is discontinued before maturity. Beyond these challenges, we anticipate there may be additional risks to our current processes and information systems that will need to be identified and evaluated by us. Due to the uncertainty of the replacement for LIBOR, the potential effect of any such event on our cost of capital and net investment income cannot yet be determined.  In addition, the cessation of LIBOR could:

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

Courts may apply the doctrine of equitable subordination to subordinate the claim or lien of a lender against a borrower to claims or liens of other creditors of the borrower, when the lender or its affiliates is found to have engaged in unfair, inequitable or fraudulent conduct. The courts have also applied the doctrine of equitable subordination when a lender or its affiliates is found to have exerted inappropriate control over a client, including control resulting from the ownership of equity interests in a client. We have made or received through restructuring direct equity investments or received warrants in connection with loans representing approximately 4.3% of the aggregate amortized cost basis of our portfolio as of December 31, 2020. Payments on one or more of our loans, particularly a loan to a client in which we also hold an equity interest, may be subject to claims of equitable subordination. If we were deemed to have the ability to control or otherwise exercise influence over the business and affairs of one or more of our portfolio companies resulting in economic hardship to other creditors of that company, this control or influence may constitute grounds for equitable subordination and a court may treat one or more of our loans as if it were unsecured or common equity in the portfolio company. In that case, if the portfolio company were to liquidate, we would be entitled to repayment of our loan on a pro-rata basis with other unsecured debt or, if the effect of subordination was to place us at the level of common equity, then on an equal basis with other holders of the portfolio company’s common equity only after all of its obligations relating to its debt and preferred securities had been satisfied.

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

Risks Related to Debt Financing

We may default under the Revolving Facility or any future borrowing facility we enter into or be unable to amend, repay or refinance any such facility on commercially reasonable terms, or at all, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of December 31, 2020, all of our assets were pledged as collateral under the Revolving Facility. In the event we default under the Revolving Facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell all or a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the Revolving Facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the Revolving Facility or such future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Recent legislation allows us to incur additional leverage.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. Under the legislation, we are permitted to increase our leverage capacity if stockholders representing at least a majority of the votes cast, when quorum is met, approve a proposal to do so. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. We are required to make certain disclosures on our website and in SEC filings regarding, among other things, the receipt of approval to increase our leverage, our leverage capacity and usage, and risks related to leverage. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165%, and on October 16, 2020  subsequently received lender consent to further reduce our asset coverage ratio to 150%. See “Regulation” for a discussion of BDC regulation and other regulatory considerations. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. We are also subject to asset coverage requirements for total borrowings under our Revolving Facility. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our common stock to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay common stock dividends, scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. Because we borrow money, the potential for loss on amounts invested in us is magnified and may increase the risk of investing in us.

Our Notes are unsecured and therefore are effectively subordinated to any secured indebtedness we have currently incurred or may incur in the future.

The Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Notes are effectively subordinated to any secured indebtedness we or our subsidiaries have currently incurred and may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness in order to receive full payment of their indebtedness before the assets may be used to pay other creditors, including the holders of the Notes. As of December 31, 2020, we had $57.7 million outstanding under the Revolving Facility. The indebtedness under the Revolving Facility is effectively senior to the Notes to the extent of the value of the assets securing such indebtedness.

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

The Notes are obligations exclusively of First Eagle Alternative Capital BDC, Inc. and not of any of our subsidiaries. None of our subsidiaries are a guarantor of the Notes and the Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Except to the extent we are a creditor with recognized claims against our subsidiaries, all claims of creditors of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Notes are structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish. In addition, our subsidiaries may incur substantial additional indebtedness in the future, all of which would be structurally senior to the Notes.

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

The U.S. and global capital markets have historically experienced extreme volatility and disruption during the economic downturns, in particular the extended recession that began in mid-2007, and more recently the softening in the market in late 2018 and 2020. Political events, such as U.S. impeachment proceedings and ongoing hostilities in the middle east, have also negatively impacted the market and future implications of such events still remain unclear. These market and economic disruptions affected, and these and other similar market and economic disruptions may in the future affect, the U.S. capital markets, which could adversely affect our business, that of our portfolio companies and the broader financial and credit markets and may reduce the availability of debt and equity capital for the market as a whole and to financial firms, in particular. At various times, these disruptions resulted in, and may in the future result in, a lack of liquidity in parts of the debt capital markets, significant write-offs in the financial services sector and the repricing of credit risk. These conditions may reoccur for a prolonged period of time or materially worsen in the future, including as a result of U.S. government shutdowns, further downgrades to the U.S. government’s sovereign credit rating, or the perceived credit worthiness of the United States or other large global economies.

We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Risks in the Current Environment – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.”

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

On January 31, 2020, the United Kingdom ended its membership in the European Union. The decision made in the United Kingdom referendum to leave the European Union has led to volatility in global financial markets, and in particular in the markets of the United Kingdom and across Europe, and may also lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. Under the terms of the withdrawal agreement negotiated and agreed to between the United Kingdom and the European Union, the United Kingdom's departure from the European Union was followed by a transition period which ran until December 31, 2020 and during which the United Kingdom continued to apply European Union law and was treated for all material purposes as if it were still a member of the European Union. On December 24, 2020, the European Union and United Kingdom governments signed a trade deal that became provisionally effective on January 1, 2021 and that now governs the relationship between the United Kingdom and the European Union (the “Trade Agreement”). The Trade Agreement implements significant regulation around trade, transport of goods and travel restrictions between the United Kingdom and the European Union.

The longer term economic, legal, political and social framework to be put in place between the United Kingdom and the European Union are unclear at this stage and are likely to lead to ongoing political and economic uncertainty and periods of exacerbated volatility in both the United Kingdom and in wider European markets for some time. In particular, the decision of the United Kingdom to withdraw from the European Union may lead to a call for similar referenda in other countries proposing withdrawal from the European Union, which may cause increased economic volatility and uncertainty in the European and global markets. This volatility and uncertainty may have an adverse effect on the economy generally and on our ability, and the ability of our portfolio companies, to execute our respective strategies and to receive attractive returns.

Legislative tax reform may have a negative effect.

Legislative or other actions relating to taxes could have a negative effect on the Company. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department. In December 2017, the U.S. House of Representatives and U.S. Senate passed tax reform legislation, which was signed by the President. Such legislation made many changes to the Internal Revenue Code, including significant changes to the taxation of business entities, the deductibility of interest expense, and the tax treatment of capital investment. We cannot predict with certainty how any changes in the tax laws might affect the Company, investors, or the Company’s portfolio investments. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect the Company’s ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to the Company and its investors of such qualification, or could have other adverse consequences. For instance, as a result of the recent presidential and congressional elections in the United States, there could be significant changes in tax law and regulations, including an increase in the corporate tax rate.  Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in the Company’s securities.

Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business.

We are closely monitoring developments related to the COVID-19 pandemic to assess its impact on our business; while, due to the evolving and highly uncertain nature of this event, it currently is not possible to estimate its impact precisely, the COVID-19 pandemic has and may in the future adversely impact our business, financial condition, results of operations, liquidity or prospects in a number of ways. For instance, our investment portfolio (and, specifically, the valuations of investment assets we hold) has been, and may continue to be, adversely affected as a result of market developments from the COVID-19 pandemic and uncertainty regarding its outcome. Our net asset value per share has significantly decreased as a result of the outbreak.  As of December 31, 2020, our board approved our NAV per share of $6.15, a decrease from the $7.64 NAV per share as of December 31, 2019. Moreover, changes in interest rates, reduced liquidity or a continued slowdown in U.S. or global economic conditions may also adversely affect our business, financial condition, results of operations, liquidity or prospects. Further, extreme market volatility may leave us unable to react to market events in a prudent manner consistent with our historical practices in dealing with more orderly markets. Although it is impossible to predict with certainty the potential full magnitude of the business and economic ramifications, COVID-19 has impacted, and may further impact, our business in various ways, including but not limited to:

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

The full extent of COVID-19 pandemic is uncertain. Although vaccines have been developed and are being distributed throughout the U.S. and worldwide, the COVID-19 pandemic and its after-effects will continue to impact our operations, even after the vacines have been widely distributed. Furthermore, the efficacy of such vaccines on newly and yet-to-be discovered strains of COVID-19 is uncertain.

In addition to the foregoing, the pandemic is exacerbating many of the other risks described herein.

Risks Related To Our Operations As A BDC

Our ability to enter into transactions with our affiliates will be restricted.

Because we have elected to be treated as a BDC under the 1940 Act, we are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of our independent directors and, in some cases, of the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our independent directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our independent directors and, in some cases, of the SEC. The Staff has granted us relief pursuant to the Order. Pursuant to the Order, we are permitted to co-invest with Affiliated Funds and/or First Eagle Proprietary Accounts if a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned, (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategies. We intend to co-invest, subject to the conditions included in the Order. We believe that such co-investments may afford us additional investment opportunities and an ability to achieve greater diversification. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates.

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

Risks Related To An Investment In Our Common Stock

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

If our common stock is trading below its net asset value per share, we will generally not be able to issue additional shares of our common stock at its market price without first obtaining the approval for such issuance from our stockholders and our independent directors. Shares of BDCs, including shares of our common stock, have traded at discounts to their net asset values. As of December 31, 2020, our net asset value per share was $6.15. The last reported sale price of a share of our common stock on the NASDAQ Global Select Market on March 3, 2020 was $4.00. If our common stock trades below net asset value, the higher the cost of equity capital may result in it being unattractive to raise new equity, which may limit our ability to grow. The risk of trading below net asset value is separate and distinct from the risk that our net asset value per share may decline. We cannot predict whether shares of our common stock will trade above, at or below our net asset value.

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

We do not own any real estate or other physical properties materially important to our operation. Our headquarters are currently located at 500 Boylston St., Suite 1200, Boston, MA 02116.

Item 3.	Legal proceedings

As of December 31, 2020, we are not a defendant in any material pending legal proceeding, and no such material proceedings are known to be contemplated. However, from time to time, we may be party to certain legal proceedings incidental to the normal course of our business including the enforcement of our rights under the contracts with our portfolio companies. Third parties may also seek to impose liability on us in connection with the activities of our portfolio companies.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the ticker symbol “FCRD.” The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market, the sales price as a percentage of net asset value for each fiscal quarter in each of the last two years.  The stock quotations are interdealer quotations and do not include markups, markdowns or commissions.

				Premium/	Premium/
				Discount of High	Discount of Low
		Sales Price		Sales Price to	Sales Price to	Declared
	NAV(1)	High	Low	NAV(2)	NAV(2)	Distributions
Year Ended December 31, 2021
First Quarter (from January 1, 2021 to March 3, 2021)	*	$4.03	$3.30	*	*	$0.10
Year Ended December 31, 2020
First Quarter	$5.22	$6.85	$1.56	31%	(70%)	$0.21
Second Quarter	$5.54	$3.36	$2.11	(39%)	(62%)	$0.10
Third Quarter	$6.25	$3.63	$2.39	(42%)	(62%)	$0.10
Fourth Quarter	$6.15	$3.99	$2.39	(35%)	(61%)	$0.10
Year Ended December 31, 2019
First Quarter	$8.96	$7.40	$6.19	(17%)	(31%)	$0.21
Second Quarter	$8.49	$6.96	$6.41	(18%)	(24%)	$0.21
Third Quarter	$8.34	$7.01	$6.42	(16%)	(23%)	$0.21
Fourth Quarter	$7.64	$6.98	$6.31	(9%)	(17%)	$0.21

(1)

NAV per share is determined as of the last day in the relevant quarter and therefore may not reflect the NAV per share on the date of the high and low sales prices.  The NAVs shown are based on outstanding shares at the end of each period and are attributable to First Eagle Alternative Capital BDC, Inc. (formerly, THL Credit, Inc.) and exclude the consolidated non-controlling interest.

(2)	Calculated as of the respective high or low sales price premium or discount divided by NAV, minus 1.
*	NAV for this period has not been determined.

Shares of business development companies that are listed on a securities exchange may trade at a market price that is less than the value of the net assets attributable to those shares.  The possibility that our shares of common stock will trade at a discount from net asset value or at premiums that are unsustainable over the long term is separate and distinct from the risk that our net asset value will decrease.  At times, our shares of common stock have traded at a premium to net asset value and at times our shares of common stock have traded at a discount to the net assets attributable to those shares.  It is not possible to predict whether the shares will trade at, above, or below net asset value.

As of March 3, 2021, we had 8 stockholders of record, which did not include stockholders for whom shares are held in nominee or “street” name.

Stock Performance Graph

This graph compares the return on our common stock with that of the S&P BDC Index Total Return and the NASDAQ Financial 100 Index for the period from April 21, 2010 (initial public offering) through December 31, 2020. The graph assumes that on April 21, 2010, $100 was invested in each of our common stock, the S&P BDC Index Total Return and the NASDAQ Financial 100 Index. The graph measures total stockholder return, which takes into account both changes in stock price and dividends. It assumes that dividends paid are invested in like securities.

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

Sales of unregistered securities

There were no dividends reinvested during the years ended December 31, 2020, December 31, 2019, or December 31, 2018 under the dividend reinvestment plan.

Issuer purchases of equity securities

During the year ended December 31, 2020, we purchased 341,310 shares at a weighted average price per share of $6.33, inclusive of commissions. This represents a discount of approximately 16.99% to average net asset value per share for the year ended December 31, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. The following table presents information with respect to our purchases of our common stock during the year ended December 31, 2020:

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

On June 23, 2020, we announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20.0 million of our common stock. Pursuant to the Tender Offer, we purchased 5.2 million shares of our common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19.5 million, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 14.7% of our issued and outstanding shares as of July 23, 2020. We retired all shares of common stock purchased in connection with the Tender Offer.

Fees and Expenses

The following table is intended to assist you in understanding the various costs and expenses of the Company and its consolidated subsidiaries that an investor in our common stock will bear directly or indirectly.

Stockholder Transaction Expenses
Sales Loan (as a percentage of offering price)	---%	(1)
Offering Expenses (as a percentage of offering price)	---%	(1)
Dividend Reinvestment Plan Fees	---%	(2)
Total Stockholder Transaction Expenses (as a percentage of offering price)	---%
Annual Expenses (as a Percentage of Net Assets Attributable to Common Shares)(3)
Base Management Fees	2.01%	(4)
Incentive Fees Payable Under the Investment Management Agreement (17.5% of ordinary income and capital gains)	0.00%	(5)
Interest Payments on Borrowed Funds (including Cost of Servicing Debt Securities and/or Preferred Stock)	5.78%	(6)
Other Expenses	2.65%	(7)
Acquired Fund Fees and Expenses	4.85%	(8)
Total Annual Expenses	15.29%	(9)

(1)

The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by the Company and its stockholders.  If applicable, the prospectus supplement and any related free writing prospectus relating to an offering of our common stock will disclose the offering price and the estimated offering expenses and total stockholder transaction expenses borne by the Company and its common stockholders as a percentage of the offering price.  In the event that shares of our common stock are sold to or through underwriters, the applicable prospectus supplement and any related free writing prospectus will also disclose the applicable sales load.

(2)	The expenses of the dividend reinvestment plan are included in “Other Expenses.”
(3)	The consolidated net assets attributable to common shares used to calculate the percentages in this table is our net assets of $185.2 million as of December 31, 2020.
(4)

Our base management fee under the investment management agreement is based on our gross assets without deduction for any liabilities and is payable quarterly in arrears.  See “Item 1 – Business – Investment Management Agreement.”  The management fee referenced in the table above is based upon the actual amounts incurred during the twelve months ended December 31, 2020.  Further our Advisor has agreed to waive management and incentive fees for the Company for the period from July 1, 2020 through March 31, 2021.  Such waivers are not included in this calculation.  See Note 4 “Related Party Transactions – Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2020.  We do not expect to have significant expense accruals at the end of each quarter and accordingly do not expect our other liabilities will have an impact on our base management fee rate in relation to net assets attributable to our common stock.

(5)

Assumes incentive fees that would have been earned by the Advisor, excluding the impact of realized and unrealized losses in the portfolio, remain consistent for the twelve months ended December 31, 2020, before giving effect to the waiver described below.  We did not accrue any capital gain incentive fees during the twelve months ended December 31, 2020.  As we cannot predict whether we will meet the thresholds for incentive fees under the Investment Management Agreement, the incentive fees paid in subsequent periods, if any, may be substantially different than the fees incurred, excluding the impact of realized and unrealized losses in the portfolio, during the twelve months ended December 31, 2020.  Further, our Advisor has agreed to waive management and incentive fees for the Company for the period from July 1, 2020 through March 31, 2021.  Such waivers are not included in this calculation.  For more detailed information about incentive fees payable to the Advisor under the terms of the Investment Management Agreement, please see Note 4 “Related Party Transactions – Investment Management Agreement” of our Consolidated Financial Statements for the year ended December 31, 2020.

(6)

We may borrow funds from time to time to make investments to the extent that the economic situation is conducive to doing so.  The costs associated with our borrowings are indirectly borne by our common stockholders.  Interest payments on borrowed funds represent interest expense and non-use commitment fees related to our $100.0 million revolving credit facility with ING Capital LLC, or the Revolving Facility, interest expense related to our 2022 Notes and 2023 Notes, and amortization of deferred financing costs.  Interest expense is calculated based upon $57.7 million outstanding on the Revolving Facility as of December 31, 2020 at an interest rate of 3.50% (contractual interest rate as of December 31, 2020).  Non-use commitment fees related to the Revolving Facility is based upon unused commitments calculated as the Revolving Facility commitment size of $100.0 million less $57.7 million outstanding on the Revolving Facility as of December 31, 2020.  Amortization of deferred financing costs is based on actual amounts incurred during the three months ended December 31, 2020 for the 2022 Notes and 2023 Notes, annualized for a full year, plus expected annual amortization for the Revolving Facility after adjusting for impact of October 16, 2020 amendment.

(7)

Other expenses include overhead expenses for the current fiscal year based on amounts incurred during the twelve months ended December 31, 2020, adjusted for one-time non-recurring charges, including payments under the administration agreement based on our allocable portion of overhead and other expenses incurred by the Administrator in performing its obligations under the administration agreement.  Other expenses also include income tax provision, excise and other taxes incurred during the twelve months ended December 31, 2020.  The Administrator performs services under the Administration Agreement at cost.  See “Business – Administration Agreement” in Part I, Item 1 of this Annual Report on Form 10-K.

(8)

Our stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the Investment Company Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the Investment Company Act (“Acquired Funds”).  This amount includes the estimated annual fees and expenses of Gryphon Partners 3.5, L.P., Freeport Financial SBIC Fund LP and First Eagle Logan JV LLC, which are our only Acquired Funds as of December 31, 2020.  Such fees and expenses are netted against distributions received by the Company.  The Total Annual Expenses presented in this table do not correlate to the Ratio of Expenses to Average Net Assets provided in the Financial Highlights section of the notes to our Consolidated Financial Statements, which reflects our operating expenses and does not include Acquired Fund Fees and Expenses.

(9)	Total annual expenses as a percentage of consolidated net assets attributable to common stock are higher than the total annual expenses would be for a company that is not leveraged.

Example

The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock.  In calculating the following expense amounts, we have assumed that our annual operating expenses would remain at the levels set forth in the table above and have excluded performance-based incentive fees.  See note 6 above for additional information regarding certain assumptions regarding our level of leverage.  In the event that shares are sold to or through underwriters, a corresponding prospectus supplement and any related free writing prospectus will restate this example to reflect the applicable sales load.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee)	$161	$430	$644	$1,002

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown.  While the example assumes, as required by the SEC, a 5% annual return, our performance will vary and may result in a return greater or less than 5%.  The incentive fee under the investment management agreement, which, assuming a 5% annual return, would either not be payable or would have a de minimis effect, is not included in the example.  If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses and returns to our investors would be higher.  For example, if we assumed that we received our 5.0% annual return completely in the form of net realized capital gains on our investments, which results in a capital gains incentive fee earned, the projected dollar amount of total cumulative expenses set forth in the above illustration and the capital gains incentive fee would be as follow:

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5% annual return (none of which is subject to a capital gains incentive fee)	$169	$450	$667	$1,021

In addition, the example assumes no sales load.  Also, while the example assumes reinvestment of all dividends at net asset value, participates in our dividend reinvestment plan will receive a number of shares of our common stock, determined by dividing the total dollar amount of the dividend payable to a participant by the market price per share of our common stock at the close of trading on the dividend payment date, which may be at, above or below net asset value.

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2020, 2019, and 2018.

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

The tax character of distributions declared and paid in 2020 represented $15.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2020 and 2019 were $5.4 million and $0.3 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2020, the percentage of 2020 income estimated as qualified interest income for tax purposes was 83.6%.

Senior Securities

Information about our senior securities (including preferred stock, debt securities and other indebtedness) is shown in the following tables as of the end of the last 10 fiscal years.  The report of our independent registered public accounting firm, PricewaterhouseCoopers LLP, on the senior securities table as of December 31, 2020 is included within this Annual Report.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit(4)
Revolving Facility
Fiscal 2020	$57,661	$2,083	$-	N/A
Fiscal 2019	$66,161	$2,275	$-	N/A
Fiscal 2018	$107,657	$2,332	$-	N/A
Fiscal 2017	$167,317	$2,230	$-	N/A
Fiscal 2016	$107,861	$2,314	$-	N/A
Fiscal 2015	$152,151	$2,219	$-	N/A
Fiscal 2014	$188,351	$2,286	$-	N/A
Fiscal 2013	$111,300	$3,217	$-	N/A
Fiscal 2012	$-	$-	$-	N/A
Fiscal 2011	$5,000	$54,523	$-	N/A
Term Loan Facility
Fiscal 2016	$75,000	$2,314	$-	N/A
Fiscal 2015	$106,500	$2,219	$-	N/A
Fiscal 2014	$106,500	$2,286	$-	N/A
Fiscal 2013	$93,000	$3,217	$-	N/A
Fiscal 2012	$50,000	$7,950	$-	N/A
Fiscal 2011	$-	$-	$-	N/A
2021 Notes
Fiscal 2017	$50,000	$2,230	$-	$1,021
Fiscal 2016	$50,000	$2,314	$-	$1,011
Fiscal 2015	$50,000	$2,219	$-	$1,015
Fiscal 2014	$50,000	$2,286	$-	$1,023
2022 Notes
Fiscal 2020	$60,000	$2,083	$-	$973
Fiscal 2019	$60,000	$2,275	$-	$1,014
Fiscal 2018	$60,000	$2,332	$-	$1,022
Fiscal 2017	$60,000	$2,230	$-	$1,036
Fiscal 2016	$60,000	$2,314	$-	$1,012
Fiscal 2015	$35,000	$2,219	$-	$997
2023 Notes
Fiscal 2020	$51,607	$2,083	$-	$972
Fiscal 2019	$51,607	$2,275	$-	$1,033
Fiscal 2018	$51,607	$2,332	$-	$1,005
Total Senior Securities
Fiscal 2020	$169,268	$2,083	$-	N/A
Fiscal 2019	$177,768	$2,275	$-	N/A
Fiscal 2018	$219,264	$2,332	$-	N/A
Fiscal 2017	$277,317	$2,230	$-	N/A
Fiscal 2016	$292,861	$2,314	$-	N/A
Fiscal 2015	$343,651	$2,219	$-	N/A
Fiscal 2014	$344,851	$2,286	$-	N/A
Fiscal 2013	$204,300	$3,217	$-	N/A
Fiscal 2012	$50,000	$7,950	$-	N/A
Fiscal 2011	$5,000	$54,523	$-	N/A
(1)	Total amount of each class of senior securities outstanding at the end of the period presented.
(2)

The asset coverage ratio for a class of senior securities representing indebtedness is calculated as our consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit.”
(3)	The amount to which such class of senior security would be entitled upon the involuntary liquidation of the issuer in preference to any security junior to it.
(4)

Not applicable, except for with respect to the 2021 Notes, the 2022 Notes and the 2023 Notes, as other senior securities are not registered for public trading on a stock exchange.  The average market price per unit for each of the 2021 Notes, the 2022 Notes and the 2023 Notes is based on the average daily closing prices as reported on the NYSE during the period presented and is expressed per $1,000 of indebtedness.

Item 6.	Reserved.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2020, we, together with our credit-focused affiliates, collectively had $20.3 billion of assets under management. This amount included our assets, assets of the managed funds and a separate account managed by us, and assets of the collateralized loan obligations (CLOs), separate accounts and various fund formats, including any uncalled commitments of private funds, as managed by the investment professionals of the Advisor or its consolidated subsidiary.

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

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2020, we have been responsible for making, on behalf of ourselves, our managed funds and separately managed account, over $2.3 billion in aggregate commitments into 143 separate portfolio companies through a combination of both initial and follow-on investments. Since April 2010 through December 31, 2020, we, along with our managed funds and separately managed account, have received $1.8 billion of gross proceeds from the realization of investments. We alone have received $1.5 billion of gross proceeds from the realization of our investments during this same time period. As of December 31, 2020, our managed funds, First Eagle Greenway, LLC, or Greenway, and First Eagle Greenway II, LLC, or Greenway II, and its separately managed account, collectively Greenway II, have received $190.8 million, or 127.2% of committed capital, and $208.5 million, 111.5% of the committed capital, respectively.

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

We have enhanced our portfolio monitoring practices to include a potential threat assessment of the impact of COVID-19 on our portfolio companies, and we are maintaining frequent contact with our borrowers, sponsors and co-lenders. We have continued to fund our existing debt commitments. We expect the impacts of COVID-19 are likely to continue to some extent as the outbreak persists, and potentially even longer as a resurgence across the globe is widely anticipated in winter. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on economic and market conditions, and, as a result, present material uncertainty and risk with respect to us and the performance of our portfolio companies. The full extent of the impact and effects of COVID-19 will depend on future developments, including, among other factors, the duration and spread of the outbreak, along with related travel advisories, quarantines and restrictions, the recovery time of the disrupted supply chains and industries, the impact of labor market interruptions, the impact of government interventions, the availability of effective vaccines, and uncertainty with respect to the duration of a global economic slowdown. Depending on the duration and extent of the disruptions to the operations of our portfolio companies, we expect that some of our portfolio companies may curtail business operations, reduce employee workforces or defer capital expenditures if subjected to prolonged financial distress, which could impair their business on a permanent basis. These impairments could possibly lead to defaults on their financial obligations to us and other capital providers. These developments may result in further losses and/or restructurings that may lead to decreased investment income.

Our net asset value for the quarter ended March 31, 2020 was significantly reduced compared to our net asset value as of December 31, 2019, primarily as a result of the impact of COVID-19. The decrease in net asset value as of March 31, 2020 primarily resulted from an increase in the aggregate unrealized depreciation of our investment portfolio resulting from decreases in the fair value of some of our portfolio company investments primarily due to the immediate adverse economic effects of COVID-19 and associated uncertainties of its long-term impact, as well as the re-pricing of credit risk and increased volatility in the broadly syndicated credit market. As of December 31, 2020, our net asset value increased as compared to March 31, 2020 resulting from a decrease in the aggregate unrealized depreciation of our investment portfolio. We believe the decrease in unrealized depreciation from the period March 31, 2020 to December 31, 2020 is primarily attributable to reduced volatility and continued stabilization in the broadly syndicated market.

The financial results for the year ended December 31, 2020 do not reflect the full anticipated impact of COVID-19 on our operations as many of the preventative measures utilized in the U.S., including quarantines and travel restrictions, are ongoing.

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

Portfolio Composition and Investment Activity

Portfolio Composition

As of December 31, 2020, we had $337.7 million of portfolio investments (at fair value), which represents a $46.4 million, or 12.1% decrease from the $384.1 million (at fair value) as of December 31, 2019. Our portfolio consisted of 51 investments, including Greenway and Greenway II as of December 31, 2020, compared to 52 portfolio investments, including Greenway and Greenway II, as of December 31, 2019. The decrease in fair value of our portfolio is largely attributed to portfolio contraction (as measured by total dollars invested) and a decrease in the valuation of certain portfolio assets, including OEM Group, LLC (“OEM Group”) and First Eagle Logan JV LLC (the “Logan JV”). As of December 31, 2020, we had $93.8 million of controlled portfolio investments (at fair value) in three portfolio companies, which represents a $48.1 million, or 33.9% decrease from $141.9 million (at fair value) as of December 31, 2019 in four portfolio companies. The decrease in controlled portfolio companies was largely the result of the sale of our equity interest in C&K Market, Inc. and a decrease to the fair value of OEM Group, Inc and Logan JV. Our average controlling equity position at December 31, 2020 was approximately $28.1 million and $12.8 million at cost and fair value, respectively. Our average controlling equity position at December 31, 2019 was approximately $44.7 million and $35.5 million at cost and fair value, respectively. Our investment in Logan JV represented 20.2% and 21.7% of our portfolio investments as of December 31, 2020 and December 31, 2019, respectively. We are currently limiting new investments in new portfolio companies to 2.5% of our investment portfolio based upon the most recent market value.

The following table shows certain portfolio highlights based on cost and fair value (in millions).

	As of
	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Largest portfolio company investment - Logan JV	$92.1	$68.1	$97.1	$83.4
Largest portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	23.3	21.6	23.1	20.9
Average portfolio company investment	7.5	6.4	8.5	7.4
Average portfolio company investment - excluding Logan JV, Greenway I and II, investments where we hold controlling equity position and investments where we hold equity only	5.8	5.7	6.7	6.2
Total investments where we hold controlling equity position and investments where we hold equity only, including Greenway I and II	67.8	35.5	91.1	66.4

At December 31, 2020, based upon fair value, 96.8% of our income-producing debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR. At December 31, 2019, 100% of our debt investments bore interest based on floating rates, which may be subject to interest rate floors, such as LIBOR.

The following table shows the weighted average yield by investment category at their current cost.

	As of
Description:	December 31, 2020	December 31, 2019
First lien senior secured debt (1)(5)	7.4%	8.0%
Second lien debt (1)(5)	4.2%	12.8%
Subordinated debt	11.0%	—
Income-producing equity securities (2)	—	—
Debt and income-producing investments (1)(3)(5)	7.0%	8.2%
Logan JV (4)	7.6%	10.5%
All investments including Logan JV (1)(4)(5)	7.1%	8.7%

(1)	Includes all loans on non-accrual status and restructured loans for which income is not being recognized as of December 31, 2020
(2)

Includes income from debt-like equity securities where there is a stated rate and amounts are due on a fixed payment schedule. At December 31, 2020, there is one debt-like income-producing security which we do not expect to collect stated income on.

(3)	Includes yields on controlled investments, but excludes the yield on the Logan JV.
(4)

As of December 31, 2020 and December 31, 2019, the dividend income portion of distributions declared and earned of $7.1 million and $9.8 million for the years ended December 31, 2020 and December 31, 2019, respectively, represented a yield to us of 7.6% and 10.5%, respectively, based on average capital invested. We expect the dividend yield to fluctuate as a result of the timing of additional capital invested, the changes in asset yields in the underlying portfolio and the overall performance of the Logan JV investment portfolio.

(5)

Excluding restructured loans for which income is not being recognized as of December 31, 2020, the weighted average yield would be 7.6% on first lien senior secured debt, 11.8% on second lien debt, 7.8% on debt and income-producing investments and 7.7% on all investments including Logan JV.

The weighted average yield of our debt investments is not the same as a return on investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our fees and expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2020 and 2019, including accretion of original issue discount and loan origination fees. This weighted average yield reflects the impact of loans on non-accrual status and restructured loans for which income is not being recognized as of December 31, 2020. There can be no assurance that the weighted average yield will remain at its current level. As of December 31, 2020 and 2019, 1.5% and 1.7% of our investment portfolio at fair value was comprised of non-income producing equity and warrant investments. We intend to continue to reduce our non-income producing investments in 2021 and beyond. No assurance can be given that we will be successful in achieving this target.

In evaluating our portfolio performance, among other factors, we consider portfolio companies’ adjusted earnings before interest, taxes, depreciation and amortization, or EBITDA, and leverage as an investment metric. As of December 31, 2020 and 2019, portfolio investments, in which we have debt investments, had a median EBITDA of approximately $18.5 million and $16.0 million, respectively, based on the latest available financial information provided by the portfolio companies for each of these periods. As of December 31, 2020 and 2019, our median attachment point in the capital structure of our debt investments in portfolio companies is approximately 4.3 times and 4.6 times the portfolio company’s EBITDA, respectively, based on our latest available financial information for each of these periods.

We expect the percent of our portfolio investments in the companies not owned by a private equity sponsor, or unsponsored investments to decrease over time as we work through restructurings, which may include providing additional liquidity through revolving loans, and ultimately exit our unsponsored investments. However, these portfolio investments may require follow-on capital as we work through restructurings, which will increase our exposure to these investments. Going forward we expect unsponsored investments we make, if any, would only be in first lien senior secured investments. As of December 31, 2020, our portfolio of unsponsored debt investments included two investments, excluding our investment in Wheels Up Partners, LLC, which is a non-income producing equity security. One is performing at or above our expectations and has an Investment Score of 2. The other unsponsored investment has an Investment Score of 5. As of December 31, 2019, our portfolio of unsponsored debt investments included four investments. Three were performing at or above our expectations and had an Investment Score of 1 or 2. The other unsponsored investment had an Investment Score of 3.

As of December 31, 2020, we have closed portfolio investments with 86 different sponsors since inception. As of December 31, 2019, we had closed portfolio investments with 71 different sponsors since inception.

The following table summarizes sponsored and unsponsored investments based on amortized cost and fair value (in millions).

	As of December 31, 2020			As of December 31, 2019
	Amortized Cost	Fair Value	Fair Value as % of Total	Amortized Cost	Fair Value	Fair Value as % of Total
Sponsored Investments (1)	$257.8	$239.9	90.0%	$272.9	$241.4	80.3%
Unsponsored Investments (1)	46.4	26.7	10.0%	72.3	59.3	19.7%
Total	$304.2	$266.6	100.0%	$345.2	$300.7	100.0%

(1)	Excludes Greenway I, Greenway II, Logan JV.

The following table summarizes the amortized cost and fair value of investments by type as of December 31, 2020 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$245.9	61.6%	$233.7	69.2%
Investment in Logan JV	92.1	23.1%	68.1	20.2%
Second lien debt	34.7	8.7%	22.1	6.5%
Subordinated debt	5.8	1.5%	5.8	1.7%
Equity investments	17.4	4.3%	5.1	1.5%
Investments in funds	3.4	0.8%	2.9	0.9%
Total investments	$399.3	100.0%	$337.7	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07; these assets are valued at net asset value.

The following table summarizes the amortized cost and fair value of investments by type as of December 31, 2019 (in millions).

Description	Amortized Cost	Percentage of Total	Fair Value (1)	Percentage of Total
First lien senior secured debt	$295.8	66.9%	$263.6	68.7%
Investment in Logan JV	97.1	22.0%	83.4	21.7%
Equity investments	33.8	7.6%	21.5	5.6%
Second lien debt	11.9	2.7%	12.0	3.1%
Investments in funds	3.4	0.8%	3.6	0.9%
Warrants	0.2	0.0%	—	0.0%
Total investments	$442.2	100.0%	$384.1	100.0%

(1)

All investments are categorized as Level 3 in the fair value hierarchy, except for 1) certain broadly syndicated loans which are categorized as Level 2 in the fair value hierarchy and noted as such on the Consolidated Schedule of Investments as of December 31, 2019 and 2) investments in funds and the Logan JV, which are excluded from the fair value hierarchy in accordance with ASU 2015-07. These assets are valued at net asset value.

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

The following table summarizes our realized gains (losses) and changes in our unrealized appreciation and depreciation on control and affiliate investments for the years ended December 31, 2020 and December 31, 2019 (in millions)

	Year Ended December 31, 2020
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2020	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
Shares of common stock	$—	$2.8	$1.9	$(4.8)	4.1
Shares of preferred stock	—	—	0.3	$0.7	(0.3)
Loadmaster Derrick & Equipment, Inc. (3)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	—	—	(0.7)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	7.4	0.3	(1.0)	—	—
12,130.51 shares of common stock	—	—	—	—	—
2,955.60 shares of preferred stock	—	—	—	—	—
OEM Group, LLC (4)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	—	—	24.2	(18.3)	(18.3)
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	—	—	2.6	0.2	0.2
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	—	—	(0.7)	0.6	0.6
Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025	8.5	0.2	—	—	—
Second lien term loan 10.0% PIK due 9/30/2026	9.8	—	(12.4)	—	—
10,000 shares of common stock	—	—	—	—	—
First Eagle Logan JV LLC (5)
80% economic interest	68.1	7.1	(10.3)	—	—
Total Control Investments	$93.8	$10.4	$4.0	$(21.7)	$(13.7)
Affiliate Investments
First Eagle Greenway Fund LLC (6)
Investment in fund	—	—	—	—	—
First Eagle Greenway II Fund LLC (6)
Investment in fund	—	0.2	—	—	—
Total Affiliate Investments	$—	$0.2	$—	$—	$—
Total Controlled and Affiliated Investments	$93.8	$10.6	$4.0	$(21.7)	$(13.7)

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2020 and 2019. Common stock and preferred stock, in some cases, are generally non-income producing.

(2)	Represents the total amount of interest, fees, and dividends credited to income for the portion of the year an investment was included in the Control and Affiliate categories
(3)

In December 2016, we exercised our warrants in connection with an acquisition of common stock from the sponsor and company management to take a controlling interest in Loadmaster Derrick Equipment, Inc.

(4)

On September 30, 2020, the Company restructured its non-accruing first lien senior secured term loan and revolvers in OEM Group, LLC (“OEM”) into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par.  The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2020.  This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

(5)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, we invest in Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from both Perspecta and us.

(6)

Income includes certain fees related to investment management services provided by the Company, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction.

	Year Ended December 31, 2019
Type of Investment/Portfolio company (1)	Fair Value at December 31, 2019	Investment Income (2)	Change in Unrealized Appreciation/ (Depreciation)	Reversal of Change in Unrealized Appreciation/ (Depreciation)	Realized Gains/ (Losses)
Control Investments
C&K Market, Inc.
1,992,365 shares of common stock	$5.2	$2.6	$(0.1)	$—	$—
1,992,365 shares of preferred stock	10.0	—	—	—	—
Copperweld Bimetallics LLC (3)
Second lien term loan 12% cash due 10/5/2021	—	0.5	—	—	—
676.93 shares of preferred stock	—	0.4	—	(0.5)	0.5
609,230 shares of common stock	—	1.8	—	(6.3)	15.9
Loadmaster Derrick & Equipment, Inc. (4)
First lien senior secured term loan 11.9% (LIBOR + 10.3% PIK) due 12/31/2020	0.7	—	(0.9)	—	—
First lien senior secured term loan 13.7% PIK (LIBOR + 12.0% PIK) due 12/31/2020	—	—	—	—	—
First lien senior secured revolving term loan 13.1% (LIBOR+ 10.3%) due 12/31/2020	7.6	—	1.2	—	—
12,130.51 shares of common stock	—	—	—	—	—
2,955.60 shares of preferred stock	—	—	—	—	—
OEM Group, LLC (5)
First lien senior secured term loan 12.0% (LIBOR+9.5%) cash due 2/15/2019	13.8	2.3	(6.0)	—	—
First lien senior secured revolving term loan 12.0% (LIBOR+ 9.5%) cash due 6/30/2017	6.6	1.1	(2.8)	—	—
Senior secured revolving term loan 12.0% (LIBOR+ 9.5%)	14.6	1.2	—	—	—
10,000 shares of common stock	—	—	(1.7)	—	—
First Eagle Logan JV LLC (6)
80% economic interest	83.4	9.8	(6.1)	—	—
Total Control Investments	$141.9	$19.7	$(16.4)	$(6.8)	$16.4
Affiliate Investments
First Eagle Greenway Fund LLC (7)
Investment in fund	—	0.1	—	—	—
First Eagle Greenway II Fund LLC (7)
Investment in fund	—	0.4	—	—	—
Charming Charlie LLC (8)
Charming Charlie LLC 12.3% (LIBOR+10%)(7.3% Cash and 5.0% PIK) due 4/23/2023	—	—	—	5.2	(11.1)
Charming Charlie LLC 12.3% (LIBOR+10%)(3.3% Cash and 9.0% PIK) due 4/23/2023	—	—	—	8.0	(13.6)
Charming Charlie LLC 20% cash due 5/15/2019	—	0.1	—	—	—
Charming Charlie LLC Senior Secured Delayed Draw Term Loan	—	—	—	—	—
Charming Charlie LLC	—	—	—	(0.5)	—
Total Affiliate Investments	$—	$0.6	$—	$12.7	$(24.7)
Total Controlled and Affiliated Investments	$141.9	$20.3	$(16.4)	$5.9	$(8.3)

(1)

The principal amount and ownership detail is shown in the Consolidated Schedule of Investments as of December 31, 2019. Common stock and preferred stock, in some cases, are generally non-income producing.

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

Investment Activity

The following is a summary of our investment activity, presented on a cost basis, for the years ended December 31, 2020 and 2019 (in millions).

	Year ended December 31, 2020
	2020	2019
New portfolio investments	$51.0	$87.1
Existing portfolio investments:
Follow-on investments (1)	4.8	42.9
Delayed draw and revolver investments (1)	24.9	16.3
Total existing portfolio investments	29.7	59.2
Total portfolio investment activity	$80.7	$146.3
Number of new portfolio investments	15	22
Number of follow-on investments	9	18
First lien senior secured debt	$80.6	$138.1
Equity investments	0.1	0.2
Total portfolio investments	$80.7	$146.3
Weighted average yield of new debt investments	7.9%	8.9%
Weighted average yield, including all new income-producing investments	7.9%	9.0%

(1)	Includes follow-on investments in controlled investments. Refer to Schedule 12-14 for additional detail beginning on page 204 of this report for additional detail.

For the years ended December 31, 2020 and 2019, we recognized proceeds from prepayments and sales of our investments, including any prepayment premiums, totaling $82.9 million and $193.9 million, respectively. Please refer to “Results of Operations - Net Realized Gains and Losses on Investments, net of income tax provision” for additional details surrounding certain investments that were sold.

The following are proceeds received from notable prepayments, sales and other activity related to our investments (in millions):

For the year ended December 31, 2020

•	Proceeds of $23.3 million from the sale of eight senior secured syndicated investments made in December 2019 resulting in a $0.1 million net realized gain;
•	Repayment of a first lien senior secured loan in It’s Just Lunch International at par, which resulted in proceeds of $5.5 million;
•

Repayment of a first lien senior secured term loan on Holland Intermediate Acquisition Corp. with proceeds received of $2.6 million and additional receivable accrual of $1.3 million. A realized loss of $17.4 million was recorded which was offset by a corresponding reversal of unrealized depreciation;

•	Sale of a first lien senior secured term loan in MB Medical Operations LLC with proceeds received of $2.6 million, resulting in a nominal gain.
•	Repayment of a first lien senior secured term loan in SynteractHCR Holdings Corporation at par, which resulted in proceeds of $6.1 million;
•

Repayment of a first lien senior secured term loan and a first lien delayed draw term loan in Simplicity Financial Marketing Holdings Inc at par, which resulted in proceeds of $3.4 million and $1.1 million, respectively;

•	Repayment of a first lien senior secured term loan and a first lien revolving facility in NCP Investor Inc at par, which resulted in proceeds of $6.9 million and $0.7 million, respectively;
•

Sale of series A preferred equity and commons shares in C&K Market, Inc, which resulted in cash proceeds of $10.7 million, a subordinated sellers note of $5.8 million at par value, and warrants valued at $0; and

•

A bankruptcy resolution resulting in the restructuring of the senior secured term loan in smarTours, LLC which had a pre-petition value of $5.4 million. A first lien term loan of $2.1 million and a second lien term loan of $0.5 million was received in consideration, and a $2.3 million loss was recognized on the proceeds, which includes recognizing capitalized PIK interest of $0.3 million as a realized loss.

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

Aggregate Cash Flow Realized Gross Internal Rate of Return

Since April 2010, after we completed our initial public offering and commenced principal operations, through December 31, 2020, our fully exited investments have resulted in an aggregate cash flow realized gross internal rate of return to us of 10.7% (based on cash invested of $1.6 billion and total proceeds from these exited investments of $1.9 billion). 78.0% of these exited investments resulted in an aggregate cash flow realized gross internal rate of return to us of 10% or greater. Internal rate of return, or IRR, is a measure of our discounted cash flows (inflows and outflows). Specifically, IRR is the discount rate at which the net present value of all cash flows is equal to zero. That is, IRR is the discount rate at which the present value of total cash invested in our investments is equal to the present value of all realized returns from the investments. Our IRR calculations are unaudited.

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

As of December 31, 2020 and December 31, 2019, Logan JV had the following commitments, contributions and unfunded commitments from its members (in millions).

	As of December 31, 2020
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

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2020 and December 31, 2019, the Logan JV Credit Facility had $275.0 million of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. As of December 31, 2020, the final maturity date of the Logan JV Credit Facility is July 12, 2025 with the revolving loan period ending on July 12, 2025. As of December 31, 2020 and December 31, 2019, Logan JV had $166.5 million and $236.1 million of outstanding borrowings under the credit facility, respectively. At December 31, 2020, the effective interest rate on the Logan JV Credit Facility was 2.46% per annum.

The Logan JV Credit Facility was amended on January 9, 2021, whereby the commitments were decreased to $225,000,000, pricing was increased to (LIBOR + 2.5%) and maturity was extended to July 12, 2025, with the revolving loan period ending on July 12, 2023.

As of December 31, 2020 and December 31, 2019, Logan JV had total investments at fair value of $221.4 million and $332.2 million, respectively. As of December 31, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien and second lien loans to 92 and 131 different borrowers, respectively. As of December 31, 2020, there were three loans from two issuers on non-accrual status with an amortized cost and fair value of $1.1 million. As of December 31, 2019, there was one loan on non-accrual status with an amortized cost and fair value of $5.3 million and $2.1 million, respectively. As of December 31, 2020 and December 31, 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $6.2 million and $3.9 million, respectively. The portfolio companies in Logan JV are in industries similar to those in which we may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2020 and 2019 (dollar amounts in thousands):

	As of December 31, 2020	As of December 31, 2019
First lien secured debt, at par	$233,614	$338,439
Second lien debt, at par	7,111	8,529
Total debt investments, at par	$240,725	$346,968
Weighted average yield on first lien secured loans (1)	5.6%	6.6%
Weighted average yield on second lien loans (1)	8.7%	9.7%
Weighted average yield on all loans (1)	5.7%	6.7%
Number of borrowers in Logan JV	92	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,596	$24,906

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for our stockholders but, rather, relates to a portion of our investment portfolio and is calculated before the payment of our expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2020 and December 31, 2019, respectively, but excluding the effective rates on investments on non-accrual status, if any. There can be no assurance that the weighted average yield will remain at its current level.

For the years ended December 31, 2020, 2019 and 2018 our share of income from distributions declared related to our Logan JV equity interest was $7.1 million, $9.8 million and $9.8 million, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations and reduction of cost basis in the Consolidated Statements of Assets and Liabilities, as applicable. As of December 31, 2020 and December 31, 2019, $1.6 million and $2.6 million, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020 and December 31, 2019, $0.1 million and $0.3 million of return of capital associated with distributions declared was included in the distribution receivable on the Consolidated Statements of Assets and Liabilities, respectively. Distributions declared and earned for the years ended December 31, 2020, 2019 and 2018 represented dividend yields to the Company of 7.6%, 10.5% and 12.0%, respectively, based upon average capital invested.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Total United States of America				$6,861	$6,707

Total Second Lien Term Loans				$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense	03/27/2020	1	$203	$32

Total United States of America				$203	$32

Total Equity Investments				$203	$32

Total Investments				$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund				31,632	31,632
Other cash accounts				555	555
Total Cash equivalents				$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,362,166, of which $956,513 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a revolver commitment of $451,128, which was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)

Represents a delayed draw commitment of $1,251,077, which $700,000 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $3,000,000, which $2,434,455 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)

Represents a delayed draw commitment of $1,000,000, which $307,500 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $41,567, which was unfunded as of December 31, 2020. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $629,847, which $554,431 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a revolver commitment of $318,182, which was unfunded as of December 31, 2020. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $494,607, which $300,391 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2020 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of December 31, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Total Equity Investments	$576	$-

Total Investments	$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund	10,596	10,596
Other cash accounts	964	964
Total Cash equivalents	$11,560	$11,560

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 (in thousands):

Selected Balance Sheet Information

	As of December 31, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $231,535 and $340,083, respectively)	$221,418	$332,182
Cash	32,187	11,560
Other assets	882	4,234
Total assets	$254,487	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$165,830	$234,621
Payable for investments purchased	-	2,888
Distribution payable	2,100	3,650
Other liabilities	1,391	2,576
Total liabilities	$169,321	$243,735
Members' capital	$85,166	$104,241
Total liabilities and members' capital	$254,487	$347,976

Selected Statement of Operations Information

	For the year ended December, 31 2020	For the year ended December, 31 2019	For the year ended December, 31 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$17,887	$25,190	$22,627
Fee income	175	118	183
Total revenues	18,062	25,308	22,810
Credit facility expenses (1)	8,179	12,644	10,510
Other fees and expenses	386	457	426
Total expenses	8,565	13,101	10,936
Net investment income	9,497	12,207	11,874
Net realized loss	(11,356)	(7,079)	(2,132)
Net change in unrealized depreciation on investments	(2,216)	(569)	(5,023)
Net increase (decrease) in members' capital from operations	$(4,075)	$4,559	$4,719
(1)

As of December 31, 2020, Logan JV had $166,541 of outstanding debt under its credit facility with an effective interest rate of 2.46% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under its credit facility with an effective interest rate of 4.25% per annum.   As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum

OEM Group LLC

On September 30, 2020, the Company restructured its non-accruing first lien senior secured term loan and revolvers in OEM Group, LLC (“OEM”) into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par.  The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2020.  This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

In December 2020, OEM completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Term LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt.  The Company made an additional $1,000 investment in the first lien loan to facilitate the completion of the sale and cover near-term costs associated with the transition of certain assets and settlement of certain liabilities.

OEM also consummated the sale of certain assets and liabilities of the Pennsylvania based division to a minority shareholder of the company on December 18, 2020.  There was no cash consideration exchanged in connection with the transaction.

As of December 31, 2020, the Company holds all outstanding debt and equity of OEM.  In connection with OEM’s sale of its Arizona based division to Plasma Therm, the Company reduced the value of its second lien term loan to reflect the expected recovery from the deferred royalty payments over time, resulting in a change in unrealized depreciation on the Company’s investment in OEM of $12,380.  The fair value of the Company’s investments in OEM are described in Footnote 3 of the consolidated financial statements.

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

The Advisor monitors and, when appropriate, changes the investment scores assigned to each investment in our portfolio. In connection with our investment valuation process, the Advisor and board of directors review these investment scores on a quarterly basis. Our average portfolio company investment score was 2.24 and 2.17 at December 31, 2020 and December 31, 2019, respectively. The following is a distribution of the investment scores of our portfolio companies at December 31, 2020 and 2019 (in millions):

	December 31, 2020				December 31, 2019
Investment Score	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV	Amortized Cost	% of Total Portfolio based on Amortized Cost	Fair Value	% of Total Portfolio based on FV
1(a)	$21.9	5.5%	$22.2	6.7%	$48.5	11.0%	$50.8	13.2%
2(b)	299.6	75.0%	273.3	80.9%	250.8	56.7%	239.8	62.5%
3(c)	3.5	0.9%	3.2	0.9%	103.9	23.5%	78.4	20.4%
4(d)	16.2	4.1%	13.3	3.9%	—	0.0%	—	0.0%
5(e)	58.1	14.5%	25.7	7.6%	39.0	8.8%	15.1	3.9%
Total	$399.3	100.0%	$337.7	100.0%	$442.2	100.0%	$384.1	100.0%

(a)

As of December 31, 2020 and December 31, 2019, Investment Score “1”, based upon fair value, included $0.0 million and $5.1 million, respectively, of loans to companies in which we also hold equity securities.

(b)

As of December 31, 2020 and December 31, 2019, Investment Score “2”, based upon fair value, included $45.4 million and $17.2 million, respectively, of loans to companies in which we also hold equity securities.

(c)

As of December 31, 2020 and December 31, 2019, Investment Score “3”, based upon fair value, included $0.0 million and $74.1 million, respectively, of loans to companies in which we also hold equity securities.

(d)

As of December 31, 2020 and December 31, 2019, Investment Score “4”, based upon fair value, included $13.3 million and $0.0 million, respectively, of loans to companies in which we also hold equity securities.

(e)

As of December 31, 2020 and December 31, 2019, Investment Score “5”, based upon fair value, included $25.7 million and $8.3, respectively, of loans to companies in which we also hold equity securities.

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and fair value of $7.4 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million. The decrease in loans on non-accrual status is attributable to our exit of certain non-accrual loans. For additional information, please refer to the Consolidated Schedules of Investments as of December 31, 2020 and 2019. Once a loan is placed on non-accrual, our Advisor takes steps to maximize recovery on our investments, including restructuring or disposition of our positions. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations.

In certain instances, we may enter into an agreement to restructure a loan where we determined the full balance of principal or interest may not be collectible at the date of origination.  As a result of this determination, we do not recognize interest income on these balances.  As of December 31, 2020, we have two loans with an amortized cost basis of $27.2 million and fair value of $13.8 million, which meet the above criteria.  As of

December 31, 2019, we had no loans meeting this criteria.  For additional information, please refer to the Consolidated Schedules of Investments as of as of December 31, 2020 and 2019.

Results of Operations

Comparison of the years ended December 31, 2020, 2019 and 2018

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

The following shows the breakdown of investment income for the years ended December 31, 2020, 2019 and 2018 (in millions):

	For the years ended December 31,
	2020	2019	2018
Interest income on debt securities
Cash interest	$17.2	$30.6	$43.4
PIK interest	0.9	2.4	2.3
Prepayment premiums	0.1	0.4	0.6
Net accretion of discounts and other fees	0.9	1.2	3.4
Total interest on debt securities	19.1	34.6	49.7
Dividend income (1)	10.0	14.1	12.2
Interest income on other income-producing securities	-	0.3	2.8
Fees related to non-controlled, affiliated investments	0.2	0.6	1.0
Other income (2)	0.5	2.9	1.2
Total investment income	$29.8	$52.5	$66.9

(1)	Includes dividend income from preferred and common equity interests in C&K Market, Inc., Copperweld Bimetallics, LLC, and Logan JV.
(2)	For the years ended December 31, 2020, 2019 and 2018, we recognized $0.0 million, $1.5 million and $0.1 million, respectively, of non-recurring fees from portfolio companies.

The decrease in investment income from 2019 to 2020 was primarily due to the contraction in our overall investment portfolio (based on dollars invested) since December 31, 2019, coupled with declining LIBOR rates, which led to lower interest income. Additionally, dividend income decreased due to a smaller Logan JV portfolio and the sale of Copperweld Bimetallics LLC in September 2019.  Other income declined during the period due to lower one-time fees.

The decrease in investment income from 2018 to 2019 was primarily due to the contraction in our overall investment portfolio (based on dollars invested) since December 31, 2018, which led to lower interest income. The decrease was partially offset by higher dividend income from certain equity investments and higher other income related to one-time fees.

The following shows a rollforward of PIK income activity for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
	2020	2019	2018
Accumulated PIK balance, beginning of year	$3.6	$3.9	$3.9
PIK income capitalized/receivable	1.1	2.5	2.5
PIK reduction due to sale	—	(2.3)	—
PIK received in cash from repayments	—	(0.5)	(1.6)
PIK reduced through restructurings/sales	(3.5)	—	—
PIK deemed uncollectible	—	—	(0.9)
Accumulated PIK balance, end of year	$1.2	$3.6	$3.9

In certain investment transactions, we may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. We earned no income from advisory services related to portfolio companies for the years ended December 31, 2020, 2019 and 2018.

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

The following shows the breakdown of expenses for the years ended December 31, 2020, 2019 and 2018 (in millions):

	For the years ended December 31,
	2020	2019	2018
Expenses
Interest and fees on Borrowings (a)	$12.3	$14.1	$16.7
Base management fees	3.7	6.0	9.0
Incentive fees	(0.4)	(0.1)	1.7
Other expenses	3.9	3.7	4.0
Administrator expenses	1.1	1.5	2.1
Total expenses	20.6	25.2	33.5
Management fee waiver	(1.8)	(0.5)	—
Incentive fee waiver	—	—	(1.7)
Total expenses, net of fee waivers	18.8	24.7	31.8
Income tax provision, excise and other taxes (b)	0.1	0.4	0.3
Total expenses after taxes	$18.9	$25.1	$32.1

(a)	Interest, fees and amortization of deferred financing costs related to our Revolving Facility, Term Loan Facility, and Notes.
(b)

Amounts include the income taxes related to earnings by our consolidated corporate subsidiaries established to hold equity or equity-like investments in portfolio companies organized as pass-through entities and excise taxes related to our undistributed earnings and other taxes.

The decrease in expenses from 2019 to 2020 was due primarily to lower net base management fees due to portfolio contraction, as well as the effect of the Advisor’s waiver of base management fees beginning in the third quarter of 2020.  Additionally, interest and fees on our Credit Facility decreased due to a reduction in borrowings outstanding, a decrease in LIBOR and lower fees resulting from a reduction in credit facility size, offset marginally by an increase in the contractual spread on the Credit Facility.

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

Net Investment Income

Net investment income was $10.8 million, or $0.35 per common share based on a weighted average of 31,341,857 common shares outstanding for the year ended December 31, 2020, as compared to $27.4 million, or $0.87 per common share based on a weighted average of 31,312,987 common shares outstanding for the year ended December 31, 2019, as compared to $34.8 million, or $1.07 per common share based on a weighted average of 32,633,663 common shares outstanding for the year ended December 31, 2018.

The decrease in net investment income from 2019 to 2020 is primarily attributable to a decrease in interest income on debt and other income-producing investments due to portfolio contraction and a declining LIBOR, as well as additional positions placed on non-accrual, partially offset by lower borrowing costs, incentive and net base management fees (net of waivers).

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

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2020, 2019 and 2018 (in millions):

	For the years ended December 31,
	2020	2019	2018
Aerogroup International Inc. (1)	$0.1	$(2.4)	$(7.2)
Alex Toys, LLC (2)	—	(1.4)	—
Allied Wireless Services, LLC (3)	(5.3)	—	—
Charming Charlie LLC (4)	(2.6)	(24.6)	(11.5)
Copperweld Bimetallics, LLC (5)	(0.1)	16.3	—
Constructive Media, LLC	0.1	0.2	0.4
C&K Market, Inc. (6)	3.8	—	—
Duff & Phelps Corporation	—	—	0.8
Fairstone Financial Inc. (7)	—	0.2	0.2
Gryphon Partners 3.5, L.P.	0.1	0.5	0.3
Holland Intermediate Acquisition Corp. (8)	(17.4)	—	—
LAI International, Inc. (9)	—	(23.0)	—
Martex Fiber Southern Corp. (10)	—	(5.5)	—
New Host Holdings, LLC (11)	(2.0)	—	—
OEM Group, LLC (12)	(17.5)	—	—
smarTours, LLC (13)	(2.4)	—	—
Specialty Brands Holdings, LLC (14)	—	(0.1)	(21.0)
Tri Starr Management Services, Inc. (15)	—	0.4	5.5
Virtus Pharmaceuticals, LLC (16)	(0.9)	—	—
Other	(0.1)	(0.1)	0.1
Net realized losses	$(44.2)	$(39.5)	$(32.4)

(1)

In March 2018, Aerogroup International Inc. was sold through bankruptcy proceedings and the Company received $2.5 million in proceeds with an additional $6.3 million reflected as escrow and other receivables. Subsequently, the Company collected the outstanding escrow proceeds in cash through June 2019 realizing additional losses to reflect amounts collected and associated expenses. In 2020, the Company reversed a portion of the realized losses recorded in 2019 to true up expected accrued expenses related to the bankruptcy proceedings.

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

(5)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32.5 million with an additional $2.1 million in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $1.3 million in escrow proceeds in cash through December 31, 2020 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(6)

On December 29, 2020, we sold our Series A preferred equity for $ 10.7 million and sold our common shares for a $5.8 million subordinated sellers note, $0.5 million in cash and warrants valued at $0. We recognized a realized gain of $3.8 million on the transaction.

(7)	Includes the impact of foreign exchange gain.
(8)

During Q2 2020, the Company received proceeds of $2.6 million from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1.3 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2020, resulting in a realized loss of $17.4 million. This realized loss was largely offset by a corresponding reversal of unrealized depreciation.

(9)

In May 2019, the Company received $16.8 million in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22.7 million was largely offset by a corresponding change in unrealized appreciation. An additional $1.3 million in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2020.

(10)

On December 31, 2019, we sold our subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4.3 million. The proceeds were subsequently received in January 2020. The realized loss of $5.5 million was partially offset by a corresponding change in unrealized appreciation.

(11)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2.0 million realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(12)

On September 30, 2020, the Company restructured its first lien senior secured term loan and revolvers in OEM Group, LLC into a $7.5 million first lien senior secured term loan and a $44.1 million second lien term loan, at par. The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2020. This transaction resulted in a $17.5 million realized loss, which was fully offset by a reversal of unrealized depreciation.

(13)

On December 21, 2020 as part of a bankruptcy resolution relating to an investment we restructured our term loan which consisted of a par balance of $5.1 million and capitalized interest of $0.3 million into a first-out term loan of $2.2 million and a last-out term loan of $0.5 million. In connection with the bankruptcy, we reduced the value of our investments and recognized a $2.4 million loss as part of the restructuring.

(14)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $0.5 million in cash and received nominal equity interests in an affiliated entity. In connection with the sale, the Company recognized a loss of $21.0 million and reversed $20.3 million of unrealized depreciation.

(15)

On October 26, 2018, the Company sold its senior secured term loans and common equity investments in Tri Starr Management Services, Inc., resulting in a $5.5 net realized gain, which was offset by a corresponding charge to unrealized appreciation.  On February 5, 2019, the Company received an additional $0.4 million in cash proceeds related to the final purchase price true-up in connection with the sale.

(16)

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

The following shows the breakdown in the changes in unrealized appreciation of investments for the years ended December 31, 2020, 2019 and 2018 (in millions):

	Years ended December 31,
	2020	2019	2018
Gross unrealized appreciation on investments	$2.3	$3.6	$9.7
Gross unrealized depreciation on investments	(31.0)	(35.2)	(50.2)
Reversal of prior period net unrealized (appreciation) depreciation upon a realization	25.2	19.5	26.2
Total	$(3.5)	$(12.1)	$(14.3)

During 2020, the largest reductions in value for the investments still held as of the reporting date were related to OEM Group, LLC, smarTours LLC, and a market driven reduction of Logan JV, an investment where we hold a controlling interest. This was partially offset by a net increase of approximately $23.1 million due to the reversal of prior period unrealized depreciation upon the realizations of OEM Group, LLC, Holland Intermediate Acquisition Corp., and Hostway Corporation and a reversal of unrealized appreciation to realized gains for C&K Market, Inc (See “Net Realized Gains and Losses on Investments” above).

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

Provision for Taxes on Unrealized Gains on Investments

Certain consolidated subsidiaries of ours are subject to U.S. federal and state income taxes. These taxable entities are not consolidated with the Company for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries. For the years ended December 31, 2020, 2019 and 2018, we recognized a benefit (provision) for tax on unrealized gains on investments of $0.2 million, $0.3 million and $(0.3) million for consolidated subsidiaries, respectively. As of December 31, 2020 and December 31, 2019, $1.7 million and $1.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities relating to deferred tax on unrealized gain on investments. The change in provision for tax on unrealized gains on investments relates primarily to changes to the unrealized appreciation (depreciation) of the investments held in these taxable consolidated subsidiaries, other temporary differences and a change in the prior year estimates received from certain portfolio companies.

Net Increase (Decrease) in Net Assets Resulting from Operations

Net increase (decrease) in net assets resulting from operations totaled $(36.7) million, or $(1.17) per common share based on a weighted average of 31,341,857 common shares for the year ended December 31, 2020, as compared to $(24.6) million, or $(0.79) per common share based on a weighted average of 31,312,987 common shares for the year ended December 31, 2019, as compared to $(10.6) million, or $(0.32) per common share based on a weighted average of 32,633,663 common shares for the year ended December 31, 2018.

The changes in net assets from operations between each of the years ended December 31, 2020, 2019 and 2018 are due primarily to the lower interest income as a result of portfolio contraction as well as an increase in realized losses in the portfolio, partially offset by lower interest and fees on borrowings, management and incentive fees.

Financial condition, liquidity and capital resources

Cash Flows from Operating and Financing Activities

Our liquidity and capital resources are derived from our borrowings, equity raises and cash flows from operations, including investment sales and repayments, and investment income earned. Our primary use of funds from operations includes investments in portfolio companies, payment of distributions to the holders of our common stock and payments of fees and other operating expenses we incur. We have used, and expect to continue to use, our borrowings and the proceeds from the turnover in our portfolio and from public and private offerings of securities to finance our investment objectives, to the extent permitted by the 1940 Act. We are continuously and critically reviewing our liquidity and anticipated capital requirements in light of the uncertainty created by the COVID-19 global pandemic. We expect that the significant disruption in business activity and the financial markets will impact several sources of our liquidity. For example, limited opportunities to successfully exit investments due to, among other things, lower valuations, a lack of potential buyers with the financial resources to pursue acquisitions, and our portfolio companies limited ability to repay their obligations to us, will impact cash flows from operating activities. For more information on the potential impact of the COVID-19 pandemic on our business, see “Item 1A. Risk Factors – Risks in the Current Environment – Major public health issues, and specifically the novel coronavirus COVID-19, could have an adverse impact on our financial condition and results of operations and other aspects of our business”.

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

We borrowed $25.5 million under our Revolving Facility for the year ended December 31, 2020 and repaid $34.0 million on our Revolving Facility from proceeds received from prepayments and sales and investment income. We borrowed $105.5 under our Revolving Facility for the year ended December 31, 2019 and repaid $147.5 million (includes CAD 19.4 million converted at the time of repayment to USD $14.8 million) on our Revolving Facility from proceeds received from prepayments and sales and investment income.

Our operating activities provided cash of $19.5 million, $83.3 million and $99.6 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily in connection with the purchase and sale of portfolio investments. For the year ended December 31, 2020, our financing activities included net repayments of $8.5 million on our Revolving Facility, used $15.8 million for distributions to stockholders, $21.8 million to repurchase common stock and $1.6 million for the payment of financing and offering costs. For the year ended December 31, 2019, our financing activities included net repayments of $42.0 million on our Revolving Facility and used $26.2 million for distributions to stockholders, $15.4 million to repurchase common stock and $0.5 million for the payment of financing and offering costs. For the year ended December 31, 2018, our financing activities included net repayments of $58.1 million on our Revolving Facility and used $35.2 million for distributions to stockholders, $2.6 million to repurchase common stock and $2.1 million for payment of financing and offering costs.

As of December 31, 2020 and 2019, we had cash of $7.6 million and $5.9 million, respectively. We had no cash equivalents as of December 31, 2020 and 2019.

We believe cash balances, our Revolving Facility capacity and any proceeds generated from the sale or pay down of investments provides us with the liquidity necessary to acquit our pipeline in the near future.

Borrowings

The following shows a summary of our Borrowings as of December 31, 2020 and 2019 (in millions):

	As of
	December 31, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$100.0	$57.7	$71.7	3.50%	$190.0	$66.2	$92.1	4.25%
2022 Notes	60.0	60.0	60.0	6.75%	60.0	60.0	60.0	6.75%
2023 Notes	51.6	51.6	51.6	6.13%	51.6	51.6	51.6	6.13%
Total	$211.6	$169.3	$183.3	5.45%	$301.6	$177.8	$203.7	5.64%

(1)

As of December 31, 2020, borrowings outstanding excludes deferred financing costs of $0.7 million for the 2022 Notes and $1.2 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(3)

As of December 31, 2019, borrowing outstanding excludes deferred financing costs of $1.1 million for the 2022 Notes and $1.7 million for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of December 31, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, we entered into an amendment, or the Revolving Amendment, to our existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, we are required to make mandatory prepayments on our loans from the proceeds we receive from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303.5 million to $275.0 million and terminated the $75.0 million term loan facility. On March 26, 2019, we entered into Amendment No. 1 which amended our Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190.0 million, provide a $20.0 million letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%, (ii) permanently reduced shareholder’s equity and obligor’s net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, and (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0% and (iii) permanently reduced the asset coverage test from a minimum of 165% to a minimum of 150%.

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 3.0% (with a 0.5% LIBOR floor). The Revolving Facility, denominated in Canadian dollars, had an interest rate of CDOR plus 2.5% (with no CDOR floor). There were no Canadian borrowings outstanding on the Revolving Facility as of December 31, 2020. The non-use fee is 1.0% annually if we use 35% or less of the Revolving Facility and 0.50% annually if we use more than 35% of the Revolving Facility. We elect the LIBOR rate on the loans outstanding on our Revolving Facility, which has a LIBOR period that is one, two, three or nine months. The LIBOR rate on the USD borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2020.

As of December 31, 2020, we had USD borrowings of $57.7 million outstanding under the Revolving Facility with a weighted average interest rate of 3.50%.

The Revolving Facility includes an accordion feature permitting us to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Revolving Amendment revised the cap from $300.0 million to $200.0 million.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The facilities have certain collateral requirements and/or covenants, including, but not limited to, covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d) limitations on the creation or existence of agreements that prohibit liens on certain properties of ours and our subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of us and our consolidated subsidiaries, of not less than 1.50:1.00, (iii) minimum liquidity, and (iv)

minimum net worth. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the facilities (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in our portfolio.

We cannot be assured that we will be able to borrow funds under the Revolving Facility at any particular time or at all. We are currently in compliance with all financial covenants under the Revolving Facility.

As of December 31, 2020 and 2019, the carrying amount of our outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of our Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2020 and 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2.9 million, $5.2 million and $6.8 million were incurred in connection with the Revolving Facility during the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of deferred financing costs of $1.3 million (including one-time accelerated amortization of $0.8 million in connection with a reduction in the revolver commitment size), $0.9 million (including one-time accelerated amortization of $0.4 million in connection with a reduction in the revolver commitment size) and $0.6 million, respectively, were incurred in connection with the Facilities for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020 and 2019, we had $1.8 million and $1.6 million, respectively, of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At our Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. Our asset coverage ratio as of December 31, 2020 was in excess of 150%.

Notes

In December 2015 and November 2016, we completed a public offering of $35.0 million and $25.0 million, respectively, in aggregate principal amount of 6.75% notes due 2022. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “FCRZ”.

On October 5, 2018, we completed a public offering of $50.0 million in aggregate principal amount of 6.125% notes due 2023. The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “FCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1.6 million to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018. As a result of this redemption, we recognized approximately $0.9 million of one-time costs from the accelerated amortization of deferred financing costs related to the 2021 Notes during 2018. We refer to the 2022 Notes and 2023 Notes collectively as the Notes. The 2021 Notes are included and the 2023 Notes are excluded under the definition for the prior years presented.

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

The Base Indenture, as supplemented by the First, Second and Third Supplemental Indentures (the “Indenture”), contains certain covenants including covenants requiring us to comply with (regardless of whether it is subject to) the Section 18 (a)(1)(A) as modified by Section 61(a)(1) of the 1940 Act or any successor provisions, whether or not we continue to be subject to such provisions of the 1940 Act, but giving effect, in either case, to any exemptive relief granted to us by the SEC. Currently these provisions generally prohibit us from making additional borrowings, including through the issuance of additional debt or the sale of additional debt securities, unless our asset coverage, as defined in the 1940 Act, equals at least 150% after such borrowings. These covenants are subject to important limitations and exceptions that are described in the Indenture. The Indenture provides for customary events of default and further provides that the Trustee or the holders of 25% in aggregate principal amount of the outstanding Notes in a series may declare such Notes immediately due and payable upon the occurrence of any event of default after expiration of any applicable grace period. As of December 31, 2020, we were in compliance with the terms of the Base Indenture and the First, Second and Third Supplemental Indentures governing the Notes. See Note 7 to our consolidated financial statements for more detail on the Notes.

As of December 31, 2020, the carrying amount and fair value of our Notes was $111.6 million and $113.0 million, respectively. As of December 31, 2019, the carrying value and fair value of our Notes was $111.6 million and $114.9 million, respectively. The fair value of our Notes is determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, we incurred $4.8 million of fees and expenses. These deferred financing costs are presented as a reduction to the notes payable balance and are being amortized using the effective interest method over the term of the Notes. For the years ended December 31, 2020, 2019 and 2018, we amortized approximately $0.8 million, $0.8 million and $1.6 million (which included $0.9 million of accelerated amortization related to the redemption of 2021 Notes) of deferred financing costs, respectively, which is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2020 and 2019, we had $1.9 million and $2.7 million, respectively, of remaining deferred financing costs on the Notes, which reduced the notes payable balance on our Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2020, 2019 and 2018, we incurred interest expense on the Notes of approximately $7.2 million, $7.2 million and $7.7 million, respectively.

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

As of December 31, 2020 and 2019, we have the following unfunded commitments to portfolio companies (in millions):

	As of
	December 31, 2020	December 31, 2019

Unfunded delayed draw facilities
Advanced Web Technologies	$0.8	$—
AppFire Technologies, LLC	0.2	—
BCDI Rodeo Dental Buyer, LLC	0.7	2.0
Certify, Inc.	—	0.1
Doxa Insurance Holdings, LLC	1.0	—
Groundworks Operations, LLC	0.9	—
PDFTron Systems Inc.	0.6	1.1
Simplicity Financial Marketing Holdings Inc.	—	1.0
	4.2	4.2
Unfunded revolving commitments
1-800 Hansons, LLC (1)	0.1	0.1
ABC Legal Services, LLC	0.7	0.7
Action Point, Inc	0.7	—
Advanced Web Technologies	0.3	—
AppFire Technologies, LLC	0.2	—
Aurotech, LLC	0.4	—
BCDI Rodeo Dental Buyer, LLC	—	0.8
Certify, Inc.	0.1	0.1
Communication Technology Intermediate	0.4	0.4
Doxa Insurance Holdings, LLC	0.3	—
EBS Intermediate LLC	1.7	1.7
Gener8, LLC	1.5	1.5
Groundworks Operations, LLC	0.1	—
HealthDrive Corporation(2)	1.8	2.1
Holland Intermediate Acquisition Corp. (1)	—	3.0
IRC Opco LLC	—	0.8
Lash Opco LLC	0.3	—
Loadmaster Derrick & Equipment, Inc. (3)	3.3	0.6
MarkLogic Corporation	0.3	—
Matilda Jane Holdings, Inc.	1.0	—
Multi Specialty Healthcare LLC	0.7	—
NCP Investor, Inc.	—	1.0
OEM Group, LLC (2)	—	3.8
PDFTron Systems Inc.	0.2	0.5
QuarterMaster Newco, LLC	0.4	—
Simplicity Financial Marketing Holdings Inc.	—	0.4
smarTours, LLC	0.6	0.9
SolutionReach, Inc.	0.2	0.7
SRS Acquiom Holdings, LLC	—	0.4
Women's Health USA, Inc.	1.5	1.5
	16.8	21.0
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	0.7	0.7
Gryphon Partners 3.5, L.P.	0.3	0.2
	1.0	0.9

Total unfunded commitments	$22.0	$26.1

(1)	We have sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issued standby letters of credit.
(3)	The Company has issued a standby letter of credit of $3.1 million which expired on January 19, 2021.

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

The following table summarizes our distributions declared and paid or to be paid on all shares including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10

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

We maintain an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2020, 2019 and 2018.

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

The tax character of distributions declared and paid in 2020 represented $15.8 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35.2 million from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2020 and 2019 were $5.4 million and $0.3 million, respectively.

We may generate qualified interest income and short-term capital gains that may be exempt from United States withholding tax when distributed to foreign accounts. A RIC is permitted to designate distributions in the form of dividends that represent interest income from U.S. sources (commonly referred to as qualified interest income) and short-term capital gains as exempt from U.S. withholding tax when paid to non-U.S. stockholders with proper documentation. As of December 31, 2020, the percentage of income estimated as qualified interest income for tax purposes was 83.6%.

Contractual obligations

We have entered into a contract with the Advisor to provide investment advisory services. Payments for investment advisory services under the investment management agreement in future periods will be equal to (a) an annual base management fee of 1.0% of our gross assets and (b) an incentive fee based on our performance. In addition, under our administration agreement, the Advisor will be reimbursed for administrative services incurred on our behalf. Please refer to Note 4 – “Related Party Transactions” in our consolidated financial statements.

The following table shows our contractual obligations as of December 31, 2020 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$57.6	—	$57.6	—	—
Notes Payable	$111.6	—	$111.6		—

(1)	Excludes $22.0 million in commitments to extend credit to our portfolio companies.

The following table shows our contractual obligations as of December 31, 2019 (in millions):

	Payments due by period
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years
Revolving Facility	$66.2	—	$66.2	—	—
Notes Payable	$111.6	—	$60.0	$51.6	—
(1)	Excludes $26.6 million in commitments to extend credit to our portfolio companies.

Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On March 2, 2018 our board of directors authorized a $20.0 million stock repurchase program, which was amended and extended on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15.0 million. Effective March 14, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, our board of directors authorized a new $10.0 million stock repurchase program which expired on December 16, 2020. Effective December 17, 2019, we adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act, which was terminated on March 10, 2020. Effective April 14, 2020, we suspended our share repurchase program indefinitely. We provided our stockholders with notice of our ability to repurchase shares of our common stock in accordance with 1940 Act requirements. We retired all shares of common stock purchases in connection with the stock repurchase program prior to termination and plan to retire all shares of common stock that we purchase in the future in connection with the program.

The following table summarizes our share repurchases under our stock repurchase program for the years ended December 31, 2020, 2019 and 2018 (in millions):

	For the three months ended September 30,		For the years ended December 31,
	2020	2019	2020	2019	2018
Dollar amount repurchased (1)	$-	$5.6	$2.2	$15.4	$2.6
Shares repurchased	-	0.8	0.3	2.3	0.4
Average price per share (including commission)	$-	$6.70	$6.33	$6.73	$7.18
Weighted average discount to net asset value	0.00%	25.23%	16.99%	22.37%	29.07%

(1)

We purchased 55,400 shares at an average price of $6.75, inclusive of commissions, during 2019 prior to the adoption of the stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. Subsequent to March 13, 2019, all shares were purchased under the 10b5-1 plan.

Tender Offer

On June 23, 2020, we announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20 million of our common stock. Pursuant to the Tender Offer, we purchased 5.2 million shares of our common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19.5 million, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 14.7% of our issued and outstanding shares as of July 23, 2020. We retired all shares of common stock purchased in connection with the Tender Offer.

Related Party Transactions

Refer to Note 4 – “Related Party Transactions” in our consolidated financial statements.

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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, we may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. We record the reversal of any previously accrued income against the same income category reflected in the Consolidated Statements of Operations. As of December 31, 2020, we had loans on non-accrual status with an amortized cost basis of $15.5 million and a fair value of $7.4 million. As of December 31, 2019, we had loans on non-accrual status with an amortized cost basis of $36.0 million and fair value of $15.1 million.

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

U.S. Federal Income Taxes, Including Excise Tax

We have elected to be taxed as a RIC under Subchapter M of the Code and currently qualify, and intends to continue to qualify each year, as a RIC under the Code. Accordingly, we are not subject to federal income tax on the portion of our taxable income and gains distributed to stockholders.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2020, 2019 and 2018, we incurred U.S. federal excise tax and other tax (benefits) expenses of $0.1 million, $0.4 million and $0.3 million, respectively.

Certain consolidated subsidiaries are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2020, 2019 and 2018 :

	For the years ended December 31,
	2020	2019	2018
Current income tax provision:
Current tax provision on realized gain on investments	$—	$—	$—

Deferred income tax benefit:
Deferred income tax benefit	—	—	—
Benefit (provision) for taxes on unrealized gain on investments	0.2	0.3	(0.3)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where we hold equity or equity-like investments through our corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2020 and 2019, $1.7 million and $1.9 million, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in our corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2020 and 2019, $2.2 million (net of $8.4 million allowance) and $2.3 million (net of $6.2 million allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

Recent Developments

From January 1, 2021 through March 4, 2021, we made two new investments totaling $2.1 million at par and revolver and delayed draw fundings totaling $1.4 million at a combined weighted average yield based upon cost at time of investment of 7.7%.

On January 20, 2021 the Adviser announced that Terry Olson, chief operating officer and chief financial officer of the Adviser and our Chief Financial Officer, has elected to retire effective June 30, 2021. The Company will implement a plan that includes a search to identify a replacement Chief Financial Officer and transition of Mr. Olson’s operating responsibilities.

On March 2, 2021, our Board declared a dividend of $0.10 per share payable on March 31, 2021 to stockholders of record at the close of business on March 15, 2021.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 96.8% of the income-producing debt investments in our portfolio are floating rate loans, based upon fair market value.  We expect future debt investments in our portfolio will have floating rates. These floating rate loans typically bear interest in reference to LIBOR, which are indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates subject to an interest rate floor. As of December 31, 2020, the weighted average interest rate floor on our floating rate loans was 1.08%. Our Revolving Facility is also subject to a floating interest rate, subject to an interest rate floor of 0.50%.

Based on our December 31, 2020, Consolidated Statement of Assets and Liabilities, the following table shows the annual impact on net income of changes in interest rates, which assumes no changes in our investments and borrowings (in millions):

Change in Basis Points	Interest Income	Interest Expense	Net Income (1)
Up 300 basis points	$6.9	$1.7	$5.2
Up 200 basis points	$4.6	$1.2	$3.4
Up 100 basis points	$2.3	$0.6	$1.7
Down 300 basis points	$(0.1)	$—	$(0.1)
Down 200 basis points	$(0.1)	$—	$(0.1)
Down 100 basis points	$—	$—	$—

1)

Excludes the impact of incentive fees based on pre-incentive fee net investment income. See Note 4 “Related Party Transaction” to our consolidated financial statements for the year ended December 31, 2020 for more information on the incentive fee.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Eagle Alternative Capital BDC, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Alternative Capital BDC, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of changes in net assets and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of investments in and advances to affiliates as of December 31, 2020 appearing under Item 8 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in its net assets and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We have also previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of assets and liabilities, including the consolidated schedules of investments, of First Eagle Alternative Capital BDC, Inc. and its subsidiaries as of December 31, 2018, 2017, 2016, 2015, 2014, 2013, 2012, and 2011, and the related consolidated statements of operations, changes in net assets and cash flows for each of the years ended December 31, 2011 through 2017 (none of which are presented herein), and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the Senior Securities table of First Eagle Alternative Capital BDC, Inc. and its subsidiaries for each of the ten years in the period ended December 31, 2020 appearing on page 77 in Part II, Item 5 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our procedures included confirmation of securities owned as of December 31, 2020 and 2019 by correspondence with the custodian, portfolio company investees and agent banks; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Investments – Level 3 Investments in First Lien Senior Secured Debt, Second Lien Debt, and Subordinated Debt

As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2020, 77.5% of the Company’s $337.7 million total investments represents investments in level 3 first lien senior secured debt, second lien debt, and subordinated debt. Management’s determination of the fair value of these level 3 investments involved the use of significant unobservable inputs related to (i) for debt investments using an income, or yield, approach: comparative yields, financial position, credit risk, royalty payment discount rate, minimum payment discount rate, and revenue growth rate; and (ii) for debt investments using a market approach, including those that are credit impaired, close to maturity, or where the Company holds a controlling interest: relevant comparable company multiples applied to revenues or EBITDA, and adjustments to comparable company multiples for differences between investments and the referenced comparables.

The principal considerations for our determination that performing procedures relating to the valuation of level 3 investments in first lien senior secured debt, second lien debt, and subordinated debt is a critical audit matter are (i) the significant judgment by management to determine the fair value of these level 3 investments, which in turn led to (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the significant unobservable inputs related to comparative yields, royalty payment discount rate, revenue growth rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples for differences between investments and the referenced comparables used in the valuation of these level 3 debt investments, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of level 3 investments in first lien senior secured debt, second lien debt, and subordinated debt, including controls over the Company’s approaches, significant unobservable inputs, and data. These procedures also included, among others, either (i) testing management’s process for determining the fair value estimate, which included (a) testing the completeness and accuracy of data provided by management, (b) evaluating the appropriateness of management’s approaches, and (c) evaluating the reasonableness of significant unobservable inputs used in the approaches related to comparative yields, royalty payment discount rate, revenue growth rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples for differences between investments and the referenced comparables by considering the consistency of the unobservable inputs with external market and industry data and evidence obtained in other areas of the audit, or (ii) developing an independent range of prices for a sample of securities and comparing the independent range of prices to management’s estimate, which included testing the completeness and accuracy of data provided by management. Professionals with specialized skill and knowledge were used to assist in developing the independent range of prices for a sample of securities, which involved developing independent significant unobservable inputs related to comparative yields, royalty payment discount rate, EBITDA multiples, revenue multiples, and adjustments to comparable company multiples and comparing management’s estimate to the independently developed range of prices.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 4, 2021

We have served as the Company’s auditor since 2010.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Assets and Liabilities

(in thousands, except per share data)

	December 31, 2020	December 31, 2019
Assets:
Investments at fair value:
Non-controlled, non-affiliated investments (cost of $250,928 and $263,444, respectively)	$243,855	$242,189
Controlled investments (cost of $148,373 and $178,769, respectively)	93,826	141,932
Non-controlled, affiliated investments (cost of $1 and $2, respectively)	1	4
Cash	7,615	5,890
Escrows and other receivables	3,508	12,353
Interest, dividends, and fees receivable	2,659	4,623
Deferred tax assets	2,222	2,267
Deferred financing costs	1,757	1,619
Distributions receivable	97	327
Prepaid expenses and other assets	628	296
Deferred offering costs	180	206
Due from affiliate	85	192
Total assets	$356,433	$411,898
Liabilities:
Loans payable	$57,661	$66,161
Notes payable ($111,607 and $111,607 face amounts, respectively, reported net of deferred financing costs of $1,932 and $2,742, respectively)	109,675	108,866
Accrued expenses and other liabilities	1,924	3,434
Deferred tax liability	1,673	1,927
Base management fees payable	—	1,103
Accrued incentive fees	156	568
Accrued interest and fees	149	384
Total liabilities	171,238	182,443
Commitments and contingencies (Note 8)
Net Assets:
Common stock, par value $.001 per share, 100,000 common shares authorized, 30,109 and 30,022 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	30	30
Paid-in capital in excess of par	418,379	415,596
Accumulated deficit	(233,214)	(186,171)
Total net assets	$185,195	$229,455
Total liabilities and net assets	$356,433	$411,898
Net asset value per share attributable to First Eagle Alternative Capital BDC, Inc.	$6.15	$7.64

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Operations

(in thousands, except per share data)

	For the years ended December 31,
	2020	2019	2018
Investment Income:
From non-controlled, non-affiliated investments:
Cash interest income	$18,090	$28,609	$44,959
PIK interest income	1,071	848	453
Dividend income	—	—	33
Other income	347	2,708	914
From non-controlled, affiliated investments:
Cash interest income	—	57	782
PIK interest income	—	—	907
Other income	217	572	1,044
From controlled investments:
Cash interest income	(81)	3,921	4,535
PIK interest income	—	1,553	930
Dividend income	9,972	14,079	12,128
Other income	150	147	257
Total investment income	29,766	52,494	66,942
Expenses:
Interest and fees on borrowings	10,159	12,412	14,498
Base management fees	3,719	6,043	9,006
Incentive fees	(411)	(109)	1,696
Administrator expenses	1,139	1,498	2,083
Other general and administrative expenses	1,643	1,422	1,742
Amortization of deferred financing costs	2,116	1,716	2,232
Professional fees	1,560	1,552	1,505
Directors' fees	718	702	742
Total expenses	20,643	25,236	33,504
Incentive fee waiver	—	—	(1,741)
Management fee waiver	(1,819)	(525)	—
Total expenses, net of fee waivers	18,824	24,711	31,763
Income tax provision, excise and other taxes	97	418	355
Net investment income	10,845	27,365	34,824
Realized (Loss) Gain and Change in Unrealized (Depreciation) Appreciation on Investments:
Net realized (loss) gain on investments:
Non-controlled, non-affiliated investments	(27,949)	(31,608)	(37,784)
Non-controlled, affiliated investments	(2,534)	(24,652)	—
Controlled investments	(13,692)	16,714	5,424
Foreign currency transactions	—	(189)	(205)
Net realized loss on investments	(44,175)	(39,735)	(32,565)
Net change in unrealized (depreciation) appreciation on investments:
Non-controlled, non-affiliated investments	14,182	(1,609)	15,220
Non-controlled, affiliated investments	(2)	12,751	(12,750)
Controlled investments	(17,709)	(23,245)	(16,077)
Translation of assets and liabilities in foreign currencies	—	(391)	1,736
Net change in unrealized (depreciation) on investments	(3,529)	(12,494)	(11,871)
Net change in unrealized (depreciation) attributable to non-controlling interests	—	—	(703)
Net realized and unrealized loss from investments	(47,704)	(52,229)	(45,139)
Benefit (provision) for taxes on unrealized gain/loss on investments	209	254	(284)
Net decrease in net assets resulting from operations	$(36,650)	$(24,610)	$(10,599)
Net investment income per common share:
Basic and diluted	$0.35	$0.87	$1.07
Net decrease in net assets resulting from operations per common share:
Basic and diluted	$(1.17)	$(0.79)	$(0.32)
Weighted average shares of common stock outstanding:
Basic and diluted	31,342	31,313	32,634

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Changes in Net Assets

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Decrease in net assets from operations:
Net investment income	$10,845	$27,365	$34,824
Net realized loss on investments	(44,175)	(39,735)	(32,565)
Net change in unrealized depreciation on investments	(3,529)	(12,494)	(11,871)
Net change in unrealized depreciation attributable to non-controlling interests	—	—	(703)
Benefit (provision) for taxes on unrealized gain (loss) on investments	209	254	(284)
Net decrease in net assets resulting from operations	(36,650)	(24,610)	(10,599)
Distributions to stockholders:
Distributions to stockholders from net investment income	(15,785)	(26,174)	(35,191)
Total distributions to stockholders	(15,785)	(26,174)	(35,191)
Capital share transactions:
Issuance of common stock	30,000	—	—
Repurchase of common stock	(21,825)	(15,442)	(2,558)
Net decrease in net assets from capital share transactions	8,175	(15,442)	(2,558)
Total decrease in net assets	(44,260)	(66,226)	(48,348)
Net assets at beginning of year	229,455	295,681	344,029
Net assets at end of year	$185,195	$229,455	$295,681
Common shares outstanding at end of year	30,109	30,022	32,318
Capital share activity:
Shares repurchased	341	2,296	356

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	For the years ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net decrease in net assets resulting from operations	$(36,650)	$(24,610)	$(10,599)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	3,529	12,494	12,574
Net realized loss on investments	42,946	48,500	30,125
Net realized loss on foreign exchange currency transactions	—	189	163
Increase in investments due to interest paid-in-kind	(1,119)	(2,483)	(2,547)
Amortization of deferred financing costs	2,116	1,716	2,232
Accretion of discounts on investments and other fees	(849)	(1,242)	(3,457)
Changes in operating assets and liabilities:	-
Purchases of investments	(80,849)	(146,018)	(122,558)
Proceeds from sale and paydown of investments	88,115	193,449	189,508
Decrease in interest, dividends and fees receivable	1,963	857	2,355
Decrease in deferred offering costs	206	—	148
Decrease in escrow and other receivables	3,745	73	2,587
Decrease in due from affiliates	107	185	30
(Increase) decrease in deferred tax asset	45	(211)	605
(Increase) decrease in prepaid expenses and other assets	(333)	(122)	575
Increase (decrease) in accrued expenses and other liabilities	(1,509)	1,886	(1,082)
(Decrease) increase in accrued credit facility fees and interest	(234)	(249)	82
Decrease in deferred tax liability	(254)	(45)	(364)
Decrease in base management fees payable, net	(1,103)	(1,009)	(444)
Decrease in other deferred liabilities	—	—	(60)
Decrease in accrued incentive fees payable, net	(411)	(109)	(295)
Net cash provided by operating activities	19,461	83,251	99,578
Cash flows from financing activities:
Repurchase of common stock	(21,825)	(15,435)	(2,558)
Borrowings under credit facility	25,500	105,450	177,500
Repayments under credit facility	(34,000)	(147,529)	(235,588)
Issuance of notes	—	—	51,607
Repayments of notes	—	—	(50,000)
Issuance of shares of common stock	30,000	—	—
Distributions paid to stockholders	(15,785)	(26,174)	(35,191)
Financing and offering costs paid	(1,626)	(533)	(2,105)
Net cash used in financing activities	(17,736)	(84,221)	(96,335)
Net increase (decrease) in cash	1,725	(970)	3,243
Cash, beginning of year	5,890	6,860	3,617
Cash, end of year	$7,615	$5,890	$6,860
Supplemental Disclosure of Cash Flow Information:
Cash interest paid	$9,771	11,818	$13,615
Income taxes paid	$4	6	$58
PIK income earned	$1,071	2,402	$2,493

Non-cash Operating Activities:

See Note 5 in the notes to consolidated financial statements for non-cash restructurings.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

			Initial	Maturity/	Principal(5)
			Acquisition	Dissolution	No. of Shares /
Type of Investment/Portfolio company (1)(2)(3)	Industry	Interest Rate(4)	Date	Date	No. of Units	Amortized Cost	Fair Value (6)
Non-controlled/non-affiliated investments
—131.65% of net asset value
First lien senior secured debt
—117.56% of net asset value
Canada
—3.64% of net asset value
PDFTron Systems Inc. (7)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	$4,938	$4,903	$4,938
PDFTron Systems Inc. (7)(23)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	1,086	1,079	1,086
PDFTron Systems Inc. (7)(23)	IT services	7.3% (LIBOR + 6.0%)	5/15/2019	5/15/2024	320	316	320
PDFTron Systems Inc. (7)	IT services	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	398	389	398
PDFTron Systems Inc. (7)(9)(22)	IT services	8.8% (LIBOR + 7.5%)	6/19/2020	5/15/2024	—	(10)	—
				Subtotal Canada	$6,742	$6,677	$6,742
Midwest
—12.88% of net asset value
Advanced Web Technologies	Industrials and manufacturing	7% (LIBOR + 6%)	12/17/2020	12/17/2026	$2,053	$2,012	$2,012
Advanced Web Technologies (8)	Industrials and manufacturing	7% (LIBOR + 6%)	12/17/2020	12/17/2026	46	39	45
Advanced Web Technologies (9)(23)	Industrials and manufacturing	7% (LIBOR + 6%)	12/17/2020	12/17/2026	—	(16)	—
Doxa Insurance Holdings, LLC	Financial services	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	1,600	1,560	1,560
Doxa Insurance Holdings, LLC (8)(9)	Financial services	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	—	(8)	—
Doxa Insurance Holdings, LLC	Financial services	7.3% (LIBOR + 6.3.0%)	12/4/2020	12/4/2026	867	820	846
1-800 Hansons, LLC	Consumer products and services	7.5% (LIBOR + 6.5%) (6.5% Cash + 1.0% PIK)	10/19/2017	10/19/2022	3,317	3,295	3,052
1-800 Hansons, LLC (8)	Consumer products and services	7.5% (LIBOR + 6.5%)	10/19/2017	10/19/2022	209	207	193
IRC Opco LLC	Healthcare	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	5,345	5,318	5,158
IRC Opco LLC (8)	Healthcare	6.5% (LIBOR + 5.5%)	1/4/2019	1/4/2024	818	814	790
Matilda Jane Holdings, Inc.	Consumer products and services	9.5% (LIBOR + 8.5%)	4/28/2017	5/1/2022	12,307	12,239	10,211
Matilda Jane Holdings, Inc. (8)(9)	Consumer products and services	9.5% (LIBOR + 8.5%)	10/30/2020	5/1/2022	—	(20)	—
				Subtotal midwest	$26,562	$26,260	$23,867
Northeast
—29.61% of net asset value
3SI Security Systems	Business services	6.8% (LIBOR + 5.8%)	12/17/2019	6/16/2023	$4,065	$4,036	$3,902
AppFire Technologies, LLC	IT services	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	2,924	2,861	2,895
AppFire Technologies, LLC (8)(9)	IT services	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	—	(3)	—
AppFire Technologies, LLC (23)	IT services	7.8% (LIBOR + 6.5%)	10/2/2020	10/2/2025	244	239	241

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Aurotech, LLC	IT services	8% (LIBOR + 7%)	10/30/2020	10/30/2025	3,073	3,013	3,012
Aurotech, LLC (8)(9)	IT services	8% (LIBOR + 7%)	10/30/2020	10/30/2025	—	(8)	—
Certify, Inc.	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	1,544	1,529	1,544
Certify, Inc. (24)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	211	208	211
Certify, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	2/28/2019	2/28/2024	18	17	18
Communication Technology Intermediate (7)	Business services	8.5% (LIBOR + 7.5.0%)	10/13/2020	10/13/2025	8,473	8,295	8,303
Communication Technology Intermediate (7)(8)(9)	Business services	8.5% (LIBOR + 7.5.0%)	10/13/2020	10/13/2025	—	(13)	—
HealthDrive Corporation	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	9,800	9,741	9,457
HealthDrive Corporation (8)	Healthcare	6.8% (LIBOR + 5.8%)	12/21/2018	12/21/2023	352	342	340
Multi Specialty Healthcare LLC	Healthcare	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	3,789	3,714	3,714
Multi Specialty Healthcare LLC (8)	Healthcare	7.5% (LIBOR + 6.5%)	12/18/2020	12/18/2026	—	(14)	—
Quartermaster Newco, LLC	Healthcare	7.8% (LIBOR + 6.5.0%)	7/31/2020	7/31/2025	3,128	3,099	3,096
Quartermaster Newco, LLC (8)(9)	Healthcare	7.8% (LIBOR + 6.5.0%)	7/31/2020	7/31/2025	—	(3)	—
smarTours, LLC	Consumer products and services	7.8% (LIBOR + 6.8%)	12/21/2020	12/31/2024	475	475	475
smarTours, LLC (8)(9)	Consumer products and services	8.8% (LIBOR + 7.8%)	12/21/2020	12/31/2024	2,158	2,158	2,158
Urology Management Associates, LLC	Healthcare	6.0% (LIBOR + 5.0%)	8/31/2018	8/31/2024	8,350	8,250	8,266
Women's Health USA, Inc.	Healthcare	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	7,290	7,273	7,217
Women's Health USA, Inc. (8)(9)	Healthcare	8.8% (LIBOR + 7.8%)	10/9/2018	10/9/2023	—	(11)	—
				Subtotal northeast	$55,894	$55,198	$54,849
Southeast
—8.66% of net asset value
Apex Services Partners, LLC	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	$4,822	$4,783	$4,701
Apex Services Partners, LLC (23)	Consumer products and services	6.3% (LIBOR + 5.3%)	2/11/2020	7/31/2025	519	515	506
Groundworks Operations, LLC	Consumer products and services	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	1,946	1,911	1,946
Groundworks Operations, LLC (8)(9)	Consumer products and services	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	—	(2)	—
Groundworks Operations, LLC (23)	Consumer products and services	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	857	843	857
Groundworks Operations, LLC (23)	Consumer products and services	7.3% (LIBOR + 6.3%)	7/9/2020	1/17/2026	398	378	398
Whitney, Bradley & Brown, Inc.	Business services	8.5% (LIBOR + 7.5%)	10/18/2017	10/18/2022	7,563	7,532	7,639
				Subtotal southeast	$16,105	$15,960	$16,047
Southwest
—24.28% of net asset value
Allied Wireline Services, LLC (11)(25)	Energy / utilities	10.0% PIK	6/15/2020	6/15/2025	$4,951	$4,971	$3,961
BCDI Rodeo Dental Buyer, LLC	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	5,729	5,687	5,557
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,615	1,604	1,567
BCDI Rodeo Dental Buyer, LLC (8)	Healthcare	6.0% (LIBOR + 5.0%)	5/14/2019	5/14/2025	1,320	1,309	1,281

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Igloo Products Corp.	Consumer products and services	11.5% (LIBOR + 10.0%) (10.8% Cash + 0.8% PIK)	3/28/2014	3/28/2023	21,609	21,593	21,609
Neiman Marcus Group LTD LLC	Retail & grocery	9.5% (LIBOR + 8.5%)	9/25/2020	9/25/2024	3,000	2,942	2,940
Riveron Acquisition Holdings, Inc.	Business services	6.8% (LIBOR + 5.8%)	5/22/2019	5/22/2025	8,180	8,061	8,057
				Subtotal southwest	$46,404	$46,167	$44,972
West
—38.49% of net asset value
ABC Legal Services, Inc.	Business services	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	$6,958	$6,872	$6,610
ABC Legal Services, Inc. (8)(9)	Business services	7% (LIBOR + 5.5%)	6/21/2019	6/21/2024	—	(8)	—
Action Point, Inc (9)(23)	Industrials and manufacturing	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	—	(13)	—
Action Point, Inc	Industrials and manufacturing	7.5% (LIBOR + 6.5%)	12/17/2020	6/17/2026	3,333	3,267	3,267
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	1,316	1,309	1,316
Alpine SG, LLC	IT services	6.8% (LIBOR + 5.8%)	4/9/2019	11/16/2022	659	655	659
Alpine SG, LLC	IT services	7.5% (LIBOR + 6.5%)	11/2/2020	11/16/2022	1,500	1,459	1,500
EBS Intermediate LLC	Consumer products and services	6% (LIBOR + 5%)	10/2/2018	10/2/2023	7,788	7,712	7,788
EBS Intermediate LLC (8)(9)	Consumer products and services	6% (LIBOR + 5%)	10/2/2018	10/2/2023	-	(16)	-
Evergreen Services Group, LLC	IT services	7.0% (LIBOR + 6.0%)	11/13/2018	6/6/2023	9,339	9,288	9,339
Finxera Intermediate, LLC	Financial services	6.8% (LIBOR + 5.8%)	3/3/2020	8/27/2024	6,946	6,889	6,946
Gener8, LLC	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	5,857	5,810	5,857
Gener8, LLC (8)(9)	Business services	6.5% (LIBOR + 5.5%)	8/14/2018	8/14/2023	—	(12)	—
Lash Opco LLC	Consumer products and services	9.3% (PRIME + 6%)	9/18/2020	3/18/2026	3,022	2,950	2,947
Lash Opco LLC (8)(9)	Consumer products and services	9.3% (PRIME + 6%)	9/18/2020	9/18/2025	—	(8)	—
Lash Opco LLC	Consumer products and services	9.3% (PRIME + 6%)	12/31/2020	3/18/2026	1,000	975	975
MarkLogic Corporation	IT services	9% (LIBOR + 8%)	10/20/2020	10/20/2025	3,150	3,089	3,087
MarkLogic Corporation (9)(23)	IT services	9% (LIBOR + 8%)	10/20/2020	10/20/2025	—	(5)	—
MeriCal, LLC	Consumer products and services	6.5% (LIBOR + 5.5%)	11/16/2018	11/16/2021	7,415	7,415	7,415
SolutionReach, Inc.	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	6,255	6,178	6,255
SolutionReach, Inc. (8)	IT services	6.8% (LIBOR + 5.8%)	1/17/2019	1/17/2024	700	688	700
SRS Acquiom Holdings LLC	Financial services	6.8% (LIBOR + 5.8%)	11/8/2018	11/8/2024	4,200	4,173	3,696
Trace3, LLC	IT services	7.8% (LIBOR + 6.8%)	11/4/2020	8/3/2024	3,023	2,934	2,932
				Subtotal west	$72,461	$71,601	$71,289

			Subtotal first lien senior secured debt		$224,168	$221,863	$217,766

Second lien debt
—6.63% of net asset value

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Northeast
—6.63% of net asset value
Merchants Capital Access, LLC (14)	Financial services	11.5% (LIBOR + 10.5%)	4/20/2015	4/20/2021	$12,000	$11,988	$11,880
smarTours, LLC	Consumer products and services	8.8% (LIBOR + 7.8%)	12/21/2020	12/31/2024	$1,295	$543	$408
				Subtotal northeast	$13,295	$12,531	$12,288

			Subtotal second lien debt		$13,295	$12,531	$12,288

Subordinated debt
—3.15% of net asset value
West
—3.15% of net asset value
C&K Market, Inc.	Retail & grocery	11.0% (8% Cash + 3% PIK)	12/29/2020	12/29/2025	$5,841	$5,841	$5,841
				Subtotal west	$5,841	$5,841	$5,841

			Subtotal Subordinated debt		$5,841	$5,841	$5,841

Equity investments
—2.74% of net asset value
Midwest
—0.07% of net asset value
Doxa Insurance Holdings, LLC (18)	Financial services		12/4/2020		129,187	$129	$129
Matilda Jane Holdings, Inc. (12)(17)	Consumer products and services		4/28/2017		2,587,855	489	—
			Subtotal midwest			$618	$129
Northeast
—1.99% of net asset value
Alex Toys, LLC (10)(12)(13)(18)	Consumer products and services		5/22/2015		154	$1,000	$—
Alex Toys, LLC (10)(12)(13) (17)	Consumer products and services		6/22/2016	6/12/2021	121	888	—
Certify, Inc. (18)	IT services		2/28/2019		841	175	200
Specialty Brands Holdings, LLC (17)	Restaurants		6/29/2018		58	—	—
Specialty Brands Holdings, LLC (18)	Restaurants		6/29/2018		1,232	—	—
SPST Holdings, LLC (10)(13)(18)	Consumer products and services		12/21/2020		820,040	—	—
SPST Holdings, LLC (10)(13)(17)	Consumer products and services		12/21/2020		3,237	216	—
SPST Investors II, LLC (10)(13)(18)(26)	Consumer products and services		12/21/2020		51,095	51	—
Urology Management Associates, LLC (18)	Healthcare		8/31/2018		769	769	916
Wheels Up Partners, LLC (10)(13)(18)	Transportation		1/31/2014		1,000,000	1,000	2,574

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

		Subtotal northeast			$4,099	$3,690
Southeast
—0.02% of net asset value
Virtus Aggregator, LLC (10)(13)(18)	Healthcare	5/7/2020		10	$32	$32
		Subtotal southeast			$32	$32
Southwest
—0.02% of net asset value
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities	6/15/2020		4,538	$144	$—
Allied Wireline Services, LLC (10)(13)(18)	Energy / utilities	6/15/2020		2,063	—	—
Igloo Products Corp. (18)	Consumer products and services	4/30/2014		1,902	1,716	40
		Subtotal southwest			$1,860	$40
West
—0.64% of net asset value
MeriCal, LLC (10) (12) (17)	Consumer products and services	9/30/2016		521	$505	$701
MeriCal, LLC (10) (12) (18)	Consumer products and services	9/30/2016		5,334	10	97
Sciens Building Solutions, LLC (10) (17)	Business services	7/12/2017		194	213	381
		Subtotal west			$728	$1,179

			Subtotal equity		$7,337	$5,070

Warrants
—0.00% of net asset value
Southwest
—0.00% of net asset value
C&K Market, Inc.	Retail & grocery	12/29/2020		1,063,221	$—	$—
			Subtotal southwest		$—	$—

			Subtotal warrants		$—	$—

Investments in funds
—1.56% of net asset value
Midwest
—1.43% of net asset value
Freeport Financial SBIC Fund LP (14)(21)	Financial services	6/14/2013			$2,957	$2,652
			Subtotal midwest		$2,957	$2,652
West
—0.13% of net asset value
Gryphon Partners 3.5, L.P. (14)(21)	Financial services	11/20/2012			$399	$238
			Subtotal west		$399	$238

		Subtotal investments in funds			$3,356	$2,890

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Total non-controlled/non-affiliated investments
—131.65% of net asset value						$250,928	$243,855

Controlled investments
—50.65% of net asset value

First lien senior secured debt
—8.57% of net asset value
Southeast
—3.98% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.3% (LIBOR + 10.3% PIK)	7/1/2016	12/31/2020	$11,576	$7,307	$—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	13.0% (LIBOR + 12.0% PIK)	7/1/2016	12/31/2020	2,750	1,053	—
Loadmaster Derrick & Equipment, Inc. (15)(19)	Energy / utilities	11.3% (LIBOR+ 10.3% PIK)	1/17/2017	12/31/2020	9,214	7,182	7,370
				Subtotal southeast	$23,540	$15,542	$7,370
Southwest
—4.59% of net asset value
OEM Group, LLC (15)(25)	Industrials and manufacturing	8.5% (LIBOR + 7.5%)	9/30/2020	9/30/2025	$8,500	$8,500	$8,500
				Subtotal southwest	$8,500	$8,500	$8,500

			Subtotal first lien senior secured debt		$32,040	$24,042	$15,870

Second lien debt
—5.3.00% of net asset value
Southwest
—5.3.00% of net asset value
OEM Group, LLC (15) (25)	Industrials and manufacturing	10.0% PIK	9/30/2020	9/30/2025	$45,198	$22,203	$9,823
				Subtotal southwest	$45,198	$22,203	$9,823

			Subtotal second lien debt		$45,198	$22,203	$9,823

Equity investments
—0.00% of net asset value
Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc. (15)(17)	Energy / utilities		7/1/2016		2,956	$1,114	$—

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

Loadmaster Derrick & Equipment, Inc. (15)(18)	Energy / utilities	12/21/2016		12,131	—	—
			Subtotal southeast		$1,114	$—
Southwest
—0.00% of net asset value
OEM Group, LLC (10) (12) (15) (20)	Industrials and manufacturing	3/16/2016		20,000	$8,890	$—
			Subtotal southwest		$8,890	$—

			Subtotal equity		$10,004	$—

Investments in funds
—36.78% of net asset value
Northeast
—36.78% of net asset value
First Eagle Logan JV, LLC (10)(14)(15)(16)(18)(21)	Investment funds and vehicles	12/3/2014			$92,124	$68,133
			Subtotal northeast		$92,124	$68,133

		Subtotal investments in funds			$92,124	$68,133
Total controlled investments
—50.65% of net asset value					$148,373	$93,826

Non-controlled/affiliated investments
—0.00% of net asset value
Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund II, LLC (10)(14)(18)(21)	Investment funds and vehicles	3/1/2013			1	1
			Subtotal northeast		$1	$1

		Subtotal investments in funds			$1	$1

Total non-controlled/affiliated investments

—0.00% of net asset value					$1	$1

Total investments—182.3% of net asset value					$399,302	$337,682

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

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
(3)

As of December 31, 2020, 30.7% and 29.0% of the Company’s total investments on a cost and fair value basis, respectively, are in non-qualifying assets. The Company may not acquire any non-qualifying assets unless, at the time of the acquisition, qualifying assets represent at least 70% of the Company’s total assets.

(4)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2020. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24% and 0.26%, respectively.

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
(11)

In certain instances, at the option of the issuer, interest can be paid in cash or cash and PIK. The percentage of PIK shown is the maximum PIK that can be elected by the company. As of December 31, 2020, there were no issuers with this option.

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

(15)

As defined in Section 2(a)(9) of the 1940 Act, the Company is deemed to control this portfolio company because it owns more than 25% of the portfolio company’s outstanding voting securities. See Schedule 12-14 in the accompanying notes to the consolidated financial statements for transactions for the year ended December 31, 2020 in which the issuer was a portfolio company that the Company is deemed to control.

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

(17)	Preferred stock.
(18)	Common stock and member interest.
(19)	Loan was on non-accrual as of December 31, 2020.
(20)	Includes $577 of cost and $0 of fair value related to a non-controlling interest as a result of consolidating a blocker corporation that holds equity in OEM Group, LLC as of December 31, 2020.
(21)	Investment is measured at fair value using net asset value.
(22)	Company pays 0.38% unfunded commitment fee on revolving loan facility.

See accompanying notes to these consolidated financial statements.

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Consolidated Schedules of Investments

December 31, 2020

(dollar amounts in thousands)

(23)	Company pays 1.00% unfunded commitment fee on delayed draw term loan facility.
(24)	Company pays 0.25% unfunded commitment fee on revolving loan facility.
(25)	Restructured loan for which income is not being recognized as of December 31, 2020.
(26)

The underlying investment of SPST Investors II, LLC is SPST Holdings, LLC, which the Company holds 0.40% ownership interest in SPST Holdings, LLC’s common shares, and 0.44% ownership interest in SPST Holdings, LLC’s preferred shares.

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

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2020

(in thousands, except per share data)

1. Organization

First Eagle Alternative Capital BDC, Inc. (formerly known as THL Credit, Inc.), or the Company, was organized as a Delaware corporation on May 26, 2009. The Company has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or 1940 Act. The Company has elected to be treated for tax purposes as a regulated investment company, or RIC, under the Internal Revensignue Code of 1986, as amended, or the Code. The Company’s investment objective is to generate both current income and capital appreciation, primarily through privately negotiated investments in debt and equity securities of middle market companies.

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

Consolidation

The Company follows the guidance in ASC Topic 946 Financial Services—Investment Companies and will generally not consolidate its investment in a company other than substantially owned investment company subsidiaries or a controlled operating company whose business consists of providing services to the Company. The Company consolidated the results of its substantially owned subsidiaries in its consolidated financial statements. In conjunction with the consolidation of subsidiaries, the Company recognizes the non-controlling interest in First Eagle OEMG Investor, Inc. in its consolidated financial statements. The Company does not consolidate its non-controlling interest in First Eagle Logan JV, LLC. See also the disclosure under the heading First Eagle Logan JV, LLC.

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

Cash

Cash consists of funds held in demand deposit accounts at several financial institutions and, at certain times, balances may exceed the Federal Deposit Insurance Corporation insured limit and are therefore subject to credit risk. There were no cash equivalents as of December 31, 2020 and 2019.

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

With respect to investments for which market quotations are not readily available or are determined to be unreliable, the Company’s board of directors undertakes a multi-step valuation process each quarter, as described below:

•	the Company’s quarterly valuation process begins with each portfolio company or investment being initially valued by the investment professionals responsible for the portfolio investment;
•	preliminary valuation conclusions are then documented and discussed with the pricing committee of First Eagle Alternative Credit, LLC, or the Advisor;
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

Loans are placed on non-accrual status when principal or interest payments are past due 30 days or more and/or when it is no longer probable that principal or interest will be collected. However, the Company may make exceptions to this policy if the loan has sufficient collateral value and is in the process of collection. The Company records the reversal of any previously accrued income against the same income category reflected in the Consolidated Statement of Operations. As of December 31, 2020, the Company had loans on non-accrual status with an amortized cost basis of $15,542 and fair value of $7,370. As of December 31, 2019, the Company had loans on non-accrual status with an amortized cost basis of $36,003 and fair value of $15,104.

In certain instances, the Company may enter into an agreement to restructure a loan, where the Company determined the full balance of principal or interest may not be collectible at the date of origination.  As a result of his determination, the Company does not recognize interest income on these balances.  As of December 31, 2020, the Company had restructured loans with an amortized cost basis of $27,174 and fair value of $13,782, which meet the above criteria.  As of December 31, 2019, the Company had no loans meeting this criteria.

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

The following shows a rollforward of PIK income activity for the years ended December 31, 2020, 2019 and 2018:

	Years ended December 31,
	2020	2019	2018
Accumulated PIK balance, beginning of year	$3,588	$3,879	$3,922
PIK income capitalized/receivable	1,071	2,501	2,493
PIK reduction due to sale	—	(2,254)	—
PIK received in cash from repayments	(6)	(538)	(1,629)
PIK reduced through restructurings/sales	(3,490)	—	—
PIK deemed uncollectible	—	—	(907)
Accumulated PIK balance, end of year	$1,163	$3,588	$3,879

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

In certain investment transactions, the Company may provide advisory services. For services that are separately identifiable and external evidence exists to substantiate fair value, income is recognized as earned. The Company had no income from advisory services related to portfolio companies for the years ended December 31, 2020, 2019 and 2018.

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

The annual effective excise tax rate is determined by dividing the estimated annual excise tax by the estimated annual taxable income. See also the disclosure in Note 10, Distributions, for a summary of the recent dividends paid. For the years ended December 31, 2020, 2019 and 2018, the Company incurred U.S. federal excise tax and other tax (benefits) expenses of $96, $418 and $355, respectively.

Certain consolidated subsidiaries of the Company are subject to U.S. federal and state income taxes. These taxable entities are not consolidated for income tax purposes and may generate income tax liabilities or assets from temporary differences in the recognition of items for financial reporting and income tax purposes at the subsidiaries.

The following shows the breakdown of current and deferred income tax provisions for the years ended December 31, 2020, 2019 and 2018 :

	For the years ended December 31,
	2020	2019	2018
Current income tax benefit:
Current income tax (provision) benefit	$—	$—	$(74)
Current tax provision on realized gain on investments	—	—	—
Deferred income tax benefit (provision):
Deferred income tax benefit	—	-	39
Benefit (provision) for taxes on unrealized gain on investments	209	254	(284)

These current and deferred income taxes are determined from taxable income estimates provided by portfolio companies organized as pass-through entities where the Company holds equity or equity-like investments in its corporate subsidiaries. These tax estimates may be subject to further change once tax information is finalized for the year. As of December 31, 2020 and 2019, $5 and $5, respectively, of income tax receivable was included in prepaid expenses and other assets on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020 and 2019, $1,673 and $1,927, respectively, were included in deferred tax liability on the Consolidated Statements of Assets and Liabilities primarily relating to deferred taxes on unrealized gains on investments held in its corporate subsidiaries and other temporary book to tax differences of the corporate subsidiaries. As of December 31, 2020 and 2019, $2,222 (net of $8,433 allowance) and $2,267 (net of $6,291 allowance), respectively, of deferred tax assets were included in deferred tax assets on the Consolidated Statements of Assets and Liabilities relating to net operating loss carryforwards and unrealized losses on investments and other temporary book to tax differences that are expected to be used in future periods.

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

The Company follows the provisions under the authoritative guidance on accounting for and disclosure of uncertainty in tax positions. The provisions require management to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. There are no unrecognized tax benefits or obligations in the accompanying consolidated financial statements. Although the Company files U.S. federal and state tax returns, the Company’s major tax jurisdiction is U.S. federal. The Company’s U.S. federal tax years subsequent to 2017 remain subject to examination by taxing authorities.

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

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which clarifies certain optional expedients and exceptions for applying GAAP to derivatives affected by reference rate reform.  ASU 2021-01 is effective as of January 7, 2021 through December 31, 2022, at the Company’s election.

The Company is currently evaluating the impact of adopting ASU 2020-04 and ASU 2021-01 on its consolidated financial statements.

In November 2020, the Securities and Exchange Commission (“SEC”) issued the file rule under SEC release No.33-10890, which amends Regulation S-K to modernize, simplify, and enhance certain financial disclosure requirements.  Specifically, it eliminates the requirement for Selected Financial Data, streamlines the requirement to disclose Supplementary Financial Information, and amends Management’s Discussion & Analysis of Financial Condition and Results of Operations, with the intention to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants.  The final rules were effective February 10, 2021, and registrants are required to apply the amended rules for their first fiscal year ending on or after August 9, 2021.  The Company has elected to provide disclosure consistent with certain of the amendments in advance of the mandatory compliance date.  Specifically, the Company has eliminated its Selected Financial Data and has replaced the requirement for quarterly tabular disclosure with a principles-based requirement for material retrospective changes. The Company has evaluated the impact of the amendments and determined the effect of the adoption of the rules on the financial statements are limited to the modification and removal of certain disclosures.

3. Investments

The Company has adopted the authoritative guidance under GAAP for estimating the fair value of investments in investment companies that have calculated net asset value per share in accordance with the specialized accounting guidance for Investment Companies. Accordingly, in circumstances in which net asset value per share of an investment is determinative of fair value, the Company estimates the fair value of an investment in an investment company using the net asset value per share of the investment (or its equivalent) without further adjustment if the net asset value per share of the investment is determined in accordance with the specialized accounting guidance for investment companies as of the reporting entity’s measurement date. Redemptions are not generally permitted in the Company’s investments in funds. The remaining term of the Company’s investments in funds is expected to be ten months to three years.

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

Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The following is a summary of the levels within the fair value hierarchy in which the Company invests as of December 31, 2020:

Description	Fair Value	Level 1	Level 2	Level 3
First lien senior secured debt	$233,636	$—	$—	$233,636
Second lien debt	22,111	—	—	22,111
Subordinated debt	5,841	—	—	5,841
Equity investments	5,070	—	—	5,070
Investment in Logan JV (1)	68,133	—	—	—
Investments in funds (1)	2,891	—	—	—
Total investments	$337,682	$—	$—	$266,658

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

The following is a summary of the industry classification in which the Company invests as of December 31, 2020:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$92,125	$68,134	20.17%	36.78%
Consumer products and services	72,821	66,477	19.69%	35.89%
Healthcare	47,924	47,391	14.03%	25.58%
Business services	40,786	40,749	12.07%	22.00%
IT services	40,303	40,651	12.04%	21.94%
Financial services	28,907	27,947	8.28%	15.09%
Industrials and manufacturing	44,882	23,647	7.00%	12.77%
Energy / utilities	21,771	11,331	3.36%	6.12%
Retail & grocery	8,783	8,781	2.60%	4.74%
Transportation	1,000	2,574	0.76%	1.39%
Total Investments	$399,302	$337,682	100.00%	182.30%

The following is a summary of the industry classification in which the Company invests as of December 31, 2019:

Industry	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
Investment funds and vehicles	$97,075	$83,397	21.71%	36.34%
Consumer products and services	61,771	55,014	14.32%	23.98%
Healthcare	54,297	54,152	14.10%	23.60%
Business services	44,504	44,938	11.70%	19.58%
Industrials and manufacturing	52,675	35,122	9.14%	15.31%
IT services	35,493	33,880	8.82%	14.77%
Financial services	23,783	24,150	6.29%	10.52%
Energy / utilities	47,543	23,772	6.19%	10.36%
Retail & grocery	15,683	17,714	4.61%	7.72%
Media, entertainment and leisure	8,391	8,506	2.21%	3.71%
Transportation	1,000	3,480	0.91%	1.52%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2020:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$163,953	$138,961	41.15%	75.02%
West	78,569	78,547	23.26%	42.40%
Southwest	87,620	63,335	18.76%	34.19%
Midwest	29,835	26,648	7.89%	14.39%
Southeast	32,648	23,449	6.94%	12.66%
Canada	6,677	6,742	2.00%	3.64%
Total Investments	$399,302	$337,682	100.00%	182.30%

The following is a summary of the geographical concentration of our investment portfolio as of December 31, 2019:

Region	Amortized Cost	Fair Value	% of Total Portfolio	% of Net Assets
United States
Northeast	$175,170	$162,789	42.38%	70.94%
Southwest	122,183	86,176	22.43%	37.56%
West	83,644	85,876	22.36%	37.43%
Midwest	28,996	25,125	6.54%	10.95%
Southeast	27,293	19,221	5.00%	8.38%
Canada	4,929	4,938	1.29%	2.15%
Total Investments	$442,215	$384,125	100.00%	167.41%

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2020:

Description	Fair Value		Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt (2)	$188,981		Discounted cash flows (income approach)	Comparative Yield	8%		-	9%		(8%)
	16,808		Market comparable companies (market approach)	EBITDA Multiple	5.1	x	-	5.6	x	(5.4	x)
	8,500	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	7,370		Market comparable companies (market approach)	Revenue Multiple	0.4	x	-	0.9	x	(0.6	x)
	2,940		Recoverability	Liquidation Proceeds (4)	$866		-	$866		$(866)
Second lien debt	11,880		Discounted cash flows (income approach)	Comparative Yield	14%		-	14%		(14%)
	9,823	(3)	Discounted cash flows (income approach)	Royalty Payment Discount Rate Minimum Payment Discount Rate Revenue Growth Rate	7.5% 4.5% 32.1%		- - -	12.5% 4.5% 32.1%		(9.1%) (4.5%) (32.1%)
	408		Market comparable companies (market approach)	EBITDA Multiple	5.5	x	-	6.0	x	(5.7	x)
Subordinated debt	5,841		Market comparable companies (market approach)	EBITDA Multiple	2.9	x	-	3.4	x	(3.1	x)
Equity investments (2)	2,265		Market comparable companies (market approach)	EBITDA Multiple	9.7	x	-	10.6	x	(10.2	x)
	2,773		Market comparable companies (market approach)	Revenue Multiple	2.1	x	-	2.6	x	(2.4	x)

Warrants	—	Market comparable companies (market approach)	EBITDA Multiple	2.9	x	-	3.4	x	(3.1	x)
Total Level 3 Investments	$257,589

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.
(2)

Excluded from the presentation is $9,037 of first lien senior secured debt and $32 of equity for which the Advisor did not develop the unobservable inputs for the determination of fair value. The fair value has been determined through recent market transactions.

(3)	Investment relates to the Company's remaining investment in OEM Group, Inc.
(4)

There are various, company specific inputs used in the valuation analysis that relate to the liquidation value of a company’s assets. The significant unobservable inputs used in the valuation model were liquidation proceeds.

The following provides quantitative information about Level 3 fair value measurements as of December 31, 2019:

Description	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Range (Average) (1)
First lien senior secured debt	$189,872	Discounted cash flows (income approach)	Comparative Yield	9%		-	11%		(10%)
	41,945	Market comparable companies (market approach)	EBITDA Multiple	6.1	x	-	6.6	x	(6.4	x)
	8,281	Market comparable companies (market approach)	Revenue Multiple	0.3	x	-	0.8	x	(0.5	x)
Second lien debt	12,000	Discounted cash flows (income approach)	Comparative Yield	13%		-	14%		(13%)
Equity investments	17,811	Market comparable companies (market approach)	EBITDA Multiple	415%		-	465%		(440%)
	3,704	Market comparable companies (market approach)	Revenue Multiple	2.5	x	-	3.0	x	(2.7	x)
Total Level 3 Investments	$273,613

(1)	Averages were determined using a weighted average based upon the fair value of the investments in each investment category.

The two primary significant unobservable inputs used in the fair value measurement of the Company’s debt securities (first lien secured debt, second lien debt and subordinated debt), including income-producing investments in funds and income producing securities and payment rights, and excluding the Company’s investment in debt securities of OEM Group, Inc., is the weighted average cost of capital, or WACC, and the comparative yield. Significant increases (decreases) in the WACC or in the comparative yield in isolation would result in a significantly lower (higher) fair value measurement. In determining the WACC, for the income, or yield approach, the Company considers current market yields and multiples, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreements or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate WACC to use in the income approach. In determining the comparative yield, for the income, or yield approach, the Company considers current market yields and multiples, weighted average cost of capital, portfolio company performance, leverage levels, credit quality, among other factors, including U.S. federal tax rates, in its analysis. In the case of tax receivable agreements or TRAs, the Company considers the risks associated with changes in tax rates, the performance of the portfolio company and the expected term of the investment. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate comparative yield to use in the income approach.

The primary significant unobservable inputs used in the fair value measurement of the Company’s investment in the first lien secured debt and second lien debt of OEM Group, Inc. are royalty payment discount rate, minimum payment discount rate, and revenue growth.  Significant increases (decreases) in the royalty payment discount rate or minimum payment discount rate in isolation would result in a significantly lower (higher) fair value measurement.  Significant increases (decreases) in the revenue growth rates in isolation would result in a significantly higher (lower) fair value measurement. To determine royalty payments discount rate and minimum payment discount rates, the Company considers current cost of capital of the payor, expected term of investment, anticipated risk in the projections, among other factors.  To determine revenue growth rates, the Company principally considers historical and current performance coupled with industry growth rates. The Company also considers current purchase orders, inflation rate adjustments that consider macroeconomic research, among other factors in evaluating growth rates.

The primary significant unobservable input used in the fair value measurement of the Company’s equity investments, investments in warrants, debt investments where the Company has a controlling equity investment, and other debt investments using a market approach is the EBITDA multiple adjusted by management for differences between the investment and referenced comparables, or the multiple. Significant increases (decreases) in the multiple in isolation would result in a significantly higher (lower) fair value measurement. To determine the multiple for the market approach, the Company considers current market trading and/or transaction multiples, portfolio company performance (financial ratios) relative to public and private peer companies and leverage levels, among other factors. Changes in one or more of these factors can have a similar directional change on other factors in determining the appropriate multiple to use in the market approach.

The following table rolls forward the changes in fair value during the year ended December 31, 2020 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt	Equity investments	Warrants	Totals
Beginning balance, January 1, 2020	$240,098	$12,000	$-	$21,515	$-	$273,613
Purchases (1)	115,402	11,827	5,840	356	-	133,425
Sales and repayments (1)	(90,064)	-	-	(17,088)	-	(107,152)
Unrealized appreciation (depreciation)(2)	9,386	(1,756)	1	6	175	7,812
Realized (loss) gain	(43,087)	-	-	281	(175)	(42,981)
Net amortization of premiums, discounts and fees	782	40	-	-	-	822

PIK	1,119	-	-	-	-	1,119
Ending balance, December 31, 2020	$233,636	$22,111	$5,841	$5,070	$-	$266,658
Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(14,731)	$(1,756)	$-	$(1,199)	$-	$(17,686)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

The following table rolls forward the changes in fair value during the year ended December 31, 2019 for investments classified within Level 3:

	First lien senior secured debt	Second lien debt	Subordinated debt		Equity investments	Warrants	Totals
Beginning balance, January 1, 2019	$329,348	$25,295	$6,556		$43,534	$580	$405,313
Purchases	114,579	-	-	#	219	-	114,798
Sales and repayments	(149,484)	(14,442)	(4,333)	#	(27,048)	-	(195,307)
Unrealized appreciation (depreciation)(1)	24	991	2,809	#	(9,660)	(580)	(6,416)
Realized (loss) gain	(57,417)	-	(5,553)	#	14,470	-	(48,500)
Net amortization of premiums, discounts and fees	1,086	156	-	#	-	-	1,242
PIK	1,962	-	521	#	-	-	2,483
Ending balance, December 31, 2019	$240,098	$12,000	$-		$21,515	$-	$273,613

Net change in unrealized appreciation (depreciation) from investments still held as of the reporting date	$(22,906)	$19	$-		$(2,490)	$(580)	$(25,957)

(1)	All unrealized appreciation (depreciation) in the table above is reflected in the accompanying Consolidated Statements of Operations.

Significant Unconsolidated Subsidiaries

In accordance with the SEC’s Regulation S-X and GAAP, the Company is not permitted to consolidate any subsidiary or other entity that is not an investment company or a controlled operating company whose business consists of providing services to the company, including those in which the Company has a controlling interest. The Company had certain unconsolidated subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 that met at least one of the significance conditions under the SEC’s Regulation S-X.  Accordingly, pursuant to Rule 4-08 of Regulation S-X, summarized, comparative financial information is presented below for our significant unconsolidated subsidiaries, which include Loadmaster Derrick & Equipment, Inc. and First Eagle Logan JV, LLC as of and for the year ended December 31, 2020, C&K Market, Inc., Loadmaster Derrick & Equipment, Inc., and First Eagle Logan JV, LLC as of and for the year ended December 31, 2019 and C&K Market, Inc., Copperweld Bimetallic, LLC, Loadmaster Derrick & Equipment, Inc., OEM Group, LLC, Charming Charlie LLC, and First Eagle Logan JV, LLC for the year ended December 31, 2018.

	As of December 31,			For the year ended December 31,
Balance Sheet	2020	2019	Income Statement	2020	2019	2018
Current assets	$37,039	$48,675	Net sales	$30,000	$275,884	$535,634
Noncurrent assets	228,455	383,178	Gross profit	11,107	100,436	238,997
Current liabilities	9,830	33,504	Net gain (loss)	3,464	11,694	(6,725)
Noncurrent liabilities	192,855	272,762

Pursuant to Rule 4-08 of Regulation S-X, summarized financial information is presented below for our significant unconsolidated subsidiary OEM Group, LLC as of and for the years ended December 31, 2020 and December 31, 2019.

	As of December 31,			For the year ended December 31,
Balance Sheet	2020	2019	Income Statement	2020	2019
Current assets	$17,264	$17,294	Net sales	$-	$-
Noncurrent assets	128	18,407	Gross profit	-	-
Current liabilities	2,782	15,196	Net loss from continuing operations	(19,840)	(26,452)
Noncurrent liabilities	63,491	48,520	Gain from discontinued operations	2,804	7,767
			Loss on sale of discontinued operations	(3,908)	-

In December 2020, OEM Group, LLC completed the sale of all of its principal business operations via two transactions.  On December 2, 2020, OEM closed on the sale of certain assets and liabilities of its Arizona based division to Plasma Therm LLC.  Plasma Therm will be responsible for developing, commercializing, and marketing the newly developed Endeavor M series PVD platform with no further investment required by OEM.  OEM is entitled to a series of deferred royalty payments over seven years associated with the sale of its business operations, which are based on the future revenues associated with Plasma Therm’s product and services sales.  OEM will receive minimum annual payments for the first four years that will be used to cover certain residual operating costs and service the outstanding debt.  These future royalty streams will be used to cover principal and interest on OEM’s outstanding debt. Under GAAP, the financial results of the two disposed businesses are reported separately from continuing operations under the line item “Gain from discontinued operations”.  “Net sales”, “Gross profit”, and “Net loss from continuing operations” represents the financial operations of the continuing entity, which excludes the results of the two discontinued businesses.  These amounts represent primarily general and administrative expenses and interest expense of the continuing entity. In future years, the royalty payments received by OEM will be reflected in “Net sales” and “Gross profit” in their financial results.

OEM also consummated the sale of certain assets and liability of its Pennsylvania based division to a minority shareholder of the Company.  As of December 31, 2020, the Company holds all outstanding debt and equity of OEM. There was no cash consideration exchanged in connection with the transaction.

In addition, the Company’s investment in First Eagle Logan JV, LLC met at least one of the significance conditions under SEC’s Regulation S-X, Rule 3-09 as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018. Accordingly, the financial statements for First Eagle Logan JV LLC have been attached as an exhibit to this Form 10-K.

First Eagle Logan JV LLC

On December 3, 2014, the Company entered into an agreement with Perspecta Trident LLC, an affiliate of Perspecta Trust LLC, or Perspecta, to create First Eagle Logan JV LLC, or Logan JV, a joint venture, which invests primarily in senior secured first lien term loans. All Logan JV investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

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

As of December 31, 2020 and 2019, Logan JV had the following commitments, contributions and unfunded commitments from its members (in thousands):

As of December 31, 2020

Member	Total Commitments	Contributed Capital	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$110,000	$92,600	$8,000	$9,400
Perspecta Trident LLC	27,500	23,150	2,000	2,350
Total Investments	$137,500	$115,750	$10,000	$11,750

	As of December 31, 2019
Member	Total Commitments	Contributed Capital (1)	Return of Capital (not recallable)	Unfunded Commitments
First Eagle Alternative Capital BDC, Inc.	$200,000	$97,400	$3,200	$99,400
Perspecta Trident LLC	50,000	24,350	800	24,850
Total Investments	$250,000	$121,750	$4,000	$124,250

Logan JV has a senior credit facility, or the Logan JV Credit Facility, with Deutsche Bank AG and other banks. As of December 31, 2020 and December 31, 2019, the Logan JV Credit Facility had $275,000 of commitments subject to leverage and borrowing base restrictions with an interest rate of three month LIBOR (with no LIBOR floor) plus 2.20%. The final maturity date of the Logan JV Credit Facility is January 12, 2023 with the revolving loan period ending on January 12, 2021. As of December 31, 2020 and 2019, Logan JV had $166,541 and $236,141 outstanding borrowings under the credit facility, respectively. As of December 31, 2020, the effective interest rate on the Logan JV Credit Facility was 2.46% per annum.

As of December 31, 2020 and 2019, Logan JV had total investments at fair value of $221,418 and $332,182, respectively. As of December 31, 2020 and December 31, 2019, Logan JV’s portfolio was comprised of senior secured first lien loans and second lien loans to 92 and 131 different borrowers, respectively. As of December 31, 2020, there one loan on non-accrual status with an amortized cost of $2,227 and fair value of $1,018. As of December 31, 2019, there were three loans on non-accrual status from two issuers with an amortized cost of $5,342 and fair value of $2,175. As of December 31, 2020 and 2019, Logan JV had unfunded commitments to fund revolver and delayed draw loans to its portfolio companies totaling $6,175 and $3,861, respectively. The portfolio companies in Logan JV are in industries similar to those in which the Company may invest directly.

Below is a summary of Logan JV’s portfolio, followed by a listing of the individual loans in Logan JV’s portfolio as of December 31, 2020 and December 31, 2019 (dollar amounts in thousands):

	As of December 31, 2020	As of December 31, 2019
First lien secured debt, at par	$233,614	$338,439
Second lien debt, at par	7,111	8,529
Total debt investments, at par	$240,725	$346,968
Weighted average yield on first lien secured loans (1)	5.6%	6.6%
Weighted average yield on second lien loans (1)	8.7%	9.7%
Weighted average yield on all loans (1)	5.7%	6.7%
Number of borrowers in Logan JV	92	131
Largest loan to a single borrower (2)	$5,000	$5,000
Total of five largest loans to borrowers (2)	$24,596	$24,906

(1)	Weighted average yield at their current cost.
(2)	At current principal amount.

The weighted average yield of Logan JV’s debt investments is not the same as a return on Logan JV investment for the Company’s stockholders but, rather, relates to a portion of the Company’s investment portfolio and is calculated before the payment of the Company’s expenses. The weighted average yield was computed using the effective interest rates as of December 31, 2020 and December 31, 2019, respectively. There can be no assurance that the weighted average yield will remain at its current level.

For years ended, December 31, 2020, 2019 and 2018, our share of income from distributions declared related to our Logan JV LLC equity interest was $7,052, $9,760 and $9,799, respectively, which amounts are included in dividend income from controlled investments in the Consolidated Statements of Operations. As of December 31, 2020 and December 31, 2019, $1,583 and $2,593, respectively, of income related to the Logan JV was included in interest, dividends and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020 and 2019, $97 and $327 of return of capital associated with distributions declared was included in the Distribution receivable on the Consolidated Statements of Assets and Liabilities, respectively. The distributions declared and earned for the year ended December 31, 2020 represented a dividend yield to the Company of 7.6% based upon average capital invested for the year. Distributions declared and earned for the year ended December 31, 2019 represented a dividend yield to the Company of 10.5% based upon average capital invested for the year. Distributions declared and earned for the year ended December 31, 2018 represented a dividend yield to the Company of 12.0% based upon average capital invested for the year.

Logan JV Loan Portfolio as of December 31, 2020

(dollar amounts in thousands)

Type of Investment/ Portfolio company (13)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd	Services: Consumer	5% (LIBOR +4.25%)	11/22/2019	11/26/2026	1,489	$1,476	$1,385

Total Australia						$1,476	$1,385

Canada
Avison Young Canada Inc.	Services: Business	5.25% (LIBOR +5%)	03/07/2019	01/31/2026	3,924	$3,865	$3,731
PNI Canada Acquireco Corp	High Tech Industries	4.65% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,653	1,647	1,588

Total Canada						$5,512	$5,319

Germany
Rhodia Acetow	Consumer goods: Non-Durable	6.5% (LIBOR +5.5%)	04/21/2017	05/31/2023	965	$959	$886
VAC Germany Holding GmbH	Metals & Mining	5% (LIBOR +4%)	02/26/2018	02/26/2025	2,918	2,909	2,174
Total Germany						$3,868	$3,060

Luxembourg
Connect Finco SARL	Telecommunications	5.5% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,421	$1,397	$1,429
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	2.5% (LIBOR +1.5%)	09/22/2020	02/28/2025	1,630	1,468	1,613
Travelport Finance (Luxembourg) S.à r.l.	Services: Consumer	5.25% (LIBOR +5%)	03/18/2019	05/30/2026	1,747	1,720	1,198
Total Luxembourg						$4,585	$4,240

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	5.52% (LIBOR +5.25%)	08/07/2018	06/16/2025	5,000	$4,867	$4,533
EG Group	Retail	4.25% (LIBOR +4%)	03/23/2018	02/07/2025	2,788	2,779	2,763

Total United Kingdom						$7,646	$7,296

United States of America
1A Smart Start LLC	Services: Consumer	5.75% (LIBOR +4.75%)	08/14/2020	08/13/2027	2,394	$2,371	$2,394
A Place for Mom Inc	Media: Advertising, Printing & Publishing	4.75% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,870	3,860	3,618
A10 Capital, LLC	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,976	4,874
Acproducts Inc	Construction & Building	7.5% (LIBOR +6.5%)	02/14/2020	08/13/2025	491	499	505
Advanced Integration Technology LP	Aerospace & Defense	5.75% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,915	1,908	1,609
Advisor Group Holdings Inc	Banking, Finance, Insurance & Real Estate	5.15% (LIBOR +5%)	07/31/2019	07/31/2026	3,182	3,165	3,162
AG Parent Holdings LLC	High Tech Industries	5.15% (LIBOR +5%)	07/30/2019	07/31/2026	2,640	2,619	2,607
AgroFresh Inc.	Chemicals, Plastics & Rubber	7.25% (LIBOR +6.25%)	12/01/2015	12/31/2024	1,294	1,292	1,287
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	4.4% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,910	3,897	3,294
Alchemy US Holdco 1 LLC	Chemicals, Plastics & Rubber	5.65% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,900	1,881	1,836
Allen Media LLC	Media: Broadcasting & Subscription	5.75% (LIBOR +5.5%)	02/06/2020	02/10/2027	2,977	2,964	2,971
AMCP Clean Acquisition Co LLC	Wholesale	4.47% (LIBOR +4.25%)	07/10/2018	06/15/2025	2,359	2,351	1,628
AMCP Clean Acquisition Co LLC	Wholesale	4.49% (LIBOR +4.25%)	07/10/2018	06/15/2025	571	569	394
Anne Arundel Dermatology Management, LLC (3)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	1,362	380	378

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Anne Arundel Dermatology Management, LLC (4) (12)	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	451	(9)	(9)
Anne Arundel Dermatology Management, LLC	Healthcare & Pharmaceuticals	7% (LIBOR +6%)	10/12/2020	10/16/2025	2,023	2,004	2,002
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	04/17/2018	12/20/2024	632	631	487
Ansira Holdings, Inc.	Media: Diversified & Production	7.5% (LIBOR +6.5%)	12/20/2016	12/20/2024	1,899	1,890	1,462
AP Gaming I LLC	Hotel, Gaming & Leisure	4.5% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,413	2,410	2,321
APFS Staffing Holdings Inc	Services: Consumer	4.9% (LIBOR +4.75%)	04/04/2019	04/15/2026	1,970	1,940	1,939
AQA Acquisition Holding, Inc.	High Tech Industries	5.25% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,954	1,954	1,954
Ascend Performance Materials Operations LLC	Chemicals, Plastics & Rubber	6.25% (LIBOR +5.25%)	08/16/2019	08/27/2026	871	857	875
BCP Qualtek Merger Sub LLC	Telecommunications	7.25% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,775	3,726	3,574
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	5.25% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,895	2,881	2,829
California Cryobank LLC	Healthcare & Pharmaceuticals	4.25% (LIBOR +4%)	08/03/2018	08/06/2025	3,136	3,126	3,109
Cambium Learning Group, Inc.	Services: Consumer	4.75% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,960	1,890	1,953
Canister International Group Inc	Forest Products & Paper	4.9% (LIBOR +4.75%)	12/18/2019	12/21/2026	1,985	1,968	1,979
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	283	281	280
CC Amulet Intermediate, LLC (5)	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	05/01/2020	04/30/2024	1,251	551	539
CC Amulet Intermediate, LLC	Healthcare & Pharmaceuticals	5.75% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,375	3,356	3,341
Clear Balance Holdings, LLC	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,734	4,723	4,640
Conyers Park Parent Merger Sub Inc	Beverage, Food & Tobacco	4.75% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,734	1,730	1,743
Discovery Practice Management, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,924	4,906	4,874
Drilling Info Inc.	High Tech Industries	4.4% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,398	4,384	4,270
E2open, LLC	Services: Business	6.75% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,938	4,902	4,930
Eliassen Group, LLC	Services: Business	4.4% (LIBOR +4.25%)	10/19/2018	11/05/2024	4,621	4,605	4,574
Empower Payments Acquisition	Services: Business	4.47% (LIBOR +4.25%)	10/05/2018	10/05/2025	3,920	3,913	3,842
Gold Standard Baking, Inc. (14)	Wholesale	7.5% (LIBOR +6.5%)	05/19/2015	07/23/2022	2,609	2,227	1,018
Golden West Packaging Group LLC	Containers, Packaging & Glass	6.25% (LIBOR +5.25%)	02/09/2018	06/20/2023	4,548	4,537	4,502
Granite Holdings US Acquisition Co	Capital Equipment	5.5% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,897	2,825	2,903
Gruden Acquisition Inc.	Transportation: Cargo	6.5% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,929	1,914	1,914
Hertz Corporation (6)	Services: Business	8.25% (LIBOR +7.25%)	10/26/2020	12/31/2021	3,000	416	538
High Street Insurance Partners, Inc. (7)	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	1,000	669	673
High Street Insurance Partners, Inc.	Banking, Finance, Insurance & Real Estate	7.5% (LIBOR +6.5%)	08/07/2020	12/03/2025	2,985	2,916	2,925
Hoffman Southwest Corporation	Environmental Industries	6% (LIBOR +5%)	05/16/2019	08/14/2023	1,578	1,569	1,539
Hornblower Sub LLC	Hotel, Gaming & Leisure	5.5% (LIBOR +4.5%)	03/08/2019	04/28/2025	1,771	1,470	1,528
Institutional Shareholder Services, Inc.	Services: Business	4.75% (LIBOR +4.5%)	03/04/2019	02/26/2026	1,965	1,950	1,958
International Textile Group Inc	Consumer goods: Durable	5.37% (LIBOR +5%)	04/20/2018	05/01/2024	938	935	852
Isagenix International LLC	Services: Consumer	6.75% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,734	1,723	974
Lifescan Global Corporation	Healthcare & Pharmaceuticals	6.23% (LIBOR +6%)	06/19/2018	10/01/2024	1,935	1,899	1,849
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	461	460	452
LSCS Holdings Inc.	Healthcare & Pharmaceuticals	4.51% (LIBOR +4.25%)	03/09/2018	03/17/2025	1,786	1,781	1,751
MAG DS Corp.	Aerospace & Defense	6.5% (LIBOR +5.5%)	09/21/2020	04/01/2027	1,247	1,187	1,194
Miller's Ale House Inc	Hotel, Gaming & Leisure	4.9% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,340	2,333	2,064
MRI Software LLC (8)	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	42	-	-
MRI Software LLC	Construction & Building	6.5% (LIBOR +5.5%)	01/31/2020	02/10/2026	1,448	1,442	1,444
NAC Holding Corporation	Banking, Finance, Insurance & Real Estate	6.75% (LIBOR +5.75%)	10/02/2020	09/28/2024	3,875	3,802	3,798
New Constellis Borrower LLC	Aerospace & Defense	8.5% (LIBOR +7.5%)	03/27/2020	03/27/2024	331	310	322
New Insight Holdings Inc	Services: Business	6.5% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,940	1,885	1,917
NextCare, Inc. (9)	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	72	72
NextCare, Inc.	Healthcare & Pharmaceuticals	5.5% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,778	3,757	3,759
Northern Star Holdings Inc.	Utilities: Electric	5.75% (LIBOR +4.75%)	03/28/2018	03/28/2025	4,133	4,121	4,050

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Oak Point Partners, LLC	Banking, Finance, Insurance & Real Estate	6.25% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,909	2,837
OB Hospitalist Group Inc	Healthcare & Pharmaceuticals	5% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,186	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5% (LIBOR +4%)	10/06/2017	10/12/2024	1,938	1,932	1,893
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	555	551	555
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	03/04/2019	10/21/2024	819	813	819
Orion Business Innovations	High Tech Industries	5.5% (LIBOR +4.5%)	10/18/2018	10/19/2024	1,897	1,885	1,897
OSM MSO, LLC	Healthcare & Pharmaceuticals	5.25% (LIBOR +5%)	10/16/2018	08/09/2023	3,858	3,837	3,279
Output Services Group Inc	Services: Business	5.5% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,378	4,366	3,284
Parts Town	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/07/2019	10/15/2025	990	986	926
Patriot Rail Co LLC	Transportation: Cargo	5.49% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,474	3,416	3,495
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	5.23% (LIBOR +5%)	10/04/2018	09/28/2025	2,933	2,912	2,581
PLH Group Inc	Energy: Oil & Gas	6.21% (LIBOR +6%)	08/01/2018	07/25/2023	3,647	3,600	3,369
Portillo's Holdings, LLC	Beverage, Food & Tobacco	6.5% (LIBOR +5.5%)	11/27/2019	09/06/2024	1,975	1,960	1,970
Premise Health Holding Corp	Healthcare & Pharmaceuticals	3.75% (LIBOR +3.5%)	08/14/2018	07/10/2025	880	877	859
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	4.75% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,940	1,929	1,885
Pure Fishing Inc	Consumer goods: Non-Durable	4.65% (LIBOR +4.5%)	12/20/2018	12/22/2025	1,179	1,145	1,141
Quidditch Acquisition Inc	Beverage, Food & Tobacco	8% (LIBOR +7%)	03/16/2018	03/21/2025	993	981	938
Red Ventures, LLC	Media: Advertising, Printing & Publishing	2.65% (LIBOR +2.5%)	10/18/2017	11/08/2024	1,998	1,987	1,969
Sentry Data Systems, Inc.	High Tech Industries	7.75% (LIBOR +6.75%)	09/29/2020	09/30/2025	3,182	3,121	3,118
Sentry Data Systems, Inc. (10) (12)	High Tech Industries	8% (LIBOR +6.75%)	09/29/2020	09/30/2025	318	(6)	(6)
Silverback Merger Sub Inc	High Tech Industries	4.5% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,161	1,159	1,161
Starfish- V Merger Sub Inc	High Tech Industries	7% (LIBOR +6%)	11/06/2019	08/16/2024	990	929	992
Starfish- V Merger Sub Inc	High Tech Industries	6.48% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,210	1,203	1,209
Teneo Holdings LLC	Services: Business	6.25% (LIBOR +5.25%)	07/15/2019	07/11/2025	2,222	2,155	2,206
Titan Sub LLC	Aerospace & Defense	5.15% (LIBOR +5%)	09/19/2019	09/21/2026	3,225	3,195	3,221
Tupelo Buyer Inc	Transportation: Cargo	4.75% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,160	2,151	2,153
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	4.65% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,911	2,899	2,910
US Shipping Corp	Utilities: Oil & Gas	5.25% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	205	186
W3 Topco LLC	Energy: Oil & Gas	7% (LIBOR +6%)	08/13/2019	08/16/2025	1,875	1,774	1,813
Yak Access LLC	Energy: Oil & Gas	5.25% (LIBOR +5%)	06/29/2018	07/11/2025	2,738	2,684	2,430
Zenith American Holding, Inc.	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,908	3,901	3,869
Zenith American Holding, Inc. (11)	Services: Business	6.25% (LIBOR +5.25%)	03/11/2019	12/13/2024	495	191	189

Total United States of America						$201,384	$193,379

Total Senior Secured First Lien Term Loans						$224,471	$214,679

Second Lien Term Loans
United States of America
AQA Acquisition Holding, Inc.	High Tech Industries	9% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$994	$975
DiversiTech Holdings Inc	Consumer goods: Durable	8.5% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,988	1,991
Gruden Acquisition Inc.	Transportation: Cargo	9.5% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	492	459
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	7.75% (LIBOR +7%)	08/11/2017	08/15/2025	979	973	959
New Constellis Borrower LLC	Aerospace & Defense	12% (LIBOR +11%)	03/27/2020	03/27/2025	282	72	203
TKC Holdings Inc	Services: Business	9% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,843	1,655
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/15/2023	425	425	396
Wash Multifamily Acquisition Inc.	Services: Consumer	8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	69

Logan JV Loan Portfolio as of December 31, 2020—(Continued)

(dollar amounts in thousands)

Total United States of America				$6,861	$6,707

Total Second Lien Term Loans				$6,861	$6,707

Equity Investments
United States of America
New Constellis Borrower LLC	Aerospace & Defense	03/27/2020	1	$203	$32

Total United States of America				$203	$32

Total Equity Investments				$203	$32

Total Investments				$231,535	$221,418

Cash equivalents
Dreyfus Government Cash Management Fund				31,632	31,632
Other cash accounts				555	555
Total Cash equivalents				$32,187	$32,187

(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
(3)

Represents a delayed draw commitment of $1,362,166, of which $956,513 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(4)

Represents a revolver commitment of $451,128, which was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(5)

Represents a delayed draw commitment of $1,251,077, which $700,000 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(6)

Represents a delayed draw commitment of $3,000,000, which $2,434,455 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 3.75% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(7)

Represents a delayed draw commitment of $1,000,000, which $307,500 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(8)	Represents a delayed draw commitment of $41,567, which was unfunded as of December 31, 2020. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(9)

Represents a delayed draw commitment of $629,847, which $554,431 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(10)	Represents a revolver commitment of $318,182, which was unfunded as of December 31, 2020. Issuer pays 0.5% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.
(11)

Represents a delayed draw commitment of $494,607, which $300,391 was unfunded as of December 31, 2020. Unfunded amounts of a delayed draw position have a lower rate than the contractual fully funded rate. Issuer pays 1.0% unfunded commitment fee on delayed draw term loan and/or revolving loan facilities.

(12)	Unfunded amount will start to accrue interest when the position is funded. 3 month LIBOR as of December 31, 2020 is shown to reflect possible projected interest rate.
(13)	All investments are pledged as collateral for loans payable unless otherwise noted.
(14)	Loan was on non-accrual as of December 31, 2020.

Logan JV Loan Portfolio as of December 31, 2019

(dollar amounts in thousands)

Type of Investment/ Portfolio company (11)	Industry	Interest Rate (1)	Initial Acquisition Date	Maturity Date	Principal	Amortized Cost	Fair Value (2)
Senior Secured First Lien Term Loans
Australia
Ticketek Pty Ltd (9)	Services: Consumer	6.16% (LIBOR +4.25%)	11/22/2019	11/23/2026	1,500	$1,485	$1,500

Total Australia						$1,485	$1,500

Canada
Avison Young Canada, Inc.	Services: Business	6.91% (LIBOR +5%)	03/07/2019	02/01/2026	3,964	$3,893	$3,903
PNI Canada Acquireco Corp	High Tech Industries	6.3% (LIBOR +4.5%)	10/31/2018	10/31/2025	1,716	1,709	1,697

Total Canada						$5,602	$5,600

Germany
Rhodia Acetow	Consumer goods: Non-Durable	7.42% (LIBOR +5.5%)	04/21/2017	05/31/2023	975	$967	$887
VAC Germany Holding GmbH	Metals & Mining	5.94% (LIBOR +4%)	02/26/2018	3/8/2025	2,948	2,936	2,520
Total Germany						$3,903	$3,407

Luxembourg
Travelport Finance	Services: Consumer	6.94% (LIBOR +5%)	03/18/2019	05/30/2026	2,993	$2,937	$2,807
Total Luxembourg						$2,937	$2,807

United Kingdom
Auxey Bidco Ltd.	Services: Consumer	6.8% (LIBOR +5%)	08/07/2018	06/16/2025	5,000	$4,836	$4,850
Connect Finco SARL (9)	Telecommunications	6.41% (LIBOR +4.5%)	09/23/2019	12/11/2026	1,432	1,403	1,442
EG Group	Retail	5.96% (LIBOR +4%)	03/23/2018	02/07/2025	2,816	2,806	2,811
Total United Kingdom						$9,045	$9,103

United States of America
1A Smart Start, LLC (13)	Services: Consumer	6.3% (LIBOR +4.5%)	08/28/2015	02/21/2022	4,302	$4,291	$4,302
A Place for Mom, Inc.	Media: Advertising, Printing & Publishing	5.55% (LIBOR +3.75%)	07/28/2017	08/10/2024	3,910	3,897	3,851
A10 Capital, LLC (13)	Banking, Finance, Insurance & Real Estate	8.24% (LIBOR +6.5%)	04/25/2018	05/01/2023	5,000	4,967	4,950
Achilles Acquisition, LLC	Banking, Finance, Insurance & Real Estate	5.81% (LIBOR +4%)	10/04/2018	10/03/2025	3,970	3,962	4,017
Advanced Integration Technology, LP	Aerospace & Defense	6.55% (LIBOR +4.75%)	07/15/2016	04/03/2023	1,935	1,925	1,904
Advisor Group Holdings, Inc.	Banking, Finance, Insurance & Real Estate	6.8% (LIBOR +5%)	07/31/2019	07/31/2026	1,714	1,698	1,705
AG Parent Holdings, LLC	High Tech Industries	6.91% (LIBOR +5%)	07/30/2019	07/31/2026	2,667	2,642	2,649
AgroFresh Inc.	Chemicals, Plastics & Rubber	6.55% (LIBOR +4.75%)	12/01/2015	07/31/2021	1,915	1,911	1,637
Air Medical Group Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	09/26/2017	03/14/2025	2,205	2,193	2,144
Alcami Carolinas Corp	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	07/09/2018	07/06/2025	3,950	3,934	3,634
Alchemy US Holdco 1, LLC	Chemicals, Plastics & Rubber	7.29% (LIBOR +5.5%)	10/01/2018	10/10/2025	1,950	1,926	1,921
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	2,383	2,374	2,329
AMCP Clean Acquisition Co, LLC	Wholesale	6.19% (LIBOR +4.25%)	07/10/2018	6/16/2025	577	574	564
American Sportsman Holdings Co	Retail	6.8% (LIBOR +5%)	11/22/2016	09/25/2024	3,910	3,874	3,906
Ansira Holdings, Inc. (3)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	04/17/2018	12/20/2022	609	401	341
Ansira Holdings, Inc. (13)	Media: Diversified & Production	7.55% (LIBOR +5.75%)	12/20/2016	12/20/2022	1,831	1,822	1,648
AP Gaming I, LLC	Hotel, Gaming & Leisure	5.3% (LIBOR +3.5%)	06/06/2016	02/15/2024	2,438	2,434	2,450

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

APC Aftermarket	Automotive	6.91% (LIBOR +5%)	11/11/2019	05/09/2025	184	140	173
APC Aftermarket	Automotive	6.9% (LIBOR +5%)	11/12/2019	05/10/2024	329	237	158
APFS Staffing Holdings Inc .	Services: Consumer	6.79% (LIBOR +5%)	04/04/2019	4/15/2026	1,990	1,954	1,990
AQA Acquisition Holdings, Inc.	High Tech Industries	6.19% (LIBOR +4.25%)	10/01/2018	05/24/2023	1,975	1,975	1,965
Ascend Performance Materials Operations, LLC	Chemicals, Plastics & Rubber	7.19% (LIBOR +5.25%)	08/16/2019	08/27/2026	1,147	1,125	1,159
Avaya, Inc.	Telecommunications	5.99% (LIBOR +4.25%)	11/09/2017	12/15/2024	2,345	2,327	2,308
Axiom Global, Inc.	Services: Business	6.85% (LIBOR +4.75%)	09/25/2019	10/01/2026	3,000	2,971	2,989
Barbri, Inc.	Media: Diversified & Production	6.46% (LIBOR +4.25%)	12/01/2017	12/01/2023	3,122	3,111	3,075
BCP Qualtek Merger Sub, LLC	Telecommunications	8.18% (LIBOR +6.25%)	07/16/2018	07/18/2025	3,875	3,813	3,788
Big Ass Fans, LLC	Capital Equipment	5.69% (LIBOR +3.75%)	11/07/2017	05/21/2024	2,450	2,441	2,463
Big River Steel, LLC	Metals & Mining	6.94% (LIBOR +5%)	08/15/2017	08/23/2023	1,955	1,943	1,959
BI-LO, LLC	Retail	9.89% (LIBOR +8%)	05/15/2018	05/31/2024	1,478	1,434	1,370
Brand Energy & Infrastructure Services, Inc.	Energy: Oil & Gas	6.12% (LIBOR +4.25%)	06/16/2017	06/21/2024	2,925	2,906	2,921
California Cryobank LLC	Healthcare & Pharmaceuticals	5.94% (LIBOR +4%)	08/03/2018	08/06/2025	3,168	3,156	3,149
Cambium Learning Inc.	Services: Consumer	6.3% (LIBOR +4.5%)	12/18/2018	12/18/2025	1,980	1,894	1,921
Canister International Group, Inc.	Forest Products & Paper	6.51% (LIBOR +4.75%)	12/18/2019	12/21/2026	2,000	1,980	2,009
CC Amulet Intermediate, LLC (4) (10)	Healthcare & Pharmaceuticals	6.66% (LIBOR +4.75%)	06/18/2018	04/30/2020	1,538	(3)	(4)
CC Amulet Intermediate, LLC (13)	Healthcare & Pharmaceuticals	6.55% (LIBOR +4.75%)	06/18/2018	04/30/2024	3,410	3,384	3,401
Cengage Learning Acquisitions, Inc.	Media: Advertising, Printing & Publishing	6.05% (LIBOR +4.25%)	11/07/2019	06/07/2023	2,992	2,774	2,869
Clarity Telecom, LLC	Telecommunications	6.3% (LIBOR +4.5%)	06/27/2019	08/31/2026	3,990	3,952	4,020
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	2,095	2,060	2,063
Clarkson Eyecare, LLC	Healthcare & Pharmaceuticals	8.05% (LIBOR +6.25%)	08/21/2019	04/02/2021	1,397	1,374	1,376
Clear Balance Holdings, LLC (13)	Banking, Finance, Insurance & Real Estate	7.69% (LIBOR +5.75%)	07/07/2015	10/05/2023	4,783	4,769	4,783
Commercial Barge Line Co	Transportation: Cargo	10.68% (LIBOR +8.75%)	11/06/2015	11/12/2020	1,238	1,227	644
Constellis Holdings, LLC (13)	Aerospace & Defense	11.74% (LIBOR +10%)	12/16/2019	12/16/2020	364	364	364
Constellis Holdings, LLC (12)	Aerospace & Defense	6.93% (LIBOR +5%)	04/18/2017	04/21/2024	1,955	1,943	831
Conyers Park Parent Merger Sub, Inc.	Beverage, Food & Tobacco	5.73% (LIBOR +3.75%)	06/21/2017	07/07/2024	1,955	1,949	1,977
CT Technologies Intermediate Holdings, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	02/11/2015	12/01/2021	1,900	1,903	1,798
Deerfield Holdings Corp	Banking, Finance, Insurance & Real Estate	5.05% (LIBOR +3.25%)	12/06/2017	02/13/2025	246	245	245
Discovery Practice Management, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	07/22/2019	06/15/2024	4,975	4,952	4,913
Drilling Info, Inc.	High Tech Industries	6.05% (LIBOR +4.25%)	07/27/2018	07/30/2025	4,443	4,425	4,421
DXP Enterprises, Inc.	Wholesale	6.55% (LIBOR +4.75%)	08/16/2017	08/29/2023	1,466	1,457	1,472
E2open, LLC (13)	Transportation: Cargo	7.66% (LIBOR +5.75%)	06/21/2019	11/26/2024	4,988	4,942	4,938
Eliassen Group, LLC (13)	Services: Business	6.3% (LIBOR +4.5%)	10/19/2018	11/05/2024	4,644	4,625	4,621
Empower Payments Acquisition	Services: Business	5.94% (LIBOR +4%)	10/05/2018	10/05/2025	3,960	3,952	3,965
Evo Payments International, LLC	Banking, Finance, Insurance & Real Estate	5.06% (LIBOR +3.25%)	12/08/2016	12/22/2023	2,568	2,553	2,588
Gold Standard Baking, Inc. (12)	Wholesale	6.5% (LIBOR +4.5%)	05/19/2015	07/23/2022	2,528	2,391	1,239
Golden West Packaging Group, LLC	Containers, Packaging & Glass	7.55% (LIBOR +5.75%)	02/09/2018	06/20/2023	4,619	4,604	4,607
Granite Holdings US Acquisition Co	Capital Equipment	7.21% (LIBOR +5.25%)	09/25/2019	09/30/2026	2,926	2,841	2,941
Great Dane Merger Sub, Inc.	High Tech Industries	5.3% (LIBOR +3.5%)	05/02/2018	05/21/2025	2,955	2,944	2,914
Gruden Acquisition, Inc.	Transportation: Cargo	7.44% (LIBOR +5.5%)	06/21/2017	08/18/2022	1,949	1,924	1,954
Higginbotham Insurance Agency, Inc.	Banking, Finance, Insurance & Real Estate	5.8% (LIBOR +4%)	12/14/2017	12/19/2024	4,900	4,882	4,778
Hoffman Southwest Corporation (13)	Environmental Industries	6.44% (LIBOR +4.5%)	05/16/2019	08/14/2023	1,610	1,596	1,594
Hornblower Sub, LLC	Hotel, Gaming & Leisure	6.44% (LIBOR +4.5%)	03/08/2019	04/27/2025	1,771	1,763	1,780
Idera, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/27/2017	06/28/2024	2,308	2,293	2,320
Infoblox, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	11/03/2016	11/07/2023	2,114	2,086	2,126
Institutional Shareholder Services, Inc.	Services: Business	6.44% (LIBOR +4.5%)	03/04/2019	3/5/2026	1,985	1,967	1,955
Intermedia Holdings, Inc.	Telecommunications	7.8% (LIBOR +6%)	07/13/2018	07/11/2025	2,970	2,946	2,977
International Textile Group, Inc.	Consumer goods: Durable	6.69% (LIBOR +5%)	04/20/2018	5/1/2024	963	959	799

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Isagenix International, LLC	Services: Consumer	7.7% (LIBOR +5.75%)	04/26/2018	06/14/2025	1,849	1,834	1,329
Liaison	Services: Business	6.41% (LIBOR +4.5%)	12/13/2019	12/20/2026	2,500	2,494	2,506
LifeScan Global Corp	Healthcare & Pharmaceuticals	8.06% (LIBOR +6%)	06/19/2018	10/01/2024	2,093	2,043	2,004
LSCS Holdings, Inc.	Healthcare & Pharmaceuticals	6.31% (LIBOR +4.25%)	03/09/2018	03/17/2025	2,270	2,262	2,248
MAG DS Corp.	Aerospace & Defense	6.55% (LIBOR +4.75%)	06/01/2018	05/30/2025	2,955	2,932	2,940
Mavenir Systems, Inc.	Telecommunications	7.91% (LIBOR +6%)	05/01/2018	5/8/2025	1,970	1,940	1,960
MDVIP, Inc.	Healthcare & Pharmaceuticals	6.05% (LIBOR +4.25%)	11/10/2017	11/14/2024	2,219	2,215	2,207
Merrill Communications, LLC	Media: Advertising, Printing & Publishing	7.09% (LIBOR +5%)	09/26/2019	09/25/2026	2,000	1,981	2,020
Miller's Ale House, Inc.	Hotel, Gaming & Leisure	6.96% (LIBOR +4.75%)	05/24/2018	05/21/2025	2,364	2,355	2,163
Nasco Healthcare, Inc. (13)	Healthcare & Pharmaceuticals	6.7% (LIBOR +4.5%)	07/13/2015	06/30/2021	4,443	4,437	4,443
National Seating & Mobility, Inc.	Healthcare & Pharmaceuticals	7.19% (LIBOR +5.25%)	11/12/2019	11/16/2026	2,313	2,290	2,307
New Insight Holdings, Inc.	Services: Business	7.41% (LIBOR +5.5%)	12/08/2017	12/20/2024	1,960	1,890	1,963
NextCare, Inc. (5) (10)	Healthcare & Pharmaceuticals	6.41% (LIBOR +4.5%)	02/13/2018	06/30/2024	630	(5)	(6)
NextCare, Inc. (13)	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	02/13/2018	06/30/2024	3,817	3,789	3,779
Northern Star Holdings Inc.	Utilities: Electric	6.56% (LIBOR +4.5%)	03/28/2018	3/28/2025	4,176	4,160	4,113
Oak Point Partners, LLC (13)	Banking, Finance, Insurance & Real Estate	6.99% (LIBOR +5.25%)	09/13/2017	09/13/2023	2,925	2,902	2,896
OB Hospitalist Group, Inc.	Healthcare & Pharmaceuticals	5.95% (LIBOR +4%)	08/08/2017	08/01/2024	2,192	2,184	2,170
Odyssey Logistics & Technology Corporation	Transportation: Cargo	5.8% (LIBOR +4%)	10/06/2017	10/12/2024	1,943	1,936	1,921
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	03/04/2019	10/21/2024	827	820	823
Orion Business Innovations (13)	High Tech Industries	6.45% (LIBOR +4.5%)	10/18/2018	10/19/2024	2,476	2,457	2,464
OSM MSO, LLC (13)	Healthcare & Pharmaceuticals	6.94% (LIBOR +5%)	10/16/2018	08/09/2023	3,898	3,869	3,742
Output Services Group, Inc.	Services: Business	6.3% (LIBOR +4.5%)	03/26/2018	03/21/2024	4,425	4,407	3,749
Park Place Technologies, LLC	High Tech Industries	5.8% (LIBOR +4%)	03/22/2018	03/22/2025	2,305	2,296	2,297
Parts Town	Beverage, Food & Tobacco	7.45% (LIBOR +5.5%)	11/07/2019	10/15/2025	1,000	995	998
Patriot Rail Co, LLC	Transportation: Cargo	7.22% (LIBOR +5.25%)	10/15/2019	10/11/2026	3,500	3,432	3,526
PH Beauty Holdings III, Inc.	Containers, Packaging & Glass	6.8% (LIBOR +5%)	10/04/2018	09/28/2025	2,963	2,938	2,829
Pivotal Payments	Services: Business	6.8% (LIBOR +5%)	09/27/2018	09/29/2025	3,719	3,696	3,747
PLH Group, Inc.	Energy: Oil & Gas	7.89% (LIBOR +6%)	08/01/2018	07/25/2023	3,910	3,839	3,787
Polar US Borrower	Chemicals, Plastics & Rubber	6.79% (LIBOR +4.75%)	08/21/2018	10/15/2025	2,970	2,871	2,962
Portillo's Holdings, LLC	Beverage, Food & Tobacco	7.44% (LIBOR +5.5%)	11/27/2019	08/02/2024	1,995	1,975	1,995
Premise Health Holding Corp (6) (10)	Healthcare & Pharmaceuticals	5.41% (LIBOR +3.5%)	08/14/2018	07/10/2025	71	-	(1)
Premise Health Holding Corp	Healthcare & Pharmaceuticals	5.44% (LIBOR +3.5%)	08/14/2018	07/10/2025	889	886	880
Project Leopard Holdings, Inc.	High Tech Industries	6.3% (LIBOR +4.5%)	06/21/2017	07/07/2023	1,711	1,708	1,726
PSC Industrial Outsourcing, LP	Chemicals, Plastics & Rubber	5.49% (LIBOR +3.75%)	10/05/2017	10/11/2024	1,960	1,947	1,952
Pure Fishing, Inc.	Consumer goods: Non-Durable	6.3% (LIBOR +4.5%)	12/20/2018	11/30/2025	1,191	1,150	1,116
QuickBase, Inc.	Services: Business	5.8% (LIBOR +4%)	03/29/2019	04/03/2026	2,090	2,080	2,087
Quidditch Acquisition Inc.	Beverage, Food & Tobacco	8.8% (LIBOR +7%)	03/16/2018	03/21/2025	1,003	988	1,013
Red Ventures, LLC	Media: Advertising, Printing & Publishing	4.8% (LIBOR +3%)	10/18/2017	11/08/2024	2,018	2,004	2,035
Sabre Industries, Inc.	Capital Equipment	6.04% (LIBOR +4.25%)	04/04/2019	4/15/2026	1,193	1,183	1,203
Silverback Merger Sub, Inc.	High Tech Industries	5.44% (LIBOR +3.5%)	08/11/2017	08/21/2024	1,172	1,171	1,007
SMS Systems Maintenance Services, Inc.	High Tech Industries	6.8% (LIBOR +5%)	02/09/2017	10/30/2023	2,909	2,902	2,286
SoClean, Inc. (13)	Healthcare & Pharmaceuticals	7.91% (LIBOR +6%)	02/13/2018	12/20/2022	4,944	4,912	4,845
Starfish- V Merger Sub, Inc.	High Tech Industries	7.95% (LIBOR +6.25%)	08/11/2017	08/16/2024	1,221	1,214	1,176
Starfish- V Merger Sub, Inc.	High Tech Industries	7.91% (LIBOR +6%)	11/06/2019	08/16/2024	999	921	955
Teneo Holdings, LLC	Services: Business	6.99% (LIBOR +5.25%)	07/15/2019	7/11/2025	2,243	2,161	2,141
ThoughtWorks, Inc.	High Tech Industries	5.8% (LIBOR +4%)	10/06/2017	10/11/2024	3,941	3,932	3,951
Titan Sub, LLC	Aerospace & Defense	6.8% (LIBOR +5%)	09/19/2019	09/21/2026	2,250	2,228	2,258
TOMS Shoes, LLC (13)	Retail	7.29% (LIBOR +5.5%)	12/20/2019	09/30/2025	310	310	310
TOMS Shoes, LLC (13)	Retail	6.96% (LIBOR +5%)	12/27/2019	12/31/2025	655	655	622

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Tupelo Buyer, Inc.	Transportation: Cargo	5.55% (LIBOR +3.75%)	10/02/2017	10/07/2024	2,182	2,170	2,184
Uber Technologies, Inc.	Services: Consumer	5.74% (LIBOR +4%)	03/22/2018	04/04/2025	2,758	2,748	2,761
Unified Physician Management, LLC	Healthcare & Pharmaceuticals	6.24% (LIBOR +4.5%)	12/12/2019	11/27/2023	2,375	2,351	2,363
Upstream Newco, Inc.	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	10/24/2019	11/20/2026	2,933	2,919	2,959
US Shipping Corp	Utilities: Oil & Gas	6.05% (LIBOR +4.25%)	03/09/2016	06/26/2021	206	203	182
Utility One Source L.P.	Construction & Building	7.3% (LIBOR +5.5%)	04/07/2017	04/18/2023	975	970	985
Vertiv Group Corporation	Capital Equipment	5.93% (LIBOR +4%)	09/30/2016	11/30/2023	1,504	1,478	1,504
Vistage Worldwide, Inc.	Services: Consumer	5.8% (LIBOR +4%)	02/06/2018	02/10/2025	2,476	2,471	2,464
W3 Topco LLC	Energy: Oil & Gas	7.9% (LIBOR +6%)	08/13/2019	08/16/2025	1,975	1,845	1,876
Weight Watchers International, Inc.	Services: Consumer	6.72% (LIBOR +4.75%)	11/20/2017	11/29/2024	2,255	2,223	2,263
Women's Care Florida, LLP	Healthcare & Pharmaceuticals	6.3% (LIBOR +4.5%)	08/18/2017	09/29/2023	4,900	4,884	4,851
Wrench Group, LLC	Construction & Building	6.19% (LIBOR +4.25%)	04/15/2019	4/30/2026	3,109	3,081	3,117
Wrench Group, LLC (7) (10)	Construction & Building	4.25% (LIBOR +2.125%)	04/15/2019	4/30/2026	1,042	(9)	3
Yak Access, LLC	Energy: Oil & Gas	6.8% (LIBOR +5%)	06/29/2018	07/02/2025	2,888	2,818	2,796
Zenith American Holding, Inc. (13)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	3,948	3,939	3,909
Zenith American Holding, Inc. (8)	Services: Business	7.19% (LIBOR +5.25%)	03/11/2019	12/13/2024	497	120	119

Total United States of America						$308,072	$302,398

Total Senior Secured First Lien Term Loans						$331,044	$324,815

Second Lien Term Loans
United States of America
AQA Acquisition Holdings, Inc.	High Tech Industries	10.09% (LIBOR +8%)	10/01/2018	05/24/2024	1,000	$992	$995
Constellis Holdings, LLC (12)	Aerospace & Defense	10.93% (LIBOR +9%)	04/18/2017	04/21/2025	1,000	990	105
DiversiTech Holdings, Inc.	Consumer goods: Durable	9.44% (LIBOR +7.5%)	05/18/2017	06/02/2025	2,000	1,986	1,960
Gruden Acquisition, Inc.	Transportation: Cargo	10.44% (LIBOR +8.5%)	07/31/2015	08/18/2023	500	489	497
Midwest Physician Administrative Services, LLC	Healthcare & Pharmaceuticals	8.8% (LIBOR +7%)	08/11/2017	08/15/2025	979	972	955
Park Place Technologies, LLC	High Tech Industries	9.8% (LIBOR +8%)	03/22/2018	03/29/2026	700	695	695
TKC Holdings, Inc.	Services: Business	9.8% (LIBOR +8%)	01/31/2017	02/01/2024	1,850	1,841	1,683
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/15/2023	425	424	406
Wash Multifamily Acquisition, Inc.	Services: Consumer	8.8% (LIBOR +7%)	05/04/2015	05/12/2023	75	74	71

Total United States of America						$8,463	$7,367

Total Second Lien Term Loans						$8,463	$7,367

Equity Investments
United States of America
TOMS Shoes, LLC (13)	Retail		12/27/2019		9	576	-

Total United States of America						$576	$-

Logan JV Loan Portfolio as of December 31, 2019—(Continued)

(dollar amounts in thousands)

Total Equity Investments	$576	$-

Total Investments	$340,083	$332,182

Cash equivalents
Dreyfus Government Cash Management Fund	10,596	10,596
Other cash accounts	964	964
Total Cash equivalents	$11,560	$11,560
(1)	Variable interest rates indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option. LIBOR rates are subject to interest rate floors.
(2)	Represents fair value in accordance with ASC Topic 820.
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

Logan JV Summarized Financial Information:

Below is certain summarized financial information for Logan JV as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018:

Selected Balance Sheet Information:

	As of December 31, 2020	As of December 31, 2019
	(Dollars in thousands)	(Dollars in thousands)
Assets:
Investments at fair value (cost of $231,535 and $340,083, respectively)	$221,418	$332,182
Cash	32,187	11,560
Other assets	882	4,234
Total assets	$254,487	$347,976
Liabilities:
Loans payable reported net of unamortized debt issuance costs	$165,830	$234,621
Payable for investments purchased	-	2,888
Distribution payable	2,100	3,650
Other liabilities	1,391	2,576
Total liabilities	$169,321	$243,735
Members' capital	$85,166	$104,241
Total liabilities and members' capital	$254,487	$347,976

Selected Statement of Operations Information:

	For the year ended December, 31 2020	For the year ended December, 31 2019	For the year ended December, 31 2018
	(Dollars in thousands)	(Dollars in thousands)	(Dollars in thousands)
Interest income	$17,887	$25,190	$22,627
Fee income	175	118	183
Total revenues	18,062	25,308	22,810
Credit facility expenses (1)	8,179	12,644	10,510
Other fees and expenses	386	457	426
Total expenses	8,565	13,101	10,936
Net investment income	9,497	12,207	11,874
Net realized loss	(11,356)	(7,079)	(2,132)
Net change in unrealized depreciation on investments	(2,216)	(569)	(5,023)
Net increase (decrease) in members' capital from operations	$(4,075)	$4,559	$4,719

(1)

As of December 31, 2020, Logan JV had $166,541 of outstanding debt under the credit facility with an effective interest rate of 2.46% per annum. As of December 31, 2019, Logan JV had $236,141 of outstanding debt under the credit facility with an effective interest rate of 4.25% per annum. As of December 31, 2018, Logan JV had $241,679 of outstanding debt under the credit facility with an effective interest rate of 4.72% per annum.

Investment in Tax Receivable Agreement Payment Rights

In June 2012, the Company invested in a Tax Receivable Agreement (“TRA”) that entitles it to certain payment rights from Duff & Phelps Corporation, or Duff & Phelps. The TRA transfers the economic value of certain tax deductions, or tax benefits, taken by Duff & Phelps to the Company and entitles the Company to a stream of payments to be received. The TRA payment right is, in effect, a subordinated claim on the issuing company which can be valued based on the credit risk of the issuer, which includes projected future earnings, the liquidity of the underlying payment right, risk of tax law changes, the effective tax rate and any other factors which might impact the value of the payment right.

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

The projected annual tax benefit payment will be accrued on a quarterly basis and paid annually. The payment will be allocated between a reduction in the cost basis of the investment and interest income based upon an amortization schedule. Based upon the characteristics of the investment, the Company has chosen to categorize the investment in the TRA payment rights as investment in payment rights in the fair value hierarchy. For the year ended December 31, 2018, the Company recognized interest income totaling $1,438, respectively, related to the TRA. In December 2018, the Company sold its TRA investment in Duff & Phelps Corporation, which resulted in proceeds of $9,775, including a $785 realized gain.

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

Base Management Fee

For the year ended December 31, 2020, the base management fee was calculated at an annual rate of 1.0% of the Company’s gross assets payable quarterly in arrears on a calendar quarter basis. The 1.0% rate is pursuant to the New Investment Management Agreement and remains unchanged from the Interim Investment Management Agreement and Prior Investment Advisory Agreement. For the year ended December 31, 2019, the base management fee was calculated at an annual rate of 1.5% from January 1, 2019 through June 13, 2019, and 1.0% from June 14, 2019 through December 31, 2019 (upon stockholder approval of an amended and restated investment management agreement effective June 14, 2019). From April 1, 2019 through June 13, 2019, the Advisor waived base management fees in excess of 1.0%.

On March 3, 2020, the Company approved a proposal from the Advisor to irrevocably waive management and incentive fees for the Company for the period from July 1, 2020 through December 31, 2020. The Advisor subsequently agreed to extend the management and incentive fee waiver through March 31, 2021.

For purposes of calculating the base management fee, “gross assets” is determined as the value of the Company’s assets without deduction for any liabilities. The base management fee is calculated based on the value of the Company’s gross assets at the end of the most recently completed calendar quarter, and appropriately adjusted for any share issuances or repurchases during the current calendar quarter

For the years ended December 31, 2020, 2019 and 2018, the Company incurred base management fees of $3,719, $6,043 and $9,006, respectively. For the years ended December 31, 2020, 2019 and 2018, the Company issued a base management fee waiver of $1,819, $525 and $0, respectively. As of December 31, 2020 and 2019, $0 and $1,103, respectively, was payable to the Advisor.

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

For the year ended December 31, 2020, the Company incurred no incentive fee related to ordinary income under the new calculation.

For the year ended December 31, 2019, the Company would have incurred no incentive fee related to ordinary income under this calculation.

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

For the year ended December 31, 2020 and 2019, the Company would have incurred no incentive fees related to ordinary income under the old calculation.

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

Incentive Fee on Net Investment Income Payable

For the years ended December 31, 2020, 2019 and 2018, the Company reversed $411, $109 and $45, respectively, of incentive fees related to the adjustment of previously deferred incentive fee.

As of December 31, 2020 and 2019, $0 and $0, respectively, of such incentive fees related to previously deferred income now received in cash are currently payable to the Advisor, and reflected in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities. As of December 31, 2020 and 2019, $156 and $568, respectively of incentive fees incurred by the Company were generated from deferred interest (i.e. PIK, certain discount accretion and deferred interest) and are not payable until such amounts are received in cash. These amounts are reflected in accrued incentive fees on the Consolidated Statements of Assets and Liabilities.

Incentive Fee on Capital Gains

The second component of the incentive fee (capital gains incentive fee) is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment management agreement, as of the termination date). Effective June 14, 2019, this component is equal to 17.5% (prior thereto before giving effect to any waivers was 20.0%) of the Company’s cumulative aggregate realized capital gains from inception through the end of that calendar year, computed net of the cumulative aggregate realized capital losses and cumulative aggregate unrealized capital depreciation through the end of such year. The calculation of the capital gains incentive fee has not been modified or waived. The aggregate amount of any previously paid capital gains incentive fees is subtracted from such capital gains incentive fee calculated. There was no capital gains incentive fee payable to the Company’s Advisor under the New Investment Management Agreement, Interim Investment Management Agreement and Prior Investment Advisory Agreement as of December 31, 2020 and 2019.

GAAP Incentive Fee Accrual

GAAP requires that the incentive fee accrual be calculated assuming a hypothetical liquidation of the Company at the balance sheet date. A hypothetical liquidation considers the cumulative aggregate realized gains and losses and unrealized capital appreciation or depreciation of investments or other financial instruments, in the calculation, as an incentive fee would be payable if such realized gains and losses or unrealized capital appreciation or depreciation were realized, even though such realized gains and losses and unrealized capital appreciation or depreciation is not permitted to be considered in calculating the fee actually payable under the investment management agreement (“GAAP Incentive Fee”). There can be no assurance that such unrealized appreciation or depreciation will be realized in the future. Accordingly, such fee, as calculated and accrued, would not necessarily be payable under the investment management agreement, and may never be paid based upon the computation of incentive fees in subsequent periods. For the years ended December 31, 2020, 2019 and 2018, the Company incurred no incentive fees related to the GAAP incentive fee.

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

For the years ended December 31, 2020, 2019 and 2018, the Company incurred administrator expenses of $1,139, $1,498 and $2,083, respectively. As of December 31, 2020 and December 31, 2019, $0 and $122 of administrator expenses was due from the Advisor, respectively, which was included in Due from affiliate on the Consolidated Statement of Assets and Liabilities.

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

License Agreement

On January 31, 2020, FEAC entered into an agreement with Thomas H. Lee Partners, L.P. (“THL Partners”) under which THL Partners granted to the Company and FEAC a limited, non-exclusive, worldwide, non-transferable, non-sublicensable right to use the trade name and service mark THL, which is a proprietary mark of THL Partners, for specified purposes in connection with its respective businesses (the “New License Agreement”).  The New License Agreement replaced the prior license agreement granted to the Company by THL Partners, which terminated on January 31, 2020 in connection with the acquisition of FEAC by First Eagle Investment Management, LLC.  As with the prior license agreement, the New License Agreement is royalty-free, which means the Company is not charged a fee for its use of the trade name and service mark THL. The New License Agreement terminated in full on August 29, 2020, and as of December 31, 2020, there is no license agreement in place with THL Partners.  Upon termination of the New License Agreement, the Company and FEAC must ceased to use the name and mark THL, including any use in its respective legal names, filings, listings and other uses that may require the Company to withdraw or replace its names and marks.  The Company and FEAC have no right to use, or other rights in respect of, the THL name and mark. The Company is an entity operated independently from THL Partners, and third parties who deal with it have no recourse against THL Partners.

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

The 1940 Act generally prohibits BDCs from making certain negotiated co-investments with affiliates absent an order from the SEC permitting the BDC to do so. The SEC has granted the Company the relief it sought in an exemptive application that expands the Company’s ability to co-invest in portfolio companies with certain other funds managed by the Advisor or its affiliates (“Affiliated Funds”) and, subject to certain conditions, proprietary accounts of the Advisor or its affiliates (“First Eagle Proprietary Accounts”)  in a manner consistent with the Company’s investment objective, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors, subject to compliance with certain conditions (the “Order”). Pursuant to the Order, the Company is permitted to co-invest with Affiliated Funds and/or First Eagle Proprietary Accounts if, among other things, a “required majority” (as defined in Section 57(o) of the 1940 Act) or its independent directors make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the transactions, including the consideration to be paid, are reasonable and fair to the Company and its stockholders and do not involve overreaching of the Company or its stockholders on the part of any person concerned, and (2) the transaction is consistent with the interests of the Company’s stockholders and is consistent with its investment objective and strategies.

Greenway

On January 14, 2011, First Eagle Greenway Fund LLC, or Greenway, was formed as a Delaware limited liability company. Greenway is a portfolio company of the Company. Greenway is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway operates under a limited liability agreement dated January 19, 2011, or the Agreement. Greenway will continue in existence until January 14, 2021, subject to earlier termination pursuant to certain terms of the Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Agreement. Greenway had a two year investment period.

Greenway had $150,000 of capital committed by affiliates of a single institutional investor and is managed by the Company. The Company’s capital commitment to Greenway is $15. As of December 31, 2020, the Company’s capital commitment to Greenway has been fully called. As of October 21, 2020, Greenway I entered a resolution to liquidate the fund. As of December 31, 2020, the Company’s investment in Greenway has been fully distributed. Greenway will remain in existence until the investment advisor elects to dissolve the entity.

The Company acts as the investment adviser to Greenway and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway is classified as an affiliate of the Company. For the years ended December 31, 2020, 2019 and 2018, the Company earned $7, $59 and $87, respectively, in fees related to Greenway, which is included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, $0 and $10 of fees and expenses related to Greenway, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway and the Company. However, the Company has the discretion to invest in other securities.

Greenway II

On January 31, 2013, First Eagle Greenway Fund II, LLC, or Greenway II LLC, was formed as a Delaware limited liability company and is a portfolio company of the Company. Greenway II LLC is a closed-end investment fund which provides for no liquidity or redemption options and is not readily marketable. Greenway II LLC operates under a limited liability agreement dated February 11, 2013, as amended, or the Greenway II LLC Agreement. Greenway II LLC will continue until October 10, 2021, subject to earlier termination pursuant to certain terms of the Greenway II LLC Agreement. The term may also be extended for up to three additional one-year periods pursuant to certain terms of the Greenway II LLC Agreement. Greenway II LLC has a two year investment period.

As contemplated in the Greenway II LLC Agreement, the Company has established a related investment vehicle and entered into an investment management agreement with an account set up by an unaffiliated third party investor to invest alongside Greenway II LLC pursuant to similar economic terms. The account is also managed by the Company. References to “Greenway II” herein include Greenway II LLC and the account of the related investment vehicle. Greenway II had $186,500 of capital commitments primarily from institutional investors. As of December 31, 2020, Greenway II’s committed capital had been fully called. The Company’s nominal investment in Greenway II is reflected in the December 31, 2020 and 2019 Consolidated Schedules of Investments.

The Company acts as the investment adviser to Greenway II and is entitled to receive certain fees relating to its investment management services provided, including a base management fee, a performance fee and a portion of the closing fees on each investment transaction. As a result, Greenway II is classified as an affiliate of the Company. For the years ended December 31, 2020, 2019 and 2018, the Company earned $210, $415 and $805, respectively, in fees related to Greenway II, which are included in other income from non-controlled, affiliated investments in the Consolidated Statements of Operations. As of December 31, 2020 and 2019, $84 and $55, respectively, of fees related to Greenway II were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

Greenway II invested in securities similar to those of the Company pursuant to investment and allocation guidelines which address, among other things, the size of the borrowers, the types of transactions and the concentration and investment ratio amongst Greenway II and the Company. However, the Company has the discretion to invest in other securities.

Due To and From Affiliates

The Advisor paid certain other general and administrative expenses on behalf of the Company. As of December 31, 2020 and 2019, there were fees of $124 and $120, respectively, due to affiliate, which was included in accrued expenses and other payables on the Consolidated Statements of Assets and Liabilities.

As of December 31, 2020, the Advisor owed $0 of administrator expenses as a reimbursement to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, the Advisor owed $122, respectively, of administrator expenses reimbursable to the Company, which was included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

The Company acts as the investment adviser to Greenway and Greenway II and is entitled to receive certain fees. As a result, Greenway and Greenway II are classified as affiliates of the Company. As of December 31, 2020 and 2019, $84 and $65 of total fees and expenses related to Greenway and Greenway II, respectively, were included in due from affiliate on the Consolidated Statements of Assets and Liabilities.

For the Company’s controlled equity investments, as of December 31, 2020, it had $1,583 of dividends receivable from Logan JV and $4 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities. As of December 31, 2019, it had $3,290 of dividends receivable from Logan JV and C&K Market, Inc. and $257 of interest and fees from OEM Group, LLC, included in interest, dividends, and fees receivable on the Consolidated Statements of Assets and Liabilities.

5. Realized Gains and Losses on Investments, net of income tax provision

The following shows the breakdown of net realized gains and losses for the years ended December 31, 2020, 2019 and 2018:

	For the years ended December 31,
	2020	2019	2018
Aerogroup International Inc. (1)	$90	$(2,376)	$(7,200)
Alex Toys, LLC (2)	—	(1,460)	—
Allied Wireless Services, LLC (3)	(5,310)	—	—
Charming Charlie LLC (4)	(2,535)	(24,652)	(11,494)
Copperweld Bimetallics, LLC (5)	(124)	16,349	—
Constructive Media, LLC	94	163	366
C&K Market, Inc. (6)	3,829	—	—
Duff & Phelps Corporation	—	—	785
Fairstone Financial Inc. (7)	—	249	157
Gryphon Partners 3.5, L.P.	66	495	342
Holland Intermediate Acquisition Corp. (8)	(17,390)	—	—
LAI International, Inc. (9)	—	(22,977)	—
Martex Fiber Southern Corp. (10)	—	(5,472)	—
New Host Holdings, LLC (11)	(2,000)	—	—
OEM Group, LLC (12)	(17,520)	—	—
smarTours, LLC (13)	(2,384)	—	—
Specialty Brands Holdings, LLC (14)	—	(125)	(21,013)
Tri Starr Management Services, Inc. (15)	—	366	5,470
Virtus Pharmaceuticals, LLC (16)	(929)	—	—
Other	(62)	(106)	227
Net realized losses	$(44,175)	$(39,546)	$(32,360)

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

(5)

On September 28, 2019, the Company was repaid on its second lien term loan in connection with the sale of its controlling common and preferred equity positions in Copperweld Bimetallics LLC with proceeds received of $32,519 with an additional $2,101 in escrow proceeds that were reflected as escrow and other receivables.  Subsequently, the Company collected $1,280 in escrow proceeds in cash through December 31, 2020 and realized an additional net loss to reflect the collectability of the remaining escrow and other receivables balance.

(6)

On December 29, 2020, we sold our Series A preferred equity for $ 10,705 and sold our common shares for a $5,840 subordinated sellers note, $510 in cash and warrants valued at $0. We recognized a realized gain of $3,829 on the transaction.

(7)	Includes the impact of foreign exchange gain.
(8)

During Q2 2020, the Company received proceeds of $2,633 from the partial repayment of its first lien senior secured term loan in Holland Intermediate Acquisition Corp. An additional $1,300 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of December 31, 2020, resulting in a realized loss of $17,390. This realized loss was largely offset by a corresponding reversal of unrealized depreciation.

(9)

In May 2019, the Company received $16,820 in proceeds from a sale of certain business segments of LAI International Inc. The realized loss of $22,713 was largely offset by a corresponding change in unrealized appreciation. An additional $1,267 in expected proceeds is reflected as Escrow and other receivables on the Consolidated Statements of Assets and Liabilities as of September 30, 2020.

(10)

On December 31, 2019, we sold our subordinated debt investment in Martex Fiber Southern Corp., resulting in a receivable of $4.3 million. The proceeds were subsequently received in January 2020. The realized loss of $5.5 million was partially offset by a corresponding change in unrealized appreciation.

(11)

In April 2020, New Host Holdings, LLC was dissolved and the Company wrote off its common and preferred equity investments resulting in a $2,000 realized loss. This realized loss was equally offset by a corresponding reversal of unrealized depreciation.

(12)

On September 30, 2020, the Company restructured its first lien senior secured term loan and revolvers in OEM Group, LLC into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2020. This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

(13)

On December 21, 2020 as part of a bankruptcy resolution relating to an investment we restructured our term loan which consisted of a par balance of $5,141 and capitalized interest of $261 into a first-out term loan of $2,158 and a last-out term loan of $543. In connection with the bankruptcy, we reduced the value of our investments and recognized a $2,384 loss as part of the restructuring.

(14)

On June 29, 2018, as part of restructuring the business, the Company agreed to sell its second lien term loan for $450 in cash and received nominal equity interests in an affiliated entity. In connection with the sale, during the three months ended June 30, 2018, the Company recognized a loss of $21,016 and reversed $20,347 of unrealized depreciation.

(15)

On February 5, 2019, the Company received an additional $442 in cash proceeds related to the final purchase price true-up in connection with the sale of its investment in Tri-Starr Management Services, Inc. in October 2018.

(16)

On May 7, 2020, the Company agreed to contribute its preferred and common equity interests in Virtus Pharmaceuticals, LLC to Virtus Aggregator, LLC, in exchange for member units in Virtus Aggregator, LLC. This transaction resulted in a $929 realized loss, which was partially offset by a corresponding reversal of unrealized depreciation.

6. Net Decrease in Net Assets Per Share Resulting from Operations

The following information sets forth the computation of basic and diluted net decrease in net assets per share resulting from operations:

	For the years ended December 31,
	2020	2019	2018
Numerator—net decrease in net assets resulting from operations:	$(36,650)	$(24,610)	$(10,599)
Denominator—basic and diluted weighted average common shares:	31,342	31,313	32,634
Basic and diluted net decrease in net assets per common share resulting from operations:	$(1.17)	$(0.79)	$(0.32)

Diluted net decrease in net assets per share resulting from operations equals basic net decrease in net assets per share resulting from operations for each year because there were no common stock equivalents outstanding during the above periods.

7. Borrowings

The following shows a summary of the Company’s borrowings as of December 31, 2020 and December 31, 2019:

	As of
	December 31, 2020				December 31, 2019
Facility	Commitments	Borrowings Outstanding (1)	Weighted Average Borrowings Outstanding (2)	Weighted Average Interest Rate (5)	Commitments	Borrowings Outstanding (3)	Weighted Average Borrowings Outstanding (4)	Weighted Average Interest Rate (5)
Revolving Facility	$100,000	$57,661	$71,675	3.50%	$190,000	$66,161	$92,101	4.25%
2022 Notes	60,000	60,000	60,000	6.75%	60,000	60,000	60,000	6.75%
2023 Notes	51,607	51,607	51,607	6.13%	51,607	51,607	51,607	6.13%
Total	$211,607	$169,268	$183,282	5.45%	$301,607	$177,768	$203,708	5.64%

(1)

As of December 31, 2020, borrowings outstanding excludes deferred financing costs of $714 for the 2022 Notes and $1,218 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(2)	Represents the weighted average borrowings outstanding for the year ended December 31, 2020.
(3)

As of December 31, 2019, borrowings outstanding excludes deferred financing costs of $1,081 for the 2022 Notes and $1,661 for the 2023 Notes presented as a reduction to the respective balances outstanding in the Consolidated Statements of Assets and Liabilities.

(4)	Represents the weighted average borrowings outstanding for the year ended December 31, 2019.
(5)	Represents the weighted average interest rate as of December 31, 2020 and December 31, 2019.

Credit Facility

On December 15, 2017, the Company entered into an amendment, or the Revolving Amendment, to its existing revolving credit agreement, or Revolving Facility. The Revolving Amendment revised the Revolving Facility dated August 19, 2015 to, among other things, extend the maturity date from August 2019 to December 2022 (with a one year term out period beginning in December 2021). The one year term out period is the one year anniversary between the revolver termination date, or the end of the availability period, and the maturity date. During this time, the Company is required to make mandatory prepayments on its loans from the proceeds it receives from the sale of assets, extraordinary receipts, returns of capital or the issuances of equity or debt. The Revolving Amendment also reduced the size of the revolver commitments from $303,500 to $275,000 and terminated the $75,000 Term Loan Facility. On March 26, 2019, the Company entered into Amendment No.1 which amended the Revolving Facility to, among other things, reduce the size of the commitments thereunder to $190,000, provide a $20,000 letter of credit subfacility and lower the testing levels of certain financial covenants. On March 13, 2020, we entered into Amendment No. 4 which further amended the Revolving Facility to, among other things, reduce the size of commitments from $190.0 million to $150.0 million. On April 14, 2020, we entered into Amendment No. 5 which, among other things, (i) permanently reduced the asset coverage test from a minimum of 200% to a minimum of 165%, (ii) permanently reduced shareholder’s equity and obligor’s net worth test from a minimum of $175.0 million each to a minimum of $140.0 million each; (iii) permanently reduced the size of the lender’s commitments under the Revolving Facility from $150.0 million to $120.0 million; and (iv) permanently increased the interest rate by 25 basis points with a mechanism for an additional 25 basis points increase dependent on certain testing levels, and added 50 basis point LIBOR floor. On October 16, 2020, we entered into the Third Amended and Restated Senior Secured Revolving Credit Agreement, which among other things, (i) reduced the size of the revolver commitment from $120.0 million to $100.0 million, and (ii) increased the applicable margin on LIBOR borrowings from 2.75% to 3.0%.

The Revolving Facility, denominated in USD, has an interest rate of LIBOR plus 3.0% (with no LIBOR floor). The Revolving Facility, denominated in Canadian dollars, has an interest rate of CDOR plus 2.5% (with no CDOR floor). There were no Canadian borrowings outstanding on the Revolving Facility as of December 31, 2020. The non-use fee is 1.0% annually if the Company uses 35% or less of the Revolving Facility and 0.50% annually if the Company uses more than 35% of the Revolving Facility. The Company elects the LIBOR rate on the loans outstanding on its Revolving Facility, which has a LIBOR period that is one, two, three or nine months. The LIBOR rate on the US dollar borrowings outstanding on its Revolving Facility had a one month LIBOR period as of December 31, 2020.

As of December 31, 2020, the Company had USD borrowings of $57,661 outstanding under the Revolving Facility with a weighted average interest rate of 3.50%. As of December 31, 2020, there were no Canadian borrowings outstanding on the Revolving Facility.

The Revolving Facility included an accordion feature permitting the Company to expand the Revolving Facility, if certain conditions are satisfied; provided, however, that the aggregate amount of the Revolving Facility, collectively, is capped. The Third Revolving Amendment revised the cap from $300,000 to $200,000.

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

Borrowings under the Revolving Facility are subject to, among other things, a minimum borrowing/collateral base. The Revolving Facility have certain collateral requirements and/or covenants, including, but not limited to covenants related to: (a) limitations on the incurrence of additional indebtedness and liens, (b) limitations on certain investments, (c) limitations on certain restricted payments, (d)

limitations on the creation or existence of agreements that prohibit liens on certain properties of the Company and its subsidiaries, and (e) compliance with certain financial maintenance standards including (i) minimum stockholders’ equity, (ii) a ratio of total assets (less total liabilities not represented by senior securities) to the aggregate amount of senior securities representing indebtedness, of the Company and its consolidated subsidiaries, of not less than 2.00, (iii) minimum liquidity, and (iv) minimum net worth. In addition to the financial maintenance standards, described in the preceding sentence, borrowings under the Revolving Facility (and the incurrence of certain other permitted debt) are subject to compliance with a borrowing base that applies different advance rates to different types of assets in the Company’s portfolio.

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

For the year ended December 31, 2020, the Company borrowed $25,500 and repaid $34,000. For the year ended December 31, 2019, the Company borrowed $105,450 and repaid $147,529 (includes CAD 19,389 converted at the time of the repayment to USD $14,779) under the Revolving Facility. For the year ended December 31, 2018, the Company borrowed $177,500 and repaid $235,588 (includes CAD 10,000 converted at the time of the repayment to USD $7,688) under the Revolving Facility.

As of December 31, 2020 and December 31, 2019, the carrying amount of the Company’s outstanding Revolving Facility approximated fair value. The fair values of the Company’s Revolving Facility are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company’s Revolving Facility is estimated based upon market interest rates and entities with similar credit risk. As of December 31, 2020 and December 31, 2019, the Revolving Facility would be deemed to be Level 3 of the fair value hierarchy.

Interest expense and related fees, excluding amortization of deferred financing costs, of $2,948, $5,209 and $6,829, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of deferred financing costs of $1,307, $906 and $584, which included $828, $353 and $0 of accelerated unamortized deferred financing costs, respectively, were incurred in connection with the Revolving Facility and Term Loan Facility for the years ended December 31, 2020, 2019 and 2018. As of December 31, 2020, the Company had $1,757 of deferred financing costs related to the Revolving Facility, which is presented as an asset. As of December 31, 2019, the Company had $1,619 of deferred financing costs related to the Revolving Facility, which is presented as an asset.

Recent legislation has modified the 1940 Act by allowing a BDC to increase the maximum amount of leverage it may incur under the 1940 Act from an asset coverage ratio of 200% to an asset coverage ratio of 150%, if certain requirements are met. At the Company’s Annual Meeting of Stockholders on June 14, 2019, stockholders approved a proposal to reduce our asset coverage ratio to 150%. Such asset coverage ratio became effective on June 15, 2019. On April 14, 2020, we received lender consent to reduce our asset coverage ratio to 165% and on October 16, 2020, we received lender consent to reduce our asset coverage ratio to 150%. The Company’s asset coverage ratio as of December 31, 2020 was in excess of 150%.

Notes

In December 2015 and November 2016, the Company completed a public offering of $35,000 and $25,000, respectively, in aggregate principal amount of 6.75% notes due 2022, or the 2022 Notes. The 2022 Notes mature on December 30, 2022, and may be redeemed in whole or in part at any time or from time to time at our option on or after December 30, 2018. The 2022 Notes bear interest at a rate of 6.75% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning March 30, 2016 and trade on the New York Stock Exchange under the trading symbol “FCRZ”.

On October 5, 2018, the Company completed a public offering of $50,000 in aggregate principal amount of 6.125% notes due 2023 ("2023 Notes"). The 2023 Notes mature on October 30, 2023, and may be redeemed in whole or in part at any time or from time to time at our option on or after October 30, 2021. The 2023 Notes bear interest at a rate of 6.125% per year payable quarterly on March 30, June 30, September 30 and December 30, of each year, beginning December 30, 2018 and trade on the New York Stock Exchange under the trading symbol “FCRW”. On October 16, 2018, the underwriters exercised their option to purchase an additional $1,607 to cover overallotments. The proceeds from this public offering were used to redeem the 2021 Notes and partially repay the Revolving Facility. The redemption of the 2021 Notes was completed on November 5, 2018.

The 2022 Notes and 2023 Notes are collectively referred to as the Notes. The 2021 Notes are included and the 2023 Notes are excluded from the definition for the prior years presented.

As of December 31, 2020, the carrying amount and fair value of the Notes was $111,607 and $113,040, respectively. As of December 31, 2019, the carrying amount and fair value of the Notes was $111,607 and $114,887, respectively. The fair value of the Notes are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Notes is based on the closing price of the security, which is a Level 2 input under ASC 820 due to the trading volume.

In connection with the issuance of the 2022 and 2023 Notes, the Company incurred $4,771 of fees and expenses. These deferred financing costs are presented as a reduction to the Notes payable balance and are being amortized using the effective yield method over the term of the Notes. For the years ended December 31, 2020, 2019 and 2018, the Company amortized approximately $809, $809 and $1,648 of deferred financing costs, respectively, which included $0, $0 and $920 of accelerated amortization in connection with redemption of 2021 Notes, respectively, and is reflected in amortization of deferred financing costs on the Consolidated Statements of Operations. As of December 31, 2020 and 2019, the Company had $1,933 and $2,742 remaining deferred financing costs on the Notes, which reduced the notes payable balance on the Consolidated Statements of Assets and Liabilities.

For the years ended December 31, 2020, 2019 and 2018, the Company incurred interest expense on the Notes of $7,211, $7,211 and $7,656, respectively.

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

As of December 31, 2020 and 2019, the Company has the following unfunded commitments to portfolio companies:

	As of
	December 31, 2020	December 31, 2019
Unfunded delayed draw facilities
Advanced Web Technologies	$798	$—
AppFire Technologies, LLC	163	—
BCDI Rodeo Dental Buyer, LLC	660	1,980
Certify, Inc.	—	105
Doxa Insurance Holdings, LLC	1,060	—
Groundworks Operations, LLC	928	—
PDFTron Systems Inc.	602	1,089
Simplicity Financial Marketing Holdings, Inc.	—	984
	4,211	4,158
Unfunded revolving commitments
1-800 Hansons, LLC (1)	103	103
ABC Legal Services, LLC	663	663
Action Point, Inc	667	—
Advanced Web Technologies	297	—
AppFire Technologies, LLC	163	—
Aurotech, LLC	427	—
BCDI Rodeo Dental Buyer, LLC	—	808
Certify, Inc.	53	60
Communication Technology Intermediate	415	456
Doxa Insurance Holdings, LLC	344	—
EBS Intermediate, LLC	1,667	1,667
Gener8, LLC	1,500	1,500
Groundworks Operations, LLC	99	—
HealthDrive Corporation(2)	1,758	2,111
Holland Intermediate Acquisition Corp. (1)	—	3,000
IRC Opco LLC	—	818
Lash Opco LLC	335	—
Loadmaster Derrick & Equipment, Inc. (3)	3,376	612
MarkLogic Corporation	278	—
Matilda Jane Holdings, Inc.	978	—
Multi Specialty Healthcare LLC	711	—
NCP Investor, Inc.	—	1,000
OEM Group, LLC (2)	—	3,750
PDFTron Systems Inc.	213	533
QuarterMaster Newco, LLC	365	—
Simplicity Financial Marketing Holdings Inc.	—	370
smarTours, LLC	604	755
SolutionReach, Inc.	233	933
SRS Acquiom Holdings, LLC	—	400
Women's Health USA, Inc.	1,500	1,500
	16,749	21,039
Unfunded commitments to investments in funds
Freeport Financial SBIC Fund LP	680	680
Gryphon Partners 3.5, L.P.	363	184
	1,043	864

Total unfunded commitments	$22,003	$26,061

(1)	The Company has sole discretion as to whether to lend under this revolving commitment.
(2)	Includes amounts set aside for issues standby letters of credit.
(3)	The Company has issued a standby letter of credit of $3,096 which expired on January 19, 2021.

The changes in fair value of the Company’s unfunded commitments are considered to be immaterial as the yield determined at the time of underwriting is expected to be materially consistent with the yield upon funding.

9. Distributable Taxable Income

The following reconciles net decrease in net assets resulting from operations to taxable income:

	For the years ended December 31,
	2020	2019
Net decrease in net assets resulting from operations	$(36,650)	$(24,610)
Net realized loss on investments	44,175	39,735
Net change in unrealized depreciation on investments	3,529	12,494
Provision (benefit) for taxes on unrealized gain on investments	(209)	(254)
Expenses not currently deductible and income and realized losses not currently includable	(327)	(834)
Non-deductible expenses and income not includable	(363)	(1,168)
Taxable (loss) income before deductions for distributions paid	$10,155	$25,363

The above amount of 2020 taxable income before deductions for distributions is an estimate. Taxable income will be finalized before the Company files its Federal tax return for 2020 by September 2021.

For the years ended December 31, 2020 and 2019, the Company recorded the following adjustments for permanent book to tax differences to reflect their tax characteristics. The adjustments only change the classification in net assets in the Consolidated Statements of Assets and Liabilities.

	For the years ended December 31,
	2020	2019
Accumulated undistributed net realized gains	$5,624	$1,513
Accumulated undistributed net investment income	(264)	(1,516)
Paid-in capital in excess of par	$(5,360)	$(357)
Distributable earnings	5,360	357

As of December 31, 2020 and 2019, the cost of investments for tax purposes was $435,485 and $447,230, respectively, resulting in net unrealized depreciation of ($97,903) and ($63,105) respectively. As of December 31, 2020 and 2019, the Company had estimated net operating losses of $18,061 and $13,005, respectively, which can be carried back to the two preceding tax years or carried forward twenty years before expiration. As of December 31, 2020 and 2019, the Company recorded an allowance of $12,284 and $5,156, respectively, against these federal and state net operating loss carryforwards. As of December 31, 2020 and 2019, the Company had estimated capital loss carryforwards of $12,686 and $7,375, respectively, which can be carried back to the three preceding years or carried forward five years before expiration. As of December 31, 2020 and 2019, the Company recorded an allowance of $12,067and $7,154 against these federal and state capital loss carryforwards. As of December 31, 2020 and 2019, the Company had estimated long-term net capital loss carryforwards not subject to expiration of $131,331 and $122,087, respectively. As of December 31, 2020 and 2019, the Company has estimated short-term net capital loss carryforwards not subject to expiration of $4,569 and $4,887, respectively.

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

The following table summarizes the Company’s distributions declared and paid or to be paid on all shares, including distributions reinvested, if any:

Date Declared	Record Date	Payment Date	Amount Per Share
March 2, 2018	March 20, 2018	March 30, 2018	$0.27
May 1, 2018	June 15, 2018	June 29, 2018	$0.27
August 7, 2018	September 14, 2018	September 28, 2018	$0.27
November 6, 2018	December 14, 2018	December 31, 2018	$0.27
March 5, 2019	March 20, 2019	March 29, 2019	$0.21
May 7, 2019	June 14, 2019	June 28, 2019	$0.21
August 6, 2019	September 16, 2019	September 30, 2019	$0.21
October 31, 2019	December 16, 2019	December 31, 2019	$0.21
March 3, 2020	March 20, 2020	March 31, 2020	$0.21
May 5, 2020	June 15, 2020	June 30, 2020	$0.10
August 4, 2020	September 15, 2020	September 30, 2020	$0.10
October 30, 2020	December 15, 2020	December 31, 2020	$0.10
March 2, 2021	March 15, 2021	March 31, 2021	$0.10

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

The Company maintains an “opt in” dividend reinvestment plan for our common stockholders. As a result, unless stockholders specifically elect to have their dividends automatically reinvested in additional shares of common stock, stockholders will receive all such dividends in cash. There were no dividends reinvested for the years ended December 31, 2020, 2019 and 2018.

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

The tax character of distributions declared and paid in 2020 represented $15,785 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2019 represented $26,174 from ordinary income, $0 from capital gains and $0 from tax return of capital. The tax character of distributions declared and paid in 2018 represented $35,191 from ordinary income, $0 from capital gains and $0 from tax return of capital. Generally accepted accounting principles require adjustments to certain components of net assets to reflect permanent differences between financial and tax reporting. These adjustments have no effect on net asset value per share. Permanent differences between financial and tax reporting at December 31, 2020 and 2019 were $5,360 and $323, respectively.

11. Financial Highlights

	For the years ended December 31,
	2020	2019	2018	2017	2016
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$7.64	$9.15	$10.51	$11.82	$12.58
Net investment income, after taxes(2)	0.35	0.87	1.07	1.21	1.35
Net realized (loss) on investments(2)	(1.41)	(1.27)	(1.00)	(0.53)	(1.17)
Income tax provision, realized gain(2)	—	—	—	(0.03)	—
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.12)	(0.40)	(0.38)	(0.96)	0.33
Benefit (provision) for taxes on unrealized gain on investments(2)	0.01	0.01	(0.01)	0.07	0.01
Interest rate derivative periodic interest payments, net (2)	—	—	—	—	(0.01)
Net increase (decrease) in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	(1.17)	(0.79)	(0.32)	(0.24)	0.51
Accretive effect of repurchase of common stock	0.01	0.12	0.04	0.01	0.02
Dilutive effect of share issuance	(0.18)	—	—	—	—
Accretive effect of tender offer	0.36	—	—	—	—
Distributions to stockholders from net investment income	(0.51)	(0.84)	(1.08)	(1.08)	(1.29)
Total distributions	(0.51)	(0.84)	(1.08)	(1.08)	(1.29)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$6.15	$7.64	$9.15	$10.51	$11.82

Per share market value at end of period	$3.65	$6.31	$6.08	$9.05	$10.01
Total return(3)	(31.22%)	17.70%	(22.38%)	1.14%	5.76%
Shares outstanding at end of period	30,109	30,022	32,318	32,674	32,925
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$185,195	$229,455	$295,681	$343,327	$389,820
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)(8)	10.14%	9.29%	9.62%	9.90%	9.96%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (7)(9)	5.82%	10.21%	10.34%	10.43%	11.19%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	23.60%	32.55%	21.94%	17.13%	18.94%

	For the years ended December 31,
	2015	2014	2013	2012	2011
Per Share Data(1):
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., beginning of period	$13.08	$13.36	$13.20	$13.24	$13.06
Net investment income, after taxes(2)	1.41	1.42	1.37	1.38	1.04
Net realized (loss) on investments(2)	0.01	(0.38)	0.09	0.01	0.05
Income tax provision, realized gain(2)	—	(0.01)	—	—	—
Net change in unrealized appreciation (depreciation) on investments(2)(5)	(0.53)	0.06	0.01	(0.06)	0.11
Benefit (provision) for taxes on unrealized gain on investments(2)	(0.04)	—	(0.07)	(0.02)	—
Net change in unrealized appreciation (depreciation) of interest rate derivative(2)	—	—	0.02	(0.06)	—
Interest rate derivative periodic interest payments, net (2)	(0.01)	(0.01)	(0.01)	—	—
Net increase in net assets resulting from operations attributable to First Eagle Alternative Capital BDC, Inc.	0.84	1.08	1.41	1.25	1.20
Accretive effect of repurchase of common stock	0.02	—	—	—	—
Accretive effect of share issuance	—	—	0.18	0.05	—
Distributions to stockholders from net investment income	(1.36)	(1.30)	(1.42)	(1.29)	(1.02)
Distributions to stockholders from net realized gains	—	(0.06)	(0.01)	(0.05)	—
Total distributions	(1.36)	(1.36)	(1.43)	(1.34)	(1.02)
Net asset value attributable to First Eagle Alternative Capital BDC, Inc., end of period	$12.58	$13.08	$13.36	$13.20	$13.24

Per share market value at end of period	$10.70	$11.76	$16.49	$14.79	$12.21
Total return(3)	2.41%	(20.96%)	22.10%	33.43%	1.87%
Shares outstanding at end of period	33,311	33,905	33,905	26,315	20,220
Ratio/Supplemental Data:
Net assets at end of period, attributable to First Eagle Alternative Capital BDC, Inc.	$418,899	$443,621	$452,942	$347,484	$267,617
Ratio of total expenses to average net assets, attributable to First Eagle Alternative Capital BDC, Inc.(4)(6)(8)	10.87%	9.79%	8.73%	8.14%	6.18%
Ratio of net investment income to average net assets, attributable to First Eagle Alternative Capital BDC, Inc. (7)(9)	10.81%	10.70%	10.25%	10.39%	7.94%
Portfolio turnover, attributable to First Eagle Alternative Capital BDC, Inc.	22.85%	28.98%	33.09%	53.95%	15.43%

(1)	Includes the cumulative effect of rounding.
(2)	Calculated based on weighted average common shares outstanding.
(3)

Total return is based on the change in market price per share during the period. Total return takes into account dividends and distributions, if any, reinvested in accordance with the Company's dividend reinvestment plan.

(4)

For the years ended December 31, 2020, 2019, 2018, 2017, 2016, 2015, 2014, 2013, 2012 and 2011 the ratio components included 1.02%, 2.06%, 2.67%, 2.73%, 2.75%, 2.69%, 2.47%, 1.86%, 1.72% and 1.51% of net base management fee, (0.22%), (0.04%), (0.01%), 0.62%, 1.12%, 2.70%, 2.48%, 2.64%, 2.43% and 1.80% of net incentive fee, 6.58%, 5.27%, 4.97%, 4.92%, 3.06%, 3.29%, 2.47%, 1.76%, 1.43% and 0.65% of the cost of  borrowing, 2.71%, 1.93%, 1.80%, 1.93%, 2.02%, 1.95%, 2.05%, 1.85%, 2.19% and 2.20% of other operating expenses, and 0.05%, 0.07%, 0.19%, (0.30%), 0.01%, 0.22%, 0.09%, 0.49%, 0.16% and 0.00% of the impact of all taxes, respectively.

(5)	Includes the net change in unrealized appreciation (depreciation) on foreign currency transactions, as applicable.
(6)

Ratio of total expenses before incentive fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 10.13% and 10.12% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2020, 2019, 2016, 2015, 2014, 2013, 2012 or 2011.

(7)

Ratio of net investment income before incentive fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 9.82% and 10.21% for the years ended December 31, 2018 and 2017, respectively. The incentive fee waiver was not applicable to fiscal years 2020, 2019, 2016, 2015, 2014, 2013, 2012 or 2011.

(8)

Ratio of total expenses before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 11.11% and 9.49% for the years ended December 31, 2020 and 2019. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016, 2015, 2014, 2013, 2012 or 2011.

(9)

Ratio of net investment income before management fee waiver to average net assets attributable to First Eagle Alternative Capital BDC, Inc. was 4.84% and 10.02% for the years ended December 31, 2020 and 2019. The management fee waiver was not applicable to fiscal years 2018, 2017, 2016, 2015, 2014, 2013, 2012 or 2011.

12. Stock Repurchase Program and Tender Offer

Stock Repurchase Program

On March 2, 2018 the Company’s board of directors authorized a $20,000 stock repurchase program, which was extended and modified on March 5, 2019 to authorize the repurchase of outstanding shares in an aggregate amount of up to $15,000. Effective March 14, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. This plan was completed in November of 2019. On December 16, 2019, the Company’s board of directors authorized a new $10,000 stock repurchase program which expired on December 16, 2020. Effective December 17, 2019, the Company adopted a stock trading plan in accordance with Rule 10b5-1 of the Exchange Act. The Company has provided its stockholders with notice of its ability to repurchase shares of our common stock in accordance with 1940 Act requirements. The Company will retire immediately all such shares of common stock that it purchases in connection with the stock repurchase program.

The following table summarizes the Company’s share repurchases under its stock repurchase program for the years ended December 31, 2020, 2019 and 2018:

	For the three months ended September 30,		For the years ended December 31,
	2020	2019	2020	2019	2018
Dollar amount repurchased (1)	$-	$5,571	$2,161	$15,442	$2,558
Shares repurchased	-	831	341	2,296	356
Average price per share (including commission)	$-	$6.70	$6.33	$6.73	$7.18
Weighted average discount to net asset value	0.00%	25.23%	16.99%	22.37%	29.07%

(1)

The Company purchased 55,400 shares at an average price of $6.75, inclusive of commissions, during 2019 prior to the adoption of the stock trading plan in accordance with Rule 10b5-1 of the Exchange Act.  Subsequent to March 13, 2019, all shares were purchased under the 10b5-1 plan.

Tender Offer

On June 23, 2020, the Company announced the commencement of a modified “Dutch Auction” tender offer (the “Tender Offer”) to repurchase up to $20,000 of its common stock. Pursuant to the Tender Offer, the Company purchased 5,189 shares of the Company’s common stock at a purchase price of approximately $3.75 per share. The purchase of shares was settled on July 23, 2020 for a total purchase price of approximately $19,459, excluding fees and expenses related to the Tender Offer, at a discount to net asset value of 32.31%. The shares of common stock purchased in the Tender Offer represented approximately 14.7% of the Company’s issued and outstanding shares as of July 23, 2020. The Company retired all shares of common stock purchased in connection with the Tender Offer.

13. Subsequent Events

The Company's management has evaluated subsequent events through the date of issuance of the consolidated financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2020, except as discussed below.

From January 1, 2021 through March 4, 2021, the Company made two new investments totaling $2,076 at par and revolver and delayed draw fundings totaling $1,443 at a combined weighted average yield based upon cost at time of investment of 7.7%.

On March 2, 2020, the Board declared a dividend of $0.10 per share payable on March 31, 2021 to stockholders of record at the close of business on March 15, 2021.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of December 31, 2020

(dollar amounts in thousands)

Type of Investment/Portfolio company (1)(2)(9)	Principal/No.of Shares /No.of Units	Purchases (11)	Sales	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Dividends/ Interest Income/ Other Income	Fair Value at December 31, 2020
Control Investments
—50.65% of net asset value
Control Investments - Majority Owned
—50.65% of net asset value
First lien senior secured debt
—8.57% of net asset value
Southeast
—3.98% of net asset value
Loadmaster Derrick & Equipment, Inc. - Senior secured revolving term loan (3) 11.3% (LIBOR+ 10.3% PIK) due 12/31/2020	9,214	$1,351	$(750)	$—	$(1,044)	$262	$7,370
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 11.3% (LIBOR + 10.3% PIK) (3) due 12/31/2020	11,576	—	—	—	(728)	—	—
Loadmaster Derrick & Equipment, Inc. - Senior secured term loan 13.0% (LIBOR + 12% PIK) (3) due 12/31/2020	2,750	—	—	—	—	—	—
Subtotal Southeast		$1,351	$(750)	$—	$(1,772)	$262	$7,370

Southwest
—4.59% of net asset value
OEM Group, LLC - Senior secured term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	—	$—	$(1,596)	$(18,284)	$5,964	$—	$—
OEM Group, LLC - Senior secured revolving term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	—	3,430	(18,421)	569	(148)	8	—
OEM Group, LLC - Senior secured revolving term loan 11.3% (LIBOR+9.5%)(7.3% Cash and 4.0% PIK) due 6/30/2022	—	—	(9,686)	194	2,847	—	—
OEM Group, LLC - Senior secured term loan 8.5% (LIBOR+7.5%) due 9/30/2025 (10) (12)	8,500	8,500	—	—	—	167	8,500
Subtotal Southwest		$11,930	$(29,703)	$(17,521)	$8,663	$175	$8,500

Subtotal first lien senior secured debt		$13,281	$(30,453)	$(17,521)	$6,891	$437	$15,870

Second lien debt
—5.3.00% of net asset value
Southeast
—5.3.00% of net asset value

OEM Group, LLC - Second Lien term loan 10.0% PIK due 9/30/2025 (10) (12)	45,198	$22,203	$—	$—	$(12,380)	$—	$9,823
Subtotal Southeast		$22,203	$—	$—	$(12,380)	$—	$9,823

Subtotal second lien debt		$22,203	$—	$—	$(12,380)	$—	$9,823

Equity Investments
—0.00% of net asset value

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of December 31, 2020

(dollar amounts in thousands)

Southeast
—0.00% of net asset value
Loadmaster Derrick & Equipment, Inc.(5)	2,956	$—	$—	$—	$—	$—	$—
Loadmaster Derrick & Equipment, Inc.(6)	12,131	—	—	—	—	—	—
Subtotal Southeast		$—	$—	$—	$—	$—	$—

Southwest
—0.00% of net asset value
OEM Group, LLC (6)	20,000	$—	$—	$—	$—	$—	$—
Subtotal Southwest		$—	$—	$—	$—	$—	$—

Subtotal equity investments		$—	$—	$—	$—	$—	$—

Investments in funds
—36.78% of net asset value
Northeast
—36.78% of net asset value
First Eagle Logan JV, LLC (4) (7)		$(97)	$(4,852)	$—	$(10,312)	$7,052	$68,133
Subtotal investments in funds		$(97)	$(4,852)	$—	$(10,312)	$7,052	$68,133

Total Control Investments - Majority Owned		$35,387	$(35,305)	$(17,521)	$(15,801)	$7,489	$93,826

Control Investments - Less Than Majority Owned
—0.00% of net asset value
Equity Investments

West
—0.00% of net asset value
C&K Market, Inc. (6)	—	$—	$(6,350)	$4,079	$(2,903)	$2,920	$—
C&K Market, Inc. due 7/1/2024 (5)	—	—	(10,706)	(250)	995	—	—
Subtotal West		$—	$(17,056)	$3,829	$(1,908)	$2,920	$—

Subtotal equity investments		$—	$(17,056)	$3,829	$(1,908)	$2,920	$—

Total Control Investments - Less Than Majority Owned		$—	$(17,056)	$3,829	$(1,908)	$2,920	$—

Total Control Investments		$35,387	$(52,361)	$(13,692)	$(17,709)	$10,409	$93,826

Investments in funds
—0.00% of net asset value
Northeast
—0.00% of net asset value
First Eagle Greenway Fund, LLC (4) (8)		$—	$—	$(1)	$—	$7	$—
First Eagle Greenway Fund, II LLC (4) (8)		—	—	—	(2)	201	1
Subtotal Northeast		$—	$—	$(1)	$(2)	$208	$1

Subtotal investments in funds		$—	$—	$(1)	$(2)	$208	$1

Total Affiliate Investments		$—	$—	$(1)	$(2)	$208	$1

Total Control and Affiliate Investments—— 50.65% of net asset value		$35,387	$(52,361)	$(13,693)	$(17,711)	$10,617	$93,827

(1)

The principal amount and ownership detail as shown in the Consolidated Schedule of Investments as of December 31, 2020. Unless otherwise noted, all investments are valued using significant unobservable inputs.

Schedule 12-14

First Eagle Alternative Capital BDC, Inc. and Subsidiaries

Schedule of Investments in and Advances to Affiliates

As of December 31, 2020

(dollar amounts in thousands)

(2)

Variable interest rate investments bear interest in reference to London Interbank offer rate, or LIBOR, or Alternate Base Rate, or ABR, which are effective as of December 31, 2020. LIBOR loans are typically indexed to 30-day, 60-day, 90-day or 180-day LIBOR rates, at the borrower’s option, and ABR rates are typically indexed to the current prime rate or federal funds rate. Each of LIBOR and ABR rates may be subject to interest floors. As of December 31, 2020, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 0.14%, 0.19%, 0.24%, and 0.26%, respectively. As of December 31, 2019, the 30-day, 60-day, 90-day and 180-day LIBOR rates were 1.76%, 1.84%, 1.91%, and 1.91%, respectively.

(3)	Loan was on non-accrual as of December 31, 2020.
(4)	Investment is measured at fair value using net asset value.
(5)	Preferred Stock.
(6)	Common stock and member interest.
(7)

Together with Perspecta Trident LLC, or Perspecta, an affiliate of Perspecta Trust LLC, the Company invests in First Eagle Logan JV LLC, or Logan JV. Logan JV is capitalized through equity contributions from its members and investment decisions must be unanimously approved by the Logan JV investment committee consisting of one representative from each of the Company and Perspecta.

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

(10)	Restructured loan for which income is not being recognized as of December 31, 2020.
(11)	Includes reorganizations and restructuring of investments.
(12)

On September 30, 2020, the Company restructured its first lien senior term loan and revolvers in OEM Group, LLC (“OEM”) into a $7,500 first lien senior secured term loan and a $44,090 second lien term loan, at par. The Company is not recognizing interest income on the restructured second lien term loan as of December 31, 2020. This transaction resulted in a $17,521 realized loss, which was fully offset by a reversal of unrealized depreciation.

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

(b) Management’s Report on Internal Control Over Financial Reporting

The management of First Eagle Alternative Capital BDC, Inc. and its Subsidiaries (except where the context suggests otherwise, the terms “we,” “us,” “our,” and “First Eagle” refer to First Eagle Alternative Capital BDC, Inc. and its Subsidiaries) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, management determined that our internal control over financial reporting was effective as of December 31, 2020.

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

None

PART III

We will file a definitive Proxy Statement for our 2021 Annual Meeting of Stockholders with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our definitive Proxy Statement relating to our 2021 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of our fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed or incorporated by reference as part of this Annual Report:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule 12-14 as of December 31, 2020 – Page 204

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

The following exhibits are filed as part of this report or hereby incorporated by reference to exhibits previously filed with the SEC:

3.1	Third Amended and Restated Certificate of Incorporation (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

3.2	Second Amended and Restated Bylaws (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 6, 2020).

4.1

Form of Specimen Certificate (Incorporated by reference from the Registrant’s pre-effective Amendment No. 4 to the Registration Statement under the Securities Act of 1933, as amended, on Form N-2, filed on April 20, 2010).

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

4.6	Form of 6.125% Note due 2023 (included as part of Exhibit 4.5).

4.7	Description of First Eagle Alternative Capital BDC, Inc.’s Registered Securities*.

10.1	Dividend Reinvestment Plan (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010).

10.2

Investment Management Agreement, dated as of May 28, 2020, between First Eagle Alternative Capital BDC, Inc. and First Eagle Alternative Credit, LLC. (Incorporated by reference to Exhibit A to the Proxy Statement on Schedule 14A filed April 23, 2020).

10.3	Custodian Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010).

10.4

Administration Agreement, dated as of January 31, 2020, between First Eagle Alternative Capital BDC, Inc. and First Eagle Alternative Credit, LLC. (Incorporated by reference from the Registrant’s Current Report on Form 8-K, filed on February 4, 2020).

10.5	Sub-Administration Agreement (Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q, filed on August 9, 2010).

10.6

First Eagle Logan JV LLC Limited Liability Company Agreement dated December 3, 2014 between First Eagle Alternative Capital BDC, Inc. and Perspecta Trident LLC (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on December 3, 2014).

10.7

Third Amended and Restated Senior Secured Revolving Credit Agreement dated as of October 16, 2020, by and among the Company as borrower, the Lenders party thereto and ING Capital LLC, as Administrative Agent, Arranger and Borrower (Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on October 20, 2020).

21	Subsidiaries of the Registrant First Eagle Alternative Capital Holdings, Inc.—Delaware First Eagle Alternative Capital Agent, Inc.—Delaware First Eagle OEMG Investor, Inc.—Delaware

23.1	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Alternative Capital BDC, Inc.*

23.2	Consent of the Independent Registered Public Accounting Firm with respect to First Eagle Logan JV, LLC*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934* (as amended).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934* (as amended).

31.3	Certification of Chief Accounting Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.*.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)*.

32.3	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*.

99.1	Financial Statements of First Eagle Logan JV, LLC as of and for the year ended December 31, 2020 (audited)* .

(*)	Filed herewith

Item 16.	Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 4, 2021	By:	/s/ CHRISTOPHER J. FLYNN
First Eagle Alternative Capital BDC, Inc. Christopher J. Flynn Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2021	By:	/S/ CHRISTOPHER J. FLYNN
Christopher J. Flynn Director and Chief Executive Officer (Principal Executive Officer)

Date: March 4, 2021	By:	/S/ TERRENCE W. OLSON
Terrence W. Olson Chief Financial Officer (Principal Financial Officer)

Date: March 4, 2021	By:	/S/ JENNIFER M. WILSON
Jennifer M. Wilson Chief Accounting Officer
Date: March 4, 2021	By:	/S/ NANCY HAWTHORNE
Nancy Hawthorne Chairman of the Board of Directors

Date: March 4, 2021	By:	/S/ EDMUND P. GIAMBASTIANI, JR
Edmund P. Giambastiani, Jr Director

Date: March 4, 2021	By:	/S/ DEBORAH MCANENY
Deborah McAneny Director

Date: March 4, 2021	By:	/S/ JAMES D. KERN
James D. Kern Director

Date: March 4, 2021	By:	/S/ JANE NELSON
Jane Nelson Director